Form 10-K
period 1993-12-31
NATIONAL CITY BANCSHARES INC
filed 1994-03-30
CIK 764241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1993

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                         Commission file number 0-13585

                         NATIONAL CITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

         Indiana                                       35-1632155
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

227 Main Street, P.O. Box 868, Evansville, Indiana          47705-0868
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  812-464-9800

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, $3.33 1/3 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of March 11, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was $123,330,215.

The number of shares outstanding of the registrant's common stock, $3.33 1/3 par value was 3,741,227 at March 11, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993. (Part I, Part II, and Part IV)

(2) Portions of the Registrant's Proxy Statement for the Annual
    Shareholders' Meeting to be held April 19, 1994.  (Part III)

                         NATIONAL CITY BANCSHARES, INC.
                          1993 FORM 10-K ANNUAL REPORT

                               Table of contents

                                                                   PAGE
                                                                 NUMBER
                                   PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . .     4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .     8
Item  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .     8
Item  4.  Submission of Matters to a Vote of Security
          Holders  . . . . . . . . . . . . . . . . . . . . . . .     8


                                   PART II

Item  5.  Market for Registrant's Common Equity and Related
          Shareholder Matters  . . . . . . . . . . . . . . . . .     9
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . .     9
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . .     9
Item  8.  Financial Statements and Supplementary Data  . . . . .     9
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure  . . . . . . . . .     9


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant . .    10
Item 11.  Executive Compensation . . . . . . . . . . . . . . . .    11
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . .    11
Item 13.  Certain Relationships and Related Transactions . . . .    11


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . . . .    12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                                   FORM 10-K
                         NATIONAL CITY BANCSHARES, INC.
                               December 31, 1993


                                     PART I


ITEM  1.   BUSINESS

National City Bancshares, Inc., (hereinafter referred to as the Corporation), is an Indiana Corporation organized in 1985 to engage in the business of a bank holding company. Based in Evansville, Indiana, the Corporation has eleven wholly owned subsidiaries, ten commercial banks serving twenty towns and cities with a total of thirty banking centers and an insurance agency. Each subsidiary, its locations, number of offices, year founded and date of merger is shown below. In addition to these mergers, Chandler State Bank was acquired by the Corporation in August 1986 and merged into The National City Bank of Evansville in June 1987.


Subsidiary                        Number of   Year   Date of
Principal and Other Cities          Offices  Founded Merger
The National City Bank of Evansville     11   1850   May 6, 1985
Evansville, Chandler and Newburgh,
Indiana
Poole Deposit Bank                        1   1902   November 30, 1986
Poole, Kentucky
The Peoples National Bank of Grayville    1   1937   May 16, 1988
Grayville, Illinois
The Farmers and Merchants Bank            1   1896   January 30, 1989
Fort Branch, Indiana
Farmers State Bank                        2   1916   November 30, 1990
Sturgis, Kentucky
Lincolnland Bank                          6   1904   December 17, 1993
Dale, Chrisney, Grandview,
Hatfield, Reo and Rockport, Indiana
The Bank of Mitchell                      3   1882   December 17, 1993
Mitchell and Bedford, Indiana
Pike County Bank                          1   1900   December 17, 1993
Petersburg, Indiana
The Spurgeon State Bank                   2   1921   December 17, 1993
Spurgeon and Arthur, Indiana
The State Bank of Washington              2   1910   December 17, 1993
Washington and Odon, Indiana
Ayer-Wagoner-Deal Insurance Agency, Inc.  1   1989   December 17, 1993
Rockport, Indiana

The Corporation's subsidiary banks provide a wide range of financial services to the communities they serve in southwestern Indiana, western Kentucky and southeastern Illinois. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); and complete personal and corporate trust services. All banks are members of the Federal Deposit Insurance Corporation.

The Corporation's nonbank subsidiary, Ayer-Wagoner-Deal Insurance Agency, Inc., operates as an insurance agency offering various insurance products through several insurance companies or underwriters and sells the following types of insurance: life, casualty, property, homeowners, business, disability and automobile.

At December 31, 1993, the Corporation and its subsidiaries had 388 full-time equivalent employees. The subsidiaries provide a wide range of employee benefits and consider employee relations to be excellent.

COMPETITION

The Corporation has active competition in all areas in which it presently engages in business. Each subsidiary bank competes for commercial and individual deposits and loans with commercial banks, savings and loan associations, credit unions connected with local businesses and other non-banking institutions. The Corporation's insurance agency competes with several other insurance agencies in Rockport, Indiana, and neighboring communities.

FOREIGN OPERATIONS

The Corporation and its subsidiaries have no foreign branches or significant business with foreign obligers or depositors.

REGULATION AND SUPERVISION

The Corporation, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Act"), is subject to regulation by the Board of Governors of the Federal Reserve System ("Board"). Under the Act, the Corporation is required to obtain the prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. In addition, the Corporation is prohibited under the Act, with certain exceptions, from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company which is not a bank. The Corporation may engage in, and may own shares of companies engaged in, certain activities found by the Board to be so closely related to banking as to be a proper incident thereto. The Act prohibits the acquisition by a bank holding company of shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. The Corporation is required by the Act to file annual reports of its operations with the Board and such additional information as they may require pursuant to the Act, and the Corporation and its subsidiaries are subject to examination by the Board. Further, under the Act and the regulations of the Board, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services. The Board has adopted "capital adequacy guidelines" for its use in examining and supervising bank holding companies. A bank holding company's ability to pay dividends and expand its business through the acquisition of additional subsidiaries can be restricted if its capital falls below levels established by these guidelines.

The primary supervisory authority of The National City Bank of Evansville and The Peoples National Bank of Grayville is the Comptroller of the Currency, who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. The Comptroller of the Currency has the authority to prevent a national bank from engaging in an unsafe or an unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of a bank, could be deemed such a practice. In addition, both banks are members of, and subject to regulation by, the Federal Deposit Insurance Corporation.

As state banks, Poole Deposit Bank and Farmers State Bank are supervised and regulated by the Commonwealth of Kentucky Department of Financial Institutions. The Farmers and Merchants Bank, Lincolnland Bank, The Bank of Mitchell, Pike County Bank, The Spurgeon State Bank and The State Bank of Washington are supervised and regulated by the State of Indiana Department of Financial Institutions. In addition, all eight banks are members of, and subject to regulation by, the Federal Deposit Insurance Corporation.

Federal and state banking laws and regulations govern, among other things, the scope of the bank's business, the investments it may make, the reserves against deposits it must maintain, loans the bank makes and collateral it takes, activities with respect to mergers and consolidations and the establishment of branches.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989, primarily in an attempt to address problems in the savings and loan industry. However, the Act has had a substantial effect on the environment in which commercial banks operate. The annual assessment rates for banks insured by the Federal Deposit Insurance Corporation were to increase from .083% of deposits to .12% in 1990, and to .15% in 1991. However, such rates were increased by the FDIC to .195% effective January 1, 1991 and .23% effective July 1, 1991.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted in 1991. Among other things, FDICIA, requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Corporation and each of the Corporation's Banks currently exceed the regulatory definition of a "well capitalized" financial institution.

The Ayer-Wagoner-Deal Insurance Agency, Inc. is regulated by the Indiana Department of Insurance.

STATISTICAL DISCLOSURE

The statistical disclosure on the Corporation and its subsidiaries, on a consolidated basis, included on pages 1, 3 through 13 and 33 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993, is hereby incorporated by reference herein.

ITEM  2.   PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 1993, was $10,439,166. The Corporation's offices are located in a building owned by The National City Bank of Evansville (hereinafter referred to as the Bank), in which the Bank's main office is located. The main office of the Bank is located at 227 Main Street in downtown Evansville, Indiana. This building is owned in fee by the Bank. The other subsidiary banks, all branches and the insurance agency are located on premises either owned or leased. None of the property is subject to any major encumbrance.


ITEM  3.   LEGAL PROCEEDINGS

None


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1993, two matters were submitted to a vote of shareholders. On December 14, 1993, a special meeting of the shareholders was held to consider and take action on proposals to approve and adopt two Merger Agreements. The first Merger Agreement dated July 1, 1993, by and between the Corporation and Lincolnland Bancorp, Inc. ("Lincolnland") provided for, among other things, the merger of Lincolnland with and into the Corporation. This proposal was approved with 2,003,763.1085 shares voted affirmatively, 3,614.0000 negatively and 31,460.8022 abstaining. The second Merger Agreement dated June 25, 1993, by and between the Corporation and Sure Financial Corporation, ("Sure") provided for, among other things, the merger of Sure with and into the Corporation. This proposal was approved with 2,024,601.1085 shares voted affirmatively, 288,160.7531 negatively and 9,532.8022 abstaining. Both mergers were consummated December 17, 1993.

                                    PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS

Pages 1 and 33 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993, is hereby incorporated by reference herein. Dividends are restricted by earnings and the need to maintain adequate capital. Management intends to continue its current dividend policy subject to these restrictions.

ITEM  6.   SELECTED FINANCIAL DATA

Page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993, is hereby incorporated by reference herein.


ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

Pages 1, 3 through 13 and 33 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993, are incorporated by reference herein.


ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 15 through 30 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993, are incorporated by reference herein.


ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors approved the appointment of McGladrey & Pullen, Certified Public Accountants and Consultants, as independent accountants to audit the financial statements of the Corporation and its subsidiaries for the year 1993. Gaither Rutherford & Co., formerly Gaither Koewler Rohlfer Luckett & Co., ("Gaither") audited the books and records of the Corporation and its subsidiaries from 1985 through 1992. The Board of Directors had determined it to be in the best interest of the Corporation to change independent accountants for 1993. This change was ratified by the Corporation's shareholders at the 1993 annual meeting.

The financial statements provided by Gaither in 1992 and 1991 did not contain any adverse opinions or any disclaimers of opinions, nor were they qualified or modified as to uncertainty, audit scope or accounting reasons. Further, there have been no disagreements between Gaither and the Corporation.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)   Directors of the Corporation

This information under the heading "Election of Directors and Information with Respect to Directors and Officers" on pages 3 to 6 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 1994, is hereby incorporated by reference herein.

     (b)   Executive Officers of the Corporation

The Executive Officers of the Corporation, most of whom are also Executive Officers of The National City Bank of Evansville (hereinafter referred to as the Bank) are as follows:

NAME                     AGE   OFFICE AND BUSINESS EXPERIENCE
John D. Lippert           60   Chairman of the Board and Chief Executive Officer of the Corporation since 1992. President of the
                               Corporation from 1985 to June 1993.  Director of the Corporation since 1985.  Chairman of the Board of the Bank since 1992 and Chief Executive Officer since 1989.  President of the Bank from 1984 to
                               June 1993 and a Director since 1981.

Robert A. Keil            50   President of the Corporation since June 1993.  Executive Vice President of the Corporation from
                               1991 to June 1993.  Assistant Secretary and Assistant Treasurer of the Corporation from 1985 to
                               June 1993.  Executive Vice President  of the Bank from 1991 to June 1993 and Senior Vice President from 1987 to 1991.

Benjamin W. Bloodworth    58   Executive Vice President and Assistant Secretary/Treasurer of the Corporation since June 1993.
                               Senior Vice President of the Corporation from 1989 to June 1993.  Executive Vice President of the
                               Bank since 1991.  Senior Vice President of the Bank from 1980 to 1991.  Director of The Peoples
                               National Bank of Grayville from 1988 to January 1994.  Director of The Farmers and Merchants Bank
                               from 1989 to January 1993.  Director of Lincolnland Bank and The State Bank of Washington since
                               January 1994.

NAME                     AGE   OFFICE AND BUSINESS EXPERIENCE
Michael F. Elliott        42   Executive Vice President of the Corporation since December 1993.  Chairman of the Board since 1989,
                               Chief Executive Officer and Director since 1982 of The State Bank of Washington.  President of The
                               State Bank of Washington from 1982 to 1989.  Chairman of the Board from 1990 to December 1993 and
                               President and Chief Executive  Officer from 1988 to December 1993 of Sure Financial Corporation.

Harold A. Mann            55   Secretary and Treasurer of the Corporation since 1985.  Senior Vice  President and Controller of the Bank since 1984. Director of Poole Deposit Bank from 1986 to 1990 and from January  1994 to
                               Present.


ITEM 11.   EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" on pages 7 through 11 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 1994, is hereby incorporated by reference herein.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" on pages 1 through 3 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 1994, is hereby incorporated by reference herein.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" on page 11 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 1994, is hereby incorporated by reference herein.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries, included on pages 15 through 30 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993, are hereby incorporated by reference:

     Independent Auditor's Report
     Consolidated Statements of Financial Position, at
       December 31, 1993 and 1992
     Consolidated Statements of Income, years ended
       December 31, 1993, 1992 and 1991
     Consolidated Statements of Shareholders' Equity,
       years ended December 31, 1993, 1992 and 1991
     Consolidated Statements of Cash Flows, years ended
       December 31, 1993, 1992 and 1991
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or related notes.

EXHIBITS

The following exhibits are submitted herewith:

   3   -   Articles of Incorporation, as amended
  13   -   Annual Report to Shareholders for the year ended
           December 31, 1993 (Incorporated by Reference)
  22   -   Subsidiaries of the Registrant
  28   -   Proxy Statement for the Annual Meeting of
           Shareholders to be held on April 19, 1994
           (Incorporated by Reference)

REPORTS ON FORM 8-K

Form 8-K dated December 29, 1993, reported that on December 17, 1993, the Registrant completed its acquisition of Sure Financial Corporation ("Sure") and Lincolnland Bancorp, Inc. ("Lincolnland"). The transactions were structured as statutory mergers, pursuant to which each of Sure and Lincolnland were merged with and into National City Bancshares, Inc. Sure was a multibank holding company with approximately $130 million in assets and Lincolnland was a one-bank holding company with approximately $108 million in total assets. Shareholders of Lincolnland received shares of Registrant valued at $23.5 million and shareholders of Sure received shares of Registrant valued at $16 million in the transactions. The former subsidiaries of Lincolnland and Sure will be operated as wholly owned subsidiaries of Registrant. The consolidated entity will have approximately $711 million in total assets.

In other matters, Michael F. Elliott was appointed Executive Vice President of the Registrant on December 21, 1993. Mr. Elliott was President of Sure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

          NATIONAL CITY BANCSHARES, INC.



           By /s/ JOHN D. LIPPERT          3/15/94
              John D. Lippert                 Date
              Chairman of the Board and
              Chief Executive Officer



           By /s/ ROBERT A. KEIL           3/15/94
              Robert A. Keil                  Date
              President and
              Chief Financial Officer



           By /s/ HAROLD A. MANN           3/15/94
              Harold A. Mann                  Date
              Secretary and Treasurer
             (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Donald B. Cox                Date
              Director



          /s/ SUSANNE R. EMGE          3/15/94
              Mrs. N. Keith Emge          Date
              Director



          /s/ MICHAEL D. GALLAGHER     3/15/94
              Michael D. Gallagher        Date
              Director



          /s/ DONALD G. HARRIS         3/15/94
              Donald G. Harris            Date
              Director



          /s/ ROBERT H. HARTMANN       3/15/94
              Robert H. Hartmann          Date
              Director



          /s/ C. MARK HUBBARD          3/15/94
              C. Mark Hubbard             Date
              Director



          /s/ EDGAR P. HUGHES          3/15/94
              Edgar P. Hughes             Date
              Director



          /s/ R. EUGENE JOHNSON        3/15/94
              R. Eugene Johnson           Date
              Director

          /s/ EDWIN F. KARGES, JR.     3/15/94
              Edwin F. Karges, Jr.        Date
              Director



          /s/ ROBERT A. KEIL           3/15/94
              Robert A. Keil              Date
              Director



          /s/ JOHN D. LIPPERT          3/15/94
              John D. Lippert             Date
              Director



          /s/ JOHN LEE NEWMAN          3/15/94
              John Lee Newman             Date
              Director



          /s/ RONALD G. REHERMAN       3/15/94
              Ronald G. Reherman          Date
              Director




              Laurence R. Steenberg       Date
              Director



          /s/ C. WAYNE WORTHINGTON     3/15/94
              C. Wayne Worthington        Date
              Director



          /s/ GEORGE A. WRIGHT         3/15/94
              George A. Wright            Date
              Director

                                 EXHIBIT INDEX

Reg. S-K

EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT

   3              Articles of Incorporation, as
                   amended

  13              Annual Report to Shareholders for
                   the year ended December 31, 1993

  22              Subisdiaries of the Registrant

  28              Proxy Statement for the Annual
                   Meeting of Shareholders to be
                   held on April 19, 1994