Form 10-Q
period 1994-03-31
NATIONAL CITY BANCSHARES INC
filed 1994-05-16
CIK 764241

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994.

                                     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


Commission file number:  0-13585


                       NATIONAL CITY BANCSHARES, INC.
           (Exact name of registrant as specified in its charter)


          INDIANA                                           35-1632155
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   P.O. BOX 868, EVANSVILLE, INDIANA                        47705-0868
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes (X)        No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT MAY 11, 1994
(Common stock,
 $3.33 1/3 par value)                  3,698,704

                       NATIONAL CITY BANCSHARES, INC.


                                    INDEX

                                                                 PAGE NO.
                      PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     March 31, 1994, December 31, 1993,
     and March 31, 1993                                                1

Condensed consolidated statements of income-
     three months ended March 31, 1994 and 1993                        2

Condensed consolidated statements of cash flows-
     three months ended March 31, 1994 and 1993                      3-4

Notes to condensed consolidated financial statements                   5

Management's discussion and analysis of financial
     condition and results of operations                             6-9


                        PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                           10


                                 SIGNATURES                           10

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
                           (Dollars in thousands)

                                              March    December       March
                                                 31          31          31
                                               1994        1993        1993
                                           --------    --------    --------
               ASSETS
Cash and due from banks                    $ 24,050    $ 29,885    $ 31,001
Interest-bearing deposits in banks           10,712      13,578      28,048
Securities held to maturity                  70,476      74,040     184,607
Securities available for sale               117,515     101,722       1,691
Federal funds sold                           21,130      42,224      20,283
Loans                                       437,777     435,021     418,365
  Less:   Allowance for possible
          loan losses                         3,840       3,791       4,224
                                           --------    --------    --------
  Loans, net                                433,937     431,230     414,141
Premises and equipment                       10,277      10,439      10,253
Other real estate owned                         646         688       3,172
Other assets                                 12,935      13,333      13,177
                                           --------    --------    --------
  Total Assets                             $701,678    $717,139    $706,373
                                           --------    --------    --------
                                           --------    --------    --------

               LIABILITIES
Deposits:
  Noninterest-bearing demand               $ 78,056    $ 81,385    $ 78,254
  Interest-bearing savings and time         515,698     525,263     527,654
                                           --------    --------    --------
     Total deposits                         593,754     606,648     605,908
Federal funds purchased and securities
  sold under agreements to repurchase        13,458      13,173      11,017
Notes issued to the U.S. Treasury             2,355       5,393       2,126
Guaranteed bank loan of
  Employee Stock Ownership Plan                 432         541         649
Other liabilities                             5,612       5,483       5,534
                                           --------    --------    --------
  Total liabilities                         615,611     631,238     625,234
                                           --------    --------    --------
                                           --------    --------    --------

          SHAREHOLDERS' EQUITY
Common stock -- $3.33 1/3 par value
               Number of shares at:
               3/31/94   12/31/93    3/31/93
             ---------  ---------  ---------
 Authorized  5,000,000  5,000,000  5,000,000
 Outstanding 3,730,327  3,741,257  3,741,206 12,434      12,471      12,471
Capital surplus                              35,774      36,128      36,144
Retained earnings                            38,454      37,375      33,254
Unrealized gain(loss) on securities
  available for sale                           (163)        468         (81)
Employee Stock Ownership Plan
  obligation guaranty                          (432)       (541)       (649)
                                           --------    --------    --------
  Total shareholders' equity                 86,067      85,901      81,139
                                           --------    --------    --------
  Total Liabilities and
    Shareholders' Equity                   $701,678    $717,139    $706,373
                                           --------    --------    --------
                                           --------    --------    --------


The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share data)

                                                             Three Months
                                                                 Ended
                                                               March 31
                                                       --------------------
                                                          1994         1993
                                                       -------      -------
INTEREST INCOME
Interest and fees on loans                             $ 8,719      $ 8,853
Interest and dividends on securities                     2,386        2,720
Interest on federal funds sold                             253          271
Interest on deposits in banks                              133          328
                                                       -------      -------
  Total interest income                                 11,491       12,172
                                                       -------      -------

INTEREST EXPENSE
Interest on deposits                                     4,292        5,010
Interest on funds borrowed                                 118          148
                                                       -------      -------
  Total interest expense                                 4,410        5,158
                                                       -------      -------

NET INTEREST INCOME                                      7,081        7,014
Provision for loan losses                                 (153)         196
                                                       -------      -------
  Net interest income after
    provision for loan losses                            7,234        6,818
                                                       -------      -------

NONINTEREST INCOME
Trust income                                               289          284
Service charges on deposit accounts                        478          447
Securities gains (losses)                                 (182)         305
Other income                                               310          351
                                                       -------      -------
  Total noninterest income                                 895        1,387
                                                       -------      -------

NONINTEREST EXPENSE
Salaries and employee benefits                           2,886        2,776
Premises and fixed assets                                  814          813
Assessments of the FDIC                                    344          320
Other expenses                                           1,286        1,353
                                                       -------      -------
  Total noninterest expense                              5,330        5,262
                                                       -------      -------
  Income before income taxes                             2,799        2,943
Applicable income taxes                                    898          894
                                                       -------      -------
NET INCOME                                             $ 1,901      $ 2,049
                                                       -------      -------
                                                       -------      -------

Earnings per common share                                $0.51        $0.55
Weighted average shares outstanding                  3,739,626    3,742,995






The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Dollars in thousands)

                                                             Three Months
                                                                Ended
                                                               March 31
                                                        -------------------
                                                            1994       1993
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                            $  1,901   $  2,049
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                            350        324
     Amortization                                            731        475
     Provision for loan losses                              (153)       196
     Write-down of securities and other assets               175         21
     Securities losses (gains)                                 7       (305)
     (Gain) on sale of premises and equipment                 (5)        (5)
     Loss on sale of other real estate owned                   -          6
     Loss on sale of other assets                              -         15
     Increase (decrease) in deferred taxes                   106        (13)

  Changes in assets and liabilities:
     (Increase) decrease in income earned
      but not collected                                      671      1,091
     (Increase) decrease in other assets                    (337)      (565)
     Increase (decrease) in accrued interest payable        (179)      (186)
     Increase (decrease) in other liabilities                610        214
                                                        --------   --------
       Net cash flows provided by operating activities     3,877      3,317
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

  Net (increase) decrease in interest-bearing
   deposits in banks                                       2,868      1,491
  Proceeds from matured securities-held to maturity       18,047     26,614
  Proceeds from matured securities-available for sale      6,587          -
  Proceeds from sales of securities-held to maturity           -        528
  Purchases of securities-held to maturity               (14,480)   (30,148)
  Purchases of securities-available for sale             (24,262)         -
  (Increase) decrease in federal funds sold               21,094     24,368
  (Increase) decrease in loans made to customers          (2,573)    (2,255)
  Capital expenditures                                      (204)      (114)
  Proceeds from sale of other real estate owned               60        338
  Proceeds from sale of premises and equipment                11          6
                                                        --------   --------
    Net cash flows provided by investing activities        7,148     20,828
                                                        --------   --------

               (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                           (Dollars in thousands)

                                                             Three Months
                                                                Ended
                                                               March 31
                                                        -------------------
                                                            1994       1993
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase (decrease) in deposits                   $(12,894)  $(18,935)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                                  285     (4,437)
  Net proceeds (payments) in notes issued to
   the U.S. Treasury                                      (3,038)    (2,149)
  Payments on other borrowings                                 -       (512)
  Dividends paid                                            (822)      (663)
  Repurchase of common stock                                (570)      (147)
  Sale of common stock                                       179        153
                                                        --------   --------
    Net cash flows (used in) financing activities        (16,860)   (26,690)
                                                        --------   --------
    Net increase (decrease) in cash and due from banks    (5,835)    (2,545)
    Cash and due from banks at beginning of period        29,885     33,546
                                                        --------   --------
    Cash and due from banks at end of period            $ 24,050   $ 31,001
                                                        --------   --------
                                                        --------   --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                              $4,589     $5,343
    Income taxes                                             139        660

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES

  Change in allowance for unrealized gain
   (loss) on securities available for sale                 $ 631    $     2
  Employee Stock Ownership Plan obligation
   guaranty note payment                                     109          -
  Increase (decrease) in deferred taxes
   attributable to securities available for sale            (408)         -
  Other real estate acquired in settlement of loans           19        236
  Transfer to loans from other real estate owned               -      2,011


The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

While the interim amounts are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. Year-end balance sheet amounts are condensed from audited financial statements.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.


NOTE 2

In the normal course of business, there are outstanding various other commitments and contingent liabilities which are not reflected in the accompanying financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

                                                3/31/94         12/31/93
                                              -----------     -----------
     Standby letters of credit                $ 2,626,000     $ 2,511,000
     Commitments to extend credit             $74,946,000     $73,031,000

NOTE 3

On December 17,1993, the Corporation issued 645,285 shares of its common stock in exchange for all of the outstanding common stock of Lincolnland Bancorp, Inc., the parent company of Lincolnland Bank, Dale, Indiana and Ayer-Wagoner-Deal Insurance Agency, Inc., Rockport, Indiana. At consummation of the merger, Lincolnland Bancorp, Inc. was merged with the Corporation.

On December 17, 1993, the Corporation also issued 439,333 shares of its common stock in exchange for all of the outstanding common stock of Sure Financial Corporation, the parent company of The State Bank of Washington, Washington, Indiana; The Bank of Mitchell, Mitchell, Indiana; Pike County Bank, Petersburg, Indiana; and The Spurgeon State Bank, Spurgeon, Indiana. At consummation of the merger, Sure Financial Corporation was merged with the Corporation.

Both of these acquisitions were accounted for using the pooling of interests method. Accordingly, the Corporation's financial statements and financial data have been retroactively restated to include the accounts and operations of Lincolnland Bancorp, Inc. and Sure Financial Corporation for 1993.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended March 31, 1994, was $1,901,000, or $0.51 per share, compared to $2,049,000, or $0.55 per share, for the first quarter of 1993. This is a decrease of $148,000, or 7.2 percent, in net income.
The weighted average number of shares outstanding was 3,739,626 and 3,742,995 for the three months ended March 31, 1994 and 1993, respectively. Stock has been repurchased by the Corporation for the dividend reinvestment program and the stock repurchase program approved March 15, 1994.


NET INTEREST INCOME

Net interest income in the first quarter of 1994 increased $78,000, or 1.1 percent, on a tax equivalent basis, from the year-ago quarter. Average earning assets were $657 million and $662 million, a decrease of $5 million, or 0.8 percent, during the first quarters of 1994 and 1993, respectively. The largest decrease in average earning assets was in interest-bearing deposits in banks which decreased an average of $17 million, or 57.9 percent, for the quarter. Average federal funds sold decreased $4 million, or 10.5 percent, for the quarter. These decreases were due to an increase in the average loan demand of $16 million and a decrease in average total deposits of $9 million. Although average noninterest-bearing deposits increased slightly, $11 million of average interest-bearing deposits decreased due to declining interest rates.

The increased net interest income was due to a change in the mix of average earning assets and a decrease in average interest-bearing deposits. Total interest income decreased $670,000, or 5.4 percent, on a tax equivalent basis, during the first three months of 1994 from the same period of 1993, compared to a $748,000, or 14.5 percent decrease in total interest expense. The decrease in interest income resulted from lower rates of interest earned and decreased average earning assets.

The net interest margin increased to 4.59 percent for the first quarter of 1994, compared to 4.50 percent during the year-ago quarter.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        3/31/94           3/31/93
                                     ----------        ----------
  Nonaccrual loans                   $1,253,000        $3,085,000
  Restructured loans                    166,000            89,000
  90 days past due loans                355,000         2,203,000
                                     ----------        ----------
     Total underperforming loans      1,774,000         5,377,000
  Nonaccrual securities:
     Agency-Issued CMO                   30,000                 -
  Other real estate held                646,000         3,172,000
                                     ----------        ----------
     Total underperforming assets    $2,450,000        $8,549,000
                                     ----------        ----------
                                     ----------        ----------

Past due 90 days or more, nonaccrual, and renegotiated loans have decreased from 1.3 percent of total loans at March 31, 1993, to 0.4 percent as of March 31, 1994. Of the loans in this category, 54.5 and 42.6 percent were secured by real estate at March 30, 1994 and 1993, respectively. Potential problem loans, other than underperforming loans, amounted to $16,217,000 at March 31, 1994, and $13,985,000 at March 31, 1993.

PROVISION FOR LOAN LOSSES

Net recoveries amounted to $202,000 during the first quarter of 1994, compared to net charge offs of $157,000 in the year-earlier period.

The provision for loan losses during the first three months of 1994 was a negative $153,000. This negative provision was due to net recoveries of $202,000 which resulted in an overfunding of the allowance for loan losses. The provision decreased $349,000 from the comparable year-ago period based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of March 31, 1994, management considered the reserve for loan losses adequate to provide for potential losses.

NONINTEREST INCOME

Noninterest income for the first quarter of 1994 decreased $492,000, or 35.5 percent, from the year-ago period. Trust income and service charges on deposit accounts remained approximately the same for both years. Net securities losses were $182,000 for the first three months of 1994, compared to net securities gains of $305,000 for the same period 1993. The losses were mainly due to a permanent write-down on an interest-only bond. During the first quarter of 1993, $700,000 of guaranteed investment contracts were sold for $487,000. The securities were on a nonaccrual basis and had previously been written down to $184,000. The sale resulted in a recovery of $303,000, which is included in net securities gains.

NONINTEREST EXPENSE

Noninterest expense increased $68,000, or 1.3 percent, in the first quarter of 1994. Salaries and employee benefits increased $110,000, or 4.0 percent, over the year-ago period. Expenses of premises and fixed assets were approximately the same for both years. The cost of Federal Deposit Insurance increased $24,000, or 7.5 percent, during 1994. Other items in this category decreased $67,000, or 5.0 percent. This decrease was due to a $70,000 decrease in expense on foreclosed property.


FINANCIAL POSITION ANALYSIS

Cash and due from banks decreased $6,951,000, or 22.4 percent, and interest-bearing deposits in banks decreased $17,336,000, or 61.8 percent, during the past year. Federal funds sold increased $847,000, or 4.2 percent.

Securities increased $1,693,000, or 0.9 percent, during the past year. The largest increase was in other debt securities which increased $10,471,000, or 66.9 percent. Other increases were in municipals, particularly taxable municipals, which increased $2,032,000, or 394.8 percent, and nontaxable municipals which increased $1,558,000, or 4.0 percent. Equity securities increased $836,000, or 49.4 percent, due to the purchase of $897,000 of stock in the Federal Home Loan Bank. Decreases were noted in U.S. Treasury securities of $5,442,000, or 16.6 percent, and in U.S. Government Agencies of $7,762,000, or 8.0 percent.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining high credit standards and competitive rates. Loans increased $19,412,000, or 4.6 percent, during the past year. Loans secured by real estate increased $17,648,000, or 8.0 percent, and consumer loans increased $2,947,000, or 4.1 percent. All other types of loans, except agricultural loans, decreased. The largest decrease was in commercial loans, which decreased $2,070,000, or 2.1 percent.

Other real estate owned decreased $2,526,000, or 79.6 percent, from March 31, 1993. The 1993 total included a loan in the amount of $2,000,000 which was required to be carried as other real estate owned. The National City Bank of Evansville (Bank), the lead bank of the Corporation, was a party with a director (of the Bank and of the Corporation) to a beneficial arrangement which created a land trust to manage and sell certain real property owned jointly by the parties. This arrangement was terminated in 1992 as the result of the sale of the underlying real estate. The Bank entered into a financing arrangement with the new owner. Because of the nature of the terms of the financing, the loan had to be reported as other real estate owned. The Corporation's 1992 annual report stated that this loan would continue to be reported in other real estate owned until principal reductions had created equity by the borrower of at least 10 percent. During 1993, the Office of the Comptroller of the Currency revised the 10 percent level to include the receipt and accumulation of interest payments. The 10 percent level on this loan was met in 1993 and was no longer included in other real estate owned after the first quarter of 1993.

Total deposits have decreased $12,154,000, or 2.0 percent, since March 31, 1993. Noninterest-bearing deposits decreased slightly, while interest-bearing deposits decreased $11,956,000, or 2.27 percent, during this period due to a decline in interest rates.


SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                 Minimum
                              Requirements       3/31/94        3/31/93
                              ------------       -------        -------
Tier I capital to
 risk-based assets                 4.00%          18.36%         18.16%
Total capital to
 risk-based assets                 8.00%          19.19%         19.13%
Leverage capital                   3.00%          12.00%         11.14%



               NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                        PART II  -  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits -

               NONE

 (b)      Reports on Form 8-K -

               CURRENT REPORT dated March 18, 1994 for event of
               March 15, 1994, regarding the authorization for the repurchase of up to five percent of the Corporation's common stock over a twelve-month period.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL CITY BANCSHARES, INC
                                      (Registrant)


                              By   /S/ HAROLD A. MANN
                                   Harold A. Mann
                                   Secretary and Treasurer
                                   (On behalf of the registrant
                                   and in his capacity as Chief
                                   Accounting Officer.)



May 13, 1994