Form 10-Q
period 1994-06-30
NATIONAL CITY BANCSHARES INC
filed 1994-08-12
CIK 764241

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994.

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________


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

                                   Yes (X)        No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT AUGUST 11, 1994
(Common stock,
 $3.33 1/3 par value)                  3,675,095

                    NATIONAL CITY BANCSHARES, INC.


                                 INDEX

                                                            PAGE NO.
                   PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     June 30, 1994, December 31, 1993,
     and June 30, 1993                                            1

Condensed consolidated statements of income-
     three months and six months ended
     June 30, 1994 and 1993                                       2

Condensed consolidated statements of cash flows-
     six months ended June 30, 1994 and 1993                    3-4

Notes to condensed consolidated financial statements              5

Management's discussion and analysis of financial
     condition and results of operations                        6-9


                     PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                      10


                              SIGNATURES                         10

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
                           (Dollars in thousands)

                                               June    December        June
                                                 30          31          30
                                               1994        1993        1993
                                           --------    --------    --------
               ASSETS
Cash and due from banks                    $ 24,133    $ 29,885    $ 24,635
Interest-bearing deposits in banks            9,147      13,578      22,318
Securities held to maturity                  69,317      74,040     187,092
Securities available for sale               127,028     101,722       1,692
Federal funds sold                               25      42,224      23,990
Loans                                       457,650     435,021     430,839
  Less:   Allowance for possible
          loan losses                         3,764       3,791       4,323
                                           --------    --------    --------
  Loans, net                                453,886     431,230     426,516
Premises and equipment                       10,195      10,439      10,142
Other real estate owned                         598         688       1,234
Other assets                                 13,570      13,333      13,448
                                           --------    --------    --------
  Total Assets                             $707,899    $717,139    $711,067
                                           --------    --------    --------
                                           --------    --------    --------

               LIABILITIES
Deposits:
  Noninterest-bearing demand               $ 78,491    $ 81,385    $ 73,255
  Interest-bearing savings and time         521,540     525,263     531,903
                                           --------    --------    --------
     Total deposits                         600,031     606,648     605,158
Federal funds purchased and securities
  sold under agreements to repurchase        12,493      13,173      10,131
Notes issued to the U.S. Treasury             4,782       5,393       7,749
Guaranteed bank loan of
  Employee Stock Ownership Plan                   -         541         649
Other liabilities                             4,720       5,483       4,815
                                           --------    --------    --------
  Total liabilities                         622,026     631,238     628,502
                                           --------    --------    --------

          SHAREHOLDERS' EQUITY
Common stock -- $3.33 1/3 par value
               Number of shares at:
               6/30/94   12/31/93    6/30/93
             ---------  ---------  ---------
 Authorized  5,000,000  5,000,000  5,000,000
 Outstanding 3,693,254  3,741,257  3,741,358 12,311      12,471      12,471
Capital surplus                              34,507      36,128      36,140
Retained earnings                            39,955      37,375      34,683
Unrealized gain(loss) on securities
  available for sale                           (900)        468         (80)
Employee Stock Ownership Plan
  obligation guaranty                             -        (541)       (649)
                                           --------    --------    --------
  Total shareholders' equity                 85,873      85,901      82,565
                                           --------    --------    --------
  Total Liabilities and
    Shareholders' Equity                   $707,899    $717,139    $711,067
                                           --------    --------    --------
                                           --------    --------    --------

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share data)

                                           Three Months         Six Months
                                              Ended                Ended
                                             June 30              June 30
                                       -----------------    -----------------
                                          1994      1993       1994      1993
                                       -------   -------    -------   -------
INTEREST INCOME
Interest and fees on loans             $ 9,290   $ 9,095    $18,009   $17,948
Interest and dividends on securities     2,706     2,778      5,092     5,498
Interest on federal funds sold              40       183        293       454
Interest on deposits in banks              108       262        241       590
                                       -------   -------    -------   -------
  Total interest income                 12,144    12,318     23,635    24,490
                                       -------   -------    -------   -------
INTEREST EXPENSE
Interest on deposits                     4,315     4,784      8,607     9,794
Interest on funds borrowed                 161       118        279       266
                                       -------   -------    -------   -------
  Total interest expense                 4,476     4,902      8,886    10,060
                                       -------   -------    -------   -------
NET INTEREST INCOME                      7,668     7,416     14,749    14,430
Provision for loan losses                  100       242        (53)      438
                                       -------   -------    -------   -------
   Net interest income after
    provision for loan losses            7,568     7,174     14,802    13,992
                                       -------   -------    -------   -------
NONINTEREST INCOME
Trust income                               304       310        593       594
Service charges on deposit accounts        507       506        985       953
Securities gains (losses)                   12        31       (170)      336
Other income                               399       378        709       729
                                       -------   -------    -------   -------
  Total noninterest income               1,222     1,225      2,117     2,612
                                       -------   -------    -------   -------
NONINTEREST EXPENSE
Salaries and employee benefits           2,881     2,792      5,767     5,568
Premises and fixed assets                  862       742      1,676     1,555
Assessments of the FDIC                    349       321        693       641
Other expenses                           1,262     1,506      2,548     2,859
                                       -------   -------    -------   -------
  Total noninterest expense              5,354     5,361     10,684    10,623
                                       -------   -------    -------   -------
  Income before income taxes             3,436     3,038      6,235     5,981
Applicable income taxes                  1,123       920      2,021     1,814
                                       -------   -------    -------   -------
NET INCOME                             $ 2,313   $ 2,118    $ 4,214   $ 4,167
                                       -------   -------    -------   -------
                                       -------   -------    -------   -------


Earnings per common share                $0.62     $0.56      $1.13     $1.11
Weighted average shares outstanding  3,702,308 3,743,299  3,720,864 3,743,148



The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Dollars in thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                        -------------------
                                                            1994       1993
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  4,214   $  4,167
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                            706        647
     Amortization                                          1,482      1,055
     Provision for loan losses                               (53)       438
     Write-down of other real estate owned                    11         63
     Securities losses (gains)                               170       (336)
     (Gain) on sale of premises and equipment                (11)        (5)
     (Gain) Loss on sale of other real estate owned           (6)        40
     Loss on sale of other assets                              -         15
     Increase (decrease) in deferred taxes                  (162)        37

  Changes in assets and liabilities:
     (Increase) decrease in income earned
      but not collected                                     (149)       510
     (Increase) decrease in other assets                    (217)      (319)
     Increase (decrease) in accrued interest payable        (180)      (302)
     Increase (decrease) in other liabilities                467       (439)
                                                        --------   --------
       Net cash flows provided by operating activities     6,272      5,571
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

  Net (increase) decrease in interest-bearing
   deposits in banks                                       4,433      7,228
  Proceeds from matured securities-held to maturity       18,925     39,332
  Proceeds from matured securities-available for sale     25,957          -
  Proceeds from sales of securities-held to maturity           -      2,989
  Purchases of securities-held to maturity               (14,525)   (48,294)
  Purchases of securities-available for sale             (54,688)         -
  (Increase) decrease in federal funds sold               42,199     20,661
  (Increase) decrease in loans made to customers         (22,706)   (12,985)
  Capital expenditures                                      (490)      (333)
  Proceeds from sale of other real estate owned              188        311
  Proceeds from sale of premises and equipment                18          6
                                                        --------   --------
    Net cash flows provided by investing activities         (689)     8,915
                                                        --------   --------

               (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                           (Dollars in thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                        -------------------
                                                            1994       1993
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase (decrease) in deposits                   $ (6,617)  $(19,685)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                                 (680)    (5,323)
  Net proceeds (payments) in notes issued to
   the U.S. Treasury                                        (611)     3,474
  Payments on other borrowings                                 -       (512)
  Dividends paid                                          (1,645)    (1,354)
  Repurchase of common stock                              (2,149)      (311)
  Sale of common stock                                       367        314
                                                        --------   --------
    Net cash flows (used in) financing activities        (11,335)   (23,397)
                                                        --------   --------
    Net increase (decrease) in cash and due from banks    (5,752)    (8,911)
    Cash and due from banks at beginning of period        29,885     33,546
                                                        --------   --------
    Cash and due from banks at end of period            $ 24,133   $ 24,635
                                                        --------   --------
                                                        --------   --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                              $9,066    $10,362
    Income taxes                                           2,115      2,341

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES

  Change in allowance for unrealized gain
   (loss) on securities available for sale                $2,245    $     4
  Employee Stock Ownership Plan obligation
   guaranty note payment                                     541          -
  Increase (decrease) in deferred taxes
   attributable to securities available for sale            (879)         -
  Other real estate acquired in settlement of loans          103        359
  Transfer to loans from other real estate owned               -      2,011
  Dividends declared not yet paid                            813        585


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

                                          6/30/94        12/31/93
                                        -----------    -----------
     Standby letters of credit          $ 2,823,000    $ 2,511,000
     Commitments to extend credit       $77,395,000    $73,031,000

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

Both of these acquisitions were accounted for using the pooling-of-interests method. Accordingly, the Corporation's financial statements and financial data have been retroactively restated to include the accounts and operations of Lincolnland Bancorp, Inc. and Sure
Financial Corporation for 1993.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended June 30, 1994, was $2,313,000, or $0.62 per share, compared to $2,118,000, or $0.56 per share, for the second quarter of 1993. This is an increase of $195,000, or 9.2 percent, in net income. For the first six months of 1994, net income was $4,214,000, or $1.13 per share, compared to $4,167,000, or $1.11 per share, for the first six months of 1993, an increase of $47,000, or 1.1 percent in net income. The weighted average number of shares outstanding was 3,702,308 and 3,720,864 for the three and six months, respectively, ended June 30, 1994, compared to 3,743,299 and 3,743,148 during the like periods last year. Stock has been repurchased by the Corporation for the dividend reinvestment program and the stock repurchase program approved March 15, 1994.

NET INTEREST INCOME

Net interest income in the second quarter of 1994 increased $226,000, or 2.9 percent, on a tax equivalent basis, from the year-ago quarter. For the first six months of 1994, net interest income increased $278,000, or 1.8 percent, on a tax equivalent basis, from the same period last year. Average earning assets were $664 million and $670 million, a decrease of $6 million, or 0.9 percent, during the second quarters of 1994 and 1993, respectively. For the first six months of 1994 and 1993, average earning assets were $659 million and $662 million, respectively. Interest-bearing deposits in banks decreased an average of $18 million, or 65.0 percent, for the quarter and average federal funds sold decreased $16 million, or 65.4 percent, for the quarter. These decreases were due to an increase in the average loan demand of $17 million and an increase in average securities of $12 million. Average total deposits decreased $6 million. Although average noninterest-bearing deposits increased slightly, $10 million of average interest-bearing deposits decreased due to low interest rates in the industry.

The increased net interest income was due to a change in the mix of average earning assets and a decrease in average interest-bearing deposits. Total interest income decreased $896,000, or 3.6 percent, on a tax equivalent basis, during the first six months of 1994 from the same period of 1993, compared to a $1,174,000, or 11.7 percent
decrease in total interest expense.   The decrease in interest income
resulted from lower rates of interest earned and decreased average earning assets.

The net interest margin increased to 4.84 percent for the second quarter of 1994, compared to 4.67 percent during the year-ago quarter and to 4.72 percent for the first six months of 1994 from 4.62 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        6/30/94           6/30/93
                                     ----------        ----------
  Nonaccrual loans                   $1,281,000        $2,308,000
  Restructured loans                    156,000            79,000
  90 days past due loans                793,000         1,223,000
                                     ----------        ----------
     Total underperforming loans      2,230,000         3,610,000
  Other real estate held                598,000         1,234,000
                                     ----------        ----------
     Total underperforming assets    $2,828,000        $4,844,000
                                     ----------        ----------
                                     ----------        ----------

Past due 90 days or more, nonaccrual, and renegotiated loans have decreased from 0.8 percent of total loans at June 30, 1993, to 0.5 percent as of June 30, 1994. Of the loans in this category, 69.2 and
67.5 percent were secured by real estate at June 30, 1994 and 1993, respectively. Potential problem loans, other than underperforming loans, amounted to $18,038,000 at June 30, 1994 and $16,956,000 at
June 30, 1993.

PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $176,000 during the second quarter of 1994 and net recoveries were $26,000 during the first six months of 1994, compared to net charge-offs of $148,000 and $305,000 in the year-earlier periods.

The provision for loan losses during the first six months of 1994 was $(53,000), down $491,000 from the comparable year-ago period based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of June 30, 1994, management considered the reserve for loan losses adequate to provide for potential losses.

NONINTEREST INCOME

Noninterest income for the second quarter of 1994 decreased $3,000, or
0.2 percent and for the first six months of 1994 decreased $495,000, or 19.0 percent from the year-ago periods. Trust income remained approximately the same for both years. Service charges on deposit accounts increased $32,000 or 3.4 percent from the year ago period. Net securities losses were $170,000 for the first six months of 1994, compared to net securities gains of $336,000 for the same period 1993. The losses were mainly due to a permanent write-down on an interest-only bond. During the first quarter of 1993, $700,000 of guaranteed investment contracts were sold for $487,000. The securities were on a nonaccrual basis and had previously been written down to $184,000.
The sale resulted in a recovery of $303,000, which is included in net securities gains.

NONINTEREST EXPENSE

Noninterest expense decreased $7,000, or 0.1 percent and increased $61,000 or 0.6 percent in the second quarter and the first six months of 1994, respectively. Salaries and employee benefits increased $89,000, or 3.2 percent for the second quarter and $199,000 or 3.6 percent for the first six months of 1994. Expenses of premises and fixed assets increased $120,000 or 16.2 percent in the second quarter and $121,000 or 7.8 percent for the first six months of 1994. The cost of Federal Deposit Insurance increased $52,000, or 8.1 percent, from 1993. Other items in this category decreased $311,000, or 10.9 percent. The largest decrease was in expenses on foreclosed property which decreased $163,000 from 1993.

FINANCIAL POSITION ANALYSIS

Cash and due from banks decreased $502,000, or 2.0 percent, and interest-bearing deposits in banks decreased $13,171,000, or 59.0 percent, during the past year. Federal funds sold decreased
$23,965,000, or 99.9 percent.

Securities increased $7,561,000, or 4.0 percent, during the past year. The largest increase was in corporate and mortgage-backed securities which increased $8,525,000, or 52.7 percent. Other increases were in municipals, particularly taxable municipals, which increased $1,930,000, or 314.1 percent, and nontaxable municipals which increased $1,248,000, or 3.2 percent. Equity securities increased $870,000, or 51.4 percent, due to the purchase of $960,000 of stock in the Federal Home Loan Bank. Decreases were noted in U.S. Treasury securities of $2,145,000, or 7.1 percent, and in U.S. Government Agencies of $2,867,000, or 2.8 percent.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining high credit standards and competitive rates. Loans increased $26,811,000, or 6.2 percent, during the past year. The largest increase was in commercial loans, which increased $13,582,000 or 15.1 percent. Loans secured by real estate increased $4,192,000, or 1.8 percent, and consumer loans increased $6,822,000, or 9.5 percent. All other types of loans, except agricultural loans, decreased.

Total deposits have decreased $5,127,000, or 0.8 percent, since June 30, 1993. Noninterest-bearing deposits increased $5,236,000 or 7.1 percent during the past year, while interest-bearing deposits decreased $10,363,000, or 1.9 percent, during this period due to low interest rates in the industry.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                              Minimum
                           Requirements     6/30/94        6/30/93
                           ------------     -------        -------
     Tier I capital to
      risk-based assets         4.00%        17.96%         18.04%
     Total capital to
      risk-based assets         8.00%        18.75%         19.01%
     Leverage capital           3.00%        11.92%         11.36%


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits -

               NONE

 (b)      Reports on Form 8-K -

               NONE


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



August 12, 1994