Form 10-Q
period 1994-09-30
NATIONAL CITY BANCSHARES INC
filed 1994-11-14
CIK 764241

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994.

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

                                   Yes (X)        No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT NOVEMBER 10, 1994
(Common stock,
 $3.33 1/3 par value)                  3,664,295

                    NATIONAL CITY BANCSHARES, INC.


                                 INDEX

                                                            PAGE NO.
                   PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     September 30, 1994, December 31, 1993,
     and September 30, 1993                                       1

Condensed consolidated statements of income-
     three months and nine months ended
     September 30, 1994 and 1993                                  2

Condensed consolidated statements of cash flows-
     nine months ended September 30, 1994 and 1993              3-4

Notes to condensed consolidated financial statements            5-6

Management's discussion and analysis of financial
     condition and results of operations                       7-10


                     PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                      11


                              SIGNATURES                         11

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
                           (Dollars in thousands)

                                          September    December   September
                                                 30          31          30
                                               1994        1993        1993
                                           --------    --------    --------
               ASSETS
Cash and due from banks                    $ 28,265    $ 29,885    $ 24,655
Interest-bearing deposits in banks            6,286      13,578      17,049
Securities held to maturity                  69,568      74,040     175,298
Securities available for sale               120,438     101,722       2,589
Federal funds sold                                -      42,224      27,250
Loans                                       478,673     435,021     435,722
  Less:   Allowance for loan losses           3,784       3,791       4,019
                                           --------    --------    --------
  Loans-net                                 474,889     431,230     431,703
Premises and equipment                       10,089      10,439      10,289
Other real estate owned                         620         688       1,256
Other assets                                 13,855      13,333      13,612
                                           --------    --------    --------
  Total Assets                             $724,010    $717,139    $703,701
                                           --------    --------    --------
                                           --------    --------    --------

               LIABILITIES
Deposits:
  Noninterest-bearing demand               $ 76,630    $ 81,385    $ 71,326
  Interest-bearing savings and time         518,682     525,263     517,806
                                           --------    --------    --------
     Total deposits                         595,312     606,648     589,132
Federal funds purchased and securities
  sold under agreements to repurchase        34,299      13,173      15,921
Notes issued to the U.S. Treasury             3,365       5,393       8,968
Guaranteed bank loan of
  Employee Stock Ownership Plan                   -         541         649
Other liabilities                             4,877       5,483       5,126
                                           --------    --------    --------
  Total liabilities                         637,853     631,238     619,796
                                           --------    --------    --------

          SHAREHOLDERS' EQUITY
Common stock -- $3.33 1/3 par value
               Number of shares at:
               9/30/94   12/31/93    9/30/93
             ---------  ---------  ---------
 Authorized  5,000,000  5,000,000  5,000,000
 Outstanding 3,667,713  3,741,257  3,740,203 12,226      12,471      12,467
Capital surplus                              33,514      36,128      36,099
Retained earnings                            41,720      37,375      36,067
Unrealized gain(loss) on securities
  available for sale                         (1,303)        468         (79)
Employee Stock Ownership Plan

  obligation guaranty                             -        (541)       (649)
                                           --------    --------    --------
  Total shareholders' equity                 86,157      85,901      83,905
                                           --------    --------    --------
  Total Liabilities and
    Shareholders' Equity                   $724,010    $717,139    $703,701
                                           --------    --------    --------
                                           --------    --------    --------



The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share data)

                                           Three Months         Nine Months
                                              Ended                Ended
                                          September 30         September 30
                                       -----------------    -----------------
                                          1994      1993       1994      1993
                                       -------   -------    -------   -------
INTEREST INCOME
Interest and fees on loans             $ 9,824   $ 9,149    $27,833   $27,097
Interest and dividends on securities     2,671     2,449      7,763     7,947
Interest on federal funds sold              25       181        318       635
Interest on deposits in banks               86       244        327       834
                                       -------   -------    -------   -------
  Total interest income                 12,606    12,023     36,241    36,513
                                       -------   -------    -------   -------
INTEREST EXPENSE
Interest on deposits                     4,506     4,647     13,113    14,441
Interest on funds borrowed                 143       135        422       401
                                       -------   -------    -------   -------
  Total interest expense                 4,649     4,782     13,535    14,842
                                       -------   -------    -------   -------
NET INTEREST INCOME                      7,957     7,241     22,706    21,671
Provision for loan losses                   16       127        (37)      565
                                       -------   -------    -------   -------
   Net interest income after
    provision for loan losses            7,941     7,114     22,743    21,106
                                       -------   -------    -------   -------
NONINTEREST INCOME
Trust income                               294       303        887       897
Service charges on deposit accounts        493       527      1,478     1,480
Security gains (losses)                      1       190       (169)      526
Other income                               463       308      1,172     1,037
                                       -------   -------    -------   -------
  Total noninterest income               1,251     1,328      3,368     3,940
                                       -------   -------    -------   -------
NONINTEREST EXPENSE
Salaries and employee benefits           2,957     2,787      8,724     8,355
Premises and fixed assets                  827       817      2,503     2,372
Assessments of the FDIC                    326       374      1,019     1,015
Other expenses                           1,145     1,318      3,693     4,177
                                       -------   -------    -------   -------
  Total noninterest expense              5,255     5,296     15,939    15,919
                                       -------   -------    -------   -------
  Income before income taxes             3,937     3,146     10,172     9,127
Income taxes                             1,365     1,070      3,386     2,884
                                       -------   -------    -------   -------
NET INCOME                             $ 2,572   $ 2,076    $ 6,786   $ 6,243
                                       -------   -------    -------   -------
                                       -------   -------    -------   -------


Earnings per common share                $0.70     $0.56      $1.83     $1.67
Weighted average shares outstanding  3,674,121 3,741,720  3,705,112 3,742,667



The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Dollars in thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
                                                        -------------------
                                                            1994       1993
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  6,786   $  6,243
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                          1,065        980
     Amortization                                          2,098      1,728
     Provision for loan losses                               (37)       565
     Write-down of securities and other assets                12         78
     Securities losses (gains)                               169       (526)
     (Gain) on sale of premises and equipment               (125)       (14)
     (Gain) loss on sale of other real estate owned          (11)        40
     Loss on sale of other assets                              -         15
     (Gain) on sale of subsidiary                             (7)         -
     Increase (decrease) in deferred taxes                  (219)      (136)

  Changes in assets and liabilities:
     (Increase) decrease in income earned
      but not collected                                     (139)       866
     (Increase) decrease in other assets                    (747)      (905)
     Increase (decrease) in accrued interest payable        (168)      (398)
     Increase (decrease) in other liabilities                950        141
                                                        --------   --------
       Net cash flows provided by operating activities     9,627      8,677
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

  Net (increase) decrease in interest-bearing
   deposits in banks                                       7,294     12,518
  Proceeds from matured securities-held to maturity       19,949     57,585
  Proceeds from matured securities-available for sale     37,735          -
  Proceeds from sales of securities-held to maturity           -      5,986
  Proceeds from sales of securities-available for sale     1,999          -
  Purchases of securities-held to maturity               (16,943)   (58,182)
  Purchases of securities-available for sale             (61,940)      (896)
  (Increase) decrease in federal funds sold               42,224     17,401
  (Increase) decrease in loans made to customers         (43,500)   (18,486)
  Capital expenditures                                      (866)      (823)
  Proceeds from sale of other real estate owned              245        461
  Proceeds from sale of premises and equipment               167         17
  Cash transferred to buyer in sale of subsidiary            (57)         -
                                                        --------   --------
    Net cash flows provided by investing activities      (13,693)    15,581
                                                        --------   --------

               (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                           (Dollars in thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
                                                        -------------------
                                                            1994       1993
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   $(11,336)  $(35,711)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                               21,126        467
  Net proceeds (payments) in notes issued to
   the U.S. Treasury                                      (2,028)     4,693
  Payments on other borrowings                                 -       (512)
  Dividends paid                                          (2,457)    (2,045)
  Repurchase of common stock                              (3,388)      (516)
  Sale of common stock                                       529        475
                                                        --------   --------
    Net cash flows (used in) financing activities          2,446    (33,149)
                                                        --------   --------
    Net increase (decrease) in cash and due from banks    (1,620)    (8,891)
    Cash and due from banks at beginning of period        29,885     33,546
                                                        --------   --------
    Cash and due from banks at end of period            $ 28,265   $ 24,655
                                                        --------   --------
                                                        --------   --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                             $13,703    $15,240
    Income taxes                                           3,424      3,201

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES

  Change in allowance for unrealized gain
   (loss) on securities available for sale                $2,900    $     3
  Employee Stock Ownership Plan obligation
   guaranty note payment                                     541          -
  Increase (decrease) in deferred taxes
   attributable to securities available for sale          (1,129)         -
  Other real estate acquired in settlement of loans          178        546
  Transfer to loans from other real estate owned               -      2,011
  Dividends declared not yet paid                            807        584
  Sale of subsidiary:
    Loan receivable                                         $300          -
                                                            ----
                                                            ----
    Assets disposed of, principally intangible
      assets, premises and equipment, and cash               336          -
    Liabilities assumed by buyer, principally
      accounts payable                                       (43)         -
    Gain on sale of subsidiary                                 7          -
                                                            ----
                                                            $300          -
                                                            ----
                                                            ----

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

                                          9/30/94        12/31/93
                                        -----------    -----------
     Standby letters of credit          $16,199,000    $ 2,511,000
     Commitments to extend credit       $79,520,000    $73,031,000

The increase in standby letters of credit is due to the issuance of letters of credit to the City of Evansville by The National City Bank of Evansville. Approximately 61 percent of these letters of credit are secured by certificates of deposit at The National City Bank of Evansville.


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


NOTE 4

On September 9, 1994, the Corporation sold its wholly-owned subsidiary, Ayer-Wagoner-Deal Insurance Agency, Inc., which was acquired through the acquisition of Lincolnland Bancorp, Inc. on December 17, 1993. The Corporation received approximately $300,000 for its interest in Ayer-Wagoner-Deal Insurance Agency, Inc., in the form of a note. The sale of the subsidiary was not material, and retention of this subsidiary was not a part of the goals of the Corporation.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended September 30, 1994, was $2,572,000, or $0.70 per share, compared to $2,076,000, or $0.56 per share, for the third quarter of 1993. This is an increase of $496,000, or 23.9 percent, in net income. For the first nine months of 1994, net income was $6,786,000, or $1.83 per share, compared to $6,243,000, or $1.67 per share, for the first nine months of 1993, an increase of $543,000, or 8.7 percent in net income. The weighted average number of shares outstanding was 3,674,121 and 3,705,112 for the three and nine months, respectively, ended September 30, 1994, compared to 3,741,720 and 3,742,667 during the like periods last year. Stock has been repurchased by the Corporation for the dividend reinvestment program and the stock repurchase program approved March 15, 1994.


NET INTEREST INCOME

Net interest income in the third quarter of 1994 increased $706,000, or 9.3 percent, on a tax equivalent basis, from the year-ago quarter. For the first nine months of 1994, net interest income increased $984,000, or 4.3 percent, on a tax equivalent basis, from the same period last year. Average earning assets were $667 million and $659 million, an increase of $8 million, or 1.2 percent, during the third quarters of 1994 and 1993, respectively. For the first nine months of 1994 and 1993, average earning assets were $662 million and $661 million, respectively. Average federal funds sold decreased $21 million, or 89.7 percent, for the quarter. Average interest-bearing deposits in banks decreased $13 million or 62.9 percent for the quarter. Average total deposits increased $7 million for the quarter. Average interest-bearing deposits increased slightly but average noninterest-bearing deposits increased $6 million. The decreases in average interest-bearing deposits in banks and federal funds sold and the increase in average deposits were used to fund an increase in average loan demand of $31 million and an increase in average securities of $12 million.

The increased net interest income was due mainly to a decrease in interest paid on deposits. Total interest income decreased $323,000, or 0.9 percent, on a tax equivalent basis, during the first nine months of 1994 from the same period of 1993, compared to a $1,307,000,
or 8.8 percent decrease in total interest expense.   The decrease in
interest income resulted from lower rates of interest earned.

The net interest margin increased to 4.94 percent for the third quarter of 1994, compared to 4.58 percent during the year-ago quarter and to 4.80 percent for the first nine months of 1994 from 4.61 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        9/30/94           9/30/93
                                     ----------        ----------
  Nonaccrual loans                   $1,176,000        $2,133,000
  Restructured loans                    142,000            78,000
  90 days past due loans                713,000           346,000
                                     ----------        ----------
     Total underperforming loans      2,031,000         2,557,000
  Other real estate held                620,000         1,256,000
                                     ----------        ----------
     Total underperforming assets    $2,651,000        $3,813,000
                                     ----------        ----------
                                     ----------        ----------

Past due 90 days or more, nonaccrual, and renegotiated loans have decreased from 0.6 percent of total loans at September 30, 1993, to
0.4 percent as of September 30, 1994.  Of the loans in this category,
69.4 and 56.8 percent were secured by real estate at September 30, 1994 and 1993, respectively. Potential problem loans, other than underperforming loans, amounted to $18,507,000 at September 30, 1994 and $16,321,000 at September 30, 1993.


ALLOWANCE FOR LOAN LOSSES

Net recoveries amounted to $4,000 during the third quarter of 1994 and $30,000 during the first nine months of 1994, compared to net charge-offs of $426,000 and $731,000 in the year-earlier periods.

The provision for loan losses during the first nine months of 1994 was $(37,000), down $602,000 from the comparable year-ago period based on the quarterly review of the allowance for loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of September 30, 1994, management considered the allowance for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the third quarter of 1994 decreased $77,000, or
5.8 percent and for the first nine months of 1994 decreased $572,000, or 14.5 percent from the year-ago periods. Trust income decreased $10,000 or 1.1 percent for the first nine months of 1994 over the same period in 1993. Service charges on deposit accounts remained approximately the same for both years. Net security losses were $169,000 for the first nine months of 1994, compared to net security gains of $526,000 for the same period 1993. The losses in 1994 were mainly due to a permanent write-down on an interest-only bond. During the first quarter of 1993, $700,000 of guaranteed investment contracts were sold for $487,000. The securities were on a nonaccrual basis and had previously been written down to $184,000. The sale resulted in a recovery of $303,000, which is included in net securities gains.

NONINTEREST EXPENSE

Noninterest expense decreased $41,000, or 0.8 percent and increased $20,000 or 0.1 percent in the third quarter and the first nine months of 1994, respectively. Salaries and employee benefits increased $170,000, or 6.1 percent for the third quarter and $369,000, or 4.4 percent for the first nine months of 1994. Expenses of premises and fixed assets increased $10,000, or 1.2 percent for the third quarter and $131,000, or 5.5 percent, during 1994. The cost of Federal Deposit Insurance was approximately the same for both years. Other items in this category decreased $484,000, or 11.6 percent. The largest decrease was in expenses on foreclosed property which decreased $190,000 from 1993. Acquisition expenses also decreased from 1993.


FINANCIAL POSITION ANALYSIS

Cash and due from banks increased $3,610,000, or 14.6 percent, and interest-bearing deposits in banks decreased $10,763,000, or 63.1 percent, during the past year. Federal funds sold decreased
$27,250,000, or 100.0 percent.

Securities increased $12,119,000, or 6.8 percent, during the past year. The largest increase was in corporate and mortgage-backed securities which increased $10,632,000, or 75.1 percent. Other increases were in municipals, particularly taxable municipals, which increased $1,630,000, or 178.3 percent, and nontaxable municipals which increased $23,000, or 0.1 percent. U.S. Government Agencies increased $1,720,000 or 1.9 percent. Decreases were noted in U.S. Treasury securities of $1,834,000, or 6.0 percent, and in equity securities of $52,000, or 2.0 percent.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining high credit standards and competitive rates. Loans increased $42,951,000, or 9.9 percent, during the past year. All types of loans increased with the exception of decreases in loans to depository institutions of $50,000, agricultural loans of $214,000, and lease financing of $201,000. Consumer loans increased $13,264,000, or 18.7 percent; loans secured by real estate increased $8,638,000, or 3.6 percent; and commercial loans increased $7,235,000, or 7.8 percent. All other loans, mainly commercial paper, increased $14,279,000 or 140.6 percent.

Total deposits have increased $6,180,000, or 1.0 percent, since
September 30, 1993. Interest-bearing deposits increased slightly, while noninterest-bearing deposits increased $5,304,000, or 7.4 percent.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                              Minimum
                           Requirements     9/30/94        9/30/93
                           ------------     -------        -------
     Tier I capital to
      risk-based assets         4.00%        16.97%         18.54%
     Total capital to
      risk-based assets         8.00%        17.72%         19.44%
     Leverage capital           3.00%        11.88%         11.63%


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits -

               NONE

 (b)      Reports on Form 8-K -

               CURRENT REPORT dated August 19, 1994, for event of
               August 19, 1994, regarding the letter of intent between the Registrant and White County Bank in Carmi, Illinois.

               CURRENT REPORT dated September 12, 1994, for event of September 9, 1994, regarding the sale of the Registrant's wholly-owned subsidiary, Ayer-Wagoner-Deal Insurance Agency, Inc.


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



November 14, 1994