Form 10-K405
period 1994-12-31
NATIONAL CITY BANCSHARES INC
filed 1995-03-31
CIK 764241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of February 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $137,174,810.

The number of shares outstanding of the registrant's common stock, $3.33 1/3 par value was 3,658,650 at February 28, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994. (Part I, Part II, and Part
     IV)

(2)  Portions of the Registrant's Proxy Statement for the Annual
     Shareholders' Meeting to be held April 18, 1995.  (Part III)


                       Exhibit Index appears on page 17.

                         NATIONAL CITY BANCSHARES, INC.
                          1994 FORM 10-K ANNUAL REPORT

                               Table of contents

                                                                   PAGE
                                                                  NUMBER
                                   PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . .     4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .     7
Item  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .     7
Item  4.  Submission of Matters to a Vote of Security Holders  .     7


                               PART II

Item  5.  Market for Registrant's Common Equity and Related
          Shareholder Matters  . . . . . . . . . . . . . . . . .     8
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . .     8
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . .     8
Item  8.  Financial Statements and Supplementary Data  . . . . .     8
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure  . . . . . . . . .     8


                                PART III

Item 10.  Directors and Executive Officers of the Registrant . .     9
Item 11.  Executive Compensation . . . . . . . . . . . . . . . .    11
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . .    11
Item 13.  Certain Relationships and Related Transactions . . . .    11


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . . . .    12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                                   FORM 10-K
                         NATIONAL CITY BANCSHARES, INC.
                               December 31, 1994


                                     PART I


ITEM  1.   BUSINESS

National City Bancshares, Inc., (hereinafter referred to as the "Corporation"), is an Indiana Corporation organized in 1985 to engage in the business of a bank holding company. Based in Evansville, Indiana, the Corporation has ten wholly owned subsidiaries, nine commercial banks serving nineteen towns and cities with a total of twenty-eight banking centers and a leasing corporation. Each subsidiary, its locations, number of offices, year founded, and date of merger is shown below.


Subsidiary                              Number of     Year       Date of
Principal and Other Cities                Offices    Founded     Merger
The National City Bank of Evansville        10       1850      May 6, 1985
Evansville, Chandler, and Newburgh,
Indiana
The Peoples National Bank of Grayville       1       1937      May 16, 1988
Grayville, Illinois
The Farmers and Merchants Bank               1       1896      January 30, 1989
Fort Branch, Indiana
First Kentucky Bank                          3       1916      November 30, 1990
Sturgis and Poole, Kentucky
Lincolnland Bank                             5       1904      December 17, 1993
Dale, Chrisney, Grandview,
Hatfield, and Rockport, Indiana
The Bank of Mitchell                         3       1882      December 17, 1993
Mitchell and Bedford, Indiana
Pike County Bank                             1       1900      December 17, 1993
Petersburg, Indiana
The Spurgeon State Bank                      2       1921      December 17, 1993
Spurgeon and Arthur, Indiana
The State Bank of Washington                 2       1910      December 17, 1993
Washington and Odon, Indiana
NCBE Leasing Corp.                           1       1994      November 1, 1994
Evansville, Indiana

The Corporation's subsidiary banks provide a wide range of financial services to the communities they serve in Southwestern Indiana, Western Kentucky and Southeastern Illinois. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); and complete personal and corporate trust services. All banks are members of the Federal Deposit Insurance Corporation.

The Corporation's nonbank subsidiary, NCBE Leasing Corp., operates as a full service equipment and real property leasing company offering its services to all commercial clients of the Corporation's subsidiary banks.

At December 31, 1994, the Corporation and its subsidiaries had 374 full-time equivalent employees. The subsidiaries provide a wide range of employee benefits and consider employee relations to be excellent.

COMPETITION

The Corporation has active competition in all areas in which it presently engages in business. Each subsidiary bank competes for commercial and individual deposits and loans with commercial banks, savings and loan associations, credit unions connected with local businesses and other non-banking institutions. The Corporation's leasing company competes with bank and nonbank leasing companies as well as finance subsidiaries of major equipment vendors.

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

The primary supervisory authority of The National City Bank of Evansville and The Peoples National Bank of Grayville is the Comptroller of the Currency, who regularly examines such areas as reserves, loans, investments, management practices, and other aspects of bank operations. The Comptroller of the Currency has the authority to prevent a national bank from engaging in an unsafe or an unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of a bank, could be deemed such a practice. In addition, both banks are members of, and subject to regulation by, the Federal Deposit Insurance Corporation.

As a state bank, First Kentucky Bank is supervised and regulated by the Commonwealth of Kentucky Department of Financial Institutions. The Farmers and Merchants Bank, Lincolnland Bank, The Bank of Mitchell, Pike County Bank, The Spurgeon State Bank, and The State Bank of Washington are supervised and regulated by the State of Indiana Department of Financial Institutions. In addition, all seven banks are members of, and subject to regulation by, the Federal Deposit Insurance Corporation.

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

NCBE Leasing Corp. is regulated by the Board of Governors of the Federal Reserve System.

STATISTICAL DISCLOSURE

The statistical disclosure on the Corporation and its subsidiaries, on a consolidated basis, included on pages 1, 3 through 13 and 32 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is hereby incorporated by reference herein.


ITEM  2.   PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 1994, was $10,504,126. The Corporation's offices are located in a building owned by The National City Bank of Evansville (hereinafter referred to as the Bank), in which the Bank's main office is located. The main office of the Bank is located at 227 Main Street in downtown Evansville, Indiana. This building is owned in fee by the Bank. The other subsidiary banks, all branches and the leasing company are located on premises either owned or leased. None of the property is subject to any major encumbrance.


ITEM  3.   LEGAL PROCEEDINGS

None


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS

Pages 1 and 32 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is hereby incorporated by reference herein. Dividends are restricted by earnings and the need to maintain adequate capital. Management intends to continue its current dividend policy subject to these restrictions.

ITEM  6.   SELECTED FINANCIAL DATA

Page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is hereby incorporated by reference herein.


ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

Pages 1, 3 through 13 and 32 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are incorporated by reference herein.


ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 15 through 29 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are incorporated by reference herein.


ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors approved the appointment of McGladrey & Pullen, LLP, as independent auditors to audit the financial statements of the Corporation and its subsidiaries beginning with the year 1993. Gaither Rutherford & Co., LLP, formerly Gaither Koewler Rohlfer Luckett & Co., ("Gaither") audited the books and records of the Corporation and its subsidiaries from 1985 through 1992. The Board of Directors had determined it to be in the best interest of the Corporation to change independent accountants for 1993. This change was ratified by the Corporation's shareholders at the 1993 annual meeting.

The report on the financial statements audited by Gaither in 1992 did not contain any adverse opinions or any disclaimers of opinions, nor were they qualified or modified as to uncertainty, audit scope or accounting reasons. Further, there have been no disagreements between Gaither and the Corporation.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)   Directors of the Corporation

This information under the heading "Election of Directors and Information with Respect to Directors and Officers" on pages 3 to 5 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 18, 1995, is hereby incorporated by reference herein.

     (b)   Executive Officers of the Corporation

The Executive Officers of the Corporation, some of whom are also Executive Officers of The National City Bank of Evansville (hereinafter referred to as the "Bank") are as follows:

NAME                     AGE   OFFICE AND BUSINESS EXPERIENCE
John D. Lippert           61   Chairman of the Board and Chief Executive Officer of
                               the Corporation since 1992.  President of the Corporation
                               from 1985 to 1993.  Director of the Corporation since 1985.
                               Chairman of the Board of the Bank since 1992 and Chief
                               Executive Officer from 1989 to 1994.  President of the Bank from 1984 to 1993 and a Director since 1981.

Robert A. Keil            51   President and Director of the Corporation since 1993.
                               Executive Vice President of the Corporation from 1991 to
                               1993.  Assistant Secretary and Assistant Treasurer of the
                               Corporation from 1985 to 1993.  Executive Vice President
                               of the Bank from 1991 to 1993 and Senior Vice President
                               from 1987 to 1991.

NAME                     AGE   OFFICE AND BUSINESS EXPERIENCE
Benjamin W. Bloodworth    59   Executive Vice President and Assistant Secretary and
                               Assistant Treasurer of the Corporation since 1993.  Senior
                               Vice President of the Corporation from 1989 to 1993.
                               Executive Vice President of the Bank since 1991.  Senior
                               Vice President of the Bank from 1980 to 1991.  Director
                               of The Peoples National Bank of Grayville from 1988 to
                               January 1994 and from January 1995 to present.  Director
                               of The Farmers and Merchants Bank from 1989 to 1993.
                               Director of Lincolnland Bank since 1994. Director of The
                               State Bank of Washington from 1994 to January 1995.

Michael F. Elliott        43   Executive Vice President of the Corporation since 1993.
                               Director of the Corporation since 1994.  President,
                               Chief Executive Officer, and Director of the Bank since 1994.
                               Chairman of the Board of The State Bank of Washington since
                               1989, Chief Executive Officer and Director of The State Bank of
                               Washington from 1982 to 1994.  Chairman of the Board from 1990 to December 1993 and President and Chief Executive Officer
                               from 1988 to December 1993 of Sure Financial Corporation.

Harold A. Mann            56   Secretary and Treasurer of the Corporation since 1985.
                               Senior Vice President and Controller of the Bank from
                               1984 to January 1995.  Director of Poole Deposit Bank
                               from 1986 to 1990 and for 1994.

Nancy G. Epperson         50   Human Resources Director for the Corporation since 1994.
                               Personnel Director of the Bank from 1985 to January
                               1995.

Byron W. Jett             52   Senior Vice President of the Corporation since January
                               1995.  Senior Vice President of the Bank from December
                               1994 to January 1995 and Vice President of the Bank
                               until December 1994.

ITEM 11.   EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" on pages 6 through 10 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 18, 1995, is hereby incorporated by reference herein.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" on pages 1 through 3 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 18, 1995, is hereby incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" on page 11 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 18, 1995, is hereby incorporated by reference herein.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries, included on pages 15 through 29 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are hereby incorporated by reference:

     Independent Auditor's Report
     Consolidated Statements of Financial Position, at
       December 31, 1994 and 1993
     Consolidated Statements of Income, for years ended
       December 31, 1994, 1993 and 1992
     Consolidated Statements of Shareholders' Equity,
       for years ended December 31, 1994, 1993 and 1992
     Consolidated Statements of Cash Flows, for years ended
       December 31, 1994, 1993 and 1992
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or related notes.

EXHIBITS

The following exhibits are submitted herewith or incorporated by reference:

  2(i)   Plan of Reorganization and Merger Agreement by and between
            Registrant and White County Bank dated December 12, 1994
  2(ii)  Merger Agreement by and between Registrant and United
            Financial Bancorp, Inc. dated December 28, 1994
  3      Articles of Incorporation and By-Laws
   (i)      A copy of the Amended Articles of Incorporation (as
              amended through March 21, 1995) of the Registrant was filed with the Commission as an exhibit to the Annual Report on Form 10-K for year ended December 31, 1993, and is herein incorporated by reference
   (ii)     By-laws, as amended
 13      Annual Report to Shareholders for the year ended
            December 31, 1994
 21      Subsidiaries of the Registrant
 23      Consent of Experts and Counsel
   A        Consent of McGladrey & Pullen, LLP
   B        Consent of Gaither Rutherford & Co., LLP
   C        Consent of Geo S. Olive & Co., LLC

REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                                         NATIONAL CITY BANCSHARES, INC.



                                         By /s/ JOHN D. LIPPERT          3/21/95
                                            John D. Lippert                 Date
                                            Chairman of the Board and
                                            Chief Executive Officer



                                         By /s/ ROBERT A. KEIL           3/21/95
                                            Robert A. Keil                  Date
                                            President and
                                            Chief Financial Officer



                                         By /s/ HAROLD A. MANN           3/21/95
                                            Harold A. Mann                  Date
                                            Secretary and Treasurer
                                            (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                             /s/ DONALD B. COX           3/21/95
                                             Donald B. Cox                  Date
                                             Director



                                             /s/ MICHAEL F. ELLIOTT      3/21/95
                                             Michael F. Elliott             Date
                                             Director



                                             /s/ SUSANNE R. EMGE         3/22/95
                                             Mrs. N. Keith Emge             Date
                                             Director



                                             /s/ MICHAEL D. GALLAGHER    3/21/95
                                             Michael D. Gallagher           Date
                                             Director



                                             /s/ DONALD G. HARRIS        3/22/95
                                             Donald G. Harris               Date
                                             Director



                                             /s/ EDGAR P. HUGHES         3/21/95
                                             Edgar P. Hughes                Date
                                             Director



                                             /s/ R. EUGENE JOHNSON       3/21/95
                                             R. Eugene Johnson              Date
                                             Director

                                             /s/ ROBERT A. KEIL          3/21/95
                                             Robert A. Keil                 Date
                                             Director



                                             /s/ JOHN D. LIPPERT         3/21/95
                                             John D. Lippert                Date
                                             Director



                                             /s/ JOHN LEE NEWMAN         3/21/95
                                             John Lee Newman                Date
                                             Director



                                             /s/ RONALD G. REHERMAN      3/22/95
                                             Ronald G. Reherman             Date
                                             Director



                                             /s/ LAURENCE R. STEENBERG   3/21/95
                                             Laurence R. Steenberg          Date
                                             Director



                                             /s/ C. WAYNE WORTHINGTON    3/21/95
                                             C. Wayne Worthington           Date
                                             Director



                                             /s/ GEORGE A. WRIGHT        3/21/95
                                             George A. Wright               Date
                                             Director

                                 EXHIBIT INDEX


EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT

   2(i)            Plan of Reorganization and Merger
                       Agreement by and between
                       Registrant and White County Bank
                       dated December 12, 1994

   2(ii)           Merger Agreement by and between
                       Registrant and United Financial
                       Bancorp, Inc. dated December 28,
                       1994

   3(ii)           By-laws, as amended

  13               Annual Report to Shareholders for
                       the year ended December 31, 1994

  21               Subsidiaries of the Registrant

  23               Consent of Experts and Counsel

    A                  Consent of McGladrey & Pullen, LLP
    B                  Consent of Gaither Rutherford & Co., LLP
    C                  Consent Geo. S. Olive & Co., LLC

  27               Financial Data Schedule
