Form 10-Q
period 1995-03-31
NATIONAL CITY BANCSHARES INC
filed 1995-05-15
CIK 764241

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995.

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

                                   Yes (X)        No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT MAY 12, 1995
(Common stock,
 $3.33 1/3 par value)                  3,660,742

                       NATIONAL CITY BANCSHARES, INC.


                                    INDEX

                                                                 PAGE NO.
                      PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     March 31, 1995, December 31, 1994,
     and March 31, 1994                                                1

Condensed consolidated statements of income-
     three months ended March 31, 1995 and 1994                        2

Condensed consolidated statements of cash flows-
     three months ended March 31, 1995 and 1994                      3-4

Notes to condensed consolidated financial statements                   5

Management's discussion and analysis of financial
     condition and results of operations                             6-9


                        PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                           10


                                 SIGNATURES                           10

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
             (Dollar Amounts Other Than Share Data in Thousands)

                                              March    December       March
                                                 31          31          31
                                               1995        1994        1994
                                           --------    --------    --------
               ASSETS
Cash and due from banks                    $ 26,204    $ 36,343    $ 24,050
Interest-bearing deposits in banks            4,031       5,116      10,712
Securities held to maturity                  78,991      73,688      70,476
Securities available for sale               100,663     110,831     117,515
Federal funds sold                              800           -      21,130
Loans                                       492,734     483,592     437,777
Less:  Allowance for loan losses              3,800       3,794       3,840
                                           --------    --------    --------
  Loans, net                                488,934     479,798     433,937
Premises and equipment                       11,033      10,504      10,277
Other real estate owned                         379         605         646
Other assets                                 13,047      14,879      12,935
                                           --------    --------    --------
  Total Assets                             $724,082    $731,764    $701,678
                                           --------    --------    --------
                                           --------    --------    --------

               LIABILITIES
Deposits:
  Noninterest-bearing demand               $ 78,734    $ 85,340    $ 78,056
  Interest-bearing savings and time         528,786     530,628     515,698
                                           --------    --------    --------
    Total deposits                          607,520     615,968     593,754
Federal funds purchased and securities
 sold under agreements to repurchase         19,085      21,610      13,458
Notes issued to the U.S. Treasury             2,103       2,675       2,355
Guaranteed bank loan of
 Employee Stock Ownership Plan                    -           -         432
Other liabilities                             6,347       5,392       5,612
                                           --------    --------    --------
  Total liabilities                         635,055     645,645     615,611
                                           --------    --------    --------

          SHAREHOLDERS' EQUITY
Common stock -- $3.33 1/3 par value          12,193      12,194      12,434
               Number of shares at:
               3/31/95   12/31/94    3/31/94
             ---------  ---------  ---------
 Authorized  5,000,000  5,000,000  5,000,000
 Outstanding 3,657,970  3,658,142  3,730,327
Capital surplus                              33,102      33,113      35,774
Retained earnings                            44,774      43,008      38,454
Unrealized gain(loss) on securities
 available for sale                          (1,042)     (2,196)       (163)
Employee Stock Ownership Plan
 obligation guaranty                              -           -        (432)
                                           --------    --------    --------
  Total shareholders' equity                 89,027      86,119      86,067
                                           --------    --------    --------
  Total Liabilities and
   Shareholders' Equity                    $724,082    $731,764    $701,678
                                           --------    --------    --------
                                           --------    --------    --------



The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                                           Three Months
                                                               Ended
                                                             March 31
                                                       --------------------
                                                          1995         1994
                                                       -------      -------
INTEREST INCOME
Interest and fees on loans                             $10,734      $ 8,719
Interest and dividends on securities                     2,693        2,386
Interest on federal funds sold                             145          253
Interest on deposits in banks                               52          133
                                                       -------      -------
  Total interest income                                 13,624       11,491
                                                       -------      -------

INTEREST EXPENSE
Interest on deposits                                     5,191        4,292
Interest on funds borrowed                                 212          118
                                                       -------      -------
  Total interest expense                                 5,403        4,410
                                                       -------      -------

NET INTEREST INCOME                                      8,221        7,081
Provision for loan losses                                   18         (153)
                                                       -------      -------
  Net interest income after
   provision for loan losses                             8,203        7,234
                                                       -------      -------

NONINTEREST INCOME
Trust income                                               300          289
Service charges on deposit accounts                        541          478
Securities gains (losses)                                    6         (182)
Other                                                      437          310
                                                       -------      -------
  Total noninterest income                               1,284          895


NONINTEREST EXPENSE
Salaries and employee benefits                           3,013        2,886
Premises and equipment                                     806          814
Assessments of the FDIC                                    343          344
Other                                                    1,431        1,286
                                                       -------      -------
  Total noninterest expense                              5,593        5,330
                                                       -------      -------

  Income before income taxes                             3,894        2,799
Income taxes                                             1,324          898
                                                       -------      -------

NET INCOME                                             $ 2,570      $ 1,901
                                                       -------      -------
                                                       -------      -------

Earnings per share                                       $0.70        $0.51
Weighted average shares outstanding                  3,658,985    3,739,626






The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                Ended
                                                               March 31
                                                        -------------------
                                                            1995       1994
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  2,570   $  1,901

  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                            343        350
     Amortization                                            411        731
     Provision for loan losses                                18       (153)
     Write-down of securities and other assets                 -        175
     Securities losses (gains)                                (6)         7
     (Gain) on sale of premises and equipment                  -         (5)
     Loss on sale of other real estate owned                  42          -
     Increase (decrease) in deferred taxes                    49        106

  Changes in assets and liabilities:
    (Increase) decrease in income earned
     but not collected                                     1,410        671
    (Increase) decrease in other assets                     (199)      (337)
    Increase (decrease) in accrued interest payable          368       (179)
    Increase (decrease) in other liabilities                 383        610
                                                        --------   --------
      Net cash flows provided by operating activities      5,389      3,877
                                                        --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES

  Net (increase) decrease in interest-bearing
   deposits in banks                                       1,085      2,868
  Proceeds from matured securities held to maturity        3,130     18,047
  Proceeds from matured securities available for sale     12,365      6,587
  Purchases of securities held to maturity                (8,569)   (14,480)
  Purchases of securities available for sale                (522)   (24,262)
  (Increase) decrease in federal funds sold                 (800)    21,094
  (Increase) decrease in loans made to customers          (9,154)    (2,573)
  Capital expenditures                                      (920)      (204)
  Proceeds from sale of other real estate owned              218         60
  Proceeds from sale of premises and equipment                 -         11
                                                        --------   --------
    Net cash flows provided by (used in)
     investing activities                                 (3,167)     7,148
                                                        --------   --------

               (Continued on next page)


The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                Ended
                                                               March 31
                                                        -------------------
                                                            1995       1994
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   $ (8,448)  $(12,894)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                               (2,525)       285
  Net proceeds (payments) on notes issued to
   the U.S. Treasury                                        (572)    (3,038)
  Dividends paid                                            (805)      (822)
  Repurchase of common stock                                (172)      (570)
  Sale of common stock                                       161        179
                                                        --------   --------
    Net cash flows provided by (used in)
     financing activities                                (12,361)   (16,860)
                                                        --------   --------

    Net increase (decrease) in cash and due from banks   (10,139)    (5,835)
    Cash and due from banks at beginning of period        36,343     29,885
                                                        --------   --------
    Cash and due from banks at end of period            $ 26,204   $ 24,050
                                                        --------   --------
                                                        --------   --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                              $5,036     $4,589
    Income taxes                                             212        139

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Change in allowance for unrealized gain (loss)
   on securities available for sale                       $1,884    $(1,040)
  Increase (decrease) in deferred taxes
   attributable to securities available for sale            (730)       408
  Employee Stock Ownership Plan obligation
   guaranty note payment                                       -        109
  Other real estate acquired in settlement of loans            -         19
  Transfer from other real estate owned to other assets        7          -
  Transfer from premises and equipment to other
   real estate owned                                          41          -







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

                                                3/31/95         12/31/94
                                              ------------    -----------
     Standby letters of credit                $16,406,000     $16,274,000
     Commitments to extend credit             $73,193,000     $77,576,000

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended March 31, 1995, was $2,570,000, or $0.70 per share, compared to $1,901,000, or $0.51 per share, for the first quarter of 1994. This is an increase of $669,000, or 35.2 percent, in net income. The weighted average number of shares outstanding was 3,658,985 and 3,739,626 for the three months ended March 31, 1995 and 1994, respectively. Stock has been repurchased by the Corporation for the dividend reinvestment program and during 1994 for the stock repurchase program approved March 15, 1994.


NET INTEREST INCOME

Net interest income in the first quarter of 1995 increased $1,151,000, or
15.5 percent, on a tax equivalent basis, from the year-ago quarter. Average earning assets were $680 million and $657 million, an increase of $23 million, or 3.5 percent, during the first quarters of 1995 and 1994, respectively. Loans increased an average of $55 million, or 12.9 percent, for the quarter. All other types of earning assets decreased, with the largest decrease being in average federal funds sold which decreased $23 million, or 69.6 percent, for the quarter.

The increased net interest income was due to a change in the mix of average earning assets. Total interest income increased $2,144,000, or 18.1 percent, on a tax equivalent basis, during the first three months of 1995 from the same period of 1994, compared to a $993,000, or 22.5 percent increase in total interest expense. The increase in interest income resulted from higher rates of interest earned and a change in the mix of average earning assets.

The net interest margin increased to 5.12 percent for the first quarter of 1995, compared to 4.59 percent during the year-ago quarter.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        3/31/95           3/31/94
                                     ----------        ----------
  Nonaccrual loans                   $  726,000        $1,253,000
  Restructured loans                     67,000           166,000
  90 days past due loans                407,000           355,000
                                     ----------        ----------
    Total underperforming loans       1,200,000         1,774,000
  Nonaccrual securities:
    Agency-issued collateralized
     mortgage obligation                      -            30,000
  Other real estate held                379,000           646,000
                                     ----------        ----------
    Total underperforming assets     $1,579,000        $2,450,000
                                     ----------        ----------
                                     ----------        ----------

Past due 90 days or more, nonaccrual, and renegotiated loans have decreased from 0.4 percent of total loans at March 31, 1994, to 0.2 percent as of March 31, 1995. Of the loans in this category, 47.5 and 54.5 percent were secured by real estate at March 31, 1995 and 1994, respectively. Potential problem loans, other than underperforming loans, amounted to $14,150,000 at March 31, 1995, and $16,217,000 at March 31, 1994.


PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $12,000 during the first quarter of 1995, compared to net recoveries of $202,000 in the year-earlier period.

The provision for loan losses during the first three months of 1995 was $18,000 compared to a negative $153,000 for the first three months of 1994. The negative provision was due to net recoveries of $202,000. The provision is based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of March 31, 1995, management considered the reserve for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the first quarter of 1995 increased $389,000, or 43.5 percent, from the year-ago period. Trust income increased $11,000, or 3.8 percent, and service charges on deposit accounts increased $63,000, or 13.2 percent, over the first three months of 1994. Net securities gains were $6,000 for the first quarter of 1995 compared to net losses of $182,000 for the same period in 1994. The losses were mainly due to a permanent write-
down on an interest-only bond.   Other noninterest income increased
$127,000, or 41.0 percent, during 1995. This increase was mainly due to a refund from prior years' Indiana Franchise tax in the amount of $115,000.

NONINTEREST EXPENSE

Noninterest expense increased $263,000, or 4.9 percent, in the first quarter of 1995. Salaries and employee benefits increased $127,000, or 4.4 percent, over the year-ago period. Expenses of premises and equipment and the cost of Federal Deposit Insurance were approximately the same for both years. Other items in this category increased $145,000, or 11.3 percent. This increase was partially due to a $129,000 one-time contract settlement.


FINANCIAL POSITION ANALYSIS

Cash and due from banks increased $2,154,000, or 9.0 percent, and interest-bearing deposits in banks decreased $6,681,000, or 62.4 percent, during the past year. Federal funds sold decreased $20,330,000, or 96.2 percent.

Securities decreased $8,337,000, or 4.4 percent, during the past year. The largest decrease was in U.S. Government securities which decreased $5,846,000, or 6.5 percent. Other decreases were in municipals which decreased $1,244,000, or 2.9 percent, and U.S. Treasury securities which decreased $866,000, or 3.2 percent. Other debt securities increased $1,007,000, or 3.9 percent. Equity securities increased $64,000, or 2.4 percent, due to the purchase of additional stock in the Federal Home Loan Bank. Amortized cost and fair values of securities with dollar amounts in thousands are as follows:

Securities held to maturity:

                                           Gross       Gross
                             Amortized   Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                             ---------   ----------  ----------  ---------
U.S. Government and agency
 securities                   $10,061      $   59        $ 87     $10,033
State and municipal
 securities:
   Taxable                      2,280          21          54       2,247
   Nontaxable                  39,384       1,231         230      40,385
Corporate securities           19,928          62         320      19,670
Mortgage-backed securities      7,338          79         111       7,306
                              -------      ------        ----     -------
                              $78,991      $1,452        $802     $79,641
                              -------      ------        ----     -------


Securities available for sale:

                                           Gross       Gross
                             Amortized   Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                             ---------   ----------  ----------  ---------
U.S. Government and agency
 securities                  $ 61,736        $228      $  679    $ 61,285
Corporate securities            6,855           -         106       6,749
Mortgage-backed securities     31,052          47       1,019      30,080
                             --------        ----      ------    --------

                               99,643         275       1,804      98,114
Equity securities               2,732           -         183       2,549
                             --------        ----      ------    --------
                             $102,375        $275      $1,987    $100,663
                             --------        ----      ------    --------
                             --------        ----      ------    --------

At March 31, 1995, the security portfolio included $2,954,000 in structured notes, which were comprised on $1,452,000 in multi-coupon step-up notes that have a price volatility comparable to a callable U.S. Government agency of like maturity, $1,002,000 in a capped floating rate note that will mature within one year, and $500,000 in a delevered floating note. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining high credit standards and competitive rates. Loans increased $54,957,000, or 12.6 percent, during the past year. The largest increases were in consumer loans which increased $21,187,000, or 28.8 percent, and in commercial loans which increased $18,412,000, or 19.0 percent. Loans secured by real estate increased $14,496,000, or 6.1 percent. All other types of loans also increased, except agricultural loans which decreased $595,000, or 3.0 percent.

Other real estate owned decreased $267,000, or 41.3 percent, from March 31, 1994.

Total deposits have increased $13,766,000, or 2.3 percent, since March 31, 1994. Noninterest-bearing deposits increased slightly, while interest-bearing deposits increased $13,088,000, or 2.5 percent, during this period.


SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                 Minimum
                              Requirements            3/31/95        3/31/94
                              ------------            -------        -------
Tier I capital to
 risk-based assets                 4.00%               17.19%         18.36%
Total capital to
 risk-based assets                 8.00%               17.92%         19.19%
Tangible equity to
 tangible assets                   3.00%               12.16%         12.10%


               NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                        PART II  -  OTHER INFORMATION

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



May 12, 1995