Form 10-Q
period 1995-06-30
NATIONAL CITY BANCSHARES INC
filed 1995-08-11
CIK 764241

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995.

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

                                   Yes (X)        No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT AUGUST 9, 1995
(Common stock,
 $1.00 Stated value)                   3,978,000

                      NATIONAL CITY BANCSHARES, INC.


                                   INDEX

                                                            PAGE NO.
                      PART I - FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     June 30, 1995, December 31, 1994,
     and June 30, 1994                                            1

Condensed consolidated statements of income-
     three months and six months ended
     June 30, 1995 and 1994                                       2

Condensed consolidated statements of cash flows-
     six months ended June 30, 1995 and 1994                      3

Notes to condensed consolidated financial statements              6

Management's discussion and analysis of financial
     condition and results of operations                          8


                        PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders     13

Item 6 - Exhibits and Reports on Form 8-K                        14


                                SIGNATURES                       14

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
             (Dollar Amounts Other Than Share Data in Thousands)

                                               June    December        June
                                                 30          31          30
                                               1995        1994        1994
                                           --------    --------    --------
               ASSETS
Cash and due from banks                    $ 28,174    $ 38,682    $ 25,836
Interest-bearing deposits in banks            3,340       5,116       9,147
Securities held to maturity                  97,043      92,376      87,449
Securities available for sale               115,150     128,528     149,542
Federal funds sold                           18,425       2,550       1,075
Loans                                       553,831     506,143     478,911
Less:  Allowance for loan losses              4,799       4,523       4,425
                                           --------    --------    --------
  Loans, net                                549,032     501,620     474,486
Premises and equipment                       12,134      10,880      10,586
Other real estate owned                         308         614         783
Other assets                                 16,788      16,078      14,398
                                           --------    --------    --------
  Total Assets                             $840,394    $796,444    $773,302
                                           --------    --------    --------
                                           --------    --------    --------

               LIABILITIES
Deposits:
  Noninterest-bearing demand               $ 90,729    $ 92,236    $ 84,053
  Interest-bearing savings and time         604,815     581,328     574,162
                                           --------    --------    --------
    Total deposits                          695,544     673,564     658,215
Federal funds purchased and securities
 sold under agreements to repurchase         15,781      21,609      12,493
Notes issued to the U.S. Treasury             6,575       2,675       4,783
Other borrowings                             13,104           -           -
Other liabilities                             7,654       5,789       5,020
                                           --------    --------    --------
  Total liabilities                         738,658     703,637     680,511
                                           --------    --------    --------

          SHAREHOLDERS' EQUITY
Common stock                                  3,981      13,074      13,191
               $1.00
           Stated Value  $3.33 1/3 Par Value
           ------------ --------------------
               6/30/95   12/31/94    6/30/94
             ---------  ---------  ---------
 Authorized 10,000,000  5,000,000  5,000,000
 Outstanding 3,980,637  3,922,138  3,957,250
Capital surplus                              46,390      34,733      36,127
Retained earnings                            51,482      47,528      44,558
Unrealized gain(loss) on securities
 available for sale                            (117)     (2,528)     (1,085)
                                           --------    --------    --------
  Total shareholders' equity                101,736      92,807      92,791
                                           --------    --------    --------
  Total Liabilities and
   Shareholders' Equity                    $840,394    $796,444    $773,302
                                           --------    --------    --------
                                           --------    --------    --------


The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                          Three Months         Six Months
                                             Ended                Ended
                                            June 30              June 30
                                      -----------------    -----------------
                                         1995      1994       1995      1994
                                      -------   -------    -------   -------
INTEREST INCOME
Interest and fees on loans            $12,130   $ 9,729    $23,352   $18,866
Interest and dividends on securities    3,143     3,251      6,362     6,200
Interest on federal funds sold             88        49        281       312
Interest on deposits in banks              43       108         95       241
                                      -------   -------    -------   -------
  Total interest income                15,404    13,137     30,090    25,619
                                      -------   -------    -------   -------
INTEREST EXPENSE
Interest on deposits                    6,023     4,759     11,701     9,489
Interest on funds borrowed                361       161        573       279
                                      -------   -------    -------   -------
  Total interest expense                6,384     4,920     12,274     9,768
                                      -------   -------    -------   -------
NET INTEREST INCOME                     9,020     8,217     17,816    15,851
Provision for loan losses                  17       100         35       (53)
                                      -------   -------    -------   -------
 Net interest income after
   provision for loan losses            9,003     8,117     17,781    15,904
                                      -------   -------    -------   -------
NONINTEREST INCOME
Trust income                              458       306        760       597
Service charges on deposit accounts       623       524      1,187     1,018
Securities gains (losses)                  (4)       (1)         2      (177)
Other                                     493       402        936       724
                                      -------   -------    -------   -------
  Total noninterest income              1,570     1,231      2,885     2,162
                                      -------   -------    -------   -------
NONINTEREST EXPENSE
Salaries and employee benefits          3,303     3,152      6,578     6,303
Premises and equipment                    836       915      1,687     1,787
Assessments of the FDIC                   382       380        761       764
Other                                   1,505     1,323      3,012     2,691
                                      -------   -------    -------   -------
  Total noninterest expense             6,026     5,770     12,038    11,545
                                      -------   -------    -------   -------

  Income before income taxes            4,547     3,578      8,628     6,521
Income taxes                            1,588     1,166      2,968     2,105
                                      -------   -------    -------   -------
NET INCOME                            $ 2,959   $ 2,412    $ 5,660   $ 4,416
                                      -------   -------    -------   -------
                                      -------   -------    -------   -------


Earnings per common share               $0.75     $0.61      $1.44     $1.11
Weighted average shares outstanding 3,922,981 3,966,304  3,924,424 3,984,860





The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                        -------------------
                                                            1995       1994
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  5,660   $  4,416
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                            739      1,484
     Depreciation                                            724        745
     Provision for loan losses                                35        (53)
     Write-down of other real estate owned                     5         11
     Securities losses (gains)                                (2)       177
     (Gain) on sale of premises and equipment                 (6)       (11)
     (Gain) loss on sale of other real estate owned           42         (6)
     Increase (decrease) in deferred taxes                    91       (161)

  Changes in assets and liabilities:
     (Increase) decrease in income earned
      but not collected                                      884        (29)
     (Increase) decrease in other assets                    (323)      (200)
     Increase (decrease) in accrued interest payable         458       (196)
     Increase (decrease) in other liabilities               (490)       484
                                                        --------   --------
       Net cash flows provided by operating activities     7,817      6,661
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net (increase) decrease in interest-bearing
   deposits in banks                                       2,175      4,433
  Proceeds from matured securities held to maturity        9,051     26,752
  Proceeds from matured securities available for sale     19,697     27,670
  Proceeds from sales of securities available for sale         -      7,231
  Purchases of securities held to maturity               (10,885)   (22,128)
  Purchases of securities available for sale              (2,111)   (63,411)
  (Increase) decrease in federal funds sold              (13,900)    42,949
  (Increase) decrease in loans made to customers         (36,392)   (23,728)
  Capital expenditures                                    (1,689)      (510)
  Proceeds from sale of other real estate owned              307        193
  Proceeds from sale of premises and equipment                16         18
  Purchase of subsidiary, net of cash and due from banks     577          -
                                                        --------   --------
    Net cash flows provided by (used in)
     investing activities                                (33,154)      (531)
                                                        --------   --------

               (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                        -------------------
                                                            1995       1994
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   $  5,238   $ (6,785)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                               (5,828)      (680)
  Net proceeds (payments) in notes issued to
   the U.S. Treasury                                       3,900       (611)
  Increase in other borrowings                            13,104          -
  Dividends paid                                          (1,706)    (1,741)
  Repurchase of common stock                                (210)    (2,149)
  Sale of common stock                                       331        367
                                                        --------   --------
    Net cash flows provided by (used in)
     financing activities                                 14,829    (11,599)
                                                        --------   --------
    Net increase (decrease) in cash and due from banks   (10,508)    (5,469)
    Cash and due from banks at beginning of period        38,682     31,305
                                                        --------   --------
    Cash and due from banks at end of period            $ 28,174   $ 25,836
                                                        --------   --------
                                                        --------   --------

















The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                        -------------------
                                                            1995       1994
                                                        --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                             $11,816     $9,964
    Income taxes                                           2,620      2,175

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES

  Change in allowance for unrealized gain
   (loss) on securities available for sale                $3,905     $2,526
  Increase (decrease) in deferred taxes
   attributable to securities available for sale           1,493        974
  Employee Stock Ownership Plan obligation
   guaranty note payment                                       -        541
  Other real estate acquired in settlement of loans           14        116
  Transfer from other real estate owned to other assets        7          -
  Transfer from premises and equipment to other
   real estate owned                                          41          -

  Purchase of subsidiary:
    Purchase price                                      $    886
                                                        --------
                                                        --------

   Assets acquired:
     Cash and due from banks                            $    577
     Interest-bearing deposits in banks                      399
     Securities                                            3,753
     Federal funds sold                                    1,975
     Loans                                                11,069
     Premises and equipment                                  355
     Income earned but not collected                         146
     Other assets                                          1,963

  Liabilities assumed:
     Deposits                                            (16,742)
     Accrued interest payable                                (92)
     Deferred taxes payable                                  (25)
     Other liabilities                                       (49)
                                                        --------
                                                           3,329
  Common stock issued                                     (2,443)
                                                        --------
  Accounts payable                                      $    886

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

                                          6/30/95        12/31/94
                                        -----------    -----------
     Standby letters of credit          $16,293,000    $16,289,000
     Commitments to extend credit       $71,904,000    $78,158,000


NOTE 3

On June 29, 1995, the Corporation issued 55,509 shares of its common stock in exchange for all of the outstanding preferred stock and $847,000 in exchange for all of the common stock of First National Bank of Paoli, an $18 million bank located in Paoli, Indiana. At consummation of the merger, First National Bank of Paoli was merged with and became a branch of The Bank of Mitchell, a wholly-owned subsidiary of the Corporation. This acquisition was accounted for using the purchase method. The excess of the acquisition cost over the fair value of net assets acquired in the amount of $1,954,000 will be amortized over 15 years using the straight-line method.

On June 30, 1995, the Corporation issued 263,996 shares of its common stock in exchange for all of the outstanding common stock of White County Bank, Carmi, Illinois. At consummation of the merger, White County Bank became a wholly-owned subsidiary of the Corporation. This acquisition was accounted for using the pooling-of-interests method. Accordingly, the Corporation's financial statements and financial data have been retroactively restated to include the accounts and operations of White County Bank. Assets, loans, deposits, interest income, net interest income, and net income of Registrant (NCBE) and

White County Bank (WCB) for the periods prior to the acquisition are shown in the following table. Due to the elimination of intercompany transactions, the historical data may not aggregate to the combined amounts. Dollar amounts other than share data are shown in thousands.

                                                        NCBE
                          NCBE           WCB          Combined
                          ----           ---          --------
June 30, 1995:

 Loans, net of
  unearned income       $529,577       $24,255        $553,831
 Deposits                639,786        55,763         695,544
 Assets                  778,108        63,390         840,394

December 31, 1994:

 Loans, net of
  unearned income       $483,592       $22,551        $506,143
 Deposits                615,968        57,596         673,564
 Assets                  731,764        64,680         796,444

June 30, 1994:

 Loans, net of
  unearned income       $457,650       $21,261        $478,911
 Deposits                600,031        58,184         658,215
 Assets                  707,899        65,477         773,302

Six months ended June 30, 1995:

 Interest income         $27,959        $2,138         $30,090
 Interest expense         11,285           997          12,274
 Net interest income      16,674         1,141          17,816
 Provision for loan loss      35             -              35
 Net income                5,392           268           5,660
 Earnings per share         1.47         27.87            1.44

Six months ended June 30, 1994:

 Interest income         $23,635        $1,984         $25,619
 Interest expense          8,886           882           9,768
 Net interest income      14,749         1,102          15,851
 Provision for loan loss     (53)            -             (53)
 Net income                4,214           202           4,416
 Earnings per share         1.13         21.04            1.11


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended June 30, 1995, was $2,959,000, or $0.75 per share, compared to $2,412,000, or $0.61 per share, for the second quarter of 1994. This is an increase of $547,000, or 22.7 percent, in net income. For the first six months of 1995, net income was $5,660,000, or $1.44 per share, compared to $4,416,000, or $1.11 per share, for the first six months of 1994, an increase of $1,244,000, or 28.2 percent, in net income. The weighted average number of shares outstanding was 3,922,981 and 3,924,424 for the three and six months, respectively, ended June 30, 1995, compared to 3,966,304 and 3,984,860 during the like periods last year. Stock has been repurchased by the Corporation for the dividend reinvestment program and during 1994 for the stock repurchase program approved March 15, 1994.


NET INTEREST INCOME

Net interest income in the second quarter of 1995 increased $821,000, or 9.6 percent, on a tax equivalent basis, from the year-ago quarter. For the first six months of 1995, net interest income increased $1,979,000, or 11.9 percent, on a tax equivalent basis, from the same period last year. Average earning assets were $747 million and $725 million, an increase of $22 million, or 3.0 percent, during the second quarters of 1995 and 1994, respectively. For the first six months of 1995 and 1994, average earning assets were $746 million and $723 million, respectively. Loans increased an average of $61 million, or
13.1 percent, for the quarter. Average federal funds sold remained approximately the same for the second quarter of both years. All other types of earning assets decreased, with the largest decrease being in average securities which decreased $33 million, or 13.7 percent, for the quarter.

The increased net interest income was due to a change in the mix of average earning assets. Total interest income increased $4,485,000, or 17.0 percent, on a tax equivalent basis, during the first six months of 1995 from the same period of 1994, compared to a $2,506,000, or 25.7 percent increase in total interest expense. The increase in interest income resulted from higher rates of interest earned and a change in the mix and total of average earning assets.

The net interest margin increased to 5.04 percent for the second quarter of 1995, compared to 4.74 percent during the year-ago quarter and to 5.01 percent for the first six months of 1995 from 4.62 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        6/30/95           6/30/94
                                     ----------        ----------
  Nonaccrual loans                   $  788,000        $1,577,000
  Restructured loans                    150,000           297,000
  90 days past due loans                802,000           848,000
                                     ----------        ----------
     Total underperforming loans      1,740,000         2,722,000
  Other real estate held                308,000           783,000
                                     ----------        ----------
     Total underperforming assets    $2,048,000        $3,505,000
                                     ----------        ----------
                                     ----------        ----------

Past due 90 days or more, nonaccrual, and renegotiated loans have decreased from 0.6 percent of total loans at June 30, 1994, to 0.3 percent as of June 30, 1995. Of the loans in this category, 48.0 and
67.0 percent were secured by real estate at June 30, 1995 and 1994, respectively. Potential problem loans, other than underperforming loans, amounted to $19,215,000 at June 30, 1995 and $19,493,000 at
June 30, 1994.


PROVISION FOR LOAN LOSSES

Net recoveries amounted to $136,000 during the second quarter of 1995 and net recoveries were $101,000 during the first six months of 1995, compared to net charge-offs of $154,000 during the second quarter of 1994, and net recoveries of $115,000 during the first six months of 1994.

The provision for loan losses during the first six months of 1995 was $35,000 compared to a negative $53,000 from the comparable year-ago period. The negative provision was due to net recoveries of $115,000. The provision is based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of June 30, 1995, management considered the reserve for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the second quarter of 1995 increased $339,000, or 27.5 percent, and for the first six months of 1995 increased $723,000, or 33.4 percent, from the year-ago periods. Trust income increased $163,000, or 27.3 percent, for the first six months of 1995, and service charges on deposit accounts increased $169,000 or 16.6 percent, from the year ago period due to changes in fee schedules.
Net securities gains were $2,000 for the first six months of 1995, compared to net securities losses of $177,000 for the same period 1994. The losses were mainly due to a permanent write-down on an interest-only bond. Other noninterest income increased $212,000, or
29.3 percent, during 1995. This increase was mainly due to a refund from prior years' Indiana Franchise tax in the amount of $115,000.

NONINTEREST EXPENSE

Noninterest expense increased $256,000, or 4.4 percent, and $493,000, or 4.3 percent, in the second quarter and the first six months of 1995, respectively. Salaries and employee benefits increased $151,000, or 4.8 percent, for the second quarter and $275,000 or 4.4 percent, for the first six months of 1995. Expenses of premises and equipment decreased $79,000, or 8.6 percent, in the second quarter and $100,000, or 5.6 percent, for the first six months of 1995. The cost of Federal Deposit Insurance remained approximately the same for both periods. Other items in this category increased $321,000, or 11.9 percent. This increase was partially due to a $129,000 one-time contract settlement.


FINANCIAL POSITION ANALYSIS

Cash and due from banks increased $2,338,000, or 9.0 percent, and interest-bearing deposits in banks decreased $5,807,000, or 63.5 percent, during the past year. Federal funds sold were $18,425,000, up from $1,075,000 at June 30, 1994.

Securities decreased $24,798,000, or 10.5 percent, during the past year. The largest decrease was in U. S. Government agencies which decreased $22,659,000, or 17.9 percent. Other decreases were in U. S. Treasury, which decreased $2,334,000, or 5.8 percent, nontaxable municipals which decreased $1,001,000, or 2.4 percent, and other debt securities which decreased $1,519,000, or 6.1 percent. Equity securities increased $691,000, or 24.7 percent, primarily due to the purchase of $653,000 of stock in the Federal Home Loan Bank. Taxable municipals also increased $470,000, or 18.5 percent. The market value adjustment on securities available for sale increased $1,554,000, or
89.0 percent. Amortized cost and fair values of securities with dollar amounts in thousands are on the following page:

Securities held to maturity:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized    Fair
                              Cost      Gains       Losses      Value
                           ---------  ----------  ----------  --------
U.S. Government and agency
 securities                 $ 25,728    $  304        $110    $ 25,922
State and municipal
 securities:
   Taxable                     3,015        80          22       3,073
   Nontaxable                 40,544     1,561         126      41,979
Corporate securities          16,231       143         142      16,232
Mortgage-backed securities    11,525       191          67      11,649
                            --------    ------        ----    --------
                            $ 97,043    $2,279        $467    $ 98,855
                            --------    ------        ----    --------
                            --------    ------        ----    --------


Securities available for sale:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized    Fair
                              Cost      Gains       Losses      Value
                           ---------  ----------  ----------  --------
U.S. Government and agency
 securities                 $ 71,912    $  650        $276    $ 72,286
Corporate securities           6,720         2          13       6,709
Mortgage-backed securities    33,221        88         512      32,797
                            --------    ------        ----    --------
                             111,853       740         801     111,792
Equity securities              3,490         -         132       3,358
                            --------    ------        ----    --------
                            $115,343    $  740        $933    $115,150
                            --------    ------        ----    --------
                            --------    ------        ----    --------

At June 30, 1995, the security portfolio included $9,674,000 in structured notes, which were comprised of $5,572,000 in multi-coupon step-up notes that have a price volatility comparable to a callable U.S. Government agency of like maturity; $3,502,000 in a capped floating rate note that will mature within one year; and $600,000 in delevered floating notes. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

During the second quarter of 1995, the Corporation transferred $635,000 of securities classified as held to maturity to the available for sale category. These securities were rated as high-risk; and in accordance with the Federal Financial Institutions Examination Council, were redesignated as available for sale. The unrealized loss on these securities at the time of transfer was $42,000. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, these securities will now be accounted for at fair value, and any unrealized gain or loss net of deferred tax effect will be reflected as a separate component of shareholders' equity.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining high credit standards and competitive rates. Loans increased $74,920,000, or 15.6 percent, during the past year. The largest increase was in commercial loans, which increased $27,739,000, or 25.9 percent. Consumer loans increased $24,354,000, or 30.22 percent, and loans secured by real estate increased $19,698,000, or 7.8 percent. All other types of loans also increased, except loans to depository institutions and other loans which decreased $35,000, or 0.3 percent.

Other real estate owned decreased $475,000, or 60.7 percent, from June
30, 1994.

Total deposits have increased $37,329,000, or 5.7 percent, since June 30, 1994. Noninterest-bearing deposits increased $6,676,000, or 7.9 percent, during the past year, while interest-bearing deposits increased $30,653,000, or 5.3 percent, during this period.


SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                              Minimum
                           Requirements     6/30/95        6/30/94
                           ------------     -------        -------
     Tier I capital to
      risk-based assets         4.00%        17.25%         18.44%
     Total capital to
      risk-based assets         8.00%        18.07%         19.32%
     Tangible equity to
      tangible assets           3.00%        11.79%         11.85%




            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)      Date of Meeting

            The Annual Meeting of Shareholders was held April 18,
            1995.

 (b)      List of Directors - N/A

 (c)      Matters Voted Upon

          (1) Two directors, each to serve a term of three years or until their successors shall have been duly elected and qualified, were elected during the Annual Meeting of Shareholders. The results of the vote were:

                 John D. Lippert

                    FOR 2,864,267    WITHHOLD AUTHORITY 8,465

                 Ronald G. Reherman

                    FOR 2,863,215    WITHHOLD AUTHORITY 9,517

          (2) Article V, Section 1, of the Articles of Incorporation was amended to provide for an increase in the number of authorized common shares of Registrant from 5,000,000 to 10,000,000 and to change the par value of $3.33 1/3 per share to without par value. The results of the vote were:

                 FOR 2,804,941   AGAINST 24,579   ABSTAIN 43,212

          (3) The Board of Directors proposed for the approval by the shareholders the appointment of McGladrey & Pullen, LLP, Certified Public Accountants and Consultants as the independent certified public accountants for Registrant and subsidiaries for the fiscal year ending December 31, 1995. The results of the vote ratifying the appointment were:

                 FOR 2,823,144   AGAINST 27,287   ABSTAIN 22,301

 (d)      Settlement - N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits -

            NONE

 (b)      Reports on Form 8-K -

          CURRENT REPORT dated April 13, 1995, for event of
          April 10, 1995, regarding the definitive agreement between the Registrant and First National Bank of Paoli in Indiana.


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



August 10, 1995