Form 10-Q
period 1995-09-30
NATIONAL CITY BANCSHARES INC
filed 1995-11-14
CIK 764241

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995.

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

                                   Yes (X)        No  ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT NOVEMBER 10, 1995
(Common stock,
 $1.00 Stated value)                   4,701,046

                   NATIONAL CITY BANCSHARES, INC.


                                INDEX

                                                            PAGE NO.
                  PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     September 30, 1995, December 31, 1994,
     and September 30, 1994                                       1

Condensed consolidated statements of income-
     three months and nine months ended
     September 30, 1995 and 1994                                  2

Condensed consolidated statements of cash flows-
     nine months ended September 30, 1995 and 1994                3

Notes to condensed consolidated financial statements              6

Management's discussion and analysis of financial
     condition and results of operations                          9


                    PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                      14


                             SIGNATURES                          14

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
             (Dollar Amounts Other Than Share Data in Thousands)

                                          September    December   September
                                                 30          31          30
                                               1995        1994        1994
                                           --------    --------    --------
               ASSETS
Cash and due from banks                    $ 27,937    $ 40,170    $ 31,345
Short-term money market investments           1,701         982         882
Interest-bearing deposits in banks            6,904      13,008      16,479
Securities held to maturity                 111,448     112,300     109,007
Securities available for sale               114,987     136,360     150,529
Federal funds sold                            1,850       3,050       2,350
Loans                                       647,527     575,018     566,786
Less:  Allowance for loan losses              5,274       4,899       4,855
                                           --------    --------    --------
  Loans, net                                642,253     570,119     561,931
Premises and equipment                       14,036      12,489      11,945
Other real estate owned                         439         636         948
Other assets                                 18,304      17,392      16,325
                                           --------    --------    --------
  Total Assets                             $939,859    $906,506    $901,741
                                           --------    --------    --------
                                           --------    --------    --------


               LIABILITIES
Deposits:
  Noninterest-bearing demand               $ 85,965    $ 94,329    $ 83,724
  Interest-bearing savings and time         670,197     670,122     662,690
                                           --------    --------    --------
     Total deposits                         756,162     764,451     746,414
Federal funds purchased and securities
 sold under agreements to repurchase         34,730      25,128      37,685
Notes issued to the U.S. Treasury             3,510       2,675       3,365
Other borrowings                             19,829       3,000       3,000
Other liabilities                             8,839       6,617       6,215
                                           --------    --------    --------
  Total liabilities                         823,070     801,871     796,679
                                           --------    --------    --------

          SHAREHOLDERS' EQUITY
Common stock:                                 4,475      14,730      14,762
               $1.00
           Stated Value  $3.33 1/3 Par Value
           ------------ --------------------
                9/30/95  12/31/94    9/30/94
           ------------ ---------  ---------
 Authorized 10,000,000  5,000,000  5,000,000
 Outstanding 4,474,990  4,419,012  4,428,583
Capital surplus                              49,852      36,867      37,265
Retained earnings                            62,565      55,633      54,664
Unrealized gain (loss) on securities
 available for sale                            (103)     (2,595)     (1,629)
                                           --------    --------    --------
  Total shareholders' equity                116,789     104,635     105,062
                                           --------    --------    --------
  Total Liabilities and
    Shareholders' Equity                   $939,859    $906,506    $901,741
                                           --------    --------    --------
                                           --------    --------    --------


      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                           Three Months        Nine Months
                                              Ended               Ended
                                           September 30        September 30
                                       -----------------   -----------------
                                          1995      1994      1995      1994
                                       -------   -------   -------   -------
INTEREST INCOME
Interest and fees on loans             $14,650   $11,621   $40,974   $32,983
Interest and dividends on securities     3,464     3,634    10,607    10,608
Interest on federal funds sold             182        55       466       423
Interest on deposits in banks              108       229       356       744
Interest on short-term money market
 investments                                33        14        79        82
                                       -------   -------   -------   -------
  Total interest income                 18,437    15,553    52,482    44,840
                                       -------   -------   -------   -------

INTEREST EXPENSE
Interest on deposits                     7,485     5,961    21,291    17,456
Interest on funds borrowed                 669       243     1,424       719
                                       -------   -------   -------   -------
  Total interest expense                 8,154     6,204    22,715    18,175
                                       -------   -------   -------   -------

NET INTEREST INCOME                     10,283     9,349    29,767    26,665
Provision for loan losses                   68        22       115       (19)
                                       -------   -------   -------   -------
 Net interest income after
   provision for loan losses            10,215     9,327    29,652    26,684
                                       -------   -------   -------   -------

NONINTEREST INCOME
Trust income                               387       296     1,147       893
Service charges on deposit accounts        748       544     2,002     1,634
Security gains (losses)                     23         1        25      (176)
Other                                      622       613     1,855     1,602
                                       -------   -------   -------   -------
  Total noninterest income               1,780     1,454     5,029     3,953
                                       -------   -------   -------   -------

NONINTEREST EXPENSE
Salaries and employee benefits           4,002     3,528    11,178    10,426
Premises and equipment                     922       937     2,765     2,872
Assessments of the FDIC                      3       425       885     1,317
Other                                    1,400     1,454     4,862     4,572
                                       -------   -------   -------   -------
  Total noninterest expense              6,327     6,344    19,690    19,187
                                       -------   -------   -------   -------

  Income before income taxes             5,668     4,437    14,991    11,450
Income taxes                             2,024     1,548     5,266     3,856
                                       -------   -------   -------   -------

NET INCOME                             $ 3,644   $ 2,889   $ 9,725   $ 7,594
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------

Earnings per common share                $0.81     $0.65     $2.19     $1.70
Weighted average shares outstanding  4,475,089 4,434,991 4,439,425 4,465,982



      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
                                                        -------------------
                                                            1995       1994
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  9,725   $  7,594
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                          1,034      2,140
     Depreciation                                          1,204      1,226
     Provision for loan losses                               115        (19)
     Write-down of other real estate owned                    61         30
     Securities losses (gains)                               (25)       176
     (Gain) on sale of premises and equipment                (30)      (125)
     (Gain) loss on sale of other real estate owned           46        (26)
     Gain (loss) on sale of subsidiary                      (206)        (7)
     Increase (decrease) in deferred taxes                    95       (213)

  Changes in assets and liabilities:
     (Increase) decrease in income earned
      but not collected                                      (47)      (212)
     (Increase) decrease in other assets                      38       (905)
     Increase (decrease) in accrued interest payable         615        (63)
     Increase (decrease) in other liabilities                420      1,002
                                                        --------   --------
       Net cash flows provided by operating activities    13,045     10,598
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net (increase) decrease in interest-bearing
   deposits in banks                                       6,503     10,706
  Proceeds from matured securities held to maturity       17,688     36,872
  Proceeds from matured securities available for sale     33,130     47,796
  Proceeds from sales of securities available for sale         -      1,999
  Purchases of securities held to maturity               (14,019)   (34,729)
  Purchases of securities available for sale              (7,609)   (71,160)
  (Increase) decrease in federal funds sold                3,175     44,874
  (Increase) decrease in loans made to customers         (61,457)   (50,896)
  Capital expenditures                                    (2,521)      (943)
  Proceeds from sale of other real estate owned              376        482
  Proceeds from sale of premises and equipment                59        167
  Purchase of subsidiary, net of cash and due from banks    (309)         -
  Cash transferred to buyer in sale of subsidiary        (10,370)       (57)
                                                        --------   --------
    Net cash flows provided by (used in)
     investing activities                                (35,354)   (14,889)
                                                        --------   --------

                          (Continued on next page)

      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
                                                        -------------------
                                                            1995       1994
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   $(14,133)  $(14,315)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                                9,602     20,907
  Net proceeds (payments) in notes issued to
   the U.S. Treasury                                         835     (2,028)
  Increase in other borrowings                            16,836          -
  Payments on other borrowings                                (7)      (210)
  Dividends paid                                          (2,613)    (2,652)
  Repurchase of common stock                                (520)    (3,388)
  Sale of common stock                                       795        566
                                                        --------   --------
    Net cash flows provided by (used in)
     financing activities                                 10,795     (1,120)
                                                        --------   --------
    Net increase (decrease) in cash and due from banks   (11,514)    (5,411)

    Cash and cash equivalents at beginning of period      41,152     37,638
                                                        --------   --------
    Cash and cash equivalents at end of period          $ 29,638   $ 32,227
                                                        --------   --------
                                                        --------   --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                             $22,100    $18,238
    Income taxes                                           4,517      3,900

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES

  Change in allowance for unrealized gain
   (loss) on securities available for sale                $4,037    $ 3,397
  Increase (decrease) in deferred taxes
   attributable to securities available for sale           1,545      1,300
  Employee Stock Ownership Plan obligation
   guaranty note payment                                       -        541
  Other real estate acquired in settlement of loans          252        375
  Transfer from other real estate owned to other assets        7          -
  Transfer from premises and equipment to other
   real estate owned                                          41          -
  Dividends declared not yet paid                            985        807


                          (Continued on next page)


       The accompanying notes are an integral part of these statements

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
                                                        -------------------
                                                            1995       1994
                                                        --------   --------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES (Continued)
 Sale of subsidiary:
   Loan receivable                                                    $(300)
                                                                      -----
                                                                      -----
   Assets disposed of, principally intangible
    assets, premises and equipment, and cash                           (336)
   Liabilities assumed by buyer, principally
    accounts payable                                                     43
   Gain on sale of subsidiary                                            (7)
                                                                      -----
                                                                      $(300)
                                                                      -----

 Purchase of subsidiary:
   Purchase price                                       $    896
                                                        --------
                                                        --------
   Assets acquired:
    Cash and due from banks                             $    587
    Interest-bearing deposits in banks                       399
    Securities                                             3,753
    Federal funds sold                                     1,975
    Loans                                                 11,069
    Premises and equipment                                   354
    Income earned but not collected                          146
    Other assets                                           1,963
   Liabilities assumed:
    Deposits                                             (16,742)
    Accrued interest payable                                 (92)
    Deferred taxes payable                                   (25)
    Other liabilities                                        (49)
   Common stock issued                                    (2,442)
                                                        --------
   Accounts payable                                     $    896
                                                        --------
                                                        --------

 Sale of branch:
   Cash paid                                             $10,244
                                                         -------
                                                         -------
   Assets disposed:
     Cash                                                   (126)
     Loans                                                   (25)
     Premises and equipment                                  (33)
     Other assets                                           (266)
   Liabilities assumed by buyer:
     Deposits                                             10,898
     Other liabilities                                         2
   Gain on sale of branch                                   (206)
                                                         -------
                                                         $10,244
                                                         -------
                                                         -------

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

                                          9/30/95        12/31/94
                                        -----------    -----------
     Standby letters of credit          $16,767,000    $16,839,000
     Commitments to extend credit       $81,552,000    $83,437,000


NOTE 3

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

NOTE 4

On June 29, 1995, the Corporation issued 55,509 shares of its common stock in exchange for all of the outstanding preferred stock and $847,000 in exchange for all of the common stock of First National Bank of Paoli, an $18 million bank located in Paoli, Indiana. At consummation of the merger, First National Bank of Paoli was merged with and became a branch of The Bank of Mitchell, a wholly-owned subsidiary of the Corporation. This acquisition was accounted for using the purchase method, and the results of operations of First National Bank of Paoli since the acquisition have been included in the consolidated financial statements. The excess of the acquisition cost over the fair value of net assets acquired in the amount of $1,969,000 will be amortized over 15 years using the straight-line method.

On June 30, 1995, the Corporation issued 263,996 shares of its common stock in exchange for all of the outstanding common stock of White County Bank, Carmi, Illinois. At consummation of the merger, White County Bank became a wholly-owned subsidiary of the Corporation.

On August 31, 1995, the Corporation issued 496,874 shares of its common stock in exchange for all of the outstanding common stock of United Financial Bancorp, Inc., parent corporation of United Federal Savings Bank located in Vincennes, Indiana and which was the parent of UniFed, Inc., providing financial services and property and casualty insurance. At consummation of the merger, United Financial Bancorp, Inc. was merged with and into the Corporation. United Federal Savings Bank is operated as a wholly-owned subsidiary of the Corporation. UniFed, Inc. is operated as a wholly-owned subsidiary of Pike County Bank, which is a wholly-owned subsidiary of the Corporation.

Both the White County Bank and the United Financial Bancorp, Inc. acquisitions were accounted for using the pooling-of-interests method. Accordingly, the Corporation's financial statements and financial data have been retroactively restated to include the accounts and operations of White County Bank and United Financial Bancorp, Inc.
for all periods presented. Certain reclassifications have been made to White County Bank and United Financial Bancorp, Inc.'s historical financial statements to conform to the Corporation's presentation.

Assets, loans, deposits, interest income, net interest income, and net income of the Registrant (NCBE), White County Bank (WCB), and United Financial Bancorp, Inc. (UFB) for the periods prior to the acquisition are shown in the following table. Due to the elimination of intercompany transactions, the historical data may not aggregate to the combined amounts. Dollar amounts other than share data are shown in thousands.

                                                                NCBE
                           NCBE          WCB         UFB     Combined
                           ----          ---         ---     --------
September 30, 1995:
-------------------
 Loans, net of
  unearned income        $548,295     $25,868    $ 73,364    $647,527
 Deposits                 613,222      54,835      88,950     756,162
 Assets                   771,547      63,823     108,717     939,859

December 31, 1994:
------------------
 Loans, net of
  unearned income        $483,592     $22,551    $ 68,874    $575,018
 Deposits                 615,968      57,596      90,948     764,451
 Assets                   731,764      64,680     110,103     906,506

September 30, 1994:
-------------------
 Loans, net of
  unearned income        $478,673     $22,271    $ 65,842     $566,786
 Deposits                 595,312      59,370      91,794      746,414
 Assets                   724,010      66,637     111,202      901,764

Nine months ended
 September 30, 1995:
 -------------------
 Interest income          $43,299      $3,214      $6,039     $52,482
 Interest expense          17,755       1,516       3,513      22,715
 Net interest income       25,544       1,698       2,525      29,767
 Provision for
  loan loss                   101          (4)         18         115
 Net income                 8,454         424         870       9,725
 Earnings per share          2.30       44.24        1.90        2.19


Nine months ended
 September 30, 1994:
 -------------------
 Interest income          $36,241      $3,037      $5,562     $44,840
 Interest expense          13,535       1,347       3,293      18,175
 Net interest income       22,706       1,690       2,269      26,665
 Provision for
  loan loss                   (37)          -          18         (19)
 Net income                 6,786         331         477       7,594
 Earnings per share          1.83       34.48        1.09        1.70


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended September 30, 1995, was $3,644,000, or $0.81 per share, compared to $2,889,000, or $0.65 per share, for the third quarter of 1994. This is an increase of $755,000, or 26.1 percent, in net income. For the first nine months of 1995, net income was $9,725,000, or $2.19 per share, compared to $7,594,000, or $1.70 per share, for the first nine months of 1994, an increase of $2,131,000, or 28.1 percent in net income. The weighted average number of shares outstanding was 4,475,089 and 4,439,425 for the three and nine months, respectively, ended September 30, 1995, compared to 4,434,991 and 4,465,982 during the like periods last year. Stock has been repurchased by the Corporation for the dividend reinvestment program and during 1994 for the stock repurchase program approved March 15, 1994.


NET INTEREST INCOME

Net interest income in the third quarter of 1995 increased $933,000, or 9.6 percent, on a tax equivalent basis, from the year-ago quarter. For the first nine months of 1995, net interest income increased $3,150,000, or 11.4 percent, on a tax equivalent basis, from the same period last year. Average earning assets were $891 million and $838 million, an increase of $53 million, or 6.3 percent, during the third quarters of 1995 and 1994, respectively. For the first nine months of 1995 and 1994, average earning assets were $864 million and $835 million, respectively. Average federal funds sold increased $7 million, or 140.0 percent, for the quarter. Average interest-bearing deposits in banks decreased $10 million or 50.0 percent for the quarter. Loans increased an average of $87 million, or 15.8 percent, for the quarter.

The increased net interest income was due to a change in the mix of average earning assets. Total interest income increased $7,240,000, or 15.8 percent, on a tax equivalent basis, during the first nine months of 1995 from the same period of 1994, compared to a $4,540,000, or 25.0 percent increase in total interest expense. The increase in interest income resulted from higher rates of interest earned and a change in the mix and total of average earning assets.

The net interest margin increased to 4.74 percent for the third quarter of 1995, compared to 4.60 percent during the year-ago quarter and to 4.78 percent for the first nine months of 1995 from 4.44 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        9/30/95           9/30/94
                                     ----------        ----------
  Nonaccrual loans                   $1,273,000        $1,400,000
  Restructured loans                    146,000           233,000
  90 days past due loans                622,000           727,000
                                     ----------        ----------
     Total underperforming loans      2,041,000         2,360,000
  Other real estate held                439,000           948,000
                                     ----------        ----------
     Total underperforming assets    $2,480,000        $3,308,000
                                     ----------        ----------
                                     ----------        ----------

Past due 90 days or more, nonaccrual, and renegotiated loans have decreased from 0.4 percent of total loans at September 30, 1994, to
0.3 percent as of September 30, 1995.  Of the loans in this category,
60.5 and 70.3 percent were secured by real estate at September 30, 1995 and 1994, respectively. Potential problem loans, other than underperforming loans, amounted to $26,326,000 at September 30, 1995 and $22,913,000 at September 30, 1994.


ALLOWANCE FOR LOAN LOSSES

Net recoveries amounted to $26,000 during the third quarter of 1995 and $120,000 during the first nine months of 1995, compared to $23,000 and $117,000 in the year-earlier periods.

The provision for loan losses during the first nine months of 1995 was $115,000, compared to a negative $19,000 from the comparable year-ago period. The provision is based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of September 30, 1995, management considered the allowance for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the third quarter of 1995 increased $326,000, or 22.4 percent, and for the first nine months of 1995 increased $1,076,000, or 27.2 percent from the year-ago periods. Trust income increased $254,000 or 28.4 percent, and service charges on deposit accounts increased $368,000, or 22.5 percent, from the year ago period due to changes in fee schedules. Net security gains were $25,000 for the first nine months of 1995, compared to net security losses of $176,000 for the same period 1994. The losses in 1994 were mainly due to a permanent write-down on an interest-only bond. Other noninterest income increased $253,000, or 15.8 percent, during 1995. This increase was mainly due to a $206,000 gain on the sale of a branch of The National City Bank of Evansville and a refund from prior years' Indiana Franchise tax in the amount of $115,000.

NONINTEREST EXPENSE

Noninterest expense decreased $17,000, or 0.3 percent and increased $503,000 or 2.6 percent in the third quarter and the first nine months of 1995, respectively. Salaries and employee benefits increased $474,000, or 13.4 percent for the third quarter and $752,000, or 7.2 percent for the first nine months of 1995. Expenses of premises and equipment decreased $15,000, or 1.6 percent for the third quarter and $107,000, or 3.7 percent, during 1995. The cost of Federal Deposit Insurance decreased $422,000, or 99.3 percent, for the quarter and $432,000, or 32.8 percent for the first nine months of 1995. This is due to a $431,000 refund from the FDIC. Other items in this category increased $290,000, or 6.3 percent, primarily due to acquisition expenses.


FINANCIAL POSITION ANALYSIS

Cash and due from banks decreased $3,408,000, or 10.9 percent, and interest-bearing deposits in banks decreased $9,575,000, or 58.1 percent, during the past year. Short-term money market investments increased $819,000, or 92.9 percent, and federal funds sold decreased $500,000, or 21.3 percent.

Securities decreased $33,101,000, or 12.8 percent, during the past year. The largest decrease was in U.S. Government Agencies which decreased $24,138,000, or 17.3 percent. U.S. Treasury securities decreased $8,455,000, or 17.4 percent. Corporate and mortgage-backed securities decreased $3,717,000, or 14.5 percent, and nontaxable municipals decreased $376,000, or 0.9 percent. Increases were noted in taxable municipals, of $470,000, or 18.5 percent, and in equity securities of $669,000, or 18.2 percent. The increase in equity securities was primarily due to the purchase of $653,000 of stock in the Federal Home Loan Bank. The market value adjustment on securities available for sale increased $2,446,000, or 93.5 percent. Amortized cost and fair values of securities with dollar amounts in thousands are on the following page:

Securities held to maturity:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized     Fair
                              Cost      Gains       Losses      Value
                           ---------  ----------  ----------  --------
U. S. Government and
 agency securities         $ 30,909    $  338        $162     $ 31,085
State and municipal
 securities:
   Taxable                    3,015        86          20        3,081
   Nontaxable                41,908     2,010          34       43,884
Corporate securities         15,955       172         102       16,025
Mortgage-backed
 securities                  19,661       217          81       19,797
                           --------    ------        ----     --------
                           $111,448    $2,823        $399     $113,872
                           --------    ------        ----     --------
                           --------    ------        ----     --------

Securities available for sale:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized     Fair
                              Cost      Gains       Losses      Value
                           ---------  ----------  ----------  --------
U.S. Government and
 agency securities         $ 70,140      $553        $218     $ 70,475
Corporate securities          5,655         4           7        5,652
Mortgage-backed
 securities                  35,014       115         472       34,657
                           --------      ----        ----     --------
                            110,809       672         697      110,784
Equity securities             4,349         -         146        4,203
                           --------      ----        ----     --------
                           $115,158      $672        $843     $114,987
                           --------      ----        ----     --------
                           --------      ----        ----     --------

At September 30, 1995, the security portfolio included $8,262,000 in structured notes, which were comprised of $3,860,000 in multi-coupon step-up notes that have a price volatility comparable to a callable U.S. Government agency of like maturity; $3,502,000 in capped floating rate notes; $600,000 in delevered floating notes; and a $300,000 ratchet capped floater. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

During the second quarter of 1995, the Corporation transferred $635,000 of securities classified as held to maturity to the available for sale category. These securities were rated as high-risk; and in accordance with the Federal Financial Institutions Examination Council, were redesignated as available for sale. The unrealized loss on these securities at the time of transfer was $42,000. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, these securities are now accounted for at fair value, and any unrealized gain or loss net of deferred tax effect is reflected as a separate component of shareholders' equity.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining high credit standards and competitive rates. Loans increased $80,741,000, or 14.2 percent, during the past year. All types of loans increased with the largest increase being in commercial loans which increased $34,793,000, or 32.9 percent. Loans secured by real estate increased $27,606,000, or 8.9 percent; and consumer loans increased $24,754,000, or 26.0 percent. Lease financing increased to $6,447,000 up from $437,000 at September 30, 1994; and agricultural loans increased $1,495,000, or 5.1 percent.
All other loans, decreased $13,917,000, or 56.0 percent.

Other real estate owned decreased $509,000, or 53.7 percent, from September 30, 1994.

Total deposits have increased $9,748,000, or 1.3 percent, since
September 30, 1994. Interest-bearing deposits increased $7,507,000, or 1.1 percent, during the past year, while noninterest-bearing deposits increased $2,241,000, or 2.7 percent.


SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                              Minimum
                           Requirements     9/30/95        9/30/94
                           ------------     -------        -------
     Tier I capital to
      risk-based assets         4.00%        17.40%         16.74%
     Total capital to
      risk-based assets         8.00%        18.20%         17.56%
     Tangible equity to
      tangible assets           3.00%        12.17%         11.53%


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits -

               NONE

 (b)      Reports on Form 8-K -

               CURRENT REPORT dated July 7, 1995, for events of June 29, 1995, regarding the acquisition of First National Bank of Paoli, in Paoli, Indiana and White County Bank, Carmi, Illinois, on June 30, 1995.

               CURRENT REPORT dated September 5, 1995, for event of August 31, 1995, regarding the acquisition of United Financial Bancorp, Inc., in Vincennes, Indiana.


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



November 14, 1995