Form 10-K
period 1995-12-31
NATIONAL CITY BANCSHARES INC
filed 1996-03-22
CIK 764241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995

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

                        COMMON STOCK, $1.00 STATED VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the closing sales price of February 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $231,150,938.

The number of shares outstanding of the registrant's common stock, $1.00 stated value was 4,611,137 at February 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995. (Part I, Part II, and Part IV)

(2) Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held April 16, 1996. (Part III)


                       Exhibit Index appears on page 22.

                         NATIONAL CITY BANCSHARES, INC.
                          1995 FORM 10-K ANNUAL REPORT

                               Table of contents

                                                                  PAGE
                                                                NUMBER

                                     PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . .    4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .   14
Item  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .   14
Item  4.  Submission of Matters to a Vote of Security Holders  .   14


                                    PART II

Item  5.  Market for Registrant's Common Equity and Related
          Shareholder Matters  . . . . . . . . . . . . . . . . .   15
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . .   15
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . .   15
Item  8.  Financial Statements and Supplementary Data  . . . . .   15
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure  . . . . . . . . .   15


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . .   16
Item 11.  Executive Compensation . . . . . . . . . . . . . . . .   18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . .   18
Item 13.  Certain Relationships and Related Transactions . . . .   18


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . . . .   19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                                   FORM 10-K
                         NATIONAL CITY BANCSHARES, INC.
                               December 31, 1995


                                     PART I


ITEM  1.   BUSINESS

National City Bancshares, Inc., (hereinafter referred to as the "Corporation"), is an Indiana Corporation organized in 1985 to engage in the business of a bank holding company. Based in Evansville, Indiana, the Corporation has eleven wholly owned subsidiaries, including nine commercial banks and one savings bank serving twenty-three communities with a total of thirty-two banking centers, one leasing corporation, and one insurance agency (which is a subsidiary of a subsidiary bank). Each subsidiary, its locations, number of offices, year founded, and date of merger is shown below.


Subsidiary                          Number of  Year      Date of
Principal and Other Cities           Offices  Founded    Merger
The National City Bank of Evansville    9      1850   May 6, 1985
Evansville and Newburgh, Indiana
The Peoples National Bank of Grayville  1      1937   May 16, 1988
Grayville, Illinois
The Farmers and Merchants Bank          1      1896   January 30, 1989
Fort Branch, Indiana
First Kentucky Bank                     4      1916   November 30, 1990
Sturgis, Morganfield, and
Poole, Kentucky
Lincolnland Bank                        5      1904   December 17, 1993
Dale, Chrisney, Grandview,
Hatfield, and Rockport, Indiana
The Bank of Mitchell                    4      1882   December 17, 1993
Mitchell, Bedford, and Paoli, Indiana
Pike County Bank                        3      1900   December 17, 1993
Petersburg, Arthur, and
Spurgeon, Indiana
The State Bank of Washington            2      1910   December 17, 1993
Washington and Odon, Indiana
White County Bank                       1      1904   June 30, 1995
Carmi, Illinois
United Federal Savings Bank             2      1890   August 31, 1995
Vincennes and Princeton, Indiana
NCBE Leasing Corp.                      1      1994   November 1, 1994
Evansville, Indiana
UniFed, Inc.                            3      1980   August 31, 1995
Petersburg, Princeton, and
Vincennes, Indiana

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

UniFed, Inc., a wholly owned nonbank subsidiary of Pike County Bank (which is a wholly owned subsidiary of the Corporation), operates as an insurance agency offering various insurance products through several insurance companies or underwriters and sells the following types of insurance: casualty, property, homeowners, business, and automobile.

At December 31, 1995, the Corporation and its subsidiaries had 445 full-time equivalent employees. The subsidiaries provide a wide range of employee benefits and consider employee relations to be excellent.

COMPETITION

The Corporation has active competition in all areas in which it presently engages in business. Each subsidiary bank competes for commercial and individual deposits and loans with commercial banks, savings and loan associations, credit unions connected with local businesses, and other non-banking institutions. The Corporation's leasing company competes with bank and nonbank leasing companies as well as finance subsidiaries of major equipment vendors.

FOREIGN OPERATIONS

The Corporation and its subsidiaries have no foreign branches or significant business with foreign obligers or depositors.

REGULATION AND SUPERVISION

The following is a summary of certain statutes and regulations affecting the Corporation and its subsidiaries. This summary is qualified in its entirety by such statutes and regulations.

The Corporation

The Corporation is a registered bank holding company under the Bank Holding Company Act as amended ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve Board ("FRB"). A bank holding company is required to file with the FRB quarterly reports and other information regarding its business operations and those of its subsidiaries. A bank holding company and its subsidiary banks are also subject to examination by the FRB.

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank or bank holding company. Bank holding companies are also prohibited from acquiring shares of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. However, the BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of a bank holding company.

In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the FRB considers whether the performance of any such activity by a subsidiary of the holding company reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as over concentration of resources, decrease of competition, conflicts of interest, or unsound banking practices.

Bank holding companies are restricted in, and subject to, limitations regarding transactions with subsidiaries and other affiliates.

In addition, bank holding companies and their subsidiaries are prohibited from engaging in certain "tie in" arrangements in connection with any extensions of credit, leases, sales of property or furnishing of services.

In connection with its acquisition of United Federal Savings Bank ("UFSB"), the Corporation became subject to supervision and regulation by the Office of Thrift Supervision ("OTS"), as a registered thrift holding company under the provision of the Home Owners Loan Act. The OTS has regulatory and supervisory jurisdiction over UFSB as well as the Corporation.

Subsidiaries of the Corporation

The Corporation operates two national banks, The National City Bank of Evansville and The Peoples National Bank of Grayville. As national banks, these banks are supervised and regulated by the Comptroller of the Currency ("OCC"), and subject to laws and regulations applicable to national banks.

In addition to its national bank subsidiaries, the Corporation operates five Indiana state chartered banks; The Farmers and Merchants Bank, Lincolnland Bank, The Bank of Mitchell, Pike County Bank, and The State Bank of Washington; a Kentucky state chartered bank, First Kentucky Bank; and an Illinois state chartered bank, White County Bank. As state banks, they are supervised and regulated by their state banking supervisor and the Federal Deposit Insurance Corporation ("FDIC") as their primary federal banking regulatory agency.

Finally, the Corporation operates a federal savings bank, United Federal Savings Bank, which is supervised and regulated by the OTS.

Capital

The FRB, OCC, OTS, and FDIC require banks and holding companies to maintain minimum capital ratios.

The FRB has adopted final "risk-adjusted" capital guidelines for bank holding companies. The new guidelines became fully implemented as of December 31, 1992. The OCC, OTS, and FDIC have adopted substantially similar risk-based capital guidelines. These ratios involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Corporation's capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain goodwill items ("Tier I Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, or a limited amount of loan loss reserves.

In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of 3% Tier 1 Capital (as defined for purposes of the year-end 1992 risk-based capital guidelines) to total assets. The FRB has indicated, however, that banking organizations that are experiencing or anticipating significant growth, are expected to maintain capital ratios well in excess of the minimum levels.

Regulatory authorities may increase such minimum requirements for all banks and bank holding companies or for specified banks or bank holding companies. Increases in the minimum required ratios could adversely affect the Corporation and the subsidiary banks, including the ability to pay dividends.

Additional Regulation

The Corporation's banks are also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Corporation's banks are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Dividend Regulation

The ability of the Corporation to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Corporation's banks. Generally, the Corporation's banks may not declare a dividend, without the approval of the appropriate federal and state regulatory agencies if the total of dividends declared by such subsidiary bank in a calendar year exceeds the total of its net profits for that year combined with its retained profits of the preceding two years.

Government Policies and Legislation

The policies of regulatory authorities, including the FRB, OCC, FDIC, OTS and the Depository Institutions Deregulation Committee, have had a significant effect on the operating results of commercial banks and thrifts in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.

The United States Congress has periodically considered and adopted legislation which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Corporation or the Corporation's banks.

In addition to the relaxation or elimination of geographic restrictions on banks and bank holding companies, a number of regulatory and legislative initiatives have the potential for eliminating many of the product line barriers presently separating the services offered by commercial banks from those offered by nonbanking institutions. For example, Congress recently has considered legislation which would expand the scope of permissible business activities for bank holding companies (and in some cases banks) to include securities underwriting, insurance services, and various real estate related activities as well as allowing interstate branching.

Deposit Insurance

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted in 1991. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Corporation and each of the Corporation's banks currently exceed the regulatory definition of a "well capitalized" financial institution.

The FRB, OCC, OTS, and FDIC have adopted regulations to implement the prompt corrective action provisions of FDICIA, effective December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 Capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital of 4% or greater, and (generally) a Tier 1 leverage capital ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized", make any payment of principal or interest on their subordinated debt.

As an FDIC-insured institution, each of the Corporation's banks is required to pay deposit insurance premium assessments to the FDIC. Pursuant to FDICIA, the FDIC adopted a transitional risk-based assessment system, effective January 1, 1993, under which all insured depository institutions were placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semiannual assessment period.

On June 17, 1993, the FDIC issued regulations establishing a permanent risk-based assessment system. These regulations took effect October 1, 1993, and were first used to determine assessments for the assessment period commencing January 1, 1994. Although the FDIC previously requested comments on whether the range of risk-based premiums should be expanded so that institutions posing the least risk to the deposit insurance funds would pay less than .23% of deposits and institutions posing the highest risk would pay more than .31% of deposits, the FDIC did not change the premium range and the permanent risk-based assessment system adopted by the FDIC is substantially the same as the transitional system. During 1994, the Corporation's banks were assessed at the rate of .23% of deposits under the transitional assessment system.

Effective July 1, 1995, the FDIC implemented a change to the insurance premium rates charged by the Bank Insurance Fund (BIF) and reduced the rates charged to those institutions posing the least risk to the deposit insurance fund to .04% of deposits. Effective January 1, 1996, the FDIC further reduced the BIF rates applicable to those institutions posing the least risk to the deposit insurance fund to a flat fee of $2,000, regardless of the amount of deposits of such institution. In institutions posing the least risk, deposits continue to be insured by Savings Association Insurance Fund (SAIF) at the rate of .23% of deposits. The Corporation's banking and thrift subsidiaries are all insured by the BIF and SAIF at the lowest premium rates charged.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Corporation is not aware of any activity or condition that could result in termination of the deposit insurance of the Corporation's banks.

Recent Legislation

On September 29, 1994, the Reigle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law. This Interstate Act effectively permits nationwide banking. The Interstate Act provides that one year after enactment, adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisitions by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the FRB may not be granted for a proposed interstate acquisition if after the acquisition, the acquiror on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions. States are not allowed to opt-out of interstate banking.

Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997, provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

Effective one year after enactment, the Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans, and receiving payments on loans and other obligations. A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured savings associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or savings association may not conduct any activity as an agent which such institution is prohibited from conducting as principal. If an interstate bank decides to close a branch located in a low or moderate income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies are directed to implement regulations prohibiting interstate branches from being used as "deposit production offices". The regulations to implement its provisions are due by June 1, 1997. The regulations must include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in that state.

When the interstate banking provisions become effective in one year, the Corporation will have enhanced opportunities to acquire banks in any state subject to approval by the appropriate federal and state regulatory agencies. When the interstate branching provisions become effective in June 1997, the Corporation will have the opportunity to consolidate its affiliate banks to create one legal entity with branches in more than one state should management decide to do so, or to establish branches in different states, subject to any state opt-out provisions. The agency authority permitting the Corporation's affiliate banks to act as agents for each other in accepting deposits or servicing loans should make it more convenient for customers of one of the Corporation's bank to transact their banking business at a Corporation's affiliate in another state provided that operations are in place to facilitate these out-of-state transactions.

On November 18, 1993, the FDIC, together with the FRB, OCC, and OTS, published for comment proposed rules implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The proposal would establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the standards set forth in the proposal consist of the goals to be achieved in each area, and each institution would be responsible for establishing its own procedures to achieve those goals. Additionally, the proposal would establish a maximum permissible ratio of classified assets to capital and a minimum required earnings ratio. If an institution failed to comply with any of the standards set forth in the proposal, the institution would be required to submit to its primary federal regulator a plan for achieving and maintaining compliance. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. Based upon a review of the proposal, management of the Corporation believes that the proposal, if adopted in substantially the form proposed, will not have a material adverse effect on the Corporation.

On May 17, 1995, the FDIC, together with the FRB, OCC, and OTS issued new regulations under the Community Reinvestment Act ("CRA"). Under the regulations, an institution's performance in meeting the credit needs of its entire community, including low and moderate income areas, as required by the CRA, are evaluated under three tests: the "lending test", which considers the extent to which the institution makes loans in the low and moderate income areas of its market; the "service test," which considers the extent to which the institution makes branches accessible to low and moderate income areas of its market and provides other services that promote credit availability; and the "investment test", considers the extent to which the institution invests in community and economic development activities.

Proposed Legislation

In addition to the above, there have been proposed a number of legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system. It is impossible to predict whether or in what form these proposals may be adopted in the future, and if adopted, what their effect would be on the Corporation.

STATISTICAL DISCLOSURE

The statistical disclosure on the Corporation and its subsidiaries, on a consolidated basis, included on pages 1, 4 through 14 and 33 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995, is hereby incorporated by reference herein.

ITEM  2.   PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 1995, was $14,739,000. The Corporation's offices are located in a building owned by The National City Bank of Evansville (hereinafter referred to as the Bank), in which the Bank's main office is located. The main office of the Bank is located at 227 Main Street in downtown Evansville, Indiana. This building is owned in fee by the Bank. The other subsidiary banks, all branches, the leasing company, and the insurance company are located on premises either owned or leased. None of the property is subject to any major encumbrance. The National City Bank of Evansville committed in 1995 to build an addition to its main office to be completed in 1997 with an approximate cost of $6,000,000. It is anticipated that the project will be financed internally. There are no other material commitments for capital expenditures.


ITEM  3.   LEGAL PROCEEDINGS

None


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II


ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS

Pages 1 and 33 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995, is hereby incorporated by reference herein. Dividends are restricted by earnings and the need to maintain adequate capital. Management intends to continue its current dividend policy subject to these restrictions.


ITEM  6.   SELECTED FINANCIAL DATA

Page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995, is hereby incorporated by reference herein.


ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

Pages 1, 4 through 14, and 33 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995, are incorporated by reference herein.


ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 15 through 29 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995, are incorporated by reference herein.


ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)   Directors of the Corporation

This information under the heading "Election of Directors and Information with Respect to Directors and Officers" on pages 3 to 5 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 16, 1996, is hereby incorporated by reference herein.

     (b)   Executive Officers of the Corporation

The Executive Officers of the Corporation, some of whom are also Executive Officers of The National City Bank of Evansville (hereinafter referred to as the "Bank") are as follows:

NAME                     AGE      OFFICE AND BUSINESS EXPERIENCE
John D. Lippert           62      Chairman of the Board and Chief Executive
                                  Officer of the Corporation since 1992.
                                  President of the Corporation from 1985 to
                                  1993.  Director of the Corporation since
                                  1985.  Chairman of the Board of the Bank from
                                  1992 to January 1996.  Chief Executive Officer
                                  of the Bank from 1989 to January 1996.
                                  President of the Bank from 1984 to 1993 and a
                                  Director since 1981.

Robert A. Keil            52      President and Director of the Corporation
                                  since 1993.  Executive Vice President of the
                                  Corporation from 1991 to 1993.  Assistant
                                  Secretary and Assistant Treasurer of the
                                  Corporation from 1985 to 1993.  Executive Vice
                                  President of the Bank from 1991 to 1993 and
                                  Senior Vice President from 1987 to 1991.

NAME                     AGE      OFFICE AND BUSINESS EXPERIENCE
Benjamin W. Bloodworth    60      Executive Vice President and Assistant
                                  Secretary and Assistant Treasurer of the
                                  Corporation since 1993. Senior Vice
                                  President of the Corporation from 1989 to
                                  1993.  Executive Vice President of the Bank
                                  from 1991 to January 1996.  Senior Vice
                                  President of the Bank from 1980 to 1991.
                                  Director of The Peoples National Bank of
                                  Grayville from 1988 to 1994 and from 1995 to
                                  present.  Director of White County Bank from
                                  1995 to present. Director of The Farmers and
                                  Merchants Bank from 1989 to 1993.  Director of
                                  Lincolnland Bank since 1994. Director of The
                                  State Bank of Washington from 1994 to 1995.

Michael F. Elliott        44      Executive Vice President of the Corporation
                                  since 1993.  Director of the Corporation since
                                  1994.  Chairman of the Board of the Bank
                                  since January 1996.  President of the Bank
                                  from 1994 to January 1996.  Chief Executive
                                  Officer and Director of the Bank since 1994.
                                  Chairman of the Board of The State Bank of
                                  Washington since 1989, Chief Executive Officer
                                  and Director of The State Bank of Washington
                                  from 1982 to 1994.  Chairman of the Board from
                                  1990 to December 1993 and President and Chief
                                  Executive Officer from 1988 to December 1993
                                  of Sure Financial Corporation.

Harold A. Mann            57      Secretary and Treasurer of the Corporation
                                  since 1985.  Senior Vice President and
                                  Controller of the Bank from 1984 to 1995.
                                  Director of Poole Deposit Bank from 1986 to
                                  1990 and for 1994.

Nancy G. Epperson         51      Human Resources Director for the Corporation
                                  since 1994.  Personnel Director of the Bank
                                  from 1985 to 1995.

NAME                     AGE      OFFICE AND BUSINESS EXPERIENCE
Byron W. Jett            53       Senior Vice President of the Corporation
                                  since 1995.  Senior Vice President of
                                  the Bank from 1994 to 1995 and Vice
                                  President of the Bank from 1984 to 1994.

N. Ann Cavis             50       Senior Vice President of the Corporation
                                  since 1995.  Senior Vice President of the Bank
                                  since 1995.  Vice President of the Bank
                                  from 1991 to 1995.


ITEM 11.   EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" on pages 7 through 12 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 16, 1996, is hereby incorporated by reference herein.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" on pages 1 through 3 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 16, 1996, is hereby incorporated by reference herein.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" on page 13 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 16, 1996, is hereby incorporated by reference herein.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries, included on pages 15 through 29 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995, are hereby incorporated by reference:

     Independent Auditor's Report
     Consolidated Statements of Financial Position, at
       December 31, 1995 and 1994
     Consolidated Statements of Income, for years ended
       December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows, for years ended
       December 31, 1995, 1994 and 1993
     Consolidated Statements of Shareholders' Equity,
       for years ended December 31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or related notes.

EXHIBITS

The following exhibits are submitted herewith or incorporated by reference:

  3(i)    Articles of Incorporation, as amended
 13       Annual Report to Shareholders for the year ended
            December 31, 1995
 21       Subsidiaries of the Registrant
 23       Consent of McGladrey & Pullen, LLP

REPORTS ON FORM 8-K

CURRENT REPORT dated October 25, 1995, for event of October 18, 1995, regarding the five percent stock dividend and an increase in the cash dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                                        NATIONAL CITY BANCSHARES, INC.



                                     By /s/ JOHN D. LIPPERT             3/20/96
                                        John D. Lippert                    Date
                                        Chairman of the Board and
                                        Chief Executive Officer



                                     By /s/ ROBERT A. KEIL              3/20/96
                                        Robert A. Keil                     Date
                                        President and
                                        Chief Financial Officer



                                     By /s/ HAROLD A. MANN              3/20/96
                                        Harold A. Mann                     Date
                                        Secretary and Treasurer
                                        (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        -----------------------       -------
                                        Janice L. Beesley                Date
                                        Director



                                        /s/ MICHAEL F. ELLIOTT        3/20/96
                                        Michael F. Elliott               Date
                                        Director


                                        -----------------------       -------
                                        Susanne R. Emge                  Date
                                        Director



                                        /s/ DONALD G. HARRIS         3/20/96
                                        Donald G. Harris                Date
                                        Director



                                        /s/ ROBERT A. KEIL           3/20/96
                                        Robert A. Keil                  Date
                                        Director



                                        /s/ JOHN D. LIPPERT          3/20/96
                                        John D. Lippert                 Date
                                        Director



                                        /s/ RONALD G. REHERMAN       3/20/96
                                        Ronald G. Reherman              Date
                                        Director



                                        /s/ LAURENCE R. STEENBERG    3/20/96
                                        Laurence R. Steenberg           Date
                                        Director

                                 EXHIBIT INDEX


     EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT

          3(i)                    Articles of Incorporation, as amended

         13                       Annual Report to Shareholders for the year
                                   ended December 31, 1995

         21                       Subsidiaries of the Registrant

         23                       Consent of McGladrey & Pullen, LLP

         27                       Financial Data Schedule