Form 10-Q
period 1996-03-31
NATIONAL CITY BANCSHARES INC
filed 1996-05-15
CIK 764241

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


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

                                   Yes (X)        No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT MAY 10, 1996
(Common stock,
 $1.00 Stated Value)                   9,086,074

                   NATIONAL CITY BANCSHARES, INC.


                                INDEX

                                                                 PAGE
NO.
                  PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     March 31, 1996, December 31, 1995,
     and March 31, 1995                                           1

Condensed consolidated statements of income-
     three months ended March 31, 1996 and 1995                   2

Condensed consolidated statements of cash flows-
     three months ended March 31, 1996 and 1995                   3

Notes to condensed consolidated financial statements              5

Management's discussion and analysis of financial
     condition and results of operations                          6


                    PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                      11


                             SIGNATURES                          11

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
             (Dollar Amounts Other Than Share Data in Thousands)

                                                March   December      March
                                                   31         31         31
                                                 1996       1995       1995
                                             --------   --------   --------
ASSETS
Cash and cash equivalents                    $ 33,025   $ 38,228   $ 30,788
Interest-bearing deposits in banks              3,446      5,739      9,697
Securities held to maturity                    98,504     89,918    118,307
Securities available for sale                 144,805    147,414    122,517
Nonmarketable equity securities                 4,632      3,955      2,394
Federal funds sold                              3,065      1,420      2,300
Loans                                         672,499    664,285    587,758
Less:  Allowance for loan losses                5,479      5,323      4,882
                                             --------   --------   --------
  Loans-net                                   667,020    658,962    582,876
Premises and equipment                         15,510     14,739     13,024
Other real estate owned                           296        383        417
Other assets                                   18,585     18,682     15,390
                                             --------   --------   --------
  Total Assets                               $988,888   $979,440   $897,710
                                             ========   ========   ========

LIABILITIES
Deposits:
  Noninterest-bearing demand                 $ 96,441   $101,409   $ 87,771
  Interest-bearing savings and time           684,878    673,311    666,548
                                             --------   --------   --------
    Total deposits                            781,319    774,720    754,319
Federal funds purchased and securities
 sold under agreements to repurchase           48,737     52,829     22,478
Notes issued to the U.S. Treasury               2,094      2,769      2,103
Other borrowings                               31,960     20,409      3,028
Dividend payable                                1,143      1,175        805
Other liabilities                               8,551      8,227      6,807
                                             --------   --------   --------
  Total liabilities                           873,804    860,129    789,540
                                             --------   --------   --------

SHAREHOLDERS' EQUITY
Common stock:
                                                9,141      4,697     14,701
                    $1.00         $3.33 1/3
                 Stated Value     Par Value
            --------------------- ---------
               3/31/96   12/31/95   3/31/95
            ----------  --------- ---------
 Authorized 20,000,000 10,000,000 5,000,000
 Outstanding 9,140,652  4,697,198 4,410,284
Capital surplus                                48,594     59,491     37,074
Retained earnings                              57,445     54,818     57,663
Unrealized gain(loss) on securities
 available for sale                               (96)       305     (1,268)
                                             --------   --------   --------
  Total shareholders' equity                  115,084    119,311    108,170
                                             --------   --------   --------
  Total Liabilities and
   Shareholders' Equity                      $988,888   $979,440   $897,710
                                             ========   ========   ========

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                                           Three Months
                                                               Ended
                                                             March 31
                                                       --------------------
                                                          1996         1995
                                                       -------      -------
INTEREST INCOME
Interest and fees on loans                             $15,339      $12,665
Interest and dividends on securities                     3,618        3,618
Interest on federal funds sold                             109          197
Interest on deposits in banks                               61          136
Interest on short-term money market investments              -           18
                                                       -------      -------
  Total interest income                                 19,127       16,634
                                                       -------      -------
INTEREST EXPENSE
Interest on deposits                                     7,458        6,689
Interest on funds borrowed                                 933          311
                                                       -------      -------
  Total interest expense                                 8,391        7,000
                                                       -------      -------
NET INTEREST INCOME                                     10,736        9,634
Provision for loan losses                                  316           24
                                                       -------      -------
  Net interest income after
   provision for loan losses                            10,420        9,610
                                                       -------      -------
NONINTEREST INCOME
Trust income                                               373          302
Service charges on deposit accounts                        763          597
Securities gains (losses)                                   14            6
Other                                                      601          574
                                                       -------      -------
  Total noninterest income                               1,751        1,479
                                                       -------      -------
NONINTEREST EXPENSE
Salaries and employee benefits                           3,741        3,570
Premises and equipment                                     971          931
Assessments of the FDIC                                     54          431
Other                                                    1,620        1,722
                                                       -------      -------
  Total noninterest expense                              6,386        6,654
                                                       -------      -------
  Income before income taxes                             5,785        4,435
Income taxes                                             2,015        1,519
                                                       -------      -------
NET INCOME                                             $ 3,770      $ 2,916
                                                       =======      =======

Earnings per share                                       $0.41        $0.31
Weighted average shares outstanding                  9,270,598    9,281,696





The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                Ended
                                                               March 31
                                                        -------------------
                                                            1996       1995
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  3,770   $  2,916
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Amortization                                                188        412
 Depreciation                                                421        564
 Provision for loan losses                                   316         24
 Writedown of other real estate owned                         19          -
 Securities (gains) losses                                   (14)        (6)
 (Gain) loss on sale of other real estate                     (9)        42
 Increase (decrease) in deferred taxes                        96         45
Changes in assets and liabilities:
 (Increase) decrease in income earned
   but not collected                                         590      1,496
 (Increase) decrease in other assets                        (556)      (337)
 Increase (decrease) in accrued interest payable             293        443
    Increase (decrease) in other liabilities                 196        483
                                                        --------   --------
   Net cash flows provided by operating activities         5,310      6,082
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing
  deposits in banks                                        2,293      3,311
Proceeds from matured securities held to maturity          2,530      4,473
Proceeds from matured securities available for sale       13,784     14,935
Purchases of securities held to maturity                 (11,154)   (10,686)
Purchases of securities available for sale               (11,903)    (1,476)
Purchases of nonmarketable equity securities                (677)         -
(Increase) decrease in federal funds sold                 (1,645)       750
(Increase) decrease in loans made to customers            (8,374)   (12,810)
Capital expenditures                                      (1,199)    (1,147)
Proceeds from sale of other real estate owned                 77        240
                                                        --------   --------
  Net cash flows provided by (used in)
    investing activities                                 (16,268)    (2,410)
                                                        --------   --------

                    (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                Ended
                                                               March 31
                                                        -------------------
                                                            1996       1995
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $  6,599   $(10,132)
Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                                (4,092)    (2,650)
Net proceeds (payments) on notes issued to
  the U.S. Treasury                                         (675)      (572)
Proceeds from other borrowings                            11,994         28
Payments on other borrowings                                (443)         -
Dividends paid                                            (1,175)      (886)
Repurchase of common stock                                (6,796)      (172)
Sale of common stock                                         343        348
                                                        --------   --------
  Net cash flows provided by (used in)
    financing activities                                   5,755    (14,036)
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents      (5,203)   (10,364)
Cash and cash equivalents at beginning of period          38,228     41,152
                                                        --------   --------
Cash and cash equivalents at end of period              $ 33,025   $ 30,788
                                                        ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                $8,098     $6,558
  Income taxes                                               840        138

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Change in allowance for unrealized gain (loss)
  on securities available for sale                        $  662    $(2,147)
Change in deferred taxes attributable to securities
  available for sale                                        (261)       820
Other real estate acquired in settlement of loans              -         29
Transfer from premises and equipment to other
  real estate owned                                            -         41
Transfer from other real estate owned to other assets          -          7


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

                                      3/31/96         12/31/95
                                    -----------     -----------
     Standby letters of credit      $14,086,000     $17,825,000
     Commitments to extend credit   $92,871,000     $77,663,000


NOTE 3

A five percent stock dividend was paid December 15, 1995, to stockholders of record December 1, 1995. A two-for-one stock split was issued April 19, 1996, to shareholders of record April 8, 1996. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend and stock split.


NOTE 4

During 1995, the Corporation issued common stock in exchange for all of the outstanding common stock of White County Bank and United Financial Bancorp, Inc. Both acquisitions were accounted for using the pooling-of-interests method. Accordingly, the Corporation's financial statements and financial data have been retroactively restated to include the accounts and operations of White County Bank and United Financial Bancorp, Inc. for all periods presented. Certain reclassifications have been made to White County Bank and United Financial Bancorp, Inc.'s historical financial statements to conform to the Corporation's presentation.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended March 31, 1996, was $3,770,000, or $0.41 per share, compared to $2,916,000, or $0.31 per share, for the first quarter of 1995. This is an increase of $854,000, or 29.3 percent, in net income. The weighted average number of shares outstanding was 9,270,598 and 9,281,696 for the three months ended March 31, 1996 and 1995, respectively. Stock has been repurchased by the Corporation for the dividend reinvestment program and during 1996 for the stock repurchase program announced January 3, 1996.


NET INTEREST INCOME

Net interest income in the first quarter of 1996 increased $1,219,000, or 12.2 percent, on a tax equivalent basis, from the year-ago quarter. Average earning assets were $921 million and $847 million, an increase of $74 million, or 8.7 percent, during the first quarters of 1996 and 1995, respectively. Loans increased an average of $87 million, or
15.0 percent, for the quarter. All other types of earning assets decreased, with the largest decrease being in interest-bearing deposits in banks which decreased $7 million, or 61.1 percent, for the quarter. Other decreases were in average federal funds sold which decreased $5 million, or 37.9 percent, and average securities which decreased $1 million, or 0.3 percent.

The increased net interest income was due to a change in the mix of average earning assets. Total interest income increased $2,610,000, or 15.3 percent, on a tax equivalent basis, during the first three months of 1996 from the same period of 1995, compared to a $1,391,000, or 19.9 percent increase in total interest expense. The increase in interest income resulted from increased loan demand, higher rates of interest earned, and a change in the mix of average earning assets.

The net interest margin increased to 4.90 percent for the first quarter of 1996, compared to 4.79 percent during the year-ago quarter.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        3/31/96           3/31/95
                                     ----------        ----------
  Nonaccrual loans                   $2,244,000        $  918,000
  Restructured loans                    141,000           155,000
  90 days past due loans                851,000           412,000
                                     ----------        ----------
    Total underperforming loans       3,236,000         1,485,000
  Other real estate held                296,000           417,000
                                     ----------        ----------
    Total underperforming assets     $3,532,000        $1,902,000
                                     ==========        ==========

Past due 90 days or more, nonaccrual, and renegotiated loans have increased from 0.3 percent of total loans at March 31, 1995, to 0.5 percent as of March 31, 1996. Of the loans in this category, 54.5 and
54.1 percent were secured by real estate at March 31, 1996 and 1995, respectively. Potential problem loans, other than underperforming loans, amounted to $28,598,000 at March 31, 1996, and $17,895,000 at
March 31, 1995.


PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $160,000 during the first quarter of 1996, compared to $44,000 in the year-earlier period.

The provision for loan losses during the first three months of 1996 was $316,000 compared to $24,000 for the first three months of 1995. The provision is based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of March 31, 1996, management considered the reserve for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the first quarter of 1996 increased $272,000, or 18.4 percent, from the year-ago period. Trust income increased $71,000, or 23.5 percent, and service charges on deposit accounts increased $166,000, or 27.8 percent, over the first three months of 1995 due to changes in fee schedules. Net securities gains were $14,000 for the first quarter of 1996 compared to $6,000 for the same period in 1995. Other noninterest income increased $27,000, or 4.7 percent, during 1996.

NONINTEREST EXPENSE

Noninterest expense decreased $268,000, or 4.0 percent, in the first quarter of 1996. Salaries and employee benefits increased $171,000, or 4.8 percent, over the year-ago period. Expenses of premises and equipment increased $40,000, or 4.3 percent, during 1996. The cost of Federal Deposit Insurance decreased $377,000, or 87.5 percent due to a lower premium rate. Other items in this category decreased $102,000, or 5.9 percent. This decrease was partially due to a $129,000 one-time contract settlement paid in 1995.


FINANCIAL POSITION ANALYSIS

Cash and cash equivalents increased $2,237,000, or 7.3 percent, and interest-bearing deposits in banks decreased $6,251,000, or 64.5 percent, during the past year. Federal funds sold increased $765,000, or 33.3 percent.

Securities increased $4,723,000, or 1.9 percent, during the past year, with the largest increase of $26,102,000, or 63.2 percent in nontaxable municipals. Nonmarketable equity securities increased $2,238,000, or 93.5 percent, due to the purchase of additional stock in the Federal Home Loan Bank. Taxable municipals increased $741,000, or 32.5 percent; and marketable equity securities increased $340,000, or 26.5 percent. Decreases were noted in U.S. Treasury securities which decreased $16,364,000, or 37.0 percent; other debt securities which decreased $7,205,000, or 25.9 percent; and in U.S. Government agencies which decreased $3,023,000, or 2.4 percent. The market value adjustment on securities available for sale increased $1,895,000, or
91.9 percent. Amortized cost and fair values of securities with dollar amounts in thousands are as follows:

Securities held to maturity:

                                         Gross       Gross
                            Amortized  Unrealized  Unrealized   Fair
                               Cost      Gains       Losses     Value
                            ---------  ----------  ----------  -------
U.S. Government and
 agency securities           $ 5,926     $  104       $ 13     $ 6,017
State and municipals
 securities:
   Taxable                     3,021         70         16       3,075
   Nontaxable                 67,374      1,527        798      68,103
Corporates                    16,402        139         68      16,473
Mortgage-backed
 securities                    5,781        148          -       5,929
                             -------     ------       ----     -------
                             $98,504     $1,988       $895     $99,597
                             =======     ======       ====     =======

Securities available for sale:

                                         Gross       Gross
                            Amortized  Unrealized  Unrealized   Fair
                               Cost      Gains       Losses     Value
                            ---------  ----------  ----------  -------
U.S. Government and
 agency securities           $ 74,083    $  585       $212     $74,456
Corporate securities            4,054         4          -       4,058
Mortgage-backed                65,209       222        585      64,846
Marketable equity
 securities                     1,625         -        180       1,445
                             --------    ------       ----    --------
                             $144,971    $  811       $977    $144,805
                             ========    ======       ====    ========

The security portfolio at March 31, 1996, included $4,211,000 in structured notes, which were comprised of $610,000 in multi-coupon step-up notes, that have a price volatility comparable to a callable U.S. Government agency of like maturity; $2,701,000 in capped floating rate notes; $300,000 in a ratchet capped floating rate note; and $600,000 in delevered floating notes. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining high credit standards and competitive rates. Loans increased $84,741,000, or 14.4 percent, during the past year. The largest increases were in commercial loans which increased $36,176,000, or 29.2 percent, and in consumer loans which increased $23,058,000, or 21.8 percent. Loans secured by real estate increased $16,287,000, or 5.1 percent. Direct lease financing increased $7,264,000, or 394.8 percent. All other types of loans, including agricultural loans increased $1,956,000, or 5.7 percent.

Other real estate owned decreased $121,000, or 29.0 percent, from March 31, 1995.

Total deposits have increased $27,000,000, or 3.6 percent, since March 31, 1995. Noninterest-bearing deposits increased $8,670,000, or 9.9 percent, and interest-bearing deposits increased $18,330,000, or 2.8 percent, during this period.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                         Minimum
                      Requirements     3/31/96     3/31/95
                      ------------     -------     -------
Tier I capital to
 risk-based assets         4.00%        16.55%      18.00%
Total capital to
 risk-based assets         8.00%        17.36%      18.81%
Tangible equity to
 tangible assets           3.00%        11.40%      11.93%


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits -

               NONE

 (b)      Reports on Form 8-K -

               CURRENT REPORT dated March 26, 1996, for event of
               March 20, 1996, regarding the declaration of a two-for-one stock split of Registrant's common stock.


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



May 14, 1996