Form 10-Q
period 1996-06-30
NATIONAL CITY BANCSHARES INC
filed 1996-08-14
CIK 764241

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996.

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                                   Yes [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT AUGUST 12, 1996
(Common stock,
 $1.00 Stated value)                   9,067,207

                      NATIONAL CITY BANCSHARES, INC.


                                   INDEX

                                                            PAGE NO.
                      PART I - FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     June 30, 1996, December 31, 1995,
     and June 30, 1995                                            1

Condensed consolidated statements of income-
     three months and six months ended
     June 30, 1996 and 1995                                       2

Condensed consolidated statements of cash flows-
     six months ended June 30, 1996 and 1995                      3

Notes to condensed consolidated financial statements              6

Management's discussion and analysis of financial
     condition and results of operations                          8


                        PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders     13

Item 6 - Exhibits and Reports on Form 8-K                        14


                                SIGNATURES                       14

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
            Condensed Consolidated Statements of Financial Position
              (Dollar Amounts Other Than Share Data in Thousands)

                                                  June   December       June
                                                    30         31         30
                                                  1996       1995       1995
                                            ----------   --------   --------
ASSETS
Cash and cash equivalents                   $   35,241   $ 38,944   $ 31,584
Time deposits in banks                           1,877      5,023      7,750
Securities held to maturity                    113,027     89,918    115,613
Securities available for sale                  121,366    147,414    118,177
Nonmarketable equity securities                  4,717      3,955      2,986
Federal funds sold                               1,000      1,420     19,775
Loans                                          700,127    664,285    627,217
Less:  Allowance for loan losses                 5,281      5,323      5,180
                                            ----------   --------   --------
  Loans-net                                    694,846    658,962    622,037
Premises and equipment                          16,417     14,739     13,690
Other real estate owned                            264        383        493
Other assets                                    19,777     18,682     18,155
                                            ----------   --------   --------
TOTAL ASSETS                                $1,008,532   $979,440   $950,260
                                            ----------   --------   --------
                                            ----------   --------   --------

LIABILITIES
Deposits:
  Noninterest-bearing demand                $   94,643   $101,409   $ 93,063
  Interest-bearing savings and time            691,364    673,311    692,864
                                            ----------   --------   --------
    Total deposits                             786,007    774,720    785,927
Federal funds purchased and securities
 sold under agreements to repurchase            46,746     52,829     18,893
Notes issued to the U.S. Treasury                2,681      2,769      6,575
Other borrowings                                47,884     20,409     16,104
Dividends payable                                1,453      1,175        806
Other liabilities                                8,638      8,227      7,787
                                            ----------   --------   --------
  Total liabilities                            893,409    860,129    836,092
                                            ----------   --------   --------


SHAREHOLDERS' EQUITY
Common stock-$1.00 stated value:                 9,072      9,394      4,469
               6/30/96   12/31/95    6/30/95
            ---------- ---------- ----------
 Authorized 20,000,000 10,000,000 10,000,000
 Outstanding 9,072,409  9,394,396  4,468,955
Capital surplus                                 46,746     54,794     49,884
Retained earnings                               59,962     54,818     59,940
Unrealized gain(loss) on securities
 available for sale                               (657)       305       (125)
                                            ----------   --------   --------
  Total shareholders' equity                   115,123    119,311    114,168
                                            ----------   --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,008,532   $979,440   $950,260
                                            ----------   --------   --------
                                            ----------   --------   --------



The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                          Three Months         Six Months
                                             Ended                Ended
                                            June 30              June 30
                                      -----------------    -----------------
                                         1996      1995       1996      1995
                                      -------   -------    -------   -------
INTEREST INCOME
Interest and fees on loans            $15,488   $13,659    $30,827   $26,324
Interest and dividends on securities    3,620     3,525      7,238     7,143
Interest on federal funds sold             54        87        163       284
Interest on other investments              38       140         99       294
                                      -------   -------    -------   -------
  Total interest income                19,200    17,411     38,327    34,045
                                      -------   -------    -------   -------

INTEREST EXPENSE
Interest on deposits                    7,308     7,117     14,766    13,806
Interest on funds borrowed              1,150       445      2,083       756
                                      -------   -------    -------   -------
  Total interest expense                8,458     7,562     16,849    14,562
                                      -------   -------    -------   -------

NET INTEREST INCOME                    10,742     9,849     21,478    19,483
Provision for loan losses                 205        23        521        47
                                      -------   -------    -------   -------
 Net interest income after
   provision for loan losses           10,537     9,826     20,957    19,436
                                      -------   -------    -------   -------

NONINTEREST INCOME
Trust income                              486       458        859       760
Service charges on deposit accounts       817       657      1,580     1,254
Securities gains (losses)                   9        (4)        23         2
Other                                     597       660      1,198     1,234
                                      -------   -------    -------   -------
  Total noninterest income              1,909     1,771      3,660     3,250
                                      -------   -------    -------   -------

NONINTEREST EXPENSE
Salaries and employee benefits          3,725     3,606      7,466     7,176
Premises and equipment                    925       912      1,896     1,843
Assessments of the FDIC                    55       434        109       865
Other                                   1,757     1,757      3,377     3,479
                                      -------   -------    -------   -------
  Total noninterest expense             6,462     6,709     12,848    13,363
                                      -------   -------    -------   -------

  Income before income taxes            5,984     4,888     11,769     9,323
Income taxes                            2,015     1,723      4,030     3,242
                                      -------   -------    -------   -------

NET INCOME                            $ 3,969   $ 3,165    $ 7,739   $ 6,081
                                      -------   -------    -------   -------

                                      -------   -------    -------   -------

Earnings per common share               $0.43     $0.34      $0.84     $0.65
Weighted average shares outstanding 9,104,545 9,287,722  9,187,571 9,284,726






The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                        -------------------
                                                            1996       1995
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  7,739   $  6,081
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Amortization                                                310        747
 Depreciation                                                853        787
 Provision for loan losses                                   521         47
 Writedown of other real estate owned                         31          4
 Securities (gains) losses                                   (23)        (2)
 (Gain) on sale of premises and equipment                     (8)        (6)
 (Gain) loss on sale of other real estate owned                1         41
 Increase (decrease) in deferred taxes                       191         91

Changes in assets and liabilities:
 (Increase) decrease in income earned
   but not collected                                         113        890
 (Increase) decrease in other assets                      (1,334)      (441)
 Increase (decrease) in accrued interest payable             334        536
 Increase (decrease) in other liabilities                    510        448
                                                        --------   --------
   Net cash flows provided by operating activities         9,238      9,223
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time
  deposits in banks                                        3,146      5,542
Proceeds from matured securities held to maturity          3,909     11,020
Proceeds from matured securities available for sale       37,194     21,596
Purchases of securities held to maturity                 (27,023)   (11,486)
Purchases of securities available for sale               (12,875)    (1,419)
Purchases of nonmarketable equity securities                (762)      (692)
(Increase) decrease in federal funds sold                    420    (14,750)
(Increase) decrease in loans made to customers           (36,427)   (41,101)
Capital expenditures                                      (2,543)    (1,698)
Proceeds from sale of other real estate owned                109        337
Proceeds from sale of premises and equipment                   7         16
Purchase of subsidiary, net of cash and due from banks         -       (309)
                                                        --------   --------
  Net cash flows provided by (used in)
    investing activities                                 (34,845)   (32,944)
                                                        --------   --------






               (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                        -------------------
                                                            1996       1995
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $ 11,287   $  4,734
Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                                (6,083)    (6,235)
Net proceeds (payments) in notes issued to
  the U.S. Treasury                                          (88)     3,900
Proceeds from other borrowings                            29,023     13,104
Payments on other borrowings                              (1,548)         -
Dividends paid                                            (2,317)    (1,773)
Repurchase of common stock                                (9,094)      (210)
Sale of common stock                                         724        518
                                                        --------   --------
  Net cash flows provided by (used in)
    financing activities                                  21,904     14,038
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents      (3,703)    (9,683)
Cash and cash equivalents at beginning of period          38,944     41,267
                                                        --------   --------
Cash and cash equivalents at end of period              $ 35,241   $ 31,584
                                                        --------   --------
                                                        --------   --------
















               (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                        -------------------
                                                            1996       1995
                                                        --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                               $16,516    $14,026
  Income taxes                                             4,467      2,890

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES
Change in allowance for unrealized gain
  (loss) on securities available for sale                 $1,586    $(4,001)
Increase (decrease) in deferred taxes
  attributable to securities available for sale             (624)     1,531
Other real estate acquired in settlement of loans             22        205
Transfer from fixed assets to other real estate owned          -         41
Transfer from other real estate owned to other assets          -          7

Purchase of subsidiary:
 Purchase price                                                    $    886
                                                                   --------
                                                                   --------

 Assets acquired:
  Cash and due from banks                                          $    577
  Interest-bearing deposits in banks                                    399
  Securities                                                          3,753
  Federal funds sold                                                  1,975
  Loans                                                              11,069
  Premises and equipment                                                355
  Income earned but not collected                                       146
  Other assets                                                        1,962
 Liabilities assumed:
  Deposits                                                          (16,742)
  Accrued interest payable                                              (92)
  Deferred taxes payable                                                (25)
  Other liabilities                                                     (49)
                                                                   --------
 Common stock issued                                                 (2,442)
                                                                   --------
 Accounts payable                                                  $    886
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

                                          6/30/96        12/31/95
                                        -----------    -----------
     Standby letters of credit          $15,866,000    $17,825,000
     Commitments to extend credit       $90,590,000    $77,663,000


NOTE 3

A five percent stock dividend was paid December 15, 1995, to shareholders of record December 1, 1995. A two-for-one stock split was issued April 19, 1996, to shareholders of record April 8, 1996. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend and stock split.


NOTE 4

During 1995, the Corporation issued common stock in exchange for all of the outstanding common stock of United Financial Bancorp, Inc.
This acquisition was accounted for using the pooling-of-interests method. Accordingly, the Corporation's financial statements and financial data have been retroactively restated to include the accounts and operations of United Financial Bancorp, Inc. for all periods presented. Certain reclassifications have been made to United Financial Bancorp, Inc.'s historical financial statements to conform to the Corporation's presentation.

NOTE 5

Other borrowings increased $27,475,000 since December 31, 1995. The significant borrowings obtained during 1996 include $15,000,000 borrowed to finance construction to enlarge the building complex housing the Corporation's offices and the main office of its lead bank in Evansville, Indiana and $10,000,000 to fund loan growth.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended June 30, 1996, was $3,969,000, or $0.43 per share, compared to $3,165,000, or $0.34 per share, for the second quarter of 1995. This is an increase of $804,000, or 25.4 percent, in net income. For the first six months of 1996, net income was $7,739,000, or $0.84 per share, compared to $6,081,000, or $0.65 per share, for the first six months of 1995, an increase of $1,658,000, or 27.3 percent, in net income. The weighted average number of shares outstanding was 9,104,545 and 9,187,571 for the three and six months, respectively, ended June 30, 1996, compared to 9,287,722 and 9,284,726 during the like periods last year. Stock has been repurchased by the Corporation for the dividend reinvestment program and during 1996 for the stock repurchase program announced January 3, 1996.


NET INTEREST INCOME

For the first six months of 1996, net interest income increased $2,324,000, or 11.5 percent, on a tax equivalent basis, from the same period last year. Net interest income in the second quarter of 1996 increased $1,087,000, or 10.7 percent, on a tax equivalent basis, from the year-ago quarter. For the first six months of 1996 and 1995, average earning assets were $928 million and $851 million, respectively. Average earning assets were $934 million and $856 million, an increase of $78 million, or 9.1 percent, during the second quarters of 1996 and 1995, respectively. Loans increased an average of $83 million, or 13.8 percent, and average securities increased $5 million, or 1.9 percent, for the quarter. Average interest-bearing deposits in banks decreased $8 million, or 74.8 percent, and average federal funds sold decreased $2 million, or 25.4 percent for the second quarter of both years.

The increased net interest income was due to a change in the mix of average earning assets. Total interest income increased $4,611,000, or 13.3 percent, on a tax equivalent basis, during the first six months of 1996 from the same period of 1995, compared to a $2,287,000, or 15.7 percent increase in total interest expense. The increase in interest income resulted from increased loan volume and a change in the mix of average earning assets.

The net interest margin increased to 4.86 percent for the second quarter of 1996, compared to 4.78 percent during the year-ago quarter and to 4.89 percent for the first six months of 1996 from 4.79 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        6/30/96           6/30/95
                                     ----------        ----------
  Nonaccrual loans                   $2,260,000        $  827,000
  Restructured loans                    136,000           150,000
  90 days past due loans              1,238,000           802,000
                                     ----------        ----------
     Total underperforming loans      3,634,000         1,779,000
  Nonaccrual securities:
     Agency-issued CMO                   37,000                 -
  Other real estate held                264,000           493,000
                                     ----------        ----------
     Total underperforming assets    $3,935,000        $2,272,000
                                     ----------        ----------
                                     ----------        ----------

Past due 90 days or more, nonaccrual, and renegotiated loans have increased from 0.3 percent of total loans at June 30, 1995, to 0.5 percent as of June 30, 1996. Of the loans in this category, 35.1 and
48.3 percent were secured by real estate at June 30, 1996 and 1995, respectively. Potential problem loans, other than underperforming loans, amounted to $31,620,000 at June 30, 1996 and $20,190,000 at
June 30, 1995.


PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $403,000 during the second quarter of 1996 and $563,000 during the first six months of 1996, compared to net recoveries of $136,000 during the second quarter of 1995 and $94,000 during the first six months of 1995.

The provision for loan losses during the first six months of 1996 was $521,000 compared to $47,000 from the comparable year-ago period. The provision is based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of June 30, 1996, management considered the reserve for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the second quarter of 1996 increased $138,000, or 7.8 percent, and for the first six months of 1996 increased $410,000, or 12.6 percent, from the year-ago periods. Trust income increased $99,000, or 13.0 percent, for the first six months of 1996, and service charges on deposit accounts increased $326,000 or 26.0 percent, from the year ago period due to changes in fee schedules.
Net securities gains were $23,000 for the first six months of 1996, compared to $2,000 for the same period 1995. Other noninterest income decreased $36,000, or 2.9 percent, during 1996.

NONINTEREST EXPENSE

Noninterest expense decreased $247,000, or 3.7 percent, and $515,000, or 3.9 percent, in the second quarter and the first six months of 1996, respectively. Salaries and employee benefits increased $119,000, or 3.3 percent, for the second quarter and $290,000 or 4.0 percent, for the first six months of 1996. Expenses of premises and equipment increased $13,000, or 1.4 percent, in the second quarter and $53,000, or 2.9 percent, for the first six months of 1996. The cost of Federal Deposit Insurance decreased $379,000, or 87.3 percent, for the second quarter and $756,000, or 87.4 percent, for the first six months of 1996, respectively, due to a lower premium rate. Other items in this category decreased $102,000, or 2.9 percent for the first six months of 1996. This decrease was partially due to a $129,000 one-time contract settlement paid in 1995.


FINANCIAL POSITION ANALYSIS

Cash and cash equivalents increased $3,657,000, or 11.6 percent, and interest-bearing time deposits in banks decreased $5,873,000, or 75.8 percent, during the past year. Federal funds sold decreased
$18,775,000, or 94.9 percent.

Securities increased $2,334,000, or 1.0 percent, during the past year. The largest increase was in nontaxable municipals which increased $41,664,000, or 100.9 percent. Nonmarketable equity securities increased $1,731,000, or 58.0 percent, due to the purchase of additional stock in the Federal Home Loan Bank. Marketable equity securities increased $240,000, or 17.3 percent, and taxable municipals increased $5,000, or 0.2 percent. Decreases were noted in U. S. Treasury securities which decreased $26,867,000, or 62.5 percent, U.S. Government agencies which decreased $9,825,000, or 8.1 percent, and other debt securities which decreased $3,729,000, or 15.5 percent. The market value adjustment on securities available for sale decreased $885,000, or 429.6 percent. Amortized cost and fair values of securities at June 30, 1996, with dollar amounts in thousands are on the following page:

Securities held to maturity:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized     Fair
                              Cost      Gains       Losses      Value
                           ---------  ----------  ----------  --------
U.S. Government and
 agency securities          $  5,381    $   82      $    -    $  5,463
State and municipal
 securities:
   Taxable                     3,021        26          53       2,994
   Nontaxable                 82,958     1,154       1,660      82,452
Corporate securities          16,075        93          66      16,102
Mortgage-backed securities     5,592       111           9       5,694
                            --------    ------      ------    --------
                            $113,027    $1,466      $1,788    $112,705
                            --------    ------      ------    --------
                            --------    ------      ------    --------

Securities available for sale:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized     Fair
                              Cost      Gains       Losses      Value
                           ---------  ----------  ----------  --------
U.S. Government and
 agency securities          $ 55,414    $  331      $  288    $ 55,457
Corporate securities           4,036         1           2       4,035
Mortgage-backed securities    61,382       116         994      60,504
Marketable equity
 securities                    1,625         -         255       1,370
                            --------    ------      ------    --------
                            $122,457    $  448      $1,539    $121,366
                            --------    ------      ------    --------
                            --------    ------      ------    --------

At June 30, 1996, the security portfolio included $4,984,000 in structured notes, which were comprised of $610,000 in multi-coupon step-up notes that have a price volatility comparable to a callable U.S. Government agency of like maturity; $2,001,000 in capped floating rate notes; $800,000 in ratchet capped floating rate notes; $973,000 in an indexed amortizing note; and $600,000 in delevered floating notes. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

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

As part of its strategic plan, the Corporation successfully increased total loans while maintaining competitive rates. Loans increased $72,910,000, or 11.6 percent, during the past year. The largest increases were in commercial loans, which increased $26,156,000, or
18.8 percent, and consumer loans, which increased $21,499,000, or 18.9 percent. Loans secured by real estate increased $13,697,000, or 4.1 percent, and direct lease financing increased $10,983,000, or 474.2 percent. All other loans increased $1,118,000, or 11.0 percent, except agricultural loans which decreased $543,000, or 1.9 percent.

Other real estate owned decreased $229,000, or 46.5 percent, from June
30, 1995.

Total deposits have increased $80,000, since June 30, 1995.
Noninterest-bearing deposits increased $1,580,000, or 1.7 percent, during the past year, while interest-bearing deposits decreased
$1,500,000, or 0.2 percent, during this period.


SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                              Minimum
                           Requirements     6/30/96        6/30/95
                           ------------     -------        -------
     Tier I capital to
      risk-based assets         4.00%        15.96%         16.58%
     Total capital to
      risk-based assets         8.00%        16.71%         17.34%
     Tangible equity to
      tangible assets           3.00%        11.18%         11.73%



            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

DATE OF MEETING

The Annual Meeting of Shareholders was held April 16, 1996.

MATTERS VOTED UPON

(1) Three directors, each to serve a term of three years or until their successors shall have been duly elected and qualified, were elected during the Annual Meeting of Shareholders. The results of the vote were:

       Janice L. Beesley

          FOR 3,300,822    WITHHELD AUTHORITY 29,795

       Michael F. Elliott

          FOR 3,319,163    WITHHELD AUTHORITY 11,454

       Donald G. Harris

          FOR 3,301,582    WITHHELD AUTHORITY 29,035

(2) The Board of Directors of the Corporation proposed for the approval of an Incentive Stock Option Plan. Under the Plan, officers and other executive, supervisory, and management employees of the Corporation may, from time to time, be granted options to purchase a given amount of shares of the Corporation's Stock. The results of the vote were:

       FOR 2,746,439   AGAINST 200,694   ABSTAIN 382,234

(3) The Board of Directors proposed for the approval by the shareholders the appointment of McGladrey & Pullen, LLP, Certified Public Accountants and Consultants as the independent certified public accountants for Registrant and subsidiaries for the fiscal year ending December 31, 1996. The results of the vote ratifying the appointment were:

       FOR 3,266,737   AGAINST  27,435   ABSTAIN  36,340

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith or incorporated by reference:

      3(i)     Articles of Incorporation, as amended
     10(a)     Term Loan Agreement
     10(b)     Incentive Stock Option Plan

REPORTS ON FORM 8-K

CURRENT REPORT dated June 7, 1996, for event of May 31, 1996, regarding the purchase agreement between the Registrant and Marine Bancorp, Inc. to purchase their ownership in the First
National Bank of Wayne City


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



August 14, 1996