Form 10-Q
period 1996-09-30
NATIONAL CITY BANCSHARES INC
filed 1996-11-14
CIK 764241

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.

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

                                   Yes (X)        No  ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT NOVEMBER 13, 1996
(Common stock,
 $1.00 Stated value)                   9,481,092

                   NATIONAL CITY BANCSHARES, INC.


                                INDEX

                                                            PAGE NO.
                  PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     September 30, 1996, December 31, 1995,
     and September 30, 1995                                       1

Condensed consolidated statements of income-
     three months and nine months ended
     September 30, 1996 and 1995                                  2

Condensed consolidated statements of cash flows-
     nine months ended September 30, 1996 and 1995                3

Notes to condensed consolidated financial statements              6

Management's discussion and analysis of financial
     condition and results of operations                          8


                    PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                      13


                             SIGNATURES                          13

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
            Condensed Consolidated Statements of Financial Position
              (Dollar Amounts Other Than Share Data in Thousands)

                                             September   December  September
                                                    30         31         30
                                                  1996       1995       1995
                                            ----------   --------   --------
ASSETS
Cash and cash equivalents                   $   38,436   $ 38,944   $ 29,759
Time deposits in banks                           2,573      5,023      6,783
Securities held to maturity                    143,137     89,918    111,448
Securities available for sale                  107,966    147,414    111,923
Nonmarketable equity securities                  4,766      3,955      3,064
Federal funds sold                               3,400      1,420      1,850
Loans                                          728,888    664,285    647,527
Less:  Allowance for loan losses                 5,527      5,323      5,274
                                            ----------   --------   --------
  Loans-net                                    723,361    658,962    642,253
Premises and equipment                          18,917     14,739     14,036
Other real estate owned                            234        383        439
Other assets                                    25,921     18,682     18,304
                                            ----------   --------   --------
TOTAL ASSETS                                $1,068,711   $979,440   $939,859
                                            ----------   --------   --------
                                            ----------   --------   --------

LIABILITIES
Deposits:
  Noninterest-bearing demand                $   99,245   $101,409   $ 85,965
  Interest-bearing savings and time            724,582    673,311    670,197
                                            ----------   --------   --------
     Total deposits                            823,827    774,720    756,162
Federal funds purchased and securities
 sold under agreements to repurchase            65,051     52,829     34,730
Notes issued to the U.S. Treasury                3,222      2,769      3,510
Other borrowings                                48,271     20,409     19,829
Dividends payable                                1,447      1,175        985
Other liabilities                                9,859      8,227      7,854
                                            ----------   --------   --------
  Total liabilities                            951,677    860,129    823,070
                                            ----------   --------   --------


SHAREHOLDERS' EQUITY
Common stock-$1.00 stated value                  9,045      9,394      8,950
               9/30/96   12/31/95    9/30/95
            ---------- ---------- ----------
 Authorized 20,000,000 20,000,000 20,000,000
 Outstanding 9,045,297  9,394,396  8,949,980
Capital surplus                                 46,019     54,794     45,377
Retained earnings                               62,327     54,818     62,565
Unrealized gain (loss) on securities
 available for sale                               (357)       305       (103)
                                            ----------   --------   --------
  Total shareholders' equity                   117,034    119,311    116,789
                                            ----------   --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,068,711   $979,440   $939,859
                                            ----------   --------   --------
                                            ----------   --------   --------






       The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                           Three Months        Nine Months
                                              Ended               Ended
                                           September 30        September 30
                                       -----------------   -----------------
                                          1996      1995      1996      1995
                                       -------   -------   -------   -------
INTEREST INCOME
Interest and fees on loans             $16,134   $14,650   $46,961   $40,974
Interest and dividends on securities     3,684     3,464    10,922    10,607
Interest on federal funds sold               8       182       171       466
Interest on other investments               30       141       129       435
                                       -------   -------   -------   -------
  Total interest income                 19,856    18,437    58,183    52,482
                                       -------   -------   -------   -------

INTEREST EXPENSE
Interest on deposits                     7,304     7,485    22,070    21,291
Interest on funds borrowed               1,339       668     3,422     1,424
                                       -------   -------   -------   -------
  Total interest expense                 8,643     8,153    25,492    22,715
                                       -------   -------   -------   -------

NET INTEREST INCOME                     11,213    10,284    32,691    29,767
Provision for loan losses                  280        68       801       115
                                       -------   -------   -------   -------
 Net interest income after
   provision for loan losses            10,933    10,216    31,890    29,652
                                       -------   -------   -------   -------

NONINTEREST INCOME
Trust income                               421       387     1,280     1,147
Service charges on deposit accounts        946       748     2,526     2,002
Security gains (losses)                      9        23        32        25
Other                                      706       621     1,904     1,855
                                       -------   -------   -------   -------
  Total noninterest income               2,082     1,779     5,742     5,029
                                       -------   -------   -------   -------

NONINTEREST EXPENSE
Salaries and employee benefits           3,852     4,002    11,318    11,178
Premises and equipment                   1,006       922     2,902     2,765
Assessments of the FDIC                    649        (6)      758       859
Other                                    1,792     1,409     5,169     4,888
                                       -------   -------   -------   -------
  Total noninterest expense              7,299     6,327    20,147    19,690
                                       -------   -------   -------   -------

  Income before income taxes             5,716     5,668    17,485    14,991
Income taxes                             1,903     2,024     5,933     5,266
                                       -------   -------   -------   -------

NET INCOME                             $ 3,813   $ 3,644   $11,552   $ 9,725
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------

Earnings per common share                $0.42     $0.39     $1.26     $1.04
Weighted average shares outstanding  9,059,677 9,397,686 9,144,629 9,322,793





      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
                                                        -------------------
                                                            1996       1995
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $ 11,552   $  9,725
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Amortization                                                251      1,034
 Depreciation                                              1,292      1,204
 Provision for loan losses                                   801        115
 Writedown of other real estate owned                         61         61
 Securities losses (gains)                                   (32)       (25)
 (Gain) on sale of premises and equipment                    (21)       (30)
 (Gain) loss on sale of other real estate owned                1         46
 Gain (loss) on sale of subsidiary                             -       (206)
 Increase (decrease) in deferred taxes                       329         95

Changes in assets and liabilities:
 (Increase) decrease in income earned
   but not collected                                          29        (47)
 (Increase) decrease in other assets                      (1,126)        38
 Increase (decrease) in accrued interest payable              49        615
 Increase (decrease) in other liabilities                  1,084        420
                                                        --------   --------
   Net cash flows provided by operating activities        14,270     13,045
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time
  deposits in banks                                        3,938      6,509
Proceeds from matured securities held to maturity          7,938     17,688
Proceeds from matured securities available for sale       48,698     33,130
Proceeds from sales of securities held to maturity         1,200          -
Proceeds from sales of securities available for sale       6,155          -
Purchases of securities held to maturity                 (38,862)   (14,019)
Purchases of securities available for sale               (17,861)    (6,839)
Purchases of nonmarketable equity securities                (762)      (770)
(Increase) decrease in federal funds sold                 (1,880)     3,175
(Increase) decrease in loans made to customers           (41,008)   (61,457)
Capital expenditures                                      (5,132)    (2,521)
Proceeds from sale of other real estate owned                109        376
Proceeds from sale of premises and equipment                  26         59
Purchase of subsidiary, net of cash and due from banks   (10,808)      (309)
Cash transferred to buyer in sale of subsidiary                -    (10,370)
                                                        --------   --------
  Net cash flows provided by (used in)
    investing activities                                 (48,249)   (35,348)
                                                        --------   --------

                          (Continued on next page)

      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
                                                        -------------------
                                                            1996       1995
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $  5,828   $(14,133)
Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                                12,222      9,602
Net proceeds (payments) in notes issued to
  the U.S. Treasury                                          453        835
Proceeds from other borrowings                            29,557     16,836
Payments on other borrowings                              (1,695)        (7)
Dividends paid                                            (3,770)    (2,613)
Repurchase of common stock                               (10,318)      (520)
Sale of common stock                                       1,194        795
                                                        --------   --------
  Net cash flows provided by (used in)
    financing activities                                  33,471     10,795
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents        (508)   (11,508)
Cash and cash equivalents at beginning of period          38,944     41,267
                                                        --------   --------
Cash and cash equivalents at end of period              $ 38,436   $ 29,759
                                                        --------   --------
                                                        --------   --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                               $25,443    $22,100
  Income taxes                                             6,007      4,517

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES
Change in allowance for unrealized gain
  (loss) on securities available for sale                 $1,090    $ 4,037
Increase (decrease) in deferred taxes
  attributable to securities available for sale             (428)     1,545
Other real estate acquired in settlement of loans             22        252
Transfer from fixed assets to other real estate owned          -         41
Transfer from other real estate owned to other assets          -          7







                          (Continued on next page)


       The accompanying notes are an integral part of these statements

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
                                                        -------------------
                                                            1996       1995
                                                        --------   --------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES (Continued)
Purchase of subsidiary:
 Purchase price                                          $12,038   $    896
                                                         -------   --------
                                                         -------   --------
 Assets acquired:
  Cash and cash equivalents                              $ 1,230   $    587
  Interest-bearing deposits in banks                       1,488        399
  Securities                                              22,187      3,753
  Federal funds sold                                         100      1,975
  Loans                                                   24,214     11,069
  Premises and equipment                                     364        355
  Income earned but not collected                            688        146
  Other assets                                             5,643      1,962
 Liabilities assumed:
  Deposits                                               (43,279)   (16,742)
  Accrued interest payable                                  (306)       (92)
  Deferred taxes payable                                       -        (25)
  Other liabilities                                         (291)       (49)
 Common stock issued                                           -     (2,442)
                                                         -------   --------
 Accounts payable                                        $12,038   $    896
                                                         -------   --------
                                                         -------   --------

Sale of branch:
 Cash paid                                                          $10,244
                                                                    -------
                                                                    -------
 Assets disposed:
  Cash                                                                 (126)
  Loans                                                                 (25)
  Premises and equipment                                                (33)
  Other assets                                                         (266)
 Liabilities assumed by buyer:
  Deposits                                                           10,898
  Accrued interest payable                                               (3)
  Other liabilities                                                       5
 Gain on sale of branch                                                (206)
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

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At September 30, 1996, the Corporation owned 100% of ten commercial bank subsidiaries, one savings association subsidiary and two non-financial institutions subsidiaries. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. For this year, the accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1995 included in the Corporation's Annual Report on Form 10-K as filed with the SEC.

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


                                          9/30/96        12/31/95
                                        -----------    -----------
     Standby letters of credit          $14,770,000    $17,825,000
     Commitments to extend credit       $94,544,000    $77,663,000



NOTE 3

A five percent stock dividend was paid December 15, 1995, to shareholders of record December 1, 1995. A two-for-one stock split was issued April 19, 1996, to shareholders of record April 8, 1996. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend and stock split.


NOTE 4

On August 31, 1996, the Corporation acquired The First National Bank of Wayne City, a $52 million bank located in Wayne City, Illinois. This acquisition was accounted for as a purchase, and the results of operations of The First National Bank of Wayne City since the acquisition have been included in the financial statements. The excess of the acquisition cost over the fair value of net assets acquired in the amount of $5,605,000 will be amortized over 15 years using the straight-line method.


NOTE 5

Other borrowings increased $27,862,000 since December 31, 1995. The significant borrowings obtained during 1996 include $15,000,000 borrowed to finance construction to enlarge the building complex housing the Corporation's offices and the main office of its lead bank in Evansville, Indiana and $10,000,000 to fund loan growth.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended September 30, 1996, was $3,813,000, or $0.42 per share, compared to $3,644,000, or $0.39 per share, for the third quarter of 1995. This is an increase of $169,000, or 4.6 percent, in net income. For the first nine months of 1996, net income was $11,552,000, or $1.26 per share, compared to $9,725,000, or $1.04 per share, for the first nine months of 1995, an increase of $1,827,000, or 18.8 percent in net income. The weighted average number of shares outstanding was 9,059,677 and 9,144,629 for the three and nine months, respectively, ended September 30, 1996, compared to 9,397,686 and 9,322,793 during the like periods last year. Stock has been repurchased by the Corporation for the dividend reinvestment program and during 1996 for the stock repurchase program announced January 3, 1996.


NET INTEREST INCOME

Net interest income in the third quarter of 1996 increased $1,200,000, or 11.3 percent, on a tax equivalent basis, from the year-ago quarter. For the first nine months of 1996, net interest income increased $3,509,000, or 11.4 percent, on a tax equivalent basis, from the same period last year. Average earning assets were $957 million and $888 million, an increase of $69 million, or 7.8 percent, during the third quarters of 1996 and 1995, respectively. For the first nine months of 1996 and 1995, average earning assets were $937 million and $864 million, respectively. Average federal funds sold decreased $10 million, or 90.9 percent, for the quarter. Average interest-bearing deposits in banks decreased $8 million or 80.0 percent for the quarter. Loans increased an average of $75 million, or 11.8 percent, for the quarter.

The increased net interest income was due to a change in the mix of average earning assets. Total interest income increased $6,286,000, or 11.7 percent, on a tax equivalent basis, during the first nine months of 1996 from the same period of 1995, compared to a $2,777,000, or 12.2 percent increase in total interest expense. The increase in interest income resulted from higher rates of interest earned and a change in the mix and total of average earning assets.

The net interest margin increased to 4.93 percent for the third quarter of 1996, compared to 4.76 percent during the year-ago quarter and to 4.91 percent for the first nine months of 1996 from 4.78 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        9/30/96           9/30/95
                                     ----------        ----------
  Nonaccrual loans                   $3,217,000        $1,273,000
  Restructured loans                    192,000           146,000
  90 days past due loans              1,177,000           622,000
                                     ----------        ----------
     Total underperforming loans      4,586,000         2,041,000
  Nonaccrual securities:
     Agency-issued CMO                   35,000                 -
  Other real estate held                234,000           439,000
                                     ----------        ----------
     Total underperforming assets    $4,855,000        $2,480,000
                                     ----------        ----------
                                     ----------        ----------


Past due 90 days or more, nonaccrual, and renegotiated loans have increased from 0.3 percent of total loans at September 30, 1995, to
0.6 percent as of September 30, 1996.  Of the loans in this category,
48.1 and 60.5 percent were secured by real estate at September 30, 1996 and 1995, respectively. Potential problem loans, other than underperforming loans, amounted to $35,432,000 at September 30, 1996 and $26,326,000 at September 30, 1995.


ALLOWANCE FOR LOAN LOSSES

Net charge-offs amounted to $413,000 during the third quarter of 1996 and $976,000 during the first nine months of 1996, compared to net recoveries of $26,000 and $120,000 in the year-earlier periods.

The provision for loan losses during the first nine months of 1996 was $801,000, compared to $115,000 from the comparable year-ago period. The provision is based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of September 30, 1996, management considered the allowance for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the third quarter of 1996 increased $303,000, or 17.0 percent, and for the first nine months of 1996 increased $713,000, or 14.2 percent from the year-ago periods. Trust income increased $133,000 or 11.6 percent, and service charges on deposit accounts increased $524,000, or 26.2 percent, from the year ago period due to changes in fee schedules. Net security gains were $32,000 for the first nine months of 1996, compared to $25,000 for the same period 1995. Other noninterest income increased $49,000, or 2.6 percent, during 1996.

NONINTEREST EXPENSE

Noninterest expense increased $972,000, or 15.4 percent and $457,000 or 2.3 percent in the third quarter and the first nine months of 1996, respectively. Salaries and employee benefits decreased $150,000, or
3.8 percent for the third quarter and increased $140,000, or 1.3 percent for the first nine months of 1996. The decrease was primarily due to a reclassification of $129,000 and an additional $65,000 in expense related to a one-time contract settlement paid in 1995. Expenses of premises and equipment increased $84,000, or 9.1 percent for the third quarter and $137,000, or 5.0 percent, during 1996. The cost of Federal Deposit Insurance increased $655,000 for the quarter, due to a one-time assessment of $595,000 on September 30, 1996 for the Savings Association Insurance Fund, and decreased $101,000, or 11.8 percent, for the first nine months of 1996, due to a lower premium rate. Other items in this category increased $281,000, or 5.7 percent, primarily due to the reclassification of the contract.


FINANCIAL POSITION ANALYSIS

Cash and cash equivalents increased $8,677,000, or 29.2 percent, and interest-bearing deposits in banks decreased $4,210,000, or 62.1 percent, during the past year. Federal funds sold increased
$1,550,000, or 83.8 percent.

Securities increased $29,434,000, or 13.0 percent, during the past year. The largest increase was in nontaxable municipals which increased $51,642,000, or 123.2 percent. U.S. Government Agencies increased $9,058,000, or 7.9 percent; and nonmarketable equity securities increased $1,291,000, or 42.1 percent. The increase in equity securities was primarily due to the purchase of additional stock in two Federal Home Loan Banks. Marketable equity securities increased $750,000, or 58.4 percent; and taxable municipals increased $5,000, or 0.2 percent. Decreases were noted in U.S. Treasury securities which decreased $27,871,000, or 69.4 percent, and in corporate and mortgage-backed securities which decreased $5,018,000, or 22.9 percent. The market value adjustment on securities available for sale decreased $423,000, or 247.4 percent. Amortized cost and fair values of securities at September 30, 1996, with dollar amounts in thousands are on the following page:

Securities held to maturity:

                                         Gross      Gross
                            Amortized  Unrealized Unrealized     Fair
                               Cost      Gains      Losses      Value
                            ---------  ---------- ----------  --------
U. S. Government and
 agency securities           $ 24,865    $  110     $    2    $ 24,973
State and municipal
 securities:
   Taxable                      3,021        31         41       3,011
   Nontaxable                  93,550     1,419      1,024      93,945
Corporate securities           13,687        87         40      13,734
Mortgage-backed securities      8,014       137         22       8,129
                             --------    ------     ------    --------
                             $143,137    $1,784     $1,129    $143,792
                             --------    ------     ------    --------
                             --------    ------     ------    --------

Securities available for sale:

                                         Gross      Gross
                            Amortized  Unrealized Unrealized      Fair
                               Cost      Gains      Losses       Value
                            ---------  ---------- ----------  --------
U.S. Government and
 agency securities           $ 46,008    $  299     $  227    $ 46,080
Corporate securities            3,064         3          -       3,067
Mortgage-backed securities     57,864       258        742      57,380
Marketable equity securities    2,035         -        185       1,850
                             --------    ------     ------    --------
                             $108,971    $  560     $1,154    $108,377
                             --------    ------     ------    --------
                             --------    ------     ------    --------

At September 30, 1996, the security portfolio included $5,144,000 in structured notes, which were comprised of $973,000 in an indexed amortizing note that has a price volatility comparable to a callable U.S. Government agency of like maturity; $575,000 in delevered floating notes; and $3,596,000 in ratchet capped floating rate notes. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

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

As part of its strategic plan, the Corporation has increased total loans while maintaining competitive rates. Loans increased $81,361,000, or 12.6 percent, during the past year. All types of loans increased with the largest increase being in loans secured by real estate which increased $28,985,000, or 8.6 percent. Commercial loans increased $24,610,000, or 17.5 percent; and consumer loans increased $17,940,000, or 14.9 percent. Lease financing increased to $13,461,000 up from $6,447,000 at September 30, 1995; and agricultural loans increased $2,166,000, or 7.0 percent. All other loans increased $646,000, or 5.9 percent.

Other real estate owned decreased $205,000, or 46.7 percent, from September 30, 1995.

Total deposits have increased $67,665,000, or 8.9 percent, since
September 30, 1995. Interest-bearing deposits increased $54,385,000, or 8.1 percent, during the past year, while noninterest-bearing deposits increased $13,280,000, or 15.4 percent.


SHAREHOLDERS' EQUITY

The Corporation and each financial institution subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                              Minimum
                           Requirements     9/30/96        9/30/95
                           ------------     -------        -------
     Tier I capital to
      risk-based assets        4.00%         14.75%         17.40%
     Total capital to
      risk-based assets        8.00%         15.41%         18.20%
     Tangible equity to
      tangible assets          3.00%         10.27%         12.17%



            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     27  Financial Data Schedule (included only in electronic filing)

REPORTS ON FORM 8-K

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



November 13, 1996