Form 10-K
period 1996-12-31
NATIONAL CITY BANCSHARES INC
filed 1997-03-27
CIK 764241

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                        Commission file number 0-13585

                        NATIONAL CITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

         Indiana                                           35-1632155
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

227 Main Street, P.O. Box 868, Evansville, Indiana               47705-0868
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  812-464-9677

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, $1.00 STATED VALUE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the closing sales price of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $302,022,978.

The number of shares outstanding of the registrant's common stock, $1.00 stated value was 9,433,046 at February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996. (Part I, Part II, and Part
     IV)

(2)  Portions of the Registrant's Proxy Statement for the Annual
     Shareholders' Meeting to be held April 15, 1997.  (Part III)


                       Exhibit Index appears on page 21.

                         NATIONAL CITY BANCSHARES, INC.
                          1996 FORM 10-K ANNUAL REPORT

                               Table of contents

                                                                  PAGE
                                                                NUMBER

                                   PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . .    4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .   13
Item  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .   13
Item  4.  Submission of Matters to a Vote of Security Holders  .   13


                                   PART II

Item  5.  Market for Registrant's Common Equity and Related
          Shareholder Matters  . . . . . . . . . . . . . . . . .   14
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . .   14
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . .   14
Item  8.  Financial Statements and Supplementary Data  . . . . .   14
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure  . . . . . . . . .   14


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant . .   15
Item 11.  Executive Compensation . . . . . . . . . . . . . . . .   15
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . .   15
Item 13.  Certain Relationships and Related Transactions . . . .   15


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . . . .   16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                                   FORM 10-K
                         NATIONAL CITY BANCSHARES, INC.
                               December 31, 1996


                                     PART I


ITEM  1.   BUSINESS

National City Bancshares, Inc., (the "Corporation"), is an Indiana corporation organized in 1985 to engage in the business of a bank holding company. Based in Evansville, Indiana, as of December 31, 1996, the Corporation had thirteen wholly owned subsidiaries, including ten commercial banks and one savings bank (each, a "Bank" and, collectively, the "Banks") serving twenty-four communities from a total of thirty-three banking centers, one leasing corporation, one property management company, and one financial services company (which is a subsidiary of a Bank). Each subsidiary, its locations, number of offices, year founded, and date of acquisition by the Corporation is shown below.

                                       Number
Subsidiary and                           of     Year         Date of
Principal Cities Served                Offices Founded     Acquisition
-------------------------------------- ------- ------- ------------------
The National City Bank of Evansville      9     1850   May 6, 1985
  Evansville and Newburgh, Indiana
The Peoples National Bank of Grayville    1     1937   May 16, 1988
  Grayville, Illinois
The Farmers and Merchants Bank            1     1896   January 30, 1989
  Fort Branch, Indiana
First Kentucky Bank                       4     1916   November 30, 1990
  Sturgis, Morganfield, and
  Poole, Kentucky
Lincolnland Bank                          5     1904   December 17, 1993
  Dale, Chrisney, Grandview,
  Hatfield, and Rockport, Indiana
The Bank of Mitchell                      4     1882   December 17, 1993
  Mitchell, Bedford, and
  Paoli, Indiana
Pike County Bank                          3     1900   December 17, 1993
  Petersburg, Arthur, and
  Spurgeon, Indiana
The State Bank of Washington              2     1910   December 17, 1993
  Washington and Odon, Indiana
White County Bank                         1     1904   June 30, 1995
  Carmi, Illinois
United Federal Savings Bank               2     1890   August 31, 1995
  Vincennes and Princeton, Indiana
The First National Bank of Wayne City     1     1902   August 31, 1996
  Wayne City, Illinois

                                        Number
Subsidiary and                           of     Year       Date of
Principal Cities Served                Offices Founded   Acquisition
-------------------------------------- ------- ------- ----------------
NCBE Leasing Corp.                        1     1994   November 1, 1994
  Evansville, Indiana
Twenty-One Southeast Third Corporation    1     1996   May 22, 1996
  Evansville, Indiana
UniFed, Inc.                              1     1980   August 31,1995
  Vincennes, Indiana

The Banks provide a wide range of financial services to the communities they serve in Southwestern Indiana, Western Kentucky and Southeastern Illinois. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); and complete personal and corporate trust services. All of the Banks are members of the Federal Deposit Insurance Corporation.

On March 1, 1997, the Corporation acquired First Federal Savings Bank of Leitchfield, Leitchfield, Kentucky. The $55 million savings bank was acquired for $6.75 million in a transaction which was accounted for as a purchase.

The Corporation's nonbank subsidiary, NCBE Leasing Corp., operates as a full service equipment and real property leasing company offering its services to all commercial clients of the Corporation's subsidiary banks.

Twenty-One Southeast Third Corporation ("TSTC") is the Corporation's real estate property management subsidiary. TSTC is the entity through which the Corporation is constructing a nine story addition to the main office of The National City Bank of Evansville ("NCB"). Upon completion of the facility, three floors of the structure will be leased to NCB and the Corporation, and the remaining floors will be sold as condominiums. TSTC will continue to serve in a property management capacity after completion of the building.

UniFed, Inc., a wholly owned nonbank subsidiary of Pike County Bank (which is a wholly owned subsidiary of the Corporation), offers its customers a wide variety of mutual fund and annuity products as well as discount brokerage services.

At December 31, 1996, the Corporation and its subsidiaries had 444 full-time equivalent employees. The subsidiaries provide a wide range of employee benefits and consider employee relations to be excellent.

COMPETITION

The Corporation has active competition in all areas in which it presently engages in business. Each Bank competes for commercial and individual deposits and loans with commercial banks, thrift institutions, credit unions connected with local businesses, and other non-banking institutions. The Corporation's leasing company competes with bank and nonbank leasing companies as well as finance subsidiaries of major equipment vendors.

FOREIGN OPERATIONS

The Corporation and its subsidiaries have no foreign branches or significant business with foreign obligors or depositors.

REGULATION AND SUPERVISION

General

The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to regulation by the Board of Governors of the Federal Reserve Board ("FRB"). The Corporation files periodic reports with the FRB regarding the business operations of the Corporation and its subsidiaries, and is subject to examination by the FRB.

Under the BHCA, without the prior approval of the FRB, the Corporation may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the BHCA generally prohibits the Corporation from engaging in any nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. Legislation enacted during 1996 streamlined the approval process for well-capitalized and well-managed companies to engage (de novo or by acquisition) in types of nonbanking activities previously approved by the FRB. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Federal and state laws and regulations limit geographic expansion by the Corporation and the Banks. In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. This Act facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. During 1996, Indiana "opted in" to the provisions described in clauses (ii) and (iii) above. The effect of this new law may be to increase competition and competitive opportunities in the Corporation's market area. During 1997, the Corporation will have the power to consolidate the Banks or to establish branches in other states, subject to such states' decisions to "opt out" of the Act's optional provisions.

The Corporation is a legal entity separate and distinct from its subsidiaries. The source of the Corporation's cash flow, including cash flow to pay dividends on the Corporation's Common Stock, is the payment of dividends to the Corporation by the Banks. Generally, such dividends are limited to the lesser of (i) undivided profits (less bad debts in excess of the allowance for credit losses) and (ii) absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years. Banking regulatory agencies have the authority to prohibit the banking organizations they supervise from paying dividends if, in the regulator's opinion, the payment of dividends would constitute an unsafe or unsound practice.

The Banks are subject to additional restrictions on their transactions with affiliates, including the Corporation. State and federal statutes limit credit transactions with affiliates, prescribing forms and conditions deemed consistent with sound banking practices, and imposing limits on permitted collateral for credit extended.

In addition, the Corporation and the Banks are prohibited from engaging in certain "tie in" arrangements in connection with any extensions of credit, leases, sales of property or furnishing of services.

The Corporation's three national bank subsidiaries are supervised and regulated primarily by the Comptroller of the Currency ("OCC"). The three are also members of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act. The Corporation's two federal thrift subsidiaries are supervised and regulated primarily by the Office of Thrift Supervision ("OTS"). The Corporation's remaining depository institution subsidiaries are supervised and regulated primarily by their state banking supervisor and the Federal Deposit Insurance Corporation ("FDIC"). All of the Banks' deposits are federally insured; accordingly, the Banks are subject to the provisions of the Federal Deposit Insurance Act.

Under FRB policy, the Corporation is expected to serve as a source of financial and managerial strength to the Banks. The FRB requires the Corporation to stand ready to use its resources to provide adequate capital funds during periods of financial stress or adversity. This support may be required by the FRB at times when the Corporation may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), the Corporation is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of
(i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposes additional "cross guarantee" obligations. FIRREA provides generally that, upon the default of any bank of a multi-unit holding company, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC. Specifically, FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of a default. "Default" is defined generally as the appointment of a conservator or receiver. "In danger of a default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Regulatory Capital Requirements

The FRB has adopted risk-based capital guidelines that require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) of 8%. At least half of total capital must be composed of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles and other adjustments ("Tier I capital"). The remainder ("Tier II capital") may consist of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. At December 31, 1996, the Corporation's Tier I and total capital ratios were 14.74% and 15.58%, respectively.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I capital to total average assets (the "leverage ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Failure to meet capital requirements could subject the Corporation to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on business. At December 31, 1996, the Corporation's leverage ratio was 10.39%.

Each of the Banks is subject to similar risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Each complied with applicable minimums as of December 31, 1996, and qualified as well capitalized under the regulatory framework for prompt corrective action.

Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance or measures by banking regulators to correct the deficiency in the manner least costly to the deposit insurance fund. Corrective measures could include, among other things, implementing a capital restoration plan, requiring a reduction in total assets, requiring issuance of additional stock, requiring the bank to be acquired, or appointing a receiver for the institution. As discussed above, FRB policy may require the Corporation to act as a "source of strength" in such circumstances.

Banking regulators continue to propose changes to the capital standards to ensure banks measure and monitor interest rate risk and maintain adequate capital for that risk.

Deposit Insurance

The Banks are subject to federal deposit insurance assessments by either the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"). The assessment rate is based on classification of a depository institution into a risk assessment category. Such classification is based upon the institution's capital level and certain supervisory evaluations of the institution by its primary regulator. Each of the Corporation's subsidiaries is assessed at the lowest premium rate charged for its type of institution.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Corporation is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Banks.

Community Reinvestment Act

The Community Reinvestment Act of 1977 ("CRA") requires financial institutions to meet the credit needs of their entire communities, including low-income and moderate-income areas. In May, 1995, the federal banking regulators issued final regulations that adopt a performance-based evaluation system, which bases the CRA rating on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating a supervising bank and holding company's activities; for example, CRA performance may be considered in approving proposed bank acquisitions.

Additional Regulation, Government Policies, and Legislation

In addition to the restrictions discussed above, the activities and operations of the Corporation and the Banks are subject to a number of additional detailed, complex, and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Savings Act, anti-redlining legislation, and antitrust laws.

The actions and policies of banking regulatory authorities have had a significant effect on the operating results of the Corporation and the Banks in the past and are expected to do so in the future. Additional legislation or regulation at the federal or state level may further restrict the Corporation's operations.

A number of regulatory and legislative initiatives have the potential for eliminating many of the product line barriers presently separating the services offered by banks from those offered by nonbanking institutions. For example, Congress recently has considered legislation that would expand the scope of permissible business activities for bank holding companies (and in some cases banks) to include securities underwriting, and insurance services.

Finally, the earnings of the Banks are strongly affected by the attempts of the FRB to regulate aggregate national credit and the money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. The FRB's policies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. The effects of various FRB actions on future performance cannot be predicted.

STATISTICAL DISCLOSURE

The statistical disclosure on the Corporation and its subsidiaries, on a consolidated basis, included on pages 1, 4 through 16, and inside back cover of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996, is hereby incorporated by reference herein.

EXECUTIVE OFFICERS OF THE CORPORATION

Certain information concerning the Executive Officers of the Corporation, some of whom are also Executive Officers of NCB as of December 31, 1996, is set forth in the following table. All listed firms are or were subsidiaries of the Corporation or were acquired by the Corporation:

NAME                     AGE  OFFICE AND BUSINESS EXPERIENCE

John D. Lippert           63  Chairman of the Board and Chief
                              Executive Officer of the Corporation
                              since 1992.  President of the
                              Corporation from 1985 to 1993.
                              Director of the Corporation since 1985.
                              Chairman of the Board of NCB from 1992
                              to January 1996.  Chief Executive
                              Officer of NCB from 1989 to 1994.
                              President of NCB from 1984 to 1993 and
                              a Director from 1981 to December 1996.

Robert A. Keil            53  President and Director of the
                              Corporation since 1993.  Executive Vice
                              President of the Corporation from 1991
                              to 1993.  Assistant Secretary and
                              Assistant Treasurer of the Corporation
                              from 1985 to 1993.  Executive Vice
                              President of NCB from 1991 to 1993.

NAME                     AGE  OFFICE AND BUSINESS EXPERIENCE

Benjamin W. Bloodworth    61  Executive Vice President and Assistant
                              Secretary and Assistant Treasurer of
                              the Corporation since 1993.  Senior
                              Vice President of the Corporation from
                              1989 to 1993.  Executive Vice President
                              of NCB from 1991 to January 1996.
                              Director of The Peoples National Bank
                              of Grayville from 1988 to 1994 and from
                              1995 to May 1996.  Director of White
                              County Bank from 1995 to present.
                              Director of The Farmers and Merchants
                              Bank from 1989 to 1993.  Director of
                              Lincolnland Bank since 1994.  Director
                              of The State Bank of Washington from
                              1994 to 1995.

Michael F. Elliott        45  Executive Vice President of the
                              Corporation since 1993.  Director of
                              the Corporation since 1994.  Chairman
                              of the Board of NCB since January 1996.
                              President of NCB from 1994 to January
                              1996.  Chief Executive Officer and
                              Director of NCB since 1994.  Director
                              of United Federal Savings Bank from
                              1995 to December 1996.   Chairman of
                              the Board of The State Bank of
                              Washington from 1989 to July 1996;
                              Chief Executive Officer of The State
                              Bank of Washington from 1982 to 1994.
                              Chairman of the Board from 1990 to
                              December 1993 and President and Chief
                              Executive Officer from 1988 to December
                              1993 of Sure Financial Corporation.

Harold A. Mann            58  Secretary and Treasurer of the
                              Corporation since 1985.  Senior Vice
                              President and Controller of NCB from
                              1984 to 1995.  Director of Poole
                              Deposit Bank for 1994.

ITEM 2.  PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 1996, was $21,797,000. The Corporation's offices are located at 227 Main Street in downtown Evansville, Indiana, in a building owned in fee by NCB. The Banks, all branches, the leasing company, and the insurance company are located on premises either owned or leased. None of the property is subject to any major encumbrance. NCB committed in 1995 to build an addition to its main office to be completed in the third quarter of 1997. The approximate cost of the nine story building will be $15,000,000. NCB and the Corporation will occupy three floors of the building with the other six floors being sold as condominiums. NCB's and the Corporation's share of the building cost will be approximately $6,000,000. The Corporation, through its subsidiary, TSTC, is funding the project with the proceeds of a $15,000,000 term loan. The loan will be repaid by the proceeds of the sale of condominiums and the lease payments from NCB and the Corporation. There are no other material commitments for capital expenditures.


ITEM  3.   LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in legal proceedings from time to time arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a materially adverse effect on the Corporation's consolidated financial position or results of operations.


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS

Pages 1 and inside back cover of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are hereby incorporated by reference herein. Dividends are restricted by regulatory limitations, earnings, and the need to maintain adequate capital. Management intends to continue its current dividend policy subject to these restrictions.


ITEM  6.   SELECTED FINANCIAL DATA

Page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996, is hereby incorporated by reference herein.


ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

Pages 1, 4 through 16, and inside back cover of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference herein.


ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 17 through 33 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference herein.


ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the heading "Election of Directors and Information with Respect to Directors and Officers" on pages 3 to 5 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1997, is hereby incorporated by reference herein. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 13 through 14 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1997, is hereby incorporated by reference herein.


ITEM 11.   EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" on pages 7 through 13 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1997, is hereby incorporated by reference herein.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" on pages 1 through 2 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1997, is hereby incorporated by reference herein.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" on page 13 of the Corporation's Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1997, is hereby incorporated by reference herein.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries, included on pages 17 through 33 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are hereby incorporated by reference:

     Independent Auditor's Report
     Consolidated Statements of Financial Position, at
       December 31, 1996 and 1995
     Consolidated Statements of Income, for years ended
       December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows, for years ended
       December 31, 1996, 1995 and 1994
     Consolidated Statements of Shareholders' Equity,
       for years ended December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or related notes.

EXHIBITS

The following exhibits are submitted herewith or incorporated by reference:

  3(i)   Articles of Incorporation, as amended
  3(ii)  By-Laws of the Registrant
 10(a)   Term Loan Agreement
 10(b)   Incentive Stock Option Plan
 10(c)   Incentive Stock Option Plan, First Amendment
 10(d)   Incentive Stock Option Plan, Second Amendment
 10(e)   Supplemental Retirement Benefit Agreement between John D. Lippert and
           National City Bancshares, Inc.
 10(f)   Term Loan Agreement, First Amendment
 13      Annual Report to Shareholders for the year ended December 31, 1996
 21      Subsidiaries of the Registrant
 23      Consent of McGladrey & Pullen, LLP
 27      Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

A CURRENT REPORT dated December 23, 1996, for event of December 18, 1996, was filed reporting under Item 5 a program to repurchase up to five percent of its common stock during 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.


                                          NATIONAL CITY BANCSHARES, INC.



                                          By /s/ JOHN D. LIPPERT        3/19/97
                                             -------------------------  -------
                                             John D. Lippert             Date
                                             Chairman of the Board and
                                             Chief Executive Officer



                                          By /s/ ROBERT A. KEIL         3/19/97
                                             -------------------------  -------
                                             Robert A. Keil              Date
                                             President and
                                             Chief Financial Officer



                                          By /s/ HAROLD A. MANN         3/19/97
                                             -------------------------  -------
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



                                             /s/ JANICE L. BEESLEY      3/19/97
                                             -------------------------  -------
                                                 Janice L. Beesley       Date
                                                 Director



                                             /s/ MICHAEL F. ELLIOTT     3/19/97
                                             -------------------------  -------
                                                 Michael F. Elliott      Date
                                                 Director



                                             /s/ SUSANNE R. EMGE        3/19/97
                                             -------------------------  -------
                                                 Susanne R. Emge         Date
                                                 Director



                                             /s/ DONALD G. HARRIS       3/19/97
                                             -------------------------  -------
                                                 Donald G. Harris        Date
                                                 Director



                                             /s/ H. RAY HOOPS           3/19/97
                                             -------------------------  -------
                                                 Dr. H. Ray Hoops        Date
                                                 Director



                                             /s/ ROBERT A. KEIL         3/19/97
                                             -------------------------  -------
                                                 Robert A. Keil          Date
                                                 Director



                                             /s/ JOHN D. LIPPERT        3/19/97
                                             -------------------------  -------
                                                 John D. Lippert         Date
                                                 Director

                                             /s/ RONALD G. REHERMAN     3/19/97
                                             -------------------------  -------
                                                 Ronald G. Reherman      Date
                                                 Director



                                             /s/ LAURENCE R. STEENBERG  3/19/97
                                             -------------------------  -------
                                                 Laurence R. Steenberg   Date
                                                 Director

                                EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT

 3(i)            Articles of Incorporation, as amended

 3(ii) By-Laws of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1994)

10(a) Term Loan Agreement, dated as of June 26, 1996 between Twenty-One Southeast Third Corporation, National City Bancshares, Inc. and The Northern Trust Company; previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ending June 30, 1996 and incorporated herein by reference.

10(b) Incentive Stock Option Plan; previously filed as Exhibit 10(b) to Quarterly Report on Form
                 10-Q for the period ending June 30, 1996 and incorporated herein by reference.

10(c) Incentive Stock Option Plan, First Amendment, dated as of December 18, 1996.

10(d)            Incentive Stock Option Plan, Second
                 Amendment, dated as of March 19, 1997.

10(e) Supplemental Retirement Benefit Agreement between John D. Lippert and National City
                 Bancshares, Inc.

10(f) Term Loan Agreement, First Amendment, dated as of January 31, 1997.

13 Annual Report to Shareholders for the year ended December 31, 1996 (Except as expressly incorporated into this report, such report is furnished for the information of the Commission and is not to be deemed "filed" for purposes of The Securities Exchange Act of 1934.)

21               Subsidiaries of the Registrant

23               Consent of McGladrey & Pullen, LLP

27               Financial Data Schedule (Electronic Filing
                 Only)