Form 10-Q
period 1997-03-31
NATIONAL CITY BANCSHARES INC
filed 1997-05-14
CIK 764241

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


Commission file number:  0-13585


                   NATIONAL CITY BANCSHARES, INC.
       (Exact name of registrant as specified in its charter)


          INDIANA                                   35-1632155
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification No.)

   P.O. BOX 868, EVANSVILLE, INDIANA                47705-0868
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                   Yes (X)        No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT MAY 9, 1997
(Common stock,
 $1.00 Stated Value)                9,297,511

                   NATIONAL CITY BANCSHARES, INC.


                                INDEX

                                                           PAGE NO.
                  PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     March 31, 1997, December 31, 1996,
     and March 31, 1996                                           1

Condensed consolidated statements of income-
     three months ended March 31, 1997 and 1996                   2

Condensed consolidated statements of cash flows-
     three months ended March 31, 1997 and 1996                   3

Notes to condensed consolidated financial statements              6

Management's discussion and analysis of financial
     condition and results of operations                          8


                    PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                      13


                          SIGNATURES                             13

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
             (Dollar Amounts Other Than Share Data in Thousands)

                                                 March    December     March
                                                    31          31        31
                                                  1997        1996      1996
----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $   34,909  $   36,728  $ 33,025
Time deposits in banks                           1,487       1,784     3,446
Securities held to maturity                          -     158,295    98,504
Securities available for sale                  267,638     101,215   144,805
Nonmarketable equity securities                  6,036       5,165     4,632
Federal funds sold                               3,740         600     3,065
Loans                                          762,030     723,308   672,499
Less:  Allowance for loan losses                 6,526       6,275     5,479
----------------------------------------------------------------------------
  Loans-net                                    755,504     717,033   667,020
Premises and equipment                          25,044      21,797    15,510
Other real estate owned                             42          66       296
Income earned but not collected                 10,195      11,407     9,651
Other assets                                    18,307      14,996     8,934
----------------------------------------------------------------------------
TOTAL ASSETS                                $1,122,902  $1,069,086  $988,888
----------------------------------------------------------------------------
----------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-bearing demand                $   99,759  $  112,709  $ 96,441
  Interest-bearing savings and time            758,241     712,662   684,878
----------------------------------------------------------------------------
    Total deposits                             858,000     825,371   781,319
Federal funds purchased and securities
 sold under agreements to repurchase            76,923      64,294    48,737
Notes issued to the U.S. Treasury                2,153       1,721     2,094
Other borrowings                                57,084      49,706    31,960
Dividends payable                                1,498       1,512     1,143
Accrued interest payable                         4,038       4,032     3,856
Other liabilities                                5,758       4,739     4,695
----------------------------------------------------------------------------
  Total liabilities                          1,005,454     951,375   873,804
----------------------------------------------------------------------------

[CAPTION]

SHAREHOLDERS' EQUITY
Common stock - $1.00 stated value
                                                 9,356       9,435     9,141
              3/31/97   12/31/96    3/31/96
            ---------- ---------- ----------
 Authorized 20,000,000 20,000,000 20,000,000
 Outstanding 9,355,797  9,435,432  9,140,652
Capital surplus                                 53,925      56,457    48,594
Retained earnings                               54,649      51,780    57,445
Unrealized gain(loss) on securities
 available for sale                               (482)         39       (96)
----------------------------------------------------------------------------
  Total shareholders' equity                   117,448     117,711   115,084
----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,122,902  $1,069,086  $988,888
----------------------------------------------------------------------------
----------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                                           Three Months
                                                               Ended
                                                             March 31
---------------------------------------------------------------------------
                                                          1997         1996
---------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                             $16,365      $15,339
Interest and dividends on securities                     4,015        3,618
Interest on federal funds sold                              37          109
Interest on other investments                               31           61
---------------------------------------------------------------------------
  Total interest income                                 20,448       19,127
---------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                     7,563        7,458
Interest on funds borrowed                               1,484          933
---------------------------------------------------------------------------
  Total interest expense                                 9,047        8,391
---------------------------------------------------------------------------
NET INTEREST INCOME                                     11,401       10,736
Provision for loan losses                                  321          316
---------------------------------------------------------------------------
  Net interest income after
   provision for loan losses                            11,080       10,420
---------------------------------------------------------------------------
NONINTEREST INCOME
Trust income                                               426          373
Service charges on deposit accounts                        868          763
Securities gains (losses)                                  465           14
Other                                                      696          601
---------------------------------------------------------------------------
  Total noninterest income                               2,455        1,751
---------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                           4,117        3,741
Premises and equipment                                   1,011          971
Assessments of the FDIC                                     32           54
Other                                                    2,049        1,620
---------------------------------------------------------------------------
  Total noninterest expense                              7,209        6,386
---------------------------------------------------------------------------
  Income before income taxes                             6,326        5,785
Income taxes                                             1,958        2,015
---------------------------------------------------------------------------
NET INCOME                                             $ 4,368      $ 3,770
---------------------------------------------------------------------------
---------------------------------------------------------------------------

Earnings per share:
  Primary                                                $0.46        $0.41
  Fully diluted                                          $0.46        $0.41
Weighted average shares outstanding:
  Primary                                            9,532,345    9,270,598
  Fully diluted                                      9,534,572    9,270,598





The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                Ended
                                                               March 31
---------------------------------------------------------------------------
                                                            1997       1996
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  4,368   $  3,770
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Amortization                                                 94        188
 Depreciation                                                476        421
 Provision for loan losses                                   321        316
 Writedown of other real estate owned                          -         19
 Securities (gains) losses                                  (465)       (14)
 Originations of loans held for sale                      (3,757)    (7,289)
 Proceeds from sales of loans held for sale                3,804      7,351
 (Gain) loss on sales of loans held for sale                 (47)       (62)
 (Gain) loss on sale of property and equipment                (7)         -
 (Gain) loss on sale of other real estate                     (2)        (9)
 Increase (decrease) in deferred taxes                       (51)        96
Changes in assets and liabilities:
 (Increase) decrease in income earned but not collected    1,396        591
 (Increase) decrease in other assets                        (632)      (557)
 Increase (decrease) in accrued interest payable            (229)       294
 Increase (decrease) in other liabilities                  1,145        195
---------------------------------------------------------------------------
  Net cash flows provided by operating activities          6,414      5,310
---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing
  deposits in banks                                          297      1,577
Proceeds from matured securities held to maturity          6,761      2,530
Proceeds from matured securities available for sale        8,842     13,784
Proceeds from sales of securities held to maturity         3,509          -
Proceeds from sales of securities available for sale       1,705          -
Proceeds from sales of nonmarketable equity securities       803          -
Purchases of securities held to maturity                 (26,321)   (11,154)
Purchases of securities available for sale                  (662)   (11,903)
Purchases of nonmarketable equity securities                (901)      (677)
(Increase) decrease in federal funds sold                 (2,190)    (1,645)
(Increase) decrease in loans made to customers            (1,023)    (8,374)
Capital expenditures                                      (3,033)    (1,199)
Proceeds from sale of premises and equipment                  14          -
Proceeds from sale of other real estate owned                 55         77
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                    (5,846)         -
---------------------------------------------------------------------------
 Net cash flows provided by (used in)
   investing activities                                  (17,990)   (16,984)
---------------------------------------------------------------------------


                          (Continued on next page)

      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                 Ended
                                                                March 31
----------------------------------------------------------------------------
                                                            1997        1996
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $ (2,531)   $  6,599
Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                                12,629      (4,092)
Net proceeds (payments) on notes issued to
  the U.S. Treasury                                          432        (675)
Proceeds from other borrowings                             6,597      11,994
Payments on other borrowings                              (3,246)       (443)
Dividends paid                                            (1,512)     (1,175)
Repurchase of common stock                                (3,035)     (6,796)
Sale of common stock                                         423         343
----------------------------------------------------------------------------
  Net cash flows provided by (used in)
    financing activities                                   9,757       5,755
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (1,819)     (5,919)
Cash and cash equivalents at beginning of period          36,728      38,944
----------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 34,909   $  33,025
----------------------------------------------------------------------------
----------------------------------------------------------------------------




















                          (Continued on next page)

      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                 Ended
                                                                March 31
----------------------------------------------------------------------------
                                                            1997        1996
----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                $9,276      $8,098
  Income taxes                                               158         840

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Change in allowance for unrealized gain (loss)
  on securities available for sale                      $   (839)   $    662
Change in deferred taxes attributable to securities
  available for sale                                         318        (261)
Transfer of securities from held to maturity to
  available for sale                                     174,616           -
Other real estate acquired in settlement of loans              4           -
Transfer from premises and equipment to other
  real estate owned                                            -          41
Transfer from other real estate owned to other assets          -           7

Purchase of subsidiary:
 Purchase price                                         $  6,797
----------------------------------------------------------------------------
----------------------------------------------------------------------------
 Assets acquired:
  Cash and cash equivalents                                  951
  Securities                                               3,029
  Federal funds sold                                         950
  Loans                                                   37,773
  Premises and equipment                                     698
  Income earned but not collected                            184
  Other real estate owned                                     25
  Other assets                                             2,852
 Liabilities assumed:
  Deposits                                               (35,160)
  Other borrowings                                        (4,027)
  Accrued interest payable                                  (235)
  Deferred taxes payable                                     (34)
  Other liabilities                                         (209)
----------------------------------------------------------------------------
                                                        $  6,797
----------------------------------------------------------------------------
----------------------------------------------------------------------------






The accompanying notes are an integral part of these statements.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At March 31, 1997, the Corporation owned 100% of ten commercial bank subsidiaries, two savings bank subsidiaries, a leasing corporation, a property management company, and a financial services company. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1996 included in the Corporation's Annual Report on Form 10-K as filed with the SEC.

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

                                       3/31/97       12/31/96
                                    ------------   ------------
     Standby letters of credit      $ 10,555,000   $ 14,776,000
     Commitments to extend credit   $121,681,000   $103,299,000


NOTE 3

A five percent stock dividend was paid December 9, 1996, to shareholders of record November 25, 1996. A two-for-one stock split was issued April 19, 1996, to shareholders of record April 8, 1996. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend and stock split.


NOTE 4

On March 1, 1997, the Corporation acquired First Federal Savings Bank of Leitchfield, a $43 million savings bank located in Leitchfield, Kentucky. This acquisition was accounted for as a purchase, and the results of operations of First Federal Savings Bank of Leitchfield since the acquisition have been included in the financial statements. The excess of the acquisition cost over the fair value of net assets acquired in the amount of $2,772,000 will be amortized over 25 years using the straight-line method.


NOTE 5

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner currently used by the Corporation in computing fully diluted earnings per share.
SFAS 128 will be effective for financial statements issued for periods ending after December 15, 1997. If SFAS 128 had been in effect during the first quarter of 1997, basic earnings per share would have been $0.46 per share and diluted earnings per share would have been $0.46 per share.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended March 31, 1997, was $4,368,000, or $0.46 per share, compared to $3,770,000, or $0.41 per share, for the first quarter of 1996. This is an increase of $598,000, or 15.9 percent, in net income. The weighted average number of shares outstanding was 9,532,345 and 9,270,598 for the three months ended March 31, 1997 and 1996, respectively. Stock has been repurchased by the Corporation for the dividend reinvestment program and for the stock repurchase programs announced January 3, 1996 and December 23, 1996.

Net interest income in the first quarter of 1997 increased $1,082,000, or 9.6 percent, on a tax equivalent basis, from the year-ago quarter. Average earning assets were $1,005 million and $921 million, an increase of $84 million, or 9.1 percent, during the first quarter of 1997 and 1996, respectively. Loans increased an average of $66 million, or 9.9 percent, for the quarter. Average securities increased $26 million, or 10.6 percent. Average federal funds sold decreased $6 million, or 77.0 percent, and interest-bearing deposits in banks decreased $2 million, or 38.3 percent, for the quarter.

The growth in net interest income was due to a change in the mix of average earning assets. Total interest income increased $1,738,000, or 8.9 percent, on a tax equivalent basis, during the first three months of 1997 from the same period of 1996, compared to a $656,000, or 7.8 percent increase in total interest expense. The increase in interest income resulted from increased loan volume, higher rates of interest earned, and a change in the mix of average earning assets.

The net interest margin increased to 4.97 percent for the first quarter of 1997, compared to 4.90 percent during the year-ago quarter.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        3/31/97           3/31/96
  ---------------------------------------------------------------
  Nonaccrual loans                   $1,938,000        $2,244,000
  Restructured loans                     87,000           141,000
  90 days past due loans              1,039,000           851,000
  ---------------------------------------------------------------
    Total underperforming loans       3,064,000         3,236,000
  Nonaccrual securities:
    Agency-issued CMO                    27,000                 -
  Other real estate held                 42,000           296,000
  ---------------------------------------------------------------
    Total underperforming assets     $3,133,000        $3,532,000
  ---------------------------------------------------------------
  ---------------------------------------------------------------


Past due 90 days or more, nonaccrual, and renegotiated loans have decreased from 0.5 percent of total loans at March 31, 1996, to 0.4 percent as of March 31, 1997. Of the loans in this category, 55.5 and
54.5 percent were secured by real estate at March 31, 1997 and 1996, respectively. Potential problem loans, other than underperforming loans, amounted to $27,632,000 at March 31, 1997, and $28,598,000 at
March 31, 1996.


PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $236,000 during the first quarter of 1997, compared to $160,000 in the year-earlier period.

The provision for loan losses during the first three months of 1997 was $321,000 compared to $316,000 for the first three months of 1996. The provision is based on the quarterly review of the allowance for possible loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of March 31, 1997, management considered the reserve for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the first quarter of 1997 increased $704,000, or 40.2 percent, from the year-ago period. Trust income increased $53,000, or 14.2 percent, and service charges on deposit accounts increased $105,000, or 13.8 percent, over the first three months of 1996 mainly due to changes in fee schedules. Net securities gains were $14,000 for the first quarter of 1996 compared to $465,000 for the same period in 1997. The 1997 gain was primarily due to the sale of nonmarketable equity securities. Other noninterest income increased $95,000, or 15.8 percent, during 1997 due mainly to the implementation of new fees.

NONINTEREST EXPENSE

Noninterest expense increased $823,000, or 12.9 percent, in the first quarter of 1997. Salaries and employee benefits increased $376,000, or 10.1 percent; expenses of premises and equipment increased $40,000, or 4.1 percent; and other items in this category increased $429,000, or 26.5 percent, over the year-ago period. These increases were mainly due to acquisitions accounted for under the purchase method. The cost of Federal Deposit Insurance decreased $22,000, or 40.7 percent, as a $37,000 decrease due to a lower premium rate at a savings bank subsidiary was partially offset by increases of $13,000 in the commercial bank subsidiaries.


FINANCIAL POSITION ANALYSIS

Cash and cash equivalents increased $1,884,000, or 5.7 percent, and time deposits in banks decreased $1,959,000, or 56.9 percent, during the past year. Federal funds sold increased $675,000, or 22.0 percent.

Securities increased $25,733,000, or 10.4 percent, during the past year, with the largest increase of $71,761,000, or 106.5 percent in tax-exempt municipals. Nonmarketable equity securities increased $1,404,000, or 30.3 percent, primarily due to the purchase of additional stock in Federal Home Loan Banks. Taxable municipals increased $394,000, or 13.0 percent; and marketable equity securities increased $310,000, or 19.1 percent. Decreases were noted in U.S. Treasury securities which decreased $18,157,000, or 65.1 percent;
U.S. Government agencies which decreased $18,682,000, or 15.2 percent; and in other debt securities which decreased $10,683,000, or 51.8 percent. The market value adjustment on securities available for sale decreased $614,000, or 369.9 percent.

On March 31, 1997, the Corporation transferred $174,616,000 of securities classified as held to maturity to the available for sale category. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, these securities are now accounted for at fair value, and any unrealized gain or loss net of deferred tax effect is reflected as a separate component of shareholders' equity.

Amortized cost and fair values of securities with dollar amounts in thousands are as follows:

Securities available for sale:

                                         Gross       Gross
                            Amortized  Unrealized  Unrealized   Fair
                               Cost      Gains       Losses     Value
----------------------------------------------------------------------
U.S. Government and
 agency securities           $ 52,601    $  266      $  129    $52,738
Taxable municipals              3,415        32          41      3,406
Tax-exempt municipals         139,135     1,366       1,738    138,763
Corporate securities            9,822        57          17      9,862
Mortgage-backed securities     61,510       231         673     61,068
Marketable equity
 securities                     1,935        49         183      1,801
----------------------------------------------------------------------
  Total available for sale   $268,418    $2,001      $2,781   $267,638
----------------------------------------------------------------------
----------------------------------------------------------------------


The security portfolio at March 31, 1997, included $7,564,000 in structured notes, which were comprised of $3,001,000 in multi-coupon step-up notes, that have a price volatility comparable to a callable U.S. Government agency of like maturity; $2,399,000 in capped floating rate notes; $700,000 in ratchet capped floating rate notes; $983,000 in indexed amortizing notes; and $481,000 in delevered floating notes. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining high credit standards and competitive rates. Loans increased $89,531,000, or 13.3 percent, during the past year. The largest increase was in loans secured by real estate which increased $66,100,000, or 19.6 percent. Commercial loans increased $11,047,000, or 6.9 percent; consumer loans increased $7,009,000, or
5.4 percent; and direct lease financing increased $5,142,000, or 56.5 percent. All other types of loans increased $2,573,000, or 23.1 percent, except agricultural loans which decreased $2,340,000, or 9.3 percent.

Other real estate owned decreased $254,000, or 85.8 percent, from March 31, 1996.

Total deposits have increased $76,681,000, or 9.8 percent, since March 31, 1996. Noninterest-bearing deposits increased $3,318,000, or 3.4 percent, and interest-bearing deposits increased $73,363,000, or 10.7 percent, during this period.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                         Minimum
                      Requirements     3/31/97     3/31/96
                      ------------     -------     -------
Tier I capital to
 risk-based assets         4.00%        14.05%      16.55%
Total capital to
 risk-based assets         8.00%        14.90%      17.36%
Tangible equity to
 tangible assets           3.00%        10.05%      11.40%



            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

  11     Statement re Computation of Per Share Earnings
  27     Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

A CURRENT REPORT dated March 11, 1997, for event of March 11, 1997, was filed regarding the filing of sections of Registrant's 1996 Annual Report to Shareholders.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL CITY BANCSHARES, INC.
                                      (Registrant)


                              By  /s/  HAROLD A. MANN
                                  -----------------------------
                                   Harold A. Mann
                                   Secretary and Treasurer
                                   (On behalf of the registrant
                                   and in his capacity as Chief
                                   Accounting Officer.)



May 14, 1997

                             EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      -------------------------------------------------
     11             Statement re Computation of Per Share Earnings

     27             Financial Data Schedule (Electronic Filing Only)