Form 10-Q
period 1997-06-30
NATIONAL CITY BANCSHARES INC
filed 1997-08-14
CIK 764241

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997.

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

                                   Yes [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT AUGUST 11, 1997
(Common stock,
 $1.00 Stated value)                   9,590,331

                      NATIONAL CITY BANCSHARES, INC.


                                   INDEX

                                                            PAGE NO.
                      PART I - FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     June 30, 1997, December 31, 1996,
     and June 30, 1996                                            1

Condensed consolidated statements of income-
     three months and six months ended
     June 30, 1997 and 1996                                       2

Condensed consolidated statements of cash flows-
     six months ended June 30, 1997 and 1996                      3

Notes to condensed consolidated financial statements              6

Management's discussion and analysis of financial
     condition and results of operations                          9


                        PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders     14

Item 6 - Exhibits and Reports on Form 8-K                        15


                                SIGNATURES                       15

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
            Condensed Consolidated Statements of Financial Position
              (Dollar Amounts Other Than Share Data in Thousands)

                                                  June   December       June
                                                    30         31         30
                                                  1997       1996       1996
----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $   36,870 $   36,728 $   35,241
Time deposits in banks                           1,687      1,784      1,877
Securities held to maturity                          -    158,295    113,027
Securities available for sale                  261,041    101,215    121,366
Nonmarketable equity securities                  9,287      5,165      4,717
Federal funds sold                               2,400        600      1,000
Loans                                          783,797    723,308    700,127
Less:  Allowance for loan losses                 6,317      6,275      5,281
----------------------------------------------------------------------------
  Loans-net                                    777,480    717,033    694,846
Premises and equipment                          26,700     21,797     16,417
Other real estate owned                            207         66        264
Income earned but not collected                 11,426     11,407     10,128
Other assets                                    17,898     14,996      9,649
----------------------------------------------------------------------------
TOTAL ASSETS                                $1,144,996 $1,069,086 $1,008,532
----------------------------------------------------------------------------
----------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-bearing demand                $   98,979 $  112,709 $   94,643
  Interest-bearing savings and time            762,535    712,662    691,364
----------------------------------------------------------------------------
    Total deposits                             861,514    825,371    786,007
Federal funds purchased and securities
 sold under agreements to repurchase            61,908     64,294     46,746
Notes issued to the U.S. Treasury                4,552      1,721      2,681
Other borrowings                                86,564     49,706     47,884
Dividends payable                                1,485      1,512      1,453
Accrued interest payable                         4,086      4,032      3,896
Other liabilities                                7,617      4,739      4,742
----------------------------------------------------------------------------
  Total liabilities                          1,027,726    951,375    893,409
----------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Common stock - $1.00 stated value                9,233      9,435      9,072
               6/30/97   12/31/96    6/30/96
            ---------- ---------- ----------
 Authorized 20,000,000 20,000,000 20,000,000
 Outstanding 9,232,906  9,435,432  9,072,409
Capital surplus                                 49,303     56,457     46,746
Retained earnings                               57,747     51,780     59,962
Unrealized gain(loss) on securities
 available for sale                                987         39       (657)
----------------------------------------------------------------------------
  Total shareholders' equity                   117,270    117,711    115,123
----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,144,996 $1,069,086 $1,008,532
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

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                         Three Months         Six Months
                                            Ended                Ended
                                           June 30              June 30
----------------------------------------------------------------------------
                                         1997      1996       1997      1996
----------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans            $17,478   $15,488    $33,843   $30,827
Interest and dividends on securities    4,086     3,620      8,101     7,238
Interest on federal funds sold             38        54         75       163
Interest on other investments              34        38         65        99
----------------------------------------------------------------------------
  Total interest income                21,636    19,200     42,084    38,327
----------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                    8,019     7,308     15,582    14,766
Interest on funds borrowed              1,843     1,150      3,327     2,083
----------------------------------------------------------------------------
  Total interest expense                9,862     8,458     18,909    16,849
----------------------------------------------------------------------------
NET INTEREST INCOME                    11,774    10,742     23,175    21,478
Provision for loan losses                 183       205        504       521
----------------------------------------------------------------------------
 Net interest income after
   provision for loan losses           11,591    10,537     22,671    20,957
----------------------------------------------------------------------------
NONINTEREST INCOME
Trust income                              357       486        783       859
Service charges on deposit accounts       922       817      1,790     1,580
Securities gains (losses)                 154         9        619        23
Other                                     846       597      1,542     1,198
----------------------------------------------------------------------------
  Total noninterest income              2,279     1,909      4,734     3,660
----------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits          4,087     3,725      8,204     7,466
Premises and equipment                    974       925      1,985     1,896
Assessments of the FDIC                    46        55         78       109
Other                                   2,261     1,757      4,310     3,377
----------------------------------------------------------------------------
  Total noninterest expense             7,368     6,462     14,577    12,848
----------------------------------------------------------------------------
  Income before income taxes            6,502     5,984     12,828    11,769
Income taxes                            1,920     2,015      3,878     4,030
----------------------------------------------------------------------------
NET INCOME                            $ 4,582   $ 3,969    $ 8,950   $ 7,739
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Earnings per share:
  Primary                               $0.48     $0.41      $0.94     $0.80
  Fully diluted                         $0.48     $0.41      $0.94     $0.80
Weighted average shares outstanding:
  Primary                           9,444,417 9,559,772  9,488,085 9,646,950
  Fully diluted                     9,466,281 9,559,772  9,499,632 9,646,950







The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
---------------------------------------------------------------------------
                                                            1997       1996
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  8,950   $  7,739
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Amortization                                                202        310
 Depreciation                                                987        853
 Provision for loan losses                                   504        521
 Writedown of other real estate owned                         87         31
 Securities (gains) losses                                  (619)       (23)
 Originations of loans held for sale                      (7,974)   (12,353)
 Proceeds from sales of loans held for sale                8,084     12,452
 (Gain) loss on sales of loans held for sale                (110)       (99)
 (Gain) loss on sale of premises and equipment                (8)        (8)
 (Gain) loss on sale of other real estate owned                1          1
 Increase (decrease) in deferred taxes                       322        191
Changes in assets and liabilities:
 (Increase) decrease in income earned but not collected      165        113
 (Increase) decrease in other assets                        (401)    (1,334)
 Increase (decrease) in accrued interest payable            (181)       334
 Increase (decrease) in other liabilities                  1,683        510
---------------------------------------------------------------------------
   Net cash flows provided by operating activities        11,692      9,238
---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time
  deposits in banks                                           97      3,146
Proceeds from matured securities held to maturity          6,761      3,909
Proceeds from matured securities available for sale       25,377     37,194
Proceeds from sales of securities held to maturity         3,509          -
Proceeds from sales of securities available for sale      13,522          -
Proceeds from sales of nonmarketable equity securities       803          -
Purchases of securities held to maturity                 (26,321)   (27,023)
Purchases of securities available for sale               (19,775)   (12,875)
Purchases of nonmarketable equity securities              (4,152)      (762)
(Increase) decrease in federal funds sold                   (850)       420
(Increase) decrease in loans made to customers           (23,522)   (36,427)
Capital expenditures                                      (5,200)    (2,543)
Proceeds from sale of premises and equipment                  14          7
Proceeds from sale of other real estate owned                140        109
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                    (5,846)         -
---------------------------------------------------------------------------
 Net cash flows provided by (used in)
    investing activities                                 (35,443)   (34,845)
---------------------------------------------------------------------------


                          (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
---------------------------------------------------------------------------
                                                            1997       1996
---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $    983   $ 11,287
Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                                (2,386)    (6,083)
Net proceeds (payments) in notes issued to
  the U.S. Treasury                                        2,831        (88)
Proceeds from other borrowings                            84,925     29,023
Payments on other borrowings                             (52,094)    (1,548)
Dividends paid                                            (3,010)    (2,317)
Repurchase of common stock                                (8,722)    (9,094)
Sale of common stock                                         851        724
Proceeds from exercise of stock options                      515          -
---------------------------------------------------------------------------
  Net cash flows provided by (used in)
    financing activities                                  23,893     21,904
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         142     (3,703)
Cash and cash equivalents at beginning of period          36,728     38,944
---------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 36,870   $ 35,241
---------------------------------------------------------------------------
---------------------------------------------------------------------------






















                          (Continued on next page)

The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
---------------------------------------------------------------------------
                                                            1997       1996
---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                              $ 19,090    $16,516
  Income taxes                                             3,474      4,467

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES
Change in allowance for unrealized gain
  (loss) on securities available for sale               $  1,578    $ 1,586
Increase (decrease) in deferred taxes
  attributable to securities available for sale             (630)      (624)
Transfer of securities from held to maturity to
  available for sale                                     174,616          -
Other real estate acquired in settlement of loans            344         22
Dividends declared not yet paid                            1,485      1,453

Purchase of subsidiary:
 Purchase price                                         $  6,797
---------------------------------------------------------------------------
---------------------------------------------------------------------------
 Assets acquired:
  Cash and cash equivalents                             $    951
  Securities                                               3,029
  Federal funds sold                                         950
  Loans                                                   37,773
  Premises and equipment                                     698
  Income earned but not collected                            184
  Other real estate owned                                     25
  Other assets                                             2,852
 Liabilities assumed:
  Deposits                                               (35,160)
  Other borrowings                                        (4,027)
  Accrued interest payable                                  (235)
  Deferred taxes payable                                     (34)
  Other liabilities                                         (209)
---------------------------------------------------------------------------
                                                        $  6,797
---------------------------------------------------------------------------
---------------------------------------------------------------------------









The accompanying notes are an integral part of these statements.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At June 30, 1997, the Corporation owned 100% of nine commercial bank subsidiaries, one savings bank subsidiary, a leasing corporation, a property management company, and a financial services company. All significant intercompany transactions are eliminated in consolidation.

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

                                           6/30/97       12/31/96
   ---------------------------------------------------------------
   Standby letters of credit           $ 10,226,000   $ 14,776,000
   Commitments to extend credit        $116,628,000   $103,299,000


NOTE 3

A five percent stock dividend was paid December 9, 1996, to shareholders of record November 25, 1996. A two-for-one stock split was issued April 19, 1996, to shareholders of record April 8, 1996. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend and stock split.


NOTE 4

On March 1, 1997, the Corporation acquired First Federal Savings Bank of Leitchfield, a $43 million savings bank located in Leitchfield, Kentucky. This acquisition was accounted for as a purchase, and the results of operations of First Federal Savings Bank of Leitchfield since the acquisition have been included in the financial statements. The excess of the acquisition cost over the fair value of net assets acquired in the amount of $2,807,000 will be amortized over 25 years using the straight-line method.


NOTE 5

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner currently used by the Corporation in computing fully diluted earnings per share.
SFAS 128 will be effective for financial statements issued for periods ending after December 15, 1997. If SFAS 128 had been in effect during the period ending June 30, 1997, the following per share amounts would have been reported:

                                  Three Months       Six Months
                                  Ended June 30    Ended June 30
     -----------------------------------------------------------
     Basic earnings per share         $0.49            $0.95
     Diluted earnings per share        0.48             0.94


NOTE 6

On July 31, 1997, the Corporation acquired Bridgeport Bancorp, Inc. ("BBI"), Bridgeport, Illinois, in exchange for 374,986 shares of its common stock. BBI provides banking services to the Bridgeport area through its banking subsidiary, First National Bank of Bridgeport. At June 30, 1997, First National Bank of Bridgeport had total assets of $40 million, total loans of $22 million, and total deposits of $33 million. The transaction is being accounted for as a pooling of interests.

On August 6, 1997, the Corporation entered into an agreement for the acquisition by merger of Fourth First Bancorp ("Fourth First"), Huntingburg, Indiana, a one bank holding company for the First Bank of Huntingburg, an approximately $106 million bank located in Huntingburg, Indiana. The Corporation will issue shares of its common stock in exchange for all the outstanding common shares of Fourth First. The transaction, which is subject to shareholder and regulatory approval, is expected to be accounted for as a pooling of interests.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended June 30, 1997, was $4,582,000, or $0.48 per share, compared to $3,969,000, or $0.41 per share, for the second quarter of 1996. This is an increase of $613,000, or 15.4 percent, in net income. For the first six months of 1997, net income was $8,950,000, or $0.94 per share, compared to $7,739,000, or $0.80 per share, for the first six months of 1996, an increase of $1,211,000, or 15.7 percent, in net income. The weighted average number of shares outstanding was 9,444,417 and 9,488,085 for the three and six months, respectively, ended June 30, 1997, compared to 9,559,772 and 9,646,950 during the like periods last year. Stock has been repurchased by the Corporation for the dividend reinvestment program and for the stock repurchase programs announced January 3, 1996 and December 23, 1996.


NET INTEREST INCOME

For the first six months of 1997, net interest income increased $2,595,000, or 11.5 percent, on a tax equivalent basis, from the same period last year. Net interest income in the second quarter of 1997 increased $1,506,000, or 13.3 percent, on a tax equivalent basis, from the year-ago quarter. For the first six months of 1997 and 1996, average earning assets were $1,027 million and $926 million, respectively. Average earning assets were $1,050 million and $930 million, an increase of $119 million, or 12.8 percent, during the second quarters of 1997 and 1996, respectively. Average loans increased $84 million, or 12.3 percent, and average securities increased $35 million, or 14.5 percent, for the quarter.

The growth in net interest income was due to an increase in average earning assets. Total interest income increased $4,655,000, or 11.8 percent, on a tax equivalent basis, during the first six months of 1997 from the same period of 1996, compared to a $2,060,000, or 12.2 percent increase in total interest expense. The increase in interest income resulted from increased average earning assets.

The net interest margin increased to 4.90 percent for the second quarter of 1997, compared to 4.89 percent during the year-ago quarter and to 4.94 percent for the first six months of 1997 from 4.90 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of underperforming assets.

                                        6/30/97           6/30/96
  ---------------------------------------------------------------
  Nonaccrual loans                   $2,230,000        $2,260,000
  Restructured loans                     75,000           136,000
  90 days past due loans              1,596,000         1,238,000
  ---------------------------------------------------------------
     Total underperforming loans      3,901,000         3,634,000
  Nonaccrual securities:
     Agency-issued CMO                   24,000            37,000
  Other real estate held                207,000           264,000
  ---------------------------------------------------------------
     Total underperforming assets    $4,132,000        $3,935,000
  ---------------------------------------------------------------
  ---------------------------------------------------------------


Past due 90 days or more, nonaccrual, and renegotiated loans were 0.5 percent of total loans at June 30, 1997, and June 30, 1996. Of the loans in this category, 49.7 and 35.1 percent were secured by real estate at June 30, 1997 and 1996, respectively. Potential problem loans, other than underperforming loans, amounted to $36,728,000 at June 30, 1997 and $31,620,000 at June 30, 1996.


PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $392,000 during the second quarter and $628,000 during the first six months of 1997, compared to $403,000 during the second quarter and $563,000 during the first six months of 1996.

The provision for loan losses during the first six months of 1997 was $504,000 compared to $521,000 from the comparable year-ago period.
The provision is based on the quarterly review of the allowance for loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of June 30, 1997, management considered the reserve for loan losses adequate to provide for potential losses.


NONINTEREST INCOME

Noninterest income for the second quarter of 1997 increased $370,000, or 19.4 percent, and for the first six months of 1997 increased $1,074,000, or 29.3 percent, from the year-ago periods. Trust income decreased $76,000, or 8.9 percent, for the first six months of 1997. Service charges on deposit accounts increased $210,000, or 13.3 percent, from the year ago period due to changes in fee schedules.
Net securities gains were $619,000 for the first six months of 1997, compared to $23,000 for the same period 1996. Other noninterest income increased $344,000, or 28.7 percent, during 1997, primarily due to the implementation of new fees.

NONINTEREST EXPENSE

Noninterest expense increased $906,000, or 14.0 percent, and $1,729,000, or 13.5 percent, in the second quarter and the first six months of 1997, respectively. Salaries and employee benefits increased $362,000, or 9.7 percent, for the second quarter and $738,000 or 9.9 percent, for the first six months of 1997. Expenses of premises and equipment increased $49,000, or 5.3 percent, in the second quarter and $89,000, or 4.7 percent, for the first six months of 1997. The cost of federal deposit insurance decreased $9,000, or
16.4 percent, for the second quarter and $31,000, or 28.4 percent, for the first six months of 1997, respectively, due to a lower premium rate. Other items in this category increased $933,000, or 27.6 percent for the first six months of 1997. This increase was mainly due to acquisitions accounted for under the purchase method.

FINANCIAL POSITION ANALYSIS

Cash and cash equivalents increased $1,629,000, or 4.6 percent, and interest-bearing time deposits in banks decreased $190,000, or 10.1 percent, during the past year. Federal funds sold increased
$1,400,000, or 140.0 percent.

Securities increased $31,218,000, or 13.1 percent, during the past year. The largest increase was in nontaxable municipals which increased $66,286,000, or 79.9 percent. Nonmarketable equity securities increased $4,570,000, or 96.9 percent, due to the purchase of additional stock in Federal Home Loan Banks. Taxable municipals increased $189,000, or 6.3 percent. Decreases were noted in U.S. Government agencies which decreased $19,775,000, or 17.7 percent; other debt securities which decreased $13,887,000, or 68.5 percent;
U. S. Treasury securities which decreased $8,705,000, or 54.0 percent; and marketable equity securities which decreased $189,000, or 11.6 percent. The market value adjustment on securities available for sale at June 30, 1997, was an unrealized gain of $1,638,000, reflecting an increase of $2,729,000, from an unrealized loss of $1,091,000 at June 30, 1996.

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

Amortized cost and fair values of securities at June 30, 1997, with dollar amounts in thousands are on the following page:

Securities available for sale:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized     Fair
                              Cost      Gains       Losses       Value
----------------------------------------------------------------------
U.S. Government and
 agency securities          $ 42,407    $  267      $   85    $ 42,589
Taxable municipals             3,210        41          26       3,225
Tax-exempt municipals        149,244     2,356         616     150,984
Corporate securities           6,366        45           7       6,404
Mortgage-backed securities    56,740       261         432      56,569
Marketable equity
 securities                    1,436         2         168       1,270
----------------------------------------------------------------------
  Total available for sale  $259,403    $2,972      $1,334    $261,041
----------------------------------------------------------------------
----------------------------------------------------------------------


At June 30, 1997, the security portfolio included $2,296,000 in structured notes, which were comprised of $997,000 in an indexed amortizing note; $699,000 in ratchet capped floating rate notes; $500,000 in a delevered floating note; and $100,000 in a capped floating rate note. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

As part of its strategic plan, the Corporation successfully increased total loans while maintaining competitive rates. Loans increased $83,670,000, or 12.0 percent, during the past year. All types of loans increased with the largest increase noted in loans secured by real estate, which increased $70,236,000, or 20.2 percent. Direct lease financing increased $4,492,000, or 33.8 percent; commercial loans increased $3,021,000, or 1.8 percent; consumer loans increased $2,221,000, or 1.6 percent; and agricultural loans increased $710,000, or 2.5 percent. All other loans increased $2,990,000, or 26.5 percent.

Other real estate owned decreased $57,000, or 21.6 percent, from June
30, 1996.

Total deposits have increased $75,507,000, or 9.6 percent since June 30, 1996. Noninterest-bearing deposits increased $4,336,000, or 4.6 percent, during the past year, and interest-bearing deposits increased $71,171,000, or 10.3 percent, during this period.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                             Minimum
                          Requirements      6/30/97        6/30/96
     -------------------------------------------------------------
     Tier I capital to
      risk-based assets       4.00%          13.40%         15.96%
     Total capital to
      risk-based assets       8.00%          14.19%         16.71%
     Tangible equity to
      tangible assets         3.00%           9.42%         11.18%


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

DATE OF MEETING

The Annual Meeting of Shareholders was held April 15, 1997.

MATTERS VOTED UPON

(1) Three directors, each to serve a term of three years or until their successors shall have been duly elected and qualified, were elected during the Annual Meeting of Shareholders. The results of the vote were:

       Susanne R. Emge

          FOR 7,120,434    WITHHELD AUTHORITY 54,124

       Robert A. Keil

          FOR 7,124,380    WITHHELD AUTHORITY 51,063

       Laurence R. Steenberg

          FOR 7,123,585    WITHHELD AUTHORITY 50,973

There were 326,836 broker non-votes.

(2) The Board of Directors proposed for the approval by the shareholders the appointment of McGladrey & Pullen, LLP, Certified Public Accountants and Consultants as the independent certified public accountants for Registrant and subsidiaries for the fiscal year ending December 31, 1997. The results of the vote ratifying the appointment were:

       FOR 7,118,238   AGAINST  7,141   WITHHELD 49,474

There were 326,836 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

      3(ii)    By-Laws of the Registrant, as amended May 21, 1997
     11        Statement re Computation of Per Share Earnings
     27        Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

     NONE


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL CITY BANCSHARES, INC.
                                      (Registrant)


                              By   /s/ HAROLD A. MANN
                                   ----------------------------
                                   Harold A. Mann
                                   Secretary and Treasurer
                                   (On behalf of the registrant
                                   and in his capacity as Chief
                                   Accounting Officer.)



August 13, 1997

                             EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      --------------------------------------------------

     3(ii)          By-Laws of the Registrant, as amended May 21, 1997

    11              Statement re Computation of Per Share Earnings

    27              Financial Data Schedule (Electronic Filing Only)