Form 10-Q
period 1997-09-30
NATIONAL CITY BANCSHARES INC
filed 1997-11-14
CIK 764241

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

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

                                   Yes (X)        No  ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT OCTOBER 31, 1997
(Common stock,
 $1.00 Stated value)                   9,495,341

                   NATIONAL CITY BANCSHARES, INC.


                                INDEX

                                                            PAGE NO.
                  PART I  -  FINANCIAL INFORMATION

Condensed consolidated statements of
     financial position-
     September 30, 1997, December 31, 1996,
     and September 30, 1996                                       1

Condensed consolidated statements of income-
     three months and nine months ended
     September 30, 1997 and 1996                                  2

Condensed consolidated statements of cash flows-
     nine months ended September 30, 1997 and 1996                3

Notes to condensed consolidated financial statements              6

Management's discussion and analysis of financial
     condition and results of operations                          9


                    PART II  -  OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K                      14


                             SIGNATURES                          14

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
            Condensed Consolidated Statements of Financial Position
              (Dollar Amounts Other Than Share Data in Thousands)

                                             September   December  September
                                                    30         31         30
                                                  1997       1996       1996
----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $   31,228 $   36,728 $   38,436
Time deposits in banks                           2,484      1,784      2,573
Securities held to maturity                          -    158,295    143,137
Securities available for sale                  263,971    101,215    107,966
Nonmarketable equity securities                 10,120      5,165      4,766
Federal funds sold                                   -        600      3,400
Loans                                          819,186    723,308    728,888
Less:  Allowance for loan losses                 6,995      6,275      5,527
----------------------------------------------------------------------------
  Loans-net                                    812,191    717,033    723,361
Premises and equipment                          27,897     21,797     18,917
Other real estate owned                             65         66        234
Income earned but not collected                 11,881     11,407     10,901
Other assets                                    17,656     14,996     15,020
----------------------------------------------------------------------------
TOTAL ASSETS                                $1,177,493 $1,069,086 $1,068,711
----------------------------------------------------------------------------
----------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-bearing demand                $  102,382 $  112,709 $   99,245
  Interest-bearing savings and time            776,135    712,662    724,582
----------------------------------------------------------------------------
    Total deposits                             878,517    825,371    823,827
Federal funds purchased and securities
 sold under agreements to repurchase            70,977     64,294     65,051
Notes issued to the U.S. Treasury                4,568      1,721      3,222
Other borrowings                                84,704     49,706     48,271
Dividends payable                                1,522      1,512      1,447
Accrued interest payable                         4,447      4,032      3,918
Other liabilities                                8,742      4,739      5,941
----------------------------------------------------------------------------
  Total liabilities                          1,053,477    951,375    951,677
----------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Common stock-$1.00 stated value                  9,511      9,435      9,498
               9/30/97   12/31/96    9/30/96
            ---------- ---------- ----------
 Authorized 20,000,000 20,000,000 20,000,000
 Outstanding 9,510,741  9,435,432  9,497,561
Capital surplus                                 45,539     56,457     45,566
Retained earnings                               66,588     51,780     62,327
Unrealized gain (loss) on securities
 available for sale                              2,378         39       (357)
----------------------------------------------------------------------------
  Total shareholders' equity                   124,016    117,711    117,034
----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,177,493 $1,069,086 $1,068,711
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

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                           Three Months        Nine Months
                                              Ended               Ended
                                           September 30        September 30
----------------------------------------------------------------------------
                                          1997      1996      1997      1996
----------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans             $18,343   $16,134   $52,186   $46,961
Interest and dividends on securities     4,052     3,684    12,153    10,922
Interest on federal funds sold             105         8       180       171
Interest on other investments               46        30       111       129
----------------------------------------------------------------------------
  Total interest income                 22,546    19,856    64,630    58,183
----------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                     8,360     7,304    23,942    22,070
Interest on funds borrowed               2,154     1,339     5,481     3,422
----------------------------------------------------------------------------
  Total interest expense                10,514     8,643    29,423    25,492
----------------------------------------------------------------------------
NET INTEREST INCOME                     12,032    11,213    35,207    32,691
Provision for loan losses                  641       280     1,145       801
----------------------------------------------------------------------------
 Net interest income after
   provision for loan losses            11,391    10,933    34,062    31,890
----------------------------------------------------------------------------
NONINTEREST INCOME
Trust income                               479       421     1,262     1,280
Service charges on deposit accounts        981       946     2,771     2,526
Security gains (losses)                     47         9       666        32
Other                                      951       706     2,493     1,904
----------------------------------------------------------------------------
  Total noninterest income               2,458     2,082     7,192     5,742
----------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits           4,217     3,852    12,421    11,318
Premises and equipment                   1,092     1,006     3,077     2,902
Assessments of the FDIC                     42       649       120       758
Other                                    2,199     1,792     6,509     5,169
----------------------------------------------------------------------------
  Total noninterest expense              7,550     7,299    22,127    20,147
----------------------------------------------------------------------------
  Income before income taxes             6,299     5,716    19,127    17,485
Income taxes                             1,874     1,903     5,752     5,933
----------------------------------------------------------------------------
NET INCOME                             $ 4,425   $ 3,813   $13,375   $11,552
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Earnings per share:
  Primary                                $0.46     $0.40     $1.40     $1.20
  Fully diluted                          $0.46     $0.40     $1.40     $1.20
Weighted average shares outstanding:
  Primary                            9,603,165 9,512,031 9,526,749 9,601,860
  Fully diluted                      9,606,389 9,512,031 9,535,520 9,601,860






      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
---------------------------------------------------------------------------
                                                            1997       1996
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $ 13,375   $ 11,552
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Amortization                                                444        251
 Depreciation                                              1,495      1,292
 Provision for loan losses                                 1,145        801
 Writedown of other real estate owned                         87         61
 Securities (gains) losses                                  (666)       (32)
 Originations of loans held for sale                     (16,226)   (17,775)
 Proceeds from sales of loans held for sale               16,483     17,909
 (Gain) loss on sales of loans held for sale                (257)      (134)
 (Gain) on sale of premises and equipment                   (123)       (21)
 (Gain) loss on sale of other real estate owned                1          1
 Increase (decrease) in deferred taxes                       362        329
Changes in assets and liabilities:
 (Increase) decrease in income earned but not collected     (290)        29
 (Increase) decrease in other assets                        (461)    (1,126)
 Increase (decrease) in accrued interest payable             180         49
 Increase (decrease) in other liabilities                  1,889      1,084
---------------------------------------------------------------------------
   Net cash flows provided by operating activities        17,438     14,270
---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time
  deposits in banks                                         (700)     3,938
Proceeds from matured securities held to maturity          6,761      7,938
Proceeds from matured securities available for sale       39,700     48,698
Proceeds from sales of securities held to maturity         3,509      1,200
Proceeds from sales of securities available for sale      16,880      6,155
Proceeds from sales of nonmarketable equity securities       803          -
Purchases of securities held to maturity                 (26,321)   (38,862)
Purchases of securities available for sale               (38,008)   (17,861)
Purchases of nonmarketable equity securities              (4,985)      (762)
(Increase) decrease in federal funds sold                  1,550     (1,880)
(Increase) decrease in loans made to customers           (58,902)   (41,008)
Capital expenditures                                      (8,775)    (5,132)
Proceeds from sale of premises and equipment               1,998         26
Proceeds from sale of other real estate owned                310        109
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                    (5,846)   (10,808)
---------------------------------------------------------------------------
 Net cash flows provided by (used in)
    investing activities                                 (72,026)   (48,249)
---------------------------------------------------------------------------


                          (Continued on next page)

      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
---------------------------------------------------------------------------
                                                            1997       1996
---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $ 17,986   $  5,828
Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                                 6,683     12,222
Net proceeds (payments) in notes issued to
  the U.S. Treasury                                        2,847        453
Proceeds from other borrowings                           122,275     29,557
Payments on other borrowings                             (91,304)    (1,695)
Dividends paid                                            (4,495)    (3,770)
Repurchase of common stock                               (13,322)   (10,318)
Sale of common stock                                       1,310      1,194
Issuance of common stock related to acquisition            6,572          -
Proceeds from exercise of stock options                      536          -
---------------------------------------------------------------------------
  Net cash flows provided by (used in)
    financing activities                                  49,088     33,471
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (5,500)      (508)
Cash and cash equivalents at beginning of period          36,728     38,944
---------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 31,228   $ 38,436
---------------------------------------------------------------------------
---------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                               $29,244    $25,443
  Income taxes                                             4,779      6,007

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES
Change in allowance for unrealized gain
  (loss) on securities available for sale               $ (3,848)   $ 1,090
Increase (decrease) in deferred taxes
  attributable to securities available for sale            1,509       (428)
Transfer of securities from held to maturity to
  available for sale                                     174,616          -
Other real estate acquired in settlement of loans            372         22






                          (Continued on next page)

       The accompanying notes are an integral part of these statements

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
---------------------------------------------------------------------------
                                                            1997       1996
---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES (Continued)
Purchase of subsidiary:
 Purchase price                                          $ 6,797   $ 12,038
---------------------------------------------------------------------------
---------------------------------------------------------------------------
 Assets acquired:
  Cash and cash equivalents                              $   951   $  1,230
  Interest-bearing deposits in banks                           -      1,488
  Securities                                               3,029     22,187
  Federal funds sold                                         950        100
  Loans                                                   37,773     24,214
  Premises and equipment                                     698        364
  Income earned but not collected                            184        688
  Other real estate owned                                     25          -
  Other assets                                             2,852      5,643
 Liabilities assumed:
  Deposits                                               (35,160)   (43,279)
  Other borrowings                                        (4,027)         -
  Accrued interest payable                                  (235)      (306)
  Deferred taxes payable                                     (34)         -
  Other liabilities                                         (209)      (291)
 Common stock issued                                           -          -
---------------------------------------------------------------------------
 Accounts payable                                        $ 6,797   $ 12,038
---------------------------------------------------------------------------
---------------------------------------------------------------------------




















      The accompanying notes are an integral part of these statements.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At September 30, 1997, the Corporation owned 100% of ten commercial bank subsidiaries, one savings bank subsidiary, a leasing corporation, a property management company, and a financial services company. All significant intercompany transactions are eliminated in consolidation.

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

                                          9/30/97       12/31/96
     -------------------------------------------------------------
     Standby letters of credit         $ 10,299,000   $ 14,776,000
     Commitments to extend credit      $132,861,000   $103,299,000


NOTE 3

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

On July 31, 1997, the Corporation issued 374,986 shares of the Corporation's common stock in exchange for all of the outstanding common stock of Bridgeport Bancorp, Inc. ("BBI"), Bridgeport, Illinois, the parent company of, First National Bank of Bridgeport.
At consummation of the merger, BBI was merged with the Corporation.
At June 30, 1997, First National Bank of Bridgeport had total assets of $40 million, total loans of $22 million, and total deposits of $33 million. Third quarter 1997 financial data reflect accounting for this transaction as a pooling of interests; however, due to the size of the acquired company, the Corporation did not restate earlier periods of 1997 or prior-year data. Management is currently reviewing whether this acquisition should be accounted for as a purchase; however, the consequences of using either method of accounting would not have a material adverse effect on the Corporation's financial statements.

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


NOTE 4

A five percent stock dividend was paid December 9, 1996, to shareholders of record November 25, 1996. A two-for-one stock split was issued April 19, 1996, to shareholders of record April 8, 1996. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend and stock split.

On October 22, 1997, the Corporation declared a five percent stock dividend payable on December 8, 1997, to shareholders of record at the close of business on November 24, 1997.

NOTE 5

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner currently used by the corporation in computing fully diluted earnings per share.
SFAS 128 will be effective for financial statements issued for periods ending after December 15, 1997. If SFAS 128 had been in effect during the period ending September 30, 1997, the following per share amounts would have been reported:

                                    Three Months    Nine Months
                                       Ended           Ended
                                    September 30    September 30
     -----------------------------------------------------------
     Basic earnings per share          $0.47           $1.42
     Diluted earnings per share         0.46            1.40


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET INCOME

Net income for the quarter ended September 30, 1997, was $4,425,000, or $0.46 per share, compared to $3,813,000, or $0.40 per share, for the third quarter of 1996. This is an increase of $612,000, or 16.1 percent. For the first nine months of 1997, net income was $13,375,000, or $1.40 per share, compared to $11,552,000, or $1.20 per share, for the first nine months of 1996, an increase of $1,823,000, or 15.8 percent. The weighted average number of shares outstanding was 9,603,165 and 9,526,749 for the three and nine months, respectively, ended September 30, 1997, compared to 9,512,031 and 9,601,860 during the like periods last year. Shares have been repurchased by the Corporation for the dividend reinvestment program and for the repurchase programs announced January 3, 1996 and December 23, 1996.


NET INTEREST INCOME

Net interest income in the third quarter of 1997 increased $1,243,000, or 10.5 percent, on a tax equivalent basis, from the year-ago quarter. For the first nine months of 1997, net interest income increased $3,838,000, or 11.2 percent, on a tax equivalent basis, from the same period last year. Average earning assets were $1,079,339,000 and $958,434,000, an increase of $120,905,000, or 12.6 percent, during the third quarters of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, average earning assets were $1,044,839,000 and $936,751,000, respectively. Average loans increased $88,826,000 or 12.5 percent, for the quarter, and average securities increased $30,876,000, or 12.8 percent, for the quarter.

The growth in net interest income was due to increases in average earning assets and average interest-bearing liabilities. Total interest income increased $7,769,000, or 13.0 percent, on a tax equivalent basis, during the first nine months of 1997 from the same period of 1996, compared to a $3,931,000, or 15.4 percent increase in total interest expense. The increases in both interest income and interest expense were primarily due to increases in volumes.

The net interest margin decreased to 4.82 percent for the third quarter of 1997, compared to 4.92 percent during the year-ago quarter and to 4.89 percent for the first nine months of 1997 from 4.91 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of underperforming assets.

                                        9/30/97           9/30/96
  ---------------------------------------------------------------
  Nonaccrual loans                   $2,693,000        $3,217,000
  Restructured loans                     75,000           192,000
  90 days past due loans              1,732,000         1,177,000
  ---------------------------------------------------------------
     Total underperforming loans      4,500,000         4,586,000
  Nonaccrual securities:
     Agency-issued CMO                   21,000            35,000
  Other real estate held                 65,000           234,000
  ---------------------------------------------------------------
     Total underperforming assets    $4,586,000        $4,855,000
  ---------------------------------------------------------------
  ---------------------------------------------------------------


Past due 90 days or more, nonaccrual, and renegotiated loans have decreased to 0.5 percent of total loans at September 30, 1997, from
0.6 percent as of September 30, 1996.  Of the loans in this category,
49.9 and 48.1 percent were secured by real estate at September 30, 1997 and 1996, respectively. Potential problem loans, other than underperforming loans, amounted to $36,359,000 at September 30, 1997 and $35,432,000 at September 30, 1996.


ALLOWANCE FOR LOAN LOSSES

Net charge-offs amounted to $314,000 during the third quarter of 1997 and $942,000 during the first nine months of 1997, compared to $413,000 and $976,000 in the corresponding periods in the prior years.

The provision for loan losses during the first nine months of 1997 was $1,145,000, compared to $801,000 from the comparable year-ago period. The provision is based on a quarterly review of the allowance for loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of September 30, 1997, management considered the reserve for loan losses adequate to provide for potential loan losses.


NONINTEREST INCOME

Noninterest income for the third quarter of 1997 increased $376,000, or 18.1 percent, and for the first nine months of 1997 increased $1,450,000, or 25.3 percent from the year-ago periods. Trust income decreased $18,000 or 1.4 percent for the first nine months of 1997. Service charges on deposit accounts increased $245,000, or 9.7 percent, from the year ago period due to changes in fee schedules.
Net security gains were $666,000 for the first nine months of 1997, compared to $32,000 for the same period 1996. Other noninterest income increased $589,000, or 30.9 percent, during 1997, primarily due to the implementation of new fees.

NONINTEREST EXPENSE

Noninterest expense increased $251,000, or 3.4 percent and $1,980,000 or 9.8 percent in the third quarter and the first nine months of 1997, respectively. Salaries and employee benefits increased $365,000, or
9.5 percent for the third quarter and $1,103,000, or 9.8 percent for the first nine months of 1997. Expenses of premises and equipment increased $86,000, or 8.6 percent for the third quarter and $175,000, or 6.0 percent, during 1997. The cost of federal deposit insurance decreased $607,000, or 93.5 percent, for the quarter, and decreased $638,000, or 84.2 percent, for the first nine months of 1997, which was primarily due to a one-time assessment of $595,000 on September 30, 1996 for the Savings Association Insurance Fund, and a lower premium rate. Other items in this category increased $1,340,000, or
25.9 percent for the first nine months of 1997, primarily due to acquisitions accounted for under the purchase method.


FINANCIAL POSITION ANALYSIS

Cash and cash equivalents decreased $7,208,000, or 18.8 percent, and interest-bearing time deposits in banks decreased $89,000, or 3.5 percent, during the past year. Federal funds sold decreased
$3,400,000, or 100.0 percent.

Securities increased $18,222,000, or 7.1 percent, during the past year principally due to acquisitions. The largest increase was in tax-exempt municipals which increased $59,783,000, or 63.9 percent. Taxable municipals increased $390,000, or 12.9 percent, and nonmarketable equity securities increased $5,354,000, or 112.3 percent, primarily due to the purchase of additional stock in Federal Home Loan Banks. All other types of securities decreased, with the largest decrease noted in U.S. Government and agency securities which decreased $28,049,000, or 39.6 percent. Mortgage-backed securities decreased $12,767,000, or 19.4 percent; corporate securities decreased $10,802,000, or 64.5 percent; and marketable equity securities decreased $188,000, or 11.6 percent. The market value adjustment on securities available for sale at September 30, 1997, was an unrealized gain of $3,907,000, reflecting an increase of $4,501,000, from an unrealized loss of $594,000 at September 30, 1996.

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

Amortized cost and fair values of securities at September 30, 1997, with dollar amounts in thousands are on the following page:

Securities available for sale:

                                         Gross       Gross
                            Amortized  Unrealized  Unrealized    Fair
                               Cost      Gains       Losses     Value
----------------------------------------------------------------------
U.S. Government and
 agency securities           $ 42,824    $  281      $   67   $ 43,038
Taxable municipals              3,411        58           8      3,461
Tax-exempt municipals         153,333     3,878         230    156,981
Corporate securities            5,949        33           2      5,980
Mortgage-backed securities     53,111       321         232     53,200
Marketable equity securities    1,436        28         153      1,311
----------------------------------------------------------------------
  Total available for sale   $260,064    $4,599      $  692   $263,971
----------------------------------------------------------------------
----------------------------------------------------------------------


At September 30, 1997, the security portfolio included $1,572,000 in structured notes, which were comprised of $982,000 in an indexed amortizing note, $490,000 in a delevered floating note, and $100,000 in a capped floating rate note. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

As part of its strategic plan, the Corporation has increased total loans while maintaining competitive rates. Loans increased $90,298,000, or 12.4 percent, during the past year. The acquisition of two banks during the year accounted for approximately $60,000,000 of this growth. All types of loans increased with the largest increase being in loans secured by real estate which increased $64,594,000, or 17.6 percent. Commercial loans increased $11,621,000, or 7.0 percent; and consumer loans increased $4,054,000, or 2.9 percent. Lease financing increased $6,139,000, or 45.6 percent; and agricultural loans increased $696,000, or 2.1 percent. All other loans increased $3,194,000, or 27.6 percent.

Other real estate owned decreased $169,000, or 72.2 percent, from September 30, 1996.

Total deposits have increased $54,690,000, or 6.6 percent, since September 30, 1996. Interest-bearing deposits increased $51,553,000, or 7.1 percent, during the past year, and noninterest-bearing deposits increased $3,137,000, or 3.2 percent. The growth in deposits is attributable to the acquisition of two banks during the year, with total deposits of approximately $70,000,000 and interest-bearing deposits of approximately $66,000,000.

SHAREHOLDERS' EQUITY

The Corporation and each financial institution subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                              Minimum
                           Requirements     9/30/97        9/30/96
     -------------------------------------------------------------
     Tier I capital to
      risk-based assets        4.00%         13.45%         14.75%
     Total capital to
      risk-based assets        8.00%         14.29%         15.41%
     Tangible equity to
      tangible assets          3.00%          9.75%         10.27%


            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

     11  Statement re Computation of Per Share Earnings
     27  Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

A CURRENT REPORT dated October 21, 1997, for the event of October 16, 1997, was filed reporting under Item 5 the news release announcing earnings for the quarter ended September 30, 1997.

A CURRENT REPORT dated October 29, 1997, for the event of October 22, 1997, was filed reporting under Item 5 the declaration of both stock and cash dividends.


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



November 14, 1997

                             EXHIBIT INDEX

EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT
--------------      -------------------------------------------------

      11             Statement re Computation of Per Share Earnings

      27             Financial Data Schedule (Electronic Filing Only)