Form 10-K
period 1997-12-31
NATIONAL CITY BANCSHARES INC
filed 1998-03-12
CIK 764241

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the closing sales price of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $409,019,391.

The number of shares outstanding of the registrant's common stock was 10,745,060 at February 27, 1998.

                         DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997. (Part I, Part II, and Part
     IV)

(2)  Portions of the Registrant's Proxy Statement for the Annual
     Shareholders' Meeting to be held May 20, 1998.  (Part III)

                            NATIONAL CITY BANCSHARES, INC.
                             1997 FORM 10-K ANNUAL REPORT

                                  Table of contents

                                                                 PAGE
                                                               NUMBER
                                   PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . .    4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .   12
Item  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .   12
Item  4.  Submission of Matters to a Vote of Security Holders  .   12


                                       PART II

Item  5.  Market for Registrant's Common Equity and Related
          Shareholder Matters  . . . . . . . . . . . . . . . . .   13
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . .   13
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . .   13
Item  7A. Quantitative and Qualitative Disclosures about
          Market Risk  . . . . . . . . . . . . . . . . . . . . .   13
Item  8.  Financial Statements and Supplementary Data  . . . . .   13
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure  . . . . . . . . .   13


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . .   14
Item 11.  Executive Compensation . . . . . . . . . . . . . . . .   14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . .   14
Item 13.  Certain Relationships and Related Transactions . . . .   14


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K  . . . . . . . . . . . . . . . . .   15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                                      FORM 10-K
                            NATIONAL CITY BANCSHARES, INC.
                                  December 31, 1997


                                        PART I


ITEM  1.   BUSINESS

National City Bancshares, Inc., (the "Corporation"), is an Indiana corporation organized in 1985 to engage in the business of a bank holding company. Based in Evansville, Indiana, as of December 31, 1997, the Corporation had fourteen wholly-owned subsidiaries, including eleven commercial banks and one savings bank (each, a "Bank" and, collectively, the "Banks") serving thirty-two communities from a total of forty-one banking centers, one leasing corporation, one property management company, and one financial services company (which is a subsidiary of a Bank). Each subsidiary, its locations, number of offices, year founded, and date of affiliation with the Corporation is shown below.

                                       Number
Subsidiary and                           of      Year       Date of
Principal Cities Served                Offices  Founded   Affiliation
------------------------------------   -------  -------   -----------
The National City Bank of Evansville     11      1850     May 6, 1985
  Evansville, Newburgh, Fort Branch
  Princeton, and Mount Vernon, IN
The Peoples National Bank of Grayville    1      1937     May 16, 1988
  Grayville, IL
First Kentucky Bank                       5      1916     November 30, 1990
  Sturgis, Morganfield, Poole,
  Uniontown, KY
Lincolnland Bank                          5      1904     December 17, 1993
  Dale, Chrisney, Grandview,
  Hatfield, and Rockport, IN
The Bank of Mitchell                      4      1882     December 17, 1993
  Mitchell, Bedford, and
  Paoli, IN
Pike County Bank                          3      1900     December 17, 1993
  Petersburg, Arthur, and
  Spurgeon, IN
Alliance Bank                             3      1910     December 17, 1993
  Vincennes, Washington and Odon, IN
White County Bank                         1      1904     June 30, 1995
  Carmi, IL
The First National Bank of Wayne City     1      1902     August 31, 1996
  Wayne City, IL
First Federal Savings Bank of             2      1961     March 1, 1997
 Leitchfield
  Leitchfield and Hardinsburg, KY
First National Bank of Bridgeport         1      1906     August 1, 1997
  Bridgeport, IL

                                       Number
Subsidiary and                           of      Year       Date of
Principal Cities Served                Offices  Founded   Affiliation
------------------------------------   -------  -------   -----------
First Bank of Huntingburg                 3      1907     December 31, 1997
  Huntingburg and Ferninand, IN
NCBE Leasing Corp.                        1      1994     November 1, 1994
  Evansville, IN
Twenty-One Southeast Third Corporation    1      1996     May 22, 1996
  Evansville, IN
UniFed, Inc.                              1      1980     August 31,1995
  Vincennes, IN

The Banks provide a wide range of financial services to the communities they serve in Southwestern Indiana, Western Kentucky and Southeastern Illinois. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); and complete personal and corporate trust services. All deposits are insured by the Federal Deposit Insurance Corporation.

The Corporation's nonbank subsidiary, NCBE Leasing Corp., operates as a full service equipment and real property leasing company offering its services to all commercial clients of the Corporation's subsidiary banks.

Twenty-One Southeast Third Corporation ("TSTC") is the Corporation's real estate property management subsidiary. TSTC is the entity through which the Corporation constructed a nine story addition to the main office of The National City Bank of Evansville ("NCB"). NCB and the Corporation occupy three floors of the building with the remaining floors sold as condominiums. TSTC serves in a property management capacity for this facility.

UniFed, Inc., a wholly-owned nonbank subsidiary of Alliance Bank (which is a wholly-owned subsidiary of the Corporation), offers its customers a wide variety of mutual fund and annuity products as well as discount brokerage services.

At December 31, 1997, the Corporation and its subsidiaries had 510 full-time equivalent employees. The subsidiaries provide a wide range of employee benefits and consider employee relations to be excellent.

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

The Corporation's four national bank subsidiaries are supervised and regulated primarily by the Comptroller of the Currency ("OCC"). They are also members of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act. The Corporation's federal thrift subsidiary is supervised and regulated primarily by the Office of Thrift Supervision ("OTS"). The Corporation's remaining depository institution subsidiaries are supervised and regulated primarily by their state banking supervisor and the Federal Deposit Insurance Corporation ("FDIC"). All of the Banks' deposits are federally insured; accordingly, the Banks are subject to the provisions of the Federal Deposit Insurance Act.

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Corporation, the Banks, as well as their officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under "Deposit Insurance", the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, it fails to become adequately capitalized when required to do so, it fails to submit a timely and acceptable capital restoration plan, or it materially fails to implement an accepted capital restoration plan.

Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

Acquisitions and Changes in Control

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

Federal and state laws and regulations limit geographic expansion by the Corporation and the Banks. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, subject to certain conditions, (i) bank holding companies may acquire banks located in states outside their home state, (ii) the interstate merger of banks is allowed, subject to the right of individual states to "opt out" of this authority, and (iii) banks may establish new branches on an interstate basis, provided that such action is specifically authorized by the law of the host state.

The Change in Bank Control Act (the "CBCA") prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Corporation. In addition, any company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of the Corporation, or otherwise obtaining control or a "controlling influence" over the Corporation.

Dividends and Other Relationships with Affiliates

The Corporation is a legal entity separate and distinct from its subsidiaries. The source of the Corporation's cash flow, including cash flow to pay dividends on the Corporation's Common Stock, is the payment of dividends to the Corporation by the Banks. Generally, such dividends are limited to the lesser of (i) undivided profits (less bad debts in excess of the allowance for credit losses) and (ii) absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years. Further, a depository institution may not pay a dividend if (i) it would thereafter be "undercapitalized" as determined by federal banking regulatory agencies or (ii) if, in the opinion of the appropriate banking regulator, the payment of dividends would constitute an unsafe or unsound practice.

The Banks are subject to additional restrictions on their transactions with affiliates, including the Corporation. State and federal statutes limit credit transactions with affiliates, prescribing forms and conditions deemed consistent with sound banking practices, and imposing limits on permitted collateral for credit extended.

Under FRB policy, the Corporation is expected to serve as a source of financial and managerial strength to the Banks. The FRB requires the Corporation to stand ready to use its resources to provide adequate capital funds during periods of financial stress or adversity. This support may be required by the FRB at times when the Corporation may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), the Corporation may be required to provide limited guarantee of compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposes additional "cross guarantee" obligations. FIRREA provides generally that, upon the default of any bank of a multi-unit holding company, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC, even if this renders the affiliate insolvent. Any obligation of a subsidiary to its holding company is subordinate to cross-guarantee liabilities and the rights of depositors.

Regulatory Capital Requirements

The Corporation and the Banks are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. All complied with applicable minimums as of December 31, 1997, and each Bank qualified as well capitalized under the regulatory framework for prompt corrective action. See footnote 14 to the consolidated financial statements.

Failure to meet capital requirements could result in a variety of enforcement remedies, including the termination of deposit insurance or measures by banking regulators to correct the deficiency in the manner least costly to the deposit insurance fund.

Deposit Insurance

The Banks are subject to federal deposit insurance assessments by either the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"). The assessment rate is based on classification of a depository institution into a risk assessment category. Such classification is based upon the institution's capital level and certain supervisory evaluations of the institution by its primary regulator. Each of the Corporation's subsidiaries is assessed at the lowest premium rate charged.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 ("CRA") requires financial institutions to meet the credit needs of their entire communities, including low-income and moderate-income areas. CRA regulations impose a performance-based evaluation system, which bases the CRA rating on an institution's actual lending, service, and investment performance. Federal banking agencies may take CRA compliance into account when regulating a bank or bank holding company's activities; for example, CRA performance may be considered in approving proposed bank acquisitions. None of the Banks received a rating less than satisfactory on its most recent CRA examination.

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

Various additional legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment for the Corporation and its subsidiaries in substantial and unpredictable ways. The Corporation cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations would have upon the financial condition or results of operations of the Corporation or its subsidiaries.

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

STATISTICAL DISCLOSURE

The statistical disclosure on the Corporation and its subsidiaries, on a consolidated basis, included on pages 1, 6 through 18, and inside back cover of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997, is hereby incorporated by reference herein.

EXECUTIVE OFFICERS OF THE CORPORATION

Certain information concerning the Executive Officers of the Corporation as of February 28, 1998, is set forth in the following table.

NAME                     AGE  OFFICE AND BUSINESS EXPERIENCE
-------------------     ----  ------------------------------------------------
Michael F. Elliott        46  Chairman of the Board and Chief
                              Executive Officer of the Corporation
                              since 1998.  Executive Vice President
                              of the Corporation from 1993 to 1998.
                              Director of the Corporation since 1994.
                              Chairman of the Board of NCB since
                              1996.  President of NCB from 1994 to
                              1996.  Chief Executive Officer and
                              Director of NCB since 1994.  Director
                              of United Federal Savings Bank from
                              1995 to December 1996.  Chairman of the
                              Board of The State Bank of Washington
                              from 1989 to 1996; Chief Executive
                              Officer of The State Bank of Washington
                              from 1982 to 1994.  Chairman of the
                              Board from 1990 to December 1993 and
                              President and Chief Executive Officer
                              from 1988 to 1993 of Sure Financial
                              Corporation.

Robert A. Keil            54  President and Director of the
                              Corporation since 1993.  Executive Vice
                              President of the Corporation from 1991
                              to 1993.  Assistant Secretary and
                              Assistant Treasurer of the Corporation
                              from 1985 to 1993.  Executive Vice
                              President of NCB from 1991 to 1993.

Curtis D. Ritterling      41  Executive Vice President since 1997.
                              Chairman of the Board, President, and
                              Chief Executive Officer of Boatman's
                              Bank of South Central Illinois from
                              1995 to 1997.  Chairman of the Board,
                              President, and Chief Executive Officer
                              of Boatmen's Bank of Marshall,
                              Missouri, from 1990 to 1995.

ITEM 2.  PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 1997, was $30,959,000. The Corporation's offices are located at 227 Main Street in downtown Evansville, Indiana, in a building owned in fee by NCB. The Banks, all branches, the leasing company, and the insurance company are located on premises either owned or leased. None of the property is subject to any major encumbrance. NCB committed in 1995 to build an addition to its main office to be completed in the second quarter of 1998. The approximate cost of the addition and renovation of the building is $18,000,000. NCB and the Corporation will occupy three floors of the building with the other six floors being sold as condominiums. Four of these six floors have been sold to entities outside of the Corporation. The Corporation's share of the building cost will be approximately $10,000,000. The Corporation, through its subsidiary, TSTC, is funding the project with the proceeds of a $15,000,000 term loan with the excess being funded internally. Payments from the purchasers will be used to repay the term loan. There are no other material commitments for capital expenditures.

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
           AND RELATED SHAREHOLDER MATTERS

Pages 1 and inside back cover of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are hereby incorporated by reference herein. Dividends are restricted by regulatory limitations, earnings, and the need to maintain adequate capital. Management intends to continue its current dividend policy subject to these restrictions.

ITEM  6.   SELECTED FINANCIAL DATA

Page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997, is hereby incorporated by reference herein.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

Pages 1, 6 through 18, and inside back cover of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference herein.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pages 14 and 15 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997, is incorporated by reference herein.

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 19 through 37 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference herein.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the heading "Election of Directors and Information with Respect to Directors and Officers" and also the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the
Corporation's Proxy Statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" in the Corporation's Proxy Statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" in the Corporation's Proxy Statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" in the Corporation's Proxy Statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference herein.

                                       PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries, included on pages 19 through 37 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are hereby incorporated by reference:

     Independent Auditor's Report
     Consolidated Statements of Financial Position, at
       December 31, 1997 and 1996
     Consolidated Statements of Income, for years ended
       December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows, for years ended
       December 31, 1997, 1996 and 1995
     Consolidated Statements of Shareholders' Equity,
       for years ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or related notes.

EXHIBITS

The list of exhibits is incorporated by reference to the Exhibit Index.

REPORTS ON FORM 8-K

A CURRENT REPORT dated October 21, 1997, for event of October 16, 1997, was filed reporting under Item 5 a news release announcing earnings for the quarter ended September 30, 1997.

A CURRENT REPORT dated October 29, 1997, for event of October 22, 1997, was filed reporting under Item 5 the declaration of a five percent (5%) stock dividend to be issued no later than December 8, 1997 to shareholders of record at the close of business on November 24, 1997. The Board of directors also declared a cash dividend of eighteen cents ($.18) per share payable January 7, 1998 to shareholders of record at the close of business on December 23, 1997.

A CURRENT REPORT dated December 5, 1997, for event of December 5, 1997, was filed reporting under Item 5 the restructuring of the Corporation's benefit program by replacing one of its retirement plans with an incentive cash-bonus plan for all employees. The change became effective January 1, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                              NATIONAL CITY BANCSHARES, INC.



                           By /s/ MICHAEL F. ELLIOTT        3/9/98
                              ---------------------------   -------
                              Michael F. Elliott              Date
                              Chairman of the Board and
                              Chief Executive Officer



                           By /s/ ROBERT A. KEIL            3/9/98
                              ---------------------------   -------
                              Robert A. Keil                  Date
                              President and
                              Chief Financial Officer



                           By /s/ STEPHEN C. BYELICK        3/9/98
                              ---------------------------   -------
                              Stephen C. Byelick, Jr.         Date
                              Secretary and Treasurer
                              (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              ---------------------------   -------
                              Janice L. Beesley               Date
                              Director



                              /s/ MICHAEL F. ELLIOTT        3/9/98
                              ---------------------------   -------
                              Michael F. Elliott              Date
                              Director



                              /s/ SUSANNE R. EMGE           3/9/98
                              ---------------------------   -------
                              Susanne R. Emge                 Date
                              Director




                              ---------------------------   -------
                              Donald G. Harris                Date
                              Director



                              /s/ H. RAY HOOPS              3/9/98
                              ---------------------------   -------
                              Dr. H. Ray Hoops                Date
                              Director



                              /s/ ROBERT A. KEIL            3/9/98
                              ---------------------------   -------
                              Robert A. Keil                  Date
                              Director



                              /s/ JOHN D. LIPPERT           3/9/98
                              ---------------------------   -------
                              John D. Lippert                 Date
                              Director

                              /s/ RONALD G. REHERMAN        3/9/98
                              ---------------------------   -------
                              Ronald G. Reherman              Date
                              Director



                              /s/ LAURENCE R. STEENBERG     3/9/98
                              ---------------------------   -------
                              Laurence R. Steenberg           Date
                              Director




                              ---------------------------   -------
                              Richard F. Welp                 Date
                              Director

                                    EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
--------  --------------------------------------------------------

 3(i) Articles of Incorporation (incorporated by reference to Exhibit 3A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

 3(ii)    By-Laws

 10(a)    Term Loan Agreement, dated as of June 26, 1996 between
          Twenty-One Southeast Third Corporation, National City
          Bancshares, Inc. and The Northern Trust Company
          (incorporated by reference to Exhibit 10(a) to Quarterly
          Report on Form 10-Q for the period ending June 30, 1996)

 10(b)    Incentive Stock Option Plan (incorporated by reference to
          Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ending June 30, 1996)

 10(c)    Incentive Stock Option Plan, First Amendment, dated as of
          December 18, 1996 (incorporated by reference to Exhibit
          10(c) to Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

 10(d)    Incentive Stock Option Plan, Second Amendment, dated as of
          March 19, 1997 (incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996)

 10(e)    Supplemental Retirement Benefit Agreement between John D.
          Lippert and National City Bancshares, Inc. (incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

 10(f)    Term Loan Agreement, First Amendment, dated as of January
          31, 1997 (incorporated by reference to Exhibit 10(f) to
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996)

 10(g)    Credit Agreement dated December 22, 1997 between National
          City Bancshares, Inc. and NBD Bank

 10(h)    Amendment to Credit Agreement dated January 22, 1998

 13       Annual Report to Shareholders for the year ended December
          31, 1997 (Except as expressly incorporated into this report, such report is furnished for the information of the Commission and is not to be deemed "filed" for purposes of The Securities Exchange Act of 1934.)

 21       Subsidiaries of the Registrant

 23       Consent of McGladrey & Pullen, LLP

 27.1     Financial Data Schedule, period end 12/31/97
          (Electronic Filing Only)

 27.2     Financial Data Schedule, period end 12/31/96
          (Electronic Filing Only)

 27.3     Financial Data Schedule, period end 12/31/95
          (Electronic Filing Only)
