Form 10-K/A
period 1997-12-31
NATIONAL CITY BANCSHARES INC
filed 1998-03-26
CIK 764241

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 is being amended to make corrections in Items 6 and 7. No other parts of the Annual Report on Form 10-K are being amended.

                                    PART II


ITEM  6.   SELECTED FINANCIAL DATA

FINANCIAL REVIEW


                                                                                            As Of And For The Year Ended December 31

(Dollar Amounts Other Than
 Share Data in Thousands)                           1997              1996              1995               1994                1993
------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
Net interest income                            $   51,995        $   48,606       $    44,433         $   39,933         $   38,010
Provision for loan losses                           1,891             2,704               399                 78                736
Noninterest income                                 10,088             8,606             7,117              5,209              6,707
Noninterest expense                                34,390            29,966            28,968             28,644             28,343
------------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                       25,802            24,542            22,183             16,420             15,638
Income taxes                                        7,451             8,046             7,784              5,668              4,861
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                   $   18,351        $   16,496           $14,399            $10,752         $   10,777
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE*
Earnings - Basic                               $     1.72        $     1.52       $      1.30          $    0.97         $     0.97
Earnings - Diluted                                   1.69              1.52              1.30               0.97               0.97
Book value                                          13.69             12.12             11.71              10.47              10.23
Cash dividends declared by
  National City Bancshares,Inc.                      0.64              0.55              0.40               0.40               0.38

TOTALS AT YEAR-END
Loans                                          $  916,356        $  800,622       $   736,997         $  645,235         $  579,556
Allowance for loan losses                           7,969             7,189             6,176              5,750              5,528
Securities                                        279,328           282,894           258,895            268,103            269,098
Total assets                                    1,298,260         1,172,057         1,081,921          1,004,160            993,468
Deposits                                          964,046           913,350           864,136            849,306            844,808
Shareholders' equity                              146,803           129,694           130,606            114,750            113,975

SELECTED FINANCIAL RATIOS
Net income to average assets                         1.47%             1.48%             1.40%              1.09%              1.09%
Net income to average equity                        13.42             12.89             11.74               9.39               9.79
Cash dividend payout                                36.74             37.05             30.05              36.77              31.65
Average equity to average assets                    10.98             11.48             11.93              11.59              11.14
Tangible equity to tangible assets                   9.95             10.46             11.85              11.32              11.35
Total capital to risk-weighted assets               14.25             15.84             17.99              17.92              19.09

OTHER DATA
Number of shares*                              10,727,247        10,702,198        11,152,316         10,960,405         11,143,701
Number of shareholders                              2,541             2,396             2,239              2,238              2,174
Number of full-time equivalent employees              510               490               490                489                511
Weighted average number of common
  shares outstanding:*
   Basic                                       10,679,448        10,843,295        11,095,116         11,040,906         11,146,280
   Diluted                                     10,832,943        10,843,295        11,095,116         11,040,906         11,146,280


*RESTATED TO REFLECT ALL STOCK DIVIDENDS AND THE TWO-FOR-ONE STOCK SPLIT ISSUED IN 1996.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

(DOLLAR AMOUNTS OTHER THAN SHARE DATA IN THOUSANDS)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of National City Bancshares, Inc. and its subsidiaries as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All information has been restated to include bank acquisitions accounted for using the pooling of interests method and to give effect to all stock dividends and the two-for-one stock split issued in 1996.

BUSINESS DESCRIPTION

National City Bancshares, Inc. (Corporation) is an Indiana corporation based in Evansville, Indiana, which was established in 1985 to engage in the business of a bank holding company. As of March 9, 1998, the Corporation had fifteen wholly-owned subsidiaries, including twelve commercial banks and one savings bank with a total of forty-four banking centers serving thirty-three communities, a leasing corporation, a property management company, and a financial services company (which is a subsidiary of a subsidiary bank). Each subsidiary, its location, number of offices, year founded, date of affiliation with the Corporation, and size in assets and equity is shown below. On June 17, 1997, The Farmers and Merchants Bank, which was acquired by the Corporation January 30, 1989, was merged into The National City Bank of Evansville. On June 30, 1997, United


SUBSIDIARY
                                                                                                     12/31/97 (millions)
                                              Number of          Year      Date of Affiliation       ------------------
Home Office and Other Cities                    Offices       Founded      with the Corporation       Assets     Equity
------------------------------------------------------------------------------------------------------------------------
THE NATIONAL CITY BANK OF EVANSVILLE                 11          1850        May 6, 1985              $487         $43
   EVANSVILLE, NEWBURGH, FORT BRANCH,
   PRINCETON, AND MOUNT VERNON, IN
THE PEOPLES NATIONAL BANK OF GRAYVILLE                1          1937        May 16, 1988               38           3
   GRAYVILLE, IL
FIRST KENTUCKY BANK                                   6          1916        November 30, 1990          99           9
   STURGIS, MORGANFIELD, POOLE, MAYFIELD, AND
   UNIONTOWN, KY
LINCOLNLAND BANK                                      5          1904        December 17, 1993         128          11
   DALE, CHRISNEY, GRANDVIEW, HATFIELD,
   AND ROCKPORT, IN
THE BANK OF MITCHELL                                  4          1882        December 17, 1993          66           7
   MITCHELL, BEDFORD, AND PAOLI, IN
PIKE COUNTY BANK                                      3          1900        December 17, 1993          54           5
   PETERSBURG, ARTHUR, AND SPURGEON, IN
ALLIANCE BANK                                         3          1910        December 17, 1993         126          11
   VINCENNES, WASHINGTON, AND ODON, IN
WHITE COUNTY BANK                                     1          1904        June 30, 1995              59           5
   CARMI, IL
THE FIRST NATIONAL BANK OF WAYNE CITY                 1          1902        August 31, 1996            50          10
   WAYNE CITY, IL
FIRST FEDERAL SAVINGS BANK OF LEITCHFIELD             2          1961        March 1, 1997              49           7
   LEITCHFIELD AND HARDINSBURG, KY
FIRST NATIONAL BANK OF BRIDGEPORT                     1          1906        August 1, 1997             48          15
   BRIDGEPORT,IL
FIRST BANK OF HUNTINGBURG                             3          1907        December 31, 1997         108          13
   HUNTINGBURG AND FERDINAND,IN
BANK OF ILLINOIS IN MT.VERNON                         3          1965        March 6, 1998             163          13
   MT. VERNON, IL
NCBE LEASING CORP.                                    1          1994        November 1, 1994           15           1
   EVANSVILLE, IN
TWENTY-ONE SOUTHEAST THIRD CORPORATION                1          1996        May 22, 1996               16           2
   EVANSVILLE, IN
UNIFED, INC.                                          1          1980        August 31, 1995             -           -
   VINCENNES, IN


Federal Savings Bank, which was acquired by the Corporation August 31, 1995, was merged into The State Bank of Washington with the name changed to Alliance Bank.

The Corporation's subsidiary banks provide a wide range of financial services to the communities they serve in Southwestern Indiana, Western Kentucky, and Southeastern Illinois. These services include various types of deposit accounts; safe deposit boxes; safe keeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing, and collecting); and complete personal and corporate trust services. All deposits are insured by the Federal Deposit Insurance Corporation.

The Corporation continues to grow rapidly by acquiring community banks. The financial results of the acquisitions can best be assessed from the Corporation's financial statements on a quarterly, as-reported basis. After each acquisition accounted for as a pooling of interests, the Corporation's financial statements are restated to include the results of the acquiree. From the beginning of 1995 to the end of 1997, the Corporation acquired assets of $278,209 (measured at the time of each acquisition) in 3 transactions accounted for as poolings of interests.

Since the beginning of 1995, the Corporation has also acquired $171,438 (measured at the time of each acquisition) in assets through transactions accounted for as purchases. Financial statements are not restated following a transaction accounted for as a purchase; instead, the Corporation's financial statements include the results of each acquiree following acquisition. Transactions accounted for as purchases typically result in the Corporation's recording intangible assets, including goodwill, which the Corporation amortizes on a straight-line basis. The Corporation has recorded $19,716 (measured at the time of each acquisition) in intangible assets as the direct result of purchases consummated between the beginning of 1995 and the end of 1997.

In 1997, First Federal Savings Bank of Leitchfield and First National Bank of Bridgeport became subsidiaries of the Corporation in transactions accounted for as purchases. As a result of the purchases, the Corporation's assets increased $95,278 and it recorded intangible assets of $12,142. First Bank of Huntingburg also became a subsidiary of the Corporation in 1997. This acquisition was accounted for as a pooling of interests; accordingly, financial results for periods prior to the acquisition reported in the following sections and in the financial statements have been restated to include the results of First Bank of Huntingburg, including $108,109 in assets. Footnote 2 to the financial statements includes additional information about each transaction.

Since the end of 1997, the Corporation has acquired Bank of Illinois in Mt. Vernon and a subsidiary of the Corporation has acquired a branch office in Mayfield, Kentucky. Both transactions were accounted for as purchases. Bank of Illinois in Mt. Vernon had assets at December 31, 1997 of $163,450. The branch purchase increased the Corporation's deposits by $65,639. The Corporation will record approximately $19,601 in intangible assets as a result of both transactions.

As of March 9, 1998, the Corporation had entered into definitive merger agreements with Illinois One Bancorp, Inc., Trigg Bancorp,Inc., and Community First Financial, Inc. Together, the potential acquirees have assets of approximately $315,000. The acquisitions remain subject, among other things, to regulatory approval, shareholder approval of the acquirees, and other customary conditions. The Corporation intends to account for these transactions as poolings of interests; however, any or all may be accounted for as purchases if they fail to qualify for pooling treatment. Footnote 21 to the financial statements provides additional information about these pending acquisitions.

Management expects to continue to pursue acquisition opportunities as they arise. Management believes other community banks located in the Corporation's general geographic area (which may extend beyond the tri-state region currently served) will find the Corporation an attractive partner because the Corporation shares a commitment to local communities and provides the opportunity to retain much of the operational decision making in those communities while recognizing the efficiencies of affiliation with a larger organization.

FINANCIAL CONDITION

Basic earnings per share for 1997 were $1.72, representing a 13% increase over the 1996 results. The increase in earnings per share was the result of a combination of increased net interest income, improved non-interest income, and continued cost control. During 1997, book value per share increased by $1.57 to $13.69 and resulted in a ratio of average equity capital to average assets of 10.98%.

Average earning assets increased $112,207, or 10.7%, and $78,141, or 8.1%, in l997 and 1996, respectively. Growth in average assets in 1997 was $130,254, or 11.7%, compared to $87,238, or 8.5%, in 1996. During 1997, average interest bearing deposits in banks decreased $925, or 19.7%, and average federal funds sold decreased $1,401, or 26.0%. Average securities increased $24,124, or 9.1%, with the largest

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(DOLLAR AMOUNTS OTHER THAN SHARE DATA IN THOUSANDS)

FINANCIAL CONDITION, CONTINUED

increase being in tax-exempt municipals which increased by $63,042, or 71.4%. Taxable municipals increased $355, or 11.8%. U.S. Government and agencies decreased $33,674, or 22.8%, and all other types of securities decreased $7,249, or 28.3%. The average market value adjustment on securities available for sale increased to an unrealized gain of $1,227 from an unrealized loss of $423 in 1996. Average loans increased $90,409, or 11.7%. All types of loans increased during the year. Average commercial loans increased $36,820, or 13.5%; average consumer loans increased $4,879, or 3.2%; and average mortgage loans increased $45,253, or 13.5%. All other types of loans increased $3,457, or 31.2%. The growth in the loan portfolio was due mainly to purchase acquisitions in which average loans increased by $41,784. The remaining growth in the loan portfolio was attributable to a strong loan demand. The change in the earning asset mix was intended to and did result in improved earnings in 1995, 1996, and 1997.

Average certificate of deposit and other time deposit balances increased by $62,192, or 12.9%, in 1997. Average balances of money market accounts decreased $361, or 0.5%. Savings and interest bearing checking accounts increased $3,540, or 1.6%. Average federal funds purchased and securities sold under agreements to repurchase increased $14,735, or 33.7%. Average other borrowings increased $32,510, or 76.9%. Average noninterest-bearing deposits increased $7,548, or 7.1%.

SECURITIES PORTFOLIO

Securities comprised 24.9% of the 1997 average earning assets compared to 25.2% and 26.1% in 1996 and 1995, respectively. They represent the second largest earning asset component after loans. The Corporation holds various types of securities, including mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. In an effort to reduce this risk, management monitors the amount of mortgage-backed securities contained in the portfolio. The Corporation has no securities of any single

SECURITIES PORTFOLIO


                                                             Carrying Value at December 31
                                         -----------------------------------------------------------------------------------------
                                             1997                       1996                                    1995
                                         -------------     -------------------------------       ---------------------------------
                                           AVAILABLE          Held to          Available            Held to            Available
                                           FOR SALE          Maturity           For Sale           Maturity            For Sale
----------------------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury securities              $   9,915         $        -           $13,598           $    500            $  33,880
   U.S. Government agencies                 29,067             21,877            38,662              5,448               61,568
   Taxable municipals                        3,473              2,775                 -              3,120                    -
   Tax-exempt municipals                   170,301            120,805                 -             64,250                    -
   Corporate securities                      5,986             11,161             3,056             17,165                4,638
   Mortgage-backed securities               47,860              7,985            56,082              6,459               56,096
----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                 266,602            164,603           111,398             96,942              156,182
Equity securities                            1,355                  -             1,402                  -                1,500
----------------------------------------------------------------------------------------------------------------------------------
     Total securities                    $ 267,957         $  164,603          $112,800           $ 96,942            $ 157,682
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


MATURITY ANALYSIS
DECEMBER 31, 1997

                                                          After 1 Year        After 5 Years
                                                              but                 but
                                      Within 1 Year      Within 5 Years      Within 10 Years      After 10 Years          Total
                                --------------------- ------------------- -------------------- -------------------  ----------------
                                   Amount     Yield    Amount    Yield     Amount     Yield     Amount    Yield      Amount    Yield
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES CLASSIFIED AS
   AVAILABLE FOR SALE:
U.S. Treasury securities         $  5,314     6.60%   $  4,601    6.84%  $      -        -     $      -       -     $ 9,915    6.71%
U.S. Government agencies           14,078     5.88%     11,272    6.32%     3,455     8.09%         262    9.38%     29,067    6.34%
Taxable municipals                    970     5.60%      2,098    6.93%       405     7.80%           -       -       3,473    6.66%
Tax-exempt municipals               9,725     7.43%     28,406    8.17%    45,075     8.30%      87,095    8.62%    170,301    8.39%
Corporate securities                5,687     7.42%        299    5.76%         -        -            -       -       5,986    7.34%
------------------------------------------------------------------------------------------------------------------------------------
   Total maturing securities     $ 35,774     6.64%   $ 46,676    7.52%  $ 48,935     8.28%    $ 87,357    8.62%    218,742    7.99%
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                                                                                           47,860    6.32%
Equity securities                                                                                                     1,355    6.69%
                                                                                                                  ---------  -------
   Total securities                                                                                                $267,957    7.69%
                                                                                                                  ---------  -------
                                                                                                                  ---------  -------


issuer, with the exception of the U. S. Government, exceeding 10% of shareholders' equity. The Corporation manages the quality and risk of securities through its Asset/Liability Committee, which recommends and monitors the composition of the overall security portfolio as approved by the Corporation's Board of Directors. Among other things, the investment policy establishes guidelines for the level, type, quality, and mix of securities appropriate for the portfolio. The securities portfolio at December 31, 1997, included $1,748 in structured notes, which were comprised of $1,000 in an indexed amortizing note, $500 in a delevered floating note, and $248 in a capped floating rate note. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the securities portfolio.

Securities classified as held to maturity are carried at amortized cost, and those classified as available for sale are carried at fair value. The available-for-sale securities included unrealized gains of approximately $6,283 and unrealized losses of $540 at December 31, 1997. At December
31, 1997, available-for-sale securities included $47,860 in mortgage-backed securities, or 17.9% of the available-for-sale portfolio. The weighted average maturity of the available-for-sale portfolio at December 31, 1997, was 9.3 years. The weighted average maturity of the available-for-sale and the held-to-maturity portfolios at December 31, 1996 was 7.3 years and
7.9 years, respectively. The weighted average yields on municipal securities that are tax-exempt have been computed on a federal-tax-equivalent basis using a 35.0% tax rate.

LOANS

Each subsidiary bank follows loan policies approved by its board of directors. These policies are compatible with the Corporation's loan policy approved by its Board of Directors. The lending policies address risks associated with each type of lending, collateralization, loan-to-value ratios, loan concentrations, insider lending, and other pertinent matters. These functions are monitored by subsidiary and corporate loan review personnel and by the loan committees of the subsidiaries' boards of directors for compliance and loan quality. Management believes that careful loan administration and high credit standards minimize credit risk, as evidenced by the ratio of underperforming loans to total loans. Speculative loans are prohibited and the loan portfolio contains no foreign loans.

The Corporation's loan portfolio is diversified by type of loan and industry, and, within its market area, by geographic location, which minimizes economic risk. The loan portfolio contained 29% commercial loans, 55% real estate loans (primarily residential), and 16% consumer loans at December 31, 1997. The Corporation's subsidiary banks lend to customers in various industries including manufacturing, agricultural, health and other services, transportation, mining, wholesale, and retail.

Commercial and industrial loans increased $24,830, of which approximately 27% was due to acquisitions accounted for under the purchase method. The remaining increase was due to a general increase in business among the communities the Corporation's banks serve. Growth in consumer lending was primarily due to acquisitions accounted for under the purchase method.

LOAN PORTFOLIO AT YEAR END, FIVE-YEAR SUMMARY


                                                  1997             1996               1995             1994             1993
-------------------------------------------------------------------------------------------------------------------------------
Real estate loans                              $501,882          $425,507          $393,082         $368,989          $342,616
Agricultural loans                               31,788            31,154            30,345           29,297            28,112
Commercial and industrial loans                 201,402           176,572           165,217          127,389           109,880
Economic development loans and
  other obligations of state and
  political subdivisions                         13,997            11,214             9,887           13,138            10,011
Consumer loans                                  149,505           143,485           131,477          105,812            89,387
Direct lease financing                           13,146            12,331             6,960              518               503
Leveraged leases                                  4,661                 -                 -                -                 -
All other loans                                     415               582               344              396             1,398
-------------------------------------------------------------------------------------------------------------------------------
   Total loans - gross                          916,796           800,845           737,312          645,539           581,907
Less: unearned income                               440               223               315              304             2,351
-------------------------------------------------------------------------------------------------------------------------------
   Total loans - net of unearned income         916,356           800,622           736,997          645,235           579,556
Less: allowance for loan losses                   7,969             7,189             6,176            5,750             5,528
-------------------------------------------------------------------------------------------------------------------------------
   Total loans - net                           $908,387          $793,433          $730,821         $639,485          $574,028
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(DOLLAR AMOUNTS OTHER THAN SHARE DATA IN THOUSANDS)

LOANS, CONTINUED

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 1997 ON AGRICULTURAL, COMMERCIAL, AND TAX-EXEMPT LOANS


                                                                 After
                                                            1 Year But
                                              Within            Within           Over
                                              1 Year           5 Years          5 Years            Total
Rate sensitivities:
---------------------------------------------------------------------------------------------------------
   Fixed rate loans                         $ 38,128           $41,572          $20,596          $100,296
   Variable rate loans                       141,161             4,090              770           146,021
---------------------------------------------------------------------------------------------------------
     Subtotal                               $179,289           $45,662          $21,366           246,317
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
      Percent of subtotal                     72.79%            18.54%            8.67%

Nonaccrual loans                                                                                      870
                                                                                                 --------
     Total loans net of unearned income                                                          $247,187
                                                                                                 --------
                                                                                                 --------

Real estate loans increased $76,375, of which approximately 64% was due to purchase acquisitions. The remaining increase was a direct result of strong loan demand in the markets served by the Corporation's banks supported by a favorable interest rate environment. This portfolio primarily consists of single-family, owner-occupied housing. The Corporation's guidelines for residential mortgage lending were followed and advances normally did not exceed 80% of appraised value.

At December 31, 1997, there was no concentration of credit risk from borrowers engaged in the same or similar industries exceeding 10% of total loans. Geographic diversification is provided by the Corporation's policy to extend credit to customers in its geographic market areas in and around the subsidiary banks' banking offices in Southwestern Indiana, Southeastern Illinois, and Western Kentucky.

UNDERPERFORMING ASSETS

Underperforming assets consist of nonaccrual securities and loans, restructured loans, loans past due 90 days or more, and other real estate held. Nonaccrual securities are those which have defaulted on interest payments. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Loans are generally place on nonaccrual status after becoming 90 days past due if the ultimate collectibility of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans where the terms have been changed to provide a reduction or deferral of principal or interest because of the borrower's financial position. Past-due loans are loans that are continuing to accrue interest but are contractually past due ninety days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as underperforming assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity, or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms.

Past due 90 days or more, nonaccrual, and restructured loans were 0.5% of total loans at the end of 1997 and 1996. Of the loans in these categories, $2,102, or 46.3%, were secured by real estate at the end of 1997, compared to $1,977, or 53.3%, at the end of 1996. Additional interest income that would have been recorded, if nonaccrual and restructured loans had been

UNDERPERFORMING ASSETS AT YEAR END, FIVE-YEAR SUMMARY


                                                 1997              1996            1995               1994            1993
----------------------------------------------------------------------------------------------------------------------------
Underperforming loans:
   Nonaccrual                                  $3,672            $2,438           $1,049            $1,274           $2,441
   Restructured                                    75               114              143               223              222
   90 days past due                               794             1,155            1,001               783              340
----------------------------------------------------------------------------------------------------------------------------
     Total underperforming loans                4,541             3,707            2,193             2,280            3,003
Nonaccrual municipal securities                    61                31                -                 -               81
Other real estate owned                            79                66              383               671            1,148
----------------------------------------------------------------------------------------------------------------------------
     Total                                     $4,681            $3,804           $2,576            $2,951           $4,232
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

current in accordance with their original terms, was $324, $218, and $134 in 1997, 1996, and 1995, respectively. The interest recognized on nonaccrual loans was approximately $56, $23, and $58 in 1997, 1996, and 1995, respectively.

In addition to those loans classified as underperforming, management was monitoring loans of approximately $38,460 and $46,386 as of the end of 1997 and 1996, respectively, for the borrowers' abilities to comply with present loan repayment terms. All impaired loans discussed in Note 6 to the financial statements in this report are included in underperforming or closely monitored loans.

The Corporation monitors credit quality through a periodic review and analysis of each subsidiary bank's loan portfolio. On a quarterly basis, each subsidiary bank performs an evaluation of the adequacy of its allowance for loan losses. The evaluation includes an analysis of past due loans, loans criticized during regulatory examinations, internally classified loans, delinquency trends, and other relevant factors. The results of these evaluations are used by the Corporation to determine the adequacy of the consolidated allowance for loan losses.

RISK MANAGEMENT

As of December 31, 1997, management considered the allowance for loan losses adequate to provide for potential losses in the loan portfolio. Management reviews delinquent and problem loans weekly. Loans which are judged uncollectible are charged off on a timely basis. The allowance for loan losses is reviewed quarterly in order to evaluate and maintain its adequacy based on an analysis of the entire loan portfolio. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. The Corporation and its banks monitor loan portfolios using models designed in part by regulatory agencies.

Total loans charged off during 1997 decreased $119, or 4.6%,


SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)


                                                       1997              1996              1995             1994             1993
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                 $7,189            $6,176            $5,750           $5,528            $5,986
Allowance associated with purchase acquisitions         516               379               140                -                 -
Loans charged off:
   Commercial                                           624               879               263              239             1,345
   Real estate mortgage                                 355               483                88              267               248
   Consumer                                           1,486             1,155               393              222               308
   Direct lease financing                                 -                67                 -                -                 -
------------------------------------------------------------------------------------------------------------------------------------
     Total                                            2,465             2,584               744              728             1,901
------------------------------------------------------------------------------------------------------------------------------------
Recoveries on charged-off loans:
   Commercial                                           255               115               320              215               393
   Real estate mortgage                                 327               229               197              227               188
   Consumer                                             256               165               114              430               126
   Direct lease financing                                 -                 5                 -                -                 -
------------------------------------------------------------------------------------------------------------------------------------
     Total                                              838               514               631              872               707
------------------------------------------------------------------------------------------------------------------------------------
         Net charge-offs                              1,627             2,070               113             (144)            1,194
Provision for loan losses                             1,891             2,704               399               78               736
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31               $7,969            $7,189            $6,176           $5,750            $5,528
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Total loans at year end                            $916,356          $800,622          $736,997         $645,235          $579,556
Average loans                                       861,778           771,369           689,514          606,206           569,313

As a percent of year-end loans:
   Net charge-offs                                     0.18%             0.26%             0.02%           -0.02%             0.21%
   Provision for loan losses                           0.21              0.34              0.05             0.01              0.13
   Year-end allowance balance                          0.87              0.90              0.84             0.89              0.95

As a percent of average loans:
   Net charge-offs                                     0.19%             0.27%             0.02%           -0.02%             0.21%
   Provision for loan losses                           0.22              0.35              0.06             0.01              0.13
   Year-end allowance balance                          0.92              0.93              0.90             0.95              0.97

Allowance for loan losses as a percent
   of underperforming loans                          175.49%           193.93%           281.62%          252.19%           184.08%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(DOLLAR AMOUNTS OTHER THAN SHARE DATA IN THOUSANDS)


RISK MANAGEMENT, CONTINUED

and recoveries were $324, or 63.0%, higher than in 1996. The provision for loan losses for 1997 was decreased based on the Corporation's periodic analysis of the subsidiary banks' loan portfolios. The provision for loan losses for 1996 was increased as a result of the increase in net charge-offs and growth of the loan portfolio. In 1995, the provision for loan losses was increased due to increased loan volume. In 1994, the provision for loan losses was decreased as a result of significant reductions in underperforming loans and net charge-offs.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

                               Allowance Applicable to                          Percent of Loans to Total Gross Loans
------------------------------------------------------------------------------------------------------------------------------
Loan Type               1997      1996     1995     1994     1993         1997      1996       1995       1994        1993
------------------------------------------------------------------        ----------------------------------------------------
Commercial             $2,599    $2,189   $2,395   $2,006   $1,670         29%        29%        29%        27%         26%
Real estate mortgage    1,576     1,622    1,571    1,579    1,511         55%        53%        53%        57%         59%
Consumer                1,887     1,444      986      635      668         16%        18%        18%        16%         15%
------------------------------------------------------------------        ----------------------------------------------------
   Allocated            6,062     5,255    4,952    4,220    3,849        100%       100%       100%       100%        100%
Unallocated             1,907     1,934    1,224    1,530    1,679        ----------------------------------------------------
------------------------------------------------------------------        ----------------------------------------------------
   Total               $7,969    $7,189   $6,176   $5,750   $5,528
------------------------------------------------------------------
------------------------------------------------------------------

DEPOSITS

The Corporation's Asset/Liability Committee manages the deposits of its banks to achieve short-term and long-term benefits of deposit growth. Average deposits increased $72,919, or 8.2%, during 1997, compared to $31,129, or 3.6%, in 1996. Of the increase in 1997, $43,549 was due to purchase acquisitions. Average time deposits of $100,000 or more increased $20,683, or 16.3%, compared to $24,653, or 24.2%, in 1996. The increase in time deposits of $100,000 or more in 1996 included $13,000 in brokered deposits. As of December 31, 1997, the Corporation had no brokered deposits. Management uses brokered deposits to supplement local deposits under guidelines and limits established by the Corporation's Asset/Liability Committee. Time deposits of $100,000 or more are not considered to present an undue risk.

AVERAGE DEPOSITS

                                                  1997                 1996                1995
                                            ----------------    ----------------    -----------------
                                             AMOUNT    RATE      Amount    Rate      Amount     Rate
------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                  $113,616      -     $106,068      -    $ 98,109        -
Money market accounts                         79,397   3.62%      79,758   3.55%     74,079     3.79%
Interest-bearing demand                      142,063   1.65%     140,183   1.86%    145,107     2.30%
Savings                                       80,119   2.29%      78,459   2.45%     83,525     2.61%
Time deposits of $100,000 or more            148,224   5.11%     126,474   5.39%    102,003     5.71%
Other time deposits                          396,942   5.41%     356,500   5.29%    353,490     5.13%
------------------------------------------------------------------------------------------------------
   Total                                    $960,361            $887,442           $856,313
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31

                                                  1997             1996              1995
------------------------------------------------------------------------------------------
Maturing:
   3 months or less                             $60,652          $60,705           $34,892
   Over 3 to 6 months                            29,239           29,358            29,571
   Over 6 to 12 months                           20,029           20,599            17,692
   Over 12 months                                19,469           18,872            18,972
------------------------------------------------------------------------------------------
     Total                                     $129,389         $129,534          $101,127
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

CAPITAL RESOURCES

At the end of 1997, shareholders' equity totaled $146,803, an increase of $17,109, or 13.2%, from 1996. The average equity to average asset ratio was 10.98% and 11.48% for 1997 and 1996, respectively. The decrease is attributable to the Corporation's repurchase of 426,508 shares of its common stock for approximately $16,200, during 1997. The dividend payout ratio for 1997 was 36.74%, compared to 37.05% in 1996.

In 1995, The National City Bank of Evansville committed to build an addition to its main office to be completed in the second quarter of 1998. The approximate cost of the addition and renovation of the main office of The National City Bank of Evansville is $18,000. The National City Bank of Evansville and the Corporation will occupy three floors of the facility, at a cost of approximately $10,000, with the other six floors being sold as condominiums. Four of these six floors have been sold to non-affiliated entities. The Corporation, through its subsidiary Twenty-One Southeast Third Corporation, funded the project, including financing for the purchasers of the condominiums, through the proceeds of a $15,000 term loan. Payments from the purchasers will be used to repay the term loan. As of December 31, 1997, there were no other material commitments for capital expenditures.

Guidelines for minimum capital levels have been established for the Corporation by the Federal Reserve Board. Tier I (core) capital consists of shareholders' equity less goodwill, other identifiable intangible assets, and unrealized losses on marketable equity securities. Total capital consists of Tier I capital plus allowance for loan losses. Minimum capital levels are 4% for the leverage ratio which is defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I capital to risk-weighted assets; and 8% for total capital to risk-weighted assets. The Corporation has exceeded each of these levels. Its leverage ratio was 9.74% and 10.52%; Tier I capital to risk-weighted assets was 13.39% and 14.96%; and total capital to risk-weighted assets was 14.25% and 15.84% at the end of 1997 and 1996, respectively. In addition, each subsidiary bank has exceeded minimum regulatory capital guidelines.

SHORT-TERM BORROWINGS

Federal funds purchased are borrowings from other financial institutions maturing daily. Securities sold under agreements to repurchase are secured transactions with customers. Securities sold under agreements to repurchase generally mature within six months. Notes payable U.S. Treasury are demand notes created by treasury tax and loan account funds transfers. Short-term borrowings increased $9,552, or 14.2%, during 1997. At December 31, 1997, federal funds purchased were $55,000, reflecting an $825, or 1.5%, increase over 1996. Securities sold under agreements to repurchase and notes payable U.S. Treasury increased during 1997 by $4,532, or 39.5%, and $4,195, or 243.8%, respectively.

SHORT-TERM BORROWINGS AT DECEMBER 31

                                                           1997              1996             1995
--------------------------------------------------------------------------------------------------
Federal funds purchased                                 $55,000           $54,175          $34,500
Securities sold under agreements to repurchase           16,001            11,469           18,329
Notes payable U.S. Treasury                               5,916             1,721            2,769
--------------------------------------------------------------------------------------------------
   Total                                                $76,917           $67,365          $55,598
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

                                                                                   Securities
                                                                                   Sold Under           Notes
                                                                    Federal        Agreements         Payable
                                                                      Funds                to            U.S.
                                                                  Purchased        Repurchase        Treasury
---------------------------------------------------------------------------------------------------------------
1997
Average amount outstanding                                          $42,588           $15,924          $2,064
Maximum amount at any month end                                      69,400            26,146           5,916
Weighted average interest rate:
   During year                                                         5.67%             4.00%           5.36%
   End of year                                                         6.74%             3.48%           5.25%

1996
Average amount outstanding                                          $26,329           $17,448          $1,378
Maximum amount at any month end                                      54,175            28,153           3,270
Weighted average interest rate:
   During year                                                         5.50%             4.35%           5.17%
   End of year                                                         6.65%             3.66%           5.15%

1995
Average amount outstanding                                          $ 4,665           $17,064          $2,655
Maximum amount at any month end                                      34,500            20,649           6,647
Weighted average interest rate:
   During year                                                         5.89%             4.64%           5.67%
   End of year                                                         5.90%             4.10%           5.15%

LIQUIDITY

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. Funding loan requests, providing for liability outflows, and managing interest rate fluctuations require continuous analysis in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature of mix of the banking institution's sources and uses of funds.

For the Corporation, the primary sources of short-term liquidity have been federal funds sold, interest-bearing deposits in banks, and U.S. Government and agency securities available for sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(DOLLAR AMOUNTS OTHER THAN SHARE DATA IN THOUSANDS)

LIQUIDITY, CONTINUED

In addition to these sources, short-term liquidity is provided by maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored by the Corporation's asset/liability management program and by each subsidiary bank to provide liquidity without penalizing earnings. When these sources are not adequate, the Corporation utilizes federal funds purchased, brokered deposits, and its lines with Federal Home Loan Banks as alternative sources of liquidity. The increased loan demand throughout the year was funded by an increase in deposits and other borrowings. Additionally, the Corporation's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At December 31, 1997 and 1996, respectively, federal funds sold were $1,500 and $600, interest-bearing deposits in banks were $2,485 and $2,983, and U.S. Government and agency securities available for sale were $38,982 and $52,260.

These sources and other liquid assets also satisfy long-term liquidity needs. Long-term liquidity is managed in the same way, only with longer maturities, to provide for future needs while maintaining interest margins.

The Corporation (parent company) maintains credit lines to provide an alternative source of liquidity. At December 31, 1997, the Corporation had a $10,000, unsecured, revolving credit agreement with a bank. On January 22, 1998, the line was increased to $45,000. The Corporation intends to use the line to provide short-term funding for acquisitions and other corporate purposes.

The ability of the Corporation to pay cash dividends to its shareholders is dependent on the receipt of cash from its subsidiary banks. Banking regulations impose restrictions on the ability of subsidiaries to pay dividends to the Corporation. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels.

INTEREST RATE SENSITIVITY

The Corporation's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the most significant market risk affecting the Corporation. Other types of market risk do not arise in the normal course of the Corporation's business activities. Interest rate risk is the potential economic loss due to future interest rate changes. This economic loss can be reflected as a loss of future net interest income and/or a loss of current fair market values.

The Corporation's net income is dependent, to a significant degree, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities reprice or mature on a different basis than interest-earning assets. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in market rates could adversely affect net interest income. Similarly, if interest-earning assets reprice or mature more quickly than interest-bearing liabilities, a decrease in market rates could adversely affect net interest income. Changes in market rates can also cause losses in the current fair values of financial instruments.

In order to manage its exposure to changes in interest rates, the Corporation monitors interest rate risk through analysis of standard gap reports and interest rate shock simulation reports on the effect of changes in interest rates on net interest income and on the economic value of equity (the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities). The following table sets forth, at December 31, 1997, an analysis of the Corporation's interest rate risk as measured by the estimated change in economic value of equity (EVE) following parallel shifts in the yield curve.

                                        Estimated Increase
                                         (Decrease) in EVE
Change in             Estimated         -------------------
Interest Rates        EVE Amount         Amount    Percent
-----------------------------------------------------------
(Basis Points)
         +200          $176,695          $(6,479)   (3.54)%
            -           183,174                -        -
         -200           186,814            3,640     1.99

Certain assumptions were employed in preparing data in the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Corporation's assets and liabilities would perform as set forth. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE than indicated above.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Corporation does not enter into futures, forwards, swaps, or options. In the normal course of business, however, the Corporation is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. Financial instruments with off-balance-sheet risk at December 31, 1997 are discussed more throughly in
Note 17 of the Financial Statements.

Corporate asset liability gap positions are targeted at plus or minus 15% at the six-month and one-year horizons. At December 31, 1997, all subsidiary banks were within, or close to, their targeted spreads. The cumulative gap position through one year of negative $133,852 at the end of 1997 was 10.3% of total assets, which management believes is a relatively balanced position.

RESULTS OF OPERATIONS

Net income for 1997 was $18,351, reflecting a $1,855, or 11.2%, increase over 1996. Net income for 1996 increased $2,097, or 14.6%, over 1995. Basic earnings per share in 1997 were $1.72, compared to $1.52 in 1996 and $1.30 in 1995. Increases in both rates and volumes of earning assets resulted in growth in net interest income of $3,389, or 7.0%, in 1997 and $4,173, or 9.4%, in 1996. Noninterest income increased $1,482, or 17.2%, in 1997 and $1,489, or 20.9%, in 1996. Noninterest expense increased $4,424, or 14.8%, in 1997 and $998, or 3.4%, in 1996. The provision for loan losses decreased $813 in 1997 due to lower net charge-offs, and increased $2,305 in 1996 due to higher net charge-offs and loan growth.

Changes in net interest income for the last two years are presented in the following schedule with dollar changes allocated to rate and volume variances. The combined rate-volume variances are included in the total volume variances. In addition to this schedule, at the end of Management's Discussion is a three-year balance sheet analysis on an average basis and an analysis of net interest income.

The following discussion of results of operations is on a federal-tax-equivalent basis. Average loans increased 11.7% during 1997 compared to an increase of 11.9% during 1996. Approximately 46% of the growth in average loan balances was attributable to acquisitions accounted for as purchases. Loan income increased 11.6% in 1997 and 12.4% in 1996, principally due to increased loan volumes. The average yield on loans decreased slightly from 9.13% in 1996 to 9.12% in 1997.

Average securities before market value adjustments increased 8.5% in 1997 and 4.1% in 1996. Approximately 33% of the increase in average securities balances in 1997 was due to two purchase acquisitions. Securities income increased 14.7% and 11.0% in 1997 and 1996, respectively. The yield on securities increased from 6.91% in 1996 to 7.30% in 1997. During 1997,61.2% of the increase in interest income on securities was due to volume increases and 38.8% was attributable to rate increases, while in 1996, 60.1% of the increase was due to rate and 39.9% was due to volume. Average earning assets increased $112,207, or 10.7%, in 1997 and $78,141, or 8.1%, in 1996. Purchase
acquisitions accounted for 44.4% of the increase in 1997 and 20.9% in 1996. The average yield on total earning assets increased from 8.53% in 1996 to 8.63% in 1997, due principally to increased yields on securities in 1997. Increase in volumes of earning assets accounted for 90.6% and 85.4% of the growth in interest income in 1997 and 1996, respectively.

Average total interest-bearing deposits increased 8.4% during 1997 and 3.1% during 1996. Internal growth of average interest-bearing deposits accounted for 35.9% of the increase, while 64.1% was due to purchase acquisitions. The average cost of interest bearing deposits decreased from 4.26% to 4.23% in 1996 and increased from 4.23% to 4.27% in 1997. Interest expense on deposits increased $3,077, or 9.3%, in 1997 and $750, or 2.3%, in 1996. In 1997, 90.6%
of the increase in interest expense on deposits was due to volume increases. In 1996, interest expense on deposits increased due to volume increases which were partially offset by rate decreases. Interest expense on federal funds purchased and

CHANGES IN NET INTEREST INCOME
(INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

                                               1997 COMPARED TO 1996                     1996 Compared to 1995
                                              --------------------------------        --------------------------------
                                               CHANGE DUE TO                           Change Due to
                                                A CHANGE IN                             a Change in
                                              ---------------                         ---------------
                                              VOLUME     RATE     TOTAL CHANGE        Volume     Rate     Total Change
                                              --------------------------------        --------------------------------
Interest income increase (decrease)
   Loans                                      $8,243   $  (66)       $8,177            $7,470    $  285       $7,755
   Securities                                  1,641    1,040         2,681               721     1,086        1,807
   Other short-term investments                 (129)      35           (94)             (811)     (114)        (925)
----------------------------------------------------------------------------------------------------------------------
     Total interest income                     9,755    1,009        10,764             7,380     1,257        8,637
----------------------------------------------------------------------------------------------------------------------
Interest expense increase (decrease)
   Deposits                                    2,788      289         3,077               980      (230)         750
   Borrowings                                  2,663      (50)        2,613             2,744        38        2,782
----------------------------------------------------------------------------------------------------------------------
     Total interest expense                    5,451      239         5,690             3,724      (192)       3,532
----------------------------------------------------------------------------------------------------------------------
Net interest income increase (decrease)       $4,304     $770        $5,074            $3,656    $1,449       $5,105
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(DOLLAR AMOUNTS OTHER THAN SHARE DATA IN THOUSANDS)


RESULTS OF OPERATIONS, CONTINUED

other borrowings increased $2,613 in 1997 and $2,782 in 1996. The increases were principally due to increases in volumes. The Corporation uses federal funds purchased and Federal Home Loan Bank advances, selectively, as alternative funding sources to meet short and intermediate-term funding needs.

In 1997 and 1996, net interest income increased $5,074 and $5,105, respectively. Increases in volumes accounted for 84.8% of the increase in 1997 and 71.6% in 1996. The net interest income of purchase acquisitions accounted for $2,170, or 42.8%, of the increase in net interest income in 1997 and $684, or 13.4%, in 1996.

NONINTEREST INCOME

Noninterest income increased $1,482, or 17.2%, during 1997 and $1,489, or 20.9%, during 1996. Service charges on deposit accounts, the largest item in this category, increased $331, or 9.1%, during 1997 and $691, or 23.4%, during 1996. Other service charges and fees increased $273, or 11.6%, in 1997 and $544, or 30.0%, in 1996. Trust fees increased $179, or 10.2%, during 1997 and $245, or 16.3%, during 1996. Trust fees fluctuate with changes in the number of estates managed each year and with changes in the market value of assets under management. Security gains increased from $42 in 1996 to $794 in 1997. Other types of noninterest income decreased $53, or 6.6%, during 1997 and $7, or 0.9%, during 1996.

NONINTEREST EXPENSE

Noninterest expense increased $4,424, or 14.8%, during 1997 and $998, or 3.4%, in 1996. Salaries and other employee benefits increased $2,785, or 16.7%, during 1997 and $117, or 0.7%, in 1996. Occupancy expense of bank premises increased $121, or 6.1%, during 1997 and $13, or 0.7%, during 1996. Furniture and equipment expense increased $152, or 6.5%, during 1997 and $263, or 12.6%, in 1996. The FDIC assessment decreased $623, or 78.1%, during 1997 and $284, or 26.2%, during 1996 due to lower premium requirements. The 1996 FDIC expense included $595 representing the cost of a special assessment on Savings Association Insurance Fund (SAIF) insured deposits to recapitalize the SAIF. Other types of noninterest expense increased $1,989, or 24.4%, during 1997 and $889, or 12.3%, during 1996.

YEAR 2000 COMPLIANCE

The year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems.

In 1996, the Corporation started the process of identifying the hardware and software issues required to be addressed to assure year 2000 compliance. The Corporation began by assessing the issues related to the year 2000 and the potential for those issues to adversely affect the Corporation's own operations and those of its subsidiaries.

Since that time, the Corporation has established a Year 2000 Compliance Team (the Team) composed of representatives from key areas throughout the organization. It is the mission of this Team to identify areas subject to complications related to the year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Corporation's operations.

The Team has identified all mission-critical software and hardware that may be adversely affected by the year 2000 and has required vendors to represent that the systems and products provided are or will be year 2000 compliant. The Corporation expects that all mission critical software will be upgraded to achieve year 2000 compliance and tested by December 31, 1998. In addition, the Team is developing contingency plans to address systems which do not become year 2000 compliant by December 31, 1998.

The Corporation is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its customers. The Team has taken steps to educate and assist its customers with identifying their year 2000 compliance problems. In addition, the Team has proposed policy and procedure changes to help identify potential risks to the Corporation and to gain an understanding of how customers are managing the risks associated with the year 2000.

Management believes that the expenditures required to bring systems into compliance will not have a materially adverse effect on the Corporation's performance. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.


AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                    1997                          1996                         1995
                                       ----------------------------   ---------------------------   ---------------------------
                                        AVERAGE    INTEREST  YIELD/    Average   Interest  Yield/    Average   Interest  Yield/
                                        BALANCES   & FEES    COST      Balances  & Fees    Cost      Balances  & Fees    Cost
                                       ----------------------------   ---------------------------   ---------------------------
EARNING ASSETS:
Interest-bearing deposits in banks     $    3,780  $    214   5.66%     $  4,705   $  273   5.80%   $   9,533   $    509   5.34%
Short-term money market investments             -         -      -             -        -      -        1,317         87   6.61%
Federal funds sold                          3,985       218   5.47%        5,386      253   4.70%      14,807        855   5.77%
Securities:
  U.S. Government and agency              113,748     7,267   6.39%      147,422    9,276   6.29%     173,960     10,312   5.93%
  Taxable municipals                        3,359       222   6.61%        3,004      203   6.76%       2,806        182   6.49%
  Tax-exempt municipals                   151,316    12,174   8.05%       88,274    7,199   8.16%      48,018      4,235   8.82%
  Other                                    18,393     1,286   6.99%       25,642    1,590   6.20%      29,127      1,732   5.95%
---------------------------------------------------------------------------------------------------------------------------------
  Securities before market value
   adjustment                             286,816    20,949   7.30%      264,342   18,268   6.91%     253,911     16,461   6.48%
  Market value adjustment on
   securities available for sale            1,227                           (423)                      (1,844)
---------------------------------------------------------------------------------------------------------------------------------
      Total securities                    288,043                        263,919                      252,067
Loans:
  Commercial                              308,803    28,341   9.18%      271,983   25,378   9.33%     234,167     21,864   9.34%
  Consumer                                157,924    16,251  10.29%      153,045   15,147   9.90%     124,877     12,392   9.92%
  Real estate mortgage                    380,512    32,623   8.57%      335,259   28,847   8.60%     320,315     27,359   8.54%
  Economic development and
   other municipal loans                   14,539     1,358   9.34%       11,082    1,024   9.24%      10,155      1,026  10.10%
---------------------------------------------------------------------------------------------------------------------------------
      Total loans                         861,778    78,573   9.12%      771,369   70,396   9.13%     689,514     62,641   9.08%
---------------------------------------------------------------------------------------------------------------------------------
      Total earning assets              1,157,586   $99,954   8.63%    1,045,379  $89,190   8.53%     967,238    $80,553   8.33%
                                                    -------                       -------                        -------
                                                    -------                       -------                        -------
NON-EARNING ASSETS:
Allowance for loan losses                  (7,621)                        (6,516)                      (5,939)
Cash and due from banks                    32,423                         32,822                       31,089
Premises and equipment                     28,420                         19,178                       15,550
Other assets                               34,469                         24,160                       19,847
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           $1,245,277                     $1,115,023                   $1,027,785
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings and interest-bearing demand    $  222,182  $  4,182   1.88%   $  218,642 $  4,533   2.07% $   228,632   $  5,517   2.41%
Money market accounts                      79,397     2,875   3.62%       79,758    2,831   3.55%      74,079      2,809   3.79%
Certificates of deposit and other time    545,166    29,061   5.33%      482,974   25,677   5.32%     455,493     23,965   5.26%
---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         846,745    36,118   4.27%      781,374   33,041   4.23%     758,204     32,291   4.26%
Federal funds purchased and securities
  sold under agreements to repurchase      58,512     3,054   5.22%       43,777    2,206   5.04%      21,729      1,067   4.91%
Other borrowings                           74,790     4,461   5.96%       42,280    2,696   6.38%      16,155      1,053   6.52%
---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      980,047   $43,633   4.45%      867,431  $37,943   4.37%     796,088    $34,411   4.32%
                                                    -------                       -------                        -------
                                                    -------                       -------                        -------
NONINTEREST-BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
Noninterest-bearing demand deposits       113,616                        106,068                       98,109
Other liabilities                          14,866                         13,508                       10,971
Shareholders' equity                      136,748                        128,016                      122,617
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,245,277                     $1,115,023                   $1,027,785
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Interest income/earning assets                      $99,954   8.63%               $89,190   8.53%                $80,553   8.33%
Interest expense/earning assets                      43,633   3.77%                37,943   3.63%                 34,411   3.56%
---------------------------------------------------------------------------------------------------------------------------------
  Net interest income/earning assets                $56,321   4.87%               $51,247   4.90%                $46,142   4.77%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Note: Income is on a federal-tax-equivalent basis using a 35% tax rate. Average volume includes nonaccrual loans.
        Loans are classified by department.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL CITY BANCSHARES, INC.



                           By /s/ STEPHEN C. BYELICK, JR.     3/25/98
                              ---------------------------   -------
                              Stephen C. Byelick, Jr.         Date
                              Secretary and Treasurer
                              (Chief Accounting Officer)