Form 10-Q
period 1998-03-31
NATIONAL CITY BANCSHARES INC
filed 1998-05-15
CIK 764241

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

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

                                   Yes (X)        No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                  OUTSTANDING AT MAY 1, 1998
  (Common stock,
$1.00 Stated Value)                   10,759,219

                   NATIONAL CITY BANCSHARES, INC.


                                INDEX

                                                            PAGE NO.
                  PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed consolidated statements of financial
             position-March 31, 1998, December 31, 1997,
             and March 31, 1997                                   1

           Condensed consolidated statements of income-
             three months ended March 31, 1998 and 1997           2

           Condensed consolidated statements of cash flows-
             three months ended March 31, 1998 and 1997           3

           Notes to condensed consolidated financial
             statements                                           6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk                                     17


                    PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        18


                          SIGNATURES                             18

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Condensed Consolidated Statements of Financial Position
             (Dollar Amounts Other Than Share Data in Thousands)

                                                 March    December     March
                                                    31          31        31
                                                  1998        1997      1997
----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $   44,319 $   36,329 $   39,441
Time deposits in banks                           1,391      2,485      2,186
Federal funds sold                                   -      1,500      3,740
Securities available for sale                  307,409    267,957    284,532
Nonmarketable equity securities                 13,270     11,371      6,362
Loans                                        1,040,626    916,356    842,499
Less:  Allowance for loan losses                 8,979      7,969      7,485
----------------------------------------------------------------------------
  Loans-net                                  1,031,647    908,387    835,014
Premises and equipment                          35,881     30,959     26,903
Intangible assets                               39,898     19,590     10,535
Other assets                                    22,432     19,682     18,930
----------------------------------------------------------------------------
TOTAL ASSETS                                $1,496,247 $1,298,260 $1,227,643
----------------------------------------------------------------------------
----------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-bearing demand                $  138,591 $  123,719 $  110,204
  Interest-bearing savings and time          1,020,240    840,327    837,284
----------------------------------------------------------------------------
    Total deposits                           1,158,831    964,046    947,488
Short-term borrowings                           51,516     76,917     80,126
Other borrowings                                84,991     95,185     58,072
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debenture    34,500          -          -
Dividends payable                                1,935      1,931      1,591
Deferred income taxes                            4,109      4,349        888
Other liabilities                               10,602      9,029      9,678
----------------------------------------------------------------------------
  Total liabilities                          1,346,484  1,151,457  1,097,843
----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock - $1.00 stated value               10,752     10,727     10,151
              3/31/98   12/31/97    3/31/97
            ---------- ---------- ----------
Authorized  20,000,000 20,000,000 20,000,000
Outstanding 10,751,545 10,727,247 10,150,791
Capital surplus                                 79,969     79,725     55,099
Retained earnings                               56,036     52,858     64,900
Accumulated other comprehensive income           3,006      3,493       (350)
----------------------------------------------------------------------------
  Total shareholders' equity                   149,763    146,803    129,800
----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,496,247 $1,298,260 $1,227,643

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

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Condensed Consolidated Statements of Income
             (Dollar Amounts Other Than Share Data in Thousands)

                                                           Three Months
                                                               Ended
                                                             March 31
---------------------------------------------------------------------------
                                                          1998         1997
---------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                             $21,656      $18,103
Interest and dividends on securities                     4,057        4,282
Interest on federal funds sold                              37           39
Interest on other investments                               50           48
---------------------------------------------------------------------------
  Total interest income                                 25,800       22,472
---------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                    10,047        8,436
Interest on funds borrowed                               1,850        1,508
---------------------------------------------------------------------------
  Total interest expense                                11,897        9,944
---------------------------------------------------------------------------
NET INTEREST INCOME                                     13,903       12,528
Provision for loan losses                                  229          366
---------------------------------------------------------------------------
  Net interest income after
   provision for loan losses                            13,674       12,162
---------------------------------------------------------------------------
NONINTEREST INCOME
Trust income                                               483          429
Service charges on deposit accounts                      1,081          918
Securities gains (losses)                                   68          469
Other                                                    1,082          717
---------------------------------------------------------------------------
  Total noninterest income                               2,714        2,533
---------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                           4,768        4,557
Premises and equipment                                   1,276        1,088
Other                                                    2,951        2,254
---------------------------------------------------------------------------
  Total noninterest expense                              8,995        7,899
---------------------------------------------------------------------------
  Income before income taxes                             7,393        6,796
Income taxes                                             2,280        2,123
---------------------------------------------------------------------------
NET INCOME                                               5,113        4,673
Other comprehensive income, net of income taxes:
  Unrealized gain (loss) arising in period                (447)        (110)
  Reclassification for realized amount                     (40)        (254)
---------------------------------------------------------------------------
  Net unrealized gain (loss) recognized in other
    comprehensive income                                  (487)        (364)
---------------------------------------------------------------------------
COMPREHENSIVE INCOME                                   $ 4,626      $ 4,309
---------------------------------------------------------------------------
---------------------------------------------------------------------------

Earnings per share:
  Basic                                                  $0.48        $0.44
  Diluted                                                $0.47        $0.43
Weighted average shares outstanding:
  Basic                                             10,744,301   10,684,348
  Diluted                                           10,893,547   10,803,886


The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                Ended
                                                               March 31
---------------------------------------------------------------------------
                                                            1998       1997
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  5,113   $  4,673
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Amortization                                                503         96
 Depreciation                                                581        516
 Provision for loan losses                                   229        366
 Securities (gains) losses                                   (68)      (469)
 Originations of loans held for sale                     (19,518)    (3,757)
 Proceeds from sales of loans held for sale               19,709      3,804
 (Gain) loss on sales of loans held for sale                (191)       (47)
 (Gain) loss on sale of property and equipment               (20)        (7)
 (Gain) loss on sale of other real estate                      2         (2)
 Increase (decrease) in deferred taxes                        (5)       (68)
Changes in assets and liabilities:
 (Increase) decrease in other assets                          52        953
 Increase (decrease) in other liabilities                   (707)     1,137
---------------------------------------------------------------------------
  Net cash flows provided by operating activities          5,680      7,195
---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing
  deposits in banks                                        1,094        797
Proceeds from matured securities held to maturity              -      6,990
Proceeds from matured securities available for sale       23,319      9,844
Proceeds from sales of securities held to maturity             -      3,509
Proceeds from sales of securities available for sale         206      1,705
Proceeds from sales of nonmarketable equity securities         -        803
Purchases of securities held to maturity                       -    (26,321)
Purchases of securities available for sale               (26,303)      (662)
Purchases of nonmarketable equity securities                 (23)      (901)
(Increase) decrease in federal funds sold                  9,580     (2,190)
(Increase) decrease in loans made to customers           (16,969)    (4,178)
Capital expenditures                                      (2,667)    (3,037)
Proceeds from sale of premises and equipment                  39         14
Proceeds from sale of other real estate owned                 50         55
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                    36,952     (5,846)
---------------------------------------------------------------------------
 Net cash flows provided by (used in)
   investing activities                                   25,278    (19,418)
---------------------------------------------------------------------------



                          (Continued on next page)

      The accompanying notes are an integral part of these statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                 Ended
                                                                March 31
----------------------------------------------------------------------------
                                                            1998        1997
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $  1,399    $ (1,022)
Net increase (decrease) in short-term borrowings         (35,911)     12,761
Proceeds from other borrowings                            43,587       6,597
Payments on other borrowings                             (64,881)     (3,246)
Trust preferred securities                                34,500           -
Dividends paid                                            (1,931)     (1,698)
Repurchase of common stock                                  (876)     (3,035)
Sale of common stock                                         434         423
Proceeds from exercise of stock options                      711           -
----------------------------------------------------------------------------
  Net cash flows provided by (used in)
    financing activities                                 (22,968)     10,780
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       7,990      (1,443)
Cash and cash equivalents at beginning of period          36,329      40,884
----------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 44,319   $  39,441
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

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows (Continued)
                        (Dollar Amounts in Thousands)

                                                             Three Months
                                                                 Ended
                                                                March 31
----------------------------------------------------------------------------
                                                            1998        1997
----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                               $12,084     $10,179
  Income taxes                                               285         198

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Change in allowance for unrealized gain (loss)
  on securities available for sale                      $   (793)   $   (601)
Change in deferred taxes attributable to securities
  available for sale                                         306         237
Transfer of securities from held to maturity to
  available for sale                                           -     180,696
Other real estate acquired in settlement of loans             16           4

Purchase of subsidiaries and branches:
 Purchase price                                         $(32,354)   $  6,797
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
 Assets acquired:
  Cash and cash equivalents                                4,598         951
  Securities                                              39,223       3,029
  Federal funds sold                                       8,080         950
  Loans                                                  106,536      37,773
  Premises and equipment                                   2,856         698
  Other assets                                            23,700       3,061
 Liabilities assumed:
  Deposits                                              (193,386)    (35,160)
  Short-term borrowings                                  (10,510)          -
  Other borrowings                                       (11,100)     (4,027)
  Deferred taxes payable                                     (71)        (34)
  Other liabilities                                       (2,280)       (444)
----------------------------------------------------------------------------
                                                        $(32,354)   $  6,797
----------------------------------------------------------------------------
----------------------------------------------------------------------------







The accompanying notes are an integral part of these statements.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At March 31, 1998, the Corporation had as subsidiaries, twelve commercial banks, one savings bank, a leasing corporation, a property management company, a financial services company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1997 included in the Corporation's Annual Report on Form 10-K as filed with the SEC.

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

                                       3/31/98       12/31/97
                                    ------------   ------------
     Standby letters of credit      $ 13,611,000   $ 13,258,000
     Commitments to extend credit   $196,100,000   $166,361,000


NOTE 3

A five percent stock dividend was paid December 8, 1997 to shareholders of record November 24, 1997. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend.

NOTE 4

On March 30, 1998, NCBE Capital Trust I ("the Trust"), a Delaware statutory business trust created by the Corporation, issued $34.5 million of 8.25% Cumulative Trust Preferred Securities ("Securities") which will mature on March 31, 2028 subject to extension or earlier redemption in certain events. The principal asset of the Trust is a $35.6 million subordinated debenture of the Corporation. The subordinated debenture bears interest at the rate of 8.25% and matures on March 31, 2028 subject to extension or earlier redemption in certain events. The Corporation owns all of the common securities of the Trust.

The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after March 31, 2003, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events.

The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.

The obligations of the Corporation with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Corporation of the Trust's obligation with respect to the Securities.

Subject to certain exceptions and limitations, the Corporation may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related Securities and, with certain exceptions, prevent the Corporation from declaring or paying cash distributions on the Corporation's common stock or debt securities that rank pari passu or junior to the subordinated debenture.

NOTE 5

As of January 1, 1998, the Corporation adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

NOTE 6

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

On August 31, 1997, the Corporation issued 374,986 shares of common stock, valued at $15,984,000, in exchange for all of the common stock of Bridgeport Bancorp, Inc., the parent company of First National Bank of Bridgeport with total assets of $39,382,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired entity since the acquisition have been included in the financial statements. The excess of the acquisition cost over fair value of net assets acquired in the amount of $9,377,000 will be amortized over 25 years using the straight-line method.

On December 31, 1997, the Corporation issued 794,994 shares of common stock for all of the common stock of First Fourth Bancorp, the parent company of First Bank of Huntingburg, Huntingburg, Indiana, with total assets of $108,077,000 and total equity of $12,917,000. This acquisition was accounted for as a pooling of interests. Accordingly, the Corporation's financial statements have been retroactively restated to include the accounts and operations of First Fourth Bancorp for all periods presented. Certain reclassifications have been made to First Fourth Bancorp's historical financial statements to conform to the Corporation's presentation.

On January 8, 1998, the Corporation's subsidiary, First Kentucky Bank, purchased the former Mayfield, Kentucky, Branch Office of Republic Bank & Trust Company. First Kentucky assumed $65,639,000 in deposit liabilities in consideration of a deposit premium of $4,521,000, acquired assets and assumed other liabilities of $1,264,000. First Kentucky also purchased the office facility and certain loans of the Branch.

On March 6, 1998, the Corporation acquired Vernois Bancshares, Inc. in a cash transaction for $27,500,000. Vernois Bancshares, Inc. is the parent company of Bank of Illinois in Mt. Vernon, with total assets of $179,156,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired entity since the acquisition have been included in the financial statements. The excess of the acquisition cost over fair value of net assets acquired in the amount of $16,551,000 will be amortized over 25 years using the straight-line method.

NOTE 7

The Corporation is a party to an Agreement and Plan of Merger dated December 15, 1997 with Illinois One Bancorp, Inc. ("IOBI"), the holding company for Illinois One Bank, National Association ("IOB"), a national banking association with offices in Shawneetown, Elizabethtown and Golconda, Illinois. The agreement relates to the acquisition of IOBI in a merger transaction in which up to 577,417 shares of the Corporation's common stock would be issued. As of March 31, 1998, IOB had total assets of $88 million and total shareholders' equity of $11 million. The acquisition is subject to the approval of the shareholders of IOBI. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect the merger to become effective on May 31, 1998.

The Corporation is a party to an Agreement and Plan of Merger dated February 11, 1998, with Trigg Bancorp, Inc. ("TBI"), the holding company for Trigg County Farmers Bank ("TCFB"), a Kentucky banking corporation, which has three offices in Cadiz, Kentucky. The agreement relates to the acquisition of TBI in a merger transaction in which up to 736,278 shares of the Corporation's common stock would be issued. As of March 31, 1998, TCFB had total assets of $97 million and total shareholders equity of $9 million. The acquisition of TBI is subject to shareholder and regulatory approval. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the third quarter of 1998.

The Corporation is a party to an Agreement and Plan of Merger dated
March 9, 1998, with Community First Financial, Inc. ("CFF"), the holding company for Community First bank of Kentucky, a Kentucky banking corporation, which has two offices in Warsaw and Dry Ridge, Kentucky, and Community First Bank, National Association, a national banking association, which has six offices in Maysville, May's Lick and Mount Olivet, Kentucky and Aberdeen and Ripley, Ohio. The agreement relates to the acquisition of CFF in a merger transaction in which up to 1,441,862 shares of the Corporation's common stock would be issued to shareholders of CFF. As of March 31, 1998, CFF's subsidiary banks had total assets of $127 million and total shareholders equity of $13 million. The acquisition of CFF is subject to shareholder and regulatory approval. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the second or third quarter of 1998.

The Corporation is a party to an Agreement and Plan of Merger dated April 21, 1998, with Hoosier Hills Financial Corporation ("HHFC"), the holding company for The Ripley County Bank ("RCB"), an Indiana banking corporation, which has offices in Milan, Osgood and Versailles, Indiana. The agreement relates to the acquisition of HHFC in a merger transaction in which up to 775,625 shares of the Corporation's common stock (subject to increase under certain circumstances, at the Corporation's election) would be issued. As of March 31, 1998, RCB had total assets of $110 million and total shareholders' equity of $11 million. The acquisition is subject to shareholder and regulatory approval. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the third or fourth quarter of 1998.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


INTRODUCTION

The Corporation continues to grow rapidly by acquiring community banks. The financial results of the acquisitions can best be assessed from the Corporation's financial statements on a quarterly, as-reported basis. After each acquisition accounted for as a pooling of interests, the Corporation's financial statements are restated to include the results of the acquiree. Since January 1, 1997, the Corporation acquired assets of $108,109,000 (measured at the time of each acquisition) in one transaction accounted for as a pooling of interests.

Since the beginning of 1997, the Corporation has also acquired $326,750,000 (measured at the time of each acquisition) in assets through transactions accounted for as purchases. Financial statements are not restated following a transaction accounted for as a purchase; instead, the Corporation's financial statements include the results of each acquired entity following acquisition. Transactions accounted for as purchases typically result in the Corporation's recording intangible assets, including goodwill, which the Corporation amortizes on a straight-line basis. The Corporation has recorded $31,743,000 (measured at the time of each acquisition) in intangible assets as the direct result of purchases consummated between the beginning of 1997 and March 31, 1998. Note 6 to the condensed consolidated financial statements contains information regarding the acquisitions completed since January 1, 1997.

Management expects to continue to pursue acquisition opportunities as they arise. Note 7 to the condensed consolidated financial statement contains information regarding four pending acquisitions. Management believes other community banks located in the Corporation's general geographic area (which may extend beyond the tri-state region currently served) will find the Corporation an attractive partner because the Corporation shares a commitment to local communities and provides the opportunity to retain much of the operational decision making in those communities while recognizing the efficiencies of affiliation with a larger organization.

NET INCOME

Net income for the quarter ended March 31, 1998, was $5,113,000, or $0.48 per share, compared to $4,673,000, or $0.44 per share, for the first quarter of 1997. This is an increase of $440,000, or 9.4 percent. The weighted average number of shares outstanding was 10,744,301 and 10,684,348 for the three months ended March 31, 1998 and 1997, respectively. The weighted average number of shares outstanding, assuming dilution, was 10,893,547 and 10,803,886 for the three months ended March 31, 1998 and 1997, respectively. Shares were repurchased by the Corporation during 1997 for the dividend reinvestment program and for the repurchase program announced December 23, 1996.


NET INTEREST INCOME

Net interest income in the first quarter of 1998 increased $1,632,000, or 12.1 percent, on a tax equivalent basis, from the year-ago quarter. Average earning assets were $1,246,717,000 and $1,112,920,000, during the first quarter of 1998 and 1997, respectively, representing an increase of $133,797,000, or 12.0 percent. Loans increased an average of $139,027,000, or 17.1 percent; average securities increased $2,577,000, or 0.9 percent; and average federal funds sold increased $781,000, or 37.3 percent, for the quarter. Average time deposits in banks decreased $8,588,000, or 63.2 percent, for the quarter.

The growth in net interest income was primarily due to increases in average earning assets. Total interest income increased $3,585,000, or 15.3 percent, on a tax equivalent basis, during the first three months of 1998 from the same period of 1997, compared to a $1,953,000, or 19.6 percent increase in total interest expense. The increases in both interest income and interest expense were primarily due to increases in volume.

The net interest margin increased to 4.92 percent for the first quarter of 1998, compared to 4.91 percent during the year-ago quarter.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of the underperforming assets.

                                        3/31/98           3/31/97
  ---------------------------------------------------------------
  Nonaccrual loans                   $3,938,000        $2,246,000
  Restructured loans                    124,000            87,000
  90 days past due loans                588,000         1,281,000
  ---------------------------------------------------------------
    Total underperforming loans       4,650,000         3,614,000
  Nonaccrual securities:
    Agency-issued CMO                    46,000            27,000
  Other real estate held                227,000            42,000
  ---------------------------------------------------------------
    Total underperforming assets     $4,923,000        $3,683,000
  ---------------------------------------------------------------
  ---------------------------------------------------------------


Past due 90 days or more, nonaccrual, and renegotiated loans have increased slightly to 0.44 percent of total loans at March 31, 1998, from 0.43 percent as of March 31, 1997. Of the loans in this category, 60.8 and 61.6 percent were secured by real estate at March 31, 1998 and 1997, respectively. Potential problem loans, other than underperforming loans, amounted to $40,065,000 at March 31, 1998, and $33,187,000 at March 31, 1997.


PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $304,000 during the first quarter of 1998, compared to $235,000 in the corresponding period in the prior year.

The provision for loan losses during the first three months of 1998 was $229,000 compared to $366,000 for the first three months of 1997. The provision is based on a quarterly review of the allowance for loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of March 31, 1998, management considered the reserve for loan losses adequate to provide for potential loan losses.


NONINTEREST INCOME

Noninterest income for the first quarter of 1998 increased $181,000, or 7.2 percent, from the year-ago period. Trust income increased $54,000, or 12.6 percent, and service charges on deposit accounts increased $163,000, or 17.8 percent, over the first three months of 1997. Net securities gains were $68,000 for the first quarter of 1998 compared to $469,000 for the same period in 1997. Other noninterest income increased $365,000, or 50.9 percent, during 1998 due mainly to gains on the sale of mortgage loans and acquisitions accounted for under the purchase method of accounting.

NONINTEREST EXPENSE

Noninterest expense increased $1,096,000, or 13.9 percent, in the first quarter of 1998. Salaries and employee benefits increased $211,000, or 4.6 percent and expenses of premises and equipment increased $188,000, or 17.3 percent. Other items in this category increased $697,000, or 30.9 percent, over the year-ago period. These increases were mainly due to expenses associated with acquisitions.


FINANCIAL POSITION ANALYSIS

Cash and cash equivalents increased $4,878,000, or 12.4 percent. Time deposits in banks decreased $795,000, or 36.4 percent, and federal funds sold decreased $3,740,000, or 100.0 percent, during the past year.

Securities increased $29,785,000, or 10.2 percent, during the past year, with the largest increase of $30,731,000, or 21.2 percent in tax-exempt municipals. U.S. Government and agency securities increased $7,275,000, or 11.6 percent; and nonmarketable equity securities increased $6,908,000, or 108.5 percent, primarily due to the purchase of additional stock in Federal Home Loan Banks. Mortgage-backed securities decreased $12,233,000, or 19.7 percent; corporate securities decreased $7,764,000, or 78.5 percent; taxable municipals decreased $604,000, or 17.7 percent; and marketable equity securities decreased $57,000, or 2.9 percent. The market value adjustment on securities available for sale at March 31, 1998, was an unrealized gain of $4,950,000, reflecting an increase of $5,529,000, from an unrealized loss of $579,000 at March 31, 1997.

On March 31, 1997, the Corporation transferred $180,696,000 of securities classified as held to maturity to the available for sale category; and recorded, as a component of equity, an unrealized gain of $71,000, net of $38,000 of deferred taxes. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, these securities are now accounted for at fair value, and any unrealized gain or loss net of deferred tax effect is reflected as a separate component of shareholders' equity.

Amortized cost and fair values of securities at March 31, 1998, with dollar amounts in thousands are on the following page:

Securities available for sale:

                                         Gross       Gross
                            Amortized  Unrealized  Unrealized   Fair
                               Cost      Gains       Losses     Value
----------------------------------------------------------------------
U.S. Government and
 agency securities           $ 70,040    $  195       $ 64     $70,171
Taxable municipals              2,811        65          -       2,876
Tax-exempt municipals         175,653     5,050        259     180,444
Corporate securities            2,132         3          1       2,134
Mortgage-backed securities     49,945       299        191      50,053
Marketable equity securities    1,878         1        148       1,731
----------------------------------------------------------------------
  Total available for sale   $302,459    $5,613       $663    $307,409
----------------------------------------------------------------------
----------------------------------------------------------------------


The security portfolio at March 31, 1998, included $1,740,000 in structured notes, which were comprised of $999,000 in an indexed amortizing note, $492,000 in a delevered floating note, and $249,000 in a capped floating rate note. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the security portfolio.

As part of its strategic plan, the Corporation has successfully increased total loans while maintaining competitive rates. Loans increased $198,127,000, or 23.5 percent, during the past year. Of this increase, $131,440,000 relates to entities acquired and accounted for under the purchase method of accounting. The largest increase was in loans secured by real estate which increased $102,446,000, or 22.1 percent. Commercial loans increased $46,758,000, or 25.4 percent; consumer loans increased $15,609,000, or 10.9 percent; and agricultural loans increased $4,237,000, or 18.5 percent. Lease financing increased $3,294,000, or 23.1 percent, and all other types of loans increased $25,783,000, or 180.2 percent.

Total deposits have increased $211,343,000, or 22.3 percent, since March 31, 1997, primarily due to entities acquired and accounted for under the purchase method of accounting. Noninterest-bearing deposits increased $28,387,000, or 25.8 percent, and interest-bearing deposits increased $182,956,000, or 21.9 percent, during this period.


SHAREHOLDERS' EQUITY

The Corporation and each subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                         Minimum
                      Requirements     3/31/98     3/31/97
                      ------------     -------     -------
Tier I capital to
 risk-based assets         4.00%        12.66%      14.30%
Total capital to
 risk-based assets         8.00%        14.25%      15.19%
Tangible equity to
 tangible assets           3.00%         7.54%       9.80%


YEAR 2000 COMPLIANCE

The year 2000 poses a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems.

The Corporation is committed to a plan for achieving Year 2000 compliance. Management believes that the expenditures required to bring systems into compliance will not have a materially adverse effect on the Corporation's performance. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

The Corporation and its banking subsidiaries are subject to examination with respect to their year 2000 compliance by various state and federal agencies, including the Federal Reserve Board, the Comptroller of the Currency, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, and state banking agencies. Following a recent examination, a rating of "needs improvement" was received with regard to the Corporation's Year 2000 compliance efforts. If the examining agency does not issue a more satisfactory rating, the Corporation will not qualify for expedited processing of regulatory applications seeking approval of future acquisitions or such approvals may only be given subject to additional conditions. While management expects to devote sufficient corporate resources to address regulatory concerns in this area, there can be no assurance that Year 2000 compliance issues will not delay the consummation of pending acquisitions (other than the pending acquisition of IOB) or future acquisitions or otherwise adversely affect the Corporation's ability to continue to grow through acquisition.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

  11     Statement re Computation of Per Share Earnings
  27     Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

A CURRENT REPORT dated March 10, 1998, for event of March 6, 1998, was filed reporting under Item 2 the acquisition of Vernois Bancshares, Inc.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL CITY BANCSHARES, INC
                                      (Registrant)


                              By  /S/ STEPHEN C. BYELICK, JR.
                                  ------------------------------
                                   Stephen C. Byelick, Jr.
                                   Secretary and Treasurer
                                   (On behalf of the registrant
                                   and in his capacity as Chief
                                   Accounting Officer.)



May 15, 1998

                             EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      ------------------------------------------------

     11             Statement re Computation of Per Share Earnings

     27             Financial Data Schedule (Electronic Filing Only)