Form 10-Q
period 1998-06-30
NATIONAL CITY BANCSHARES INC
filed 1998-08-14
CIK 764241

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

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

                                   Yes [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT JULY 31, 1998
(Common stock)                          11,341,256

                      NATIONAL CITY BANCSHARES, INC.


                                   INDEX

                                                            PAGE NO.
                      PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

           Condensed consolidated statements of financial
             position-June 30, 1998, December 31, 1997,
             and June 30, 1997                                    1

           Condensed consolidated statements of income-
             three months and six months ended
             June 30, 1997 and 1996                               2

           Condensed consolidated statements of cash flows-
             six months ended June 30, 1997 and 1996              3

           Notes to condensed consolidated financial
             statements                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   12

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk                                     19


                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds               20

Item 4.  Submission of Matters to a Vote of Security Holders     21

Item 6.  Exhibits and Reports on Form 8-K                        23


                                SIGNATURES                       23

                      PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
       Unaudited Condensed Consolidated Statements of Financial Position
              (Dollar Amounts Other Than Share Data in Thousands)

                                                  June   December       June
                                                    30         31         30
                                                  1998       1997       1997
----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $   56,113 $   39,486 $   43,720
Time deposits in banks                             897      2,485      2,386
Federal funds sold                               3,990     11,047      6,942
Securities available for sale                  298,441    290,536    300,704
Nonmarketable equity securities                 12,600     11,709      9,973
Loans                                        1,139,367    965,264    913,084
Less:  Allowance for loan losses                10,842      8,511      7,830
----------------------------------------------------------------------------
  Loans-net                                  1,128,525    956,753    905,254
Premises and equipment, net                     38,291     32,449     30,198
Intangible assets                               40,451     20,753     11,563
Other assets                                    24,363     21,028     21,454
----------------------------------------------------------------------------
TOTAL ASSETS                                $1,603,671 $1,386,246 $1,332,194
----------------------------------------------------------------------------
----------------------------------------------------------------------------


LIABILITIES
Deposits:
  Noninterest-bearing demand                $  147,724 $  138,671 $  121,307
  Interest-bearing savings and time          1,088,673    901,763    900,623
----------------------------------------------------------------------------
    Total deposits                           1,236,397  1,040,434  1,021,930
Short-term borrowings                           71,582     76,917     67,585
Other borrowings                                81,840     96,201     88,819
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debenture    34,500          -          -
Dividends payable                                2,040      1,931      1,578
Deferred income taxes                            4,090      4,517      2,324
Other liabilities                               10,505      9,544     10,760
----------------------------------------------------------------------------
  Total liabilities                          1,440,954  1,229,544  1,192,996
----------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
  None outstanding
Common stock                                    11,334     11,300     11,062
               6/30/98   12/31/97    6/30/97
            ---------- ---------- ----------
Authorized  29,000,000 20,000,000 20,000,000
Outstanding 11,333,512 11,299,984 11,062,212
Capital surplus                                 82,206     81,615     51,905
Retained earnings                               66,372     60,123     75,008
Accumulated other comprehensive income           2,805      3,664      1,223
----------------------------------------------------------------------------
  Total shareholders' equity                   162,717    156,702    139,198
----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,603,671 $1,386,246 $1,332,194
----------------------------------------------------------------------------
----------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
             Unaudited Condensed Consolidated Statements of Income
              (Dollar Amounts Other Than Share Data in Thousands)

                                         Three Months           Six Months
                                            Ended                  Ended
                                           June 30                June 30
------------------------------------------------------------------------------
                                         1998       1997       1998       1997
------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans            $25,443    $20,382    $48,244    $39,552
Interest and dividends on securities    4,690      4,681      9,079      9,299
Interest on federal funds sold             83        114        199        205
Interest on other investments              29         46         79         94
------------------------------------------------------------------------------
  Total interest income                30,245     25,223     57,601     49,150
------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                   11,618      9,533     22,323     18,563
Interest on funds borrowed              2,974      1,888      4,820      3,427
------------------------------------------------------------------------------
 Total interest expense                14,592     11,421     27,143     21,990
------------------------------------------------------------------------------
NET INTEREST INCOME                    15,653     13,802     30,458     27,160
Provision for loan losses               1,575        273      1,841        684
------------------------------------------------------------------------------
 Net interest income after
  provision for loan losses            14,078     13,529     28,617     26,476
------------------------------------------------------------------------------
NONINTEREST INCOME
Trust income                              532        359      1,015        788
Service charges on deposit accounts     1,376      1,047      2,536      2,037
Securities gains                          993        154      1,061        624
Other                                   1,167        899      2,304      1,645
------------------------------------------------------------------------------
 Total noninterest income               4,068      2,459      6,916      5,094
------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits          5,797      4,791     10,866      9,627
Premises and equipment                  1,596      1,161      2,959      2,337
Other                                   3,815      2,693      7,006      5,161
------------------------------------------------------------------------------
 Total noninterest expense             11,208      8,645     20,831     17,125
------------------------------------------------------------------------------
 Income before income taxes             6,938      7,343     14,702     14,445
Income taxes                            2,056      2,199      4,466      4,399
------------------------------------------------------------------------------
NET INCOME                              4,882      5,144     10,236     10,046
Other comprehensive income, net of
 income taxes:
 Unrealized gain (loss) arising
  in period                               258      1,653       (227)     1,563
 Reclassification for realized
  amount                                 (591)       (92)      (631)      (371)
------------------------------------------------------------------------------
 Net unrealized gain (loss) recognized
  in other comprehensive income          (333)     1,561       (858)     1,192
COMPREHENSIVE INCOME                  $ 4,549    $ 6,705    $ 9,378    $11,238
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Earnings per share:
  Basic                                 $0.43      $0.46      $0.90      $0.90
  Diluted                               $0.42      $0.46      $0.89      $0.89
Weighted average shares outstanding:
  Basic                            11,332,007 11,144,642 11,324,564 11,200,553
  Diluted                          11,478,212 11,284,299 11,472,290 11,330,151


The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
          Unaudited Condensed Consolidated Statements of Cash Flows
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
---------------------------------------------------------------------------
                                                            1998       1997
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                    $ 11,358   $ 13,146
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time
  deposits in banks                                        1,588        597
Proceeds from matured securities held to maturity              -      6,990
Proceeds from matured securities available for sale       50,204     27,367
Proceeds from sales of securities held to maturity             -      3,509
Proceeds from sales of securities available for sale      25,928     13,522
Proceeds from sales of nonmarketable equity securities     1,106        803
Purchases of securities held to maturity                       -    (26,321)
Purchases of securities available for sale               (46,962)   (20,695)
Purchases of nonmarketable equity securities                (121)    (4,157)
(Increase) decrease in federal funds sold                 15,137     (3,324)
(Increase) decrease in loans made to customers           (67,176)   (28,118)
Capital expenditures                                      (4,270)    (5,294)
Proceeds from sale of premises and equipment                  51         14
Proceeds from sale of other real estate owned                314        141
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                    36,952     (5,846)
---------------------------------------------------------------------------
 Net cash flows provided by (used in)
    investing activities                                  12,751    (40,812)
---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $  2,577   $  5,287
Net increase (decrease) in short-term borrowings         (15,845)       221
Proceeds from other borrowings                            51,871     84,925
Payments on other borrowings                             (77,332)   (52,343)
Trust preferred securities                                34,500          -
Dividends paid                                            (3,878)    (3,312)
Repurchase of common stock                                  (905)    (8,723)
Sale of common stock                                         791        851
Proceeds from exercise of stock options                      739        515
---------------------------------------------------------------------------
  Net cash flows provided by (used in)
    financing activities                                  (7,482)    27,421
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      16,627       (245)
Cash and cash equivalents at beginning of period          39,486     43,965
---------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 56,113   $ 43,720
---------------------------------------------------------------------------






                          (Continued on next page)

The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
    Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
                       (Dollars Amounts in Thousands)

                                                              Six Months
                                                                 Ended
                                                                June 30
---------------------------------------------------------------------------
                                                            1998       1997
---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES
Change in allowance for unrealized gain
  (loss) on securities available for sale               $ (1,405)   $ 1,948
Increase (decrease) in deferred taxes
  attributable to securities available for sale             (546)      (756)
Other real estate acquired in settlement of loans             99        364

Purchase of subsidiaries and branches:
 Purchase price                                         $(32,354)  $  6,797
---------------------------------------------------------------------------
---------------------------------------------------------------------------
 Assets acquired:
  Cash and cash equivalents                                4,598        951
  Securities                                              39,223      3,029
  Federal funds sold                                       8,080        950
  Loans                                                  106,536     37,773
  Premises and equipment                                   2,856        698
  Other assets                                            23,700      3,061
 Liabilities assumed:
  Deposits                                              (193,386)   (35,160)
  Short-term borrowings                                  (10,510)         -
  Other borrowings                                       (11,100)    (4,027)
  Deferred taxes payable                                     (71)       (34)
  Other liabilities                                       (2,280)      (444)
---------------------------------------------------------------------------
                                                        $(32,354)  $  6,797
---------------------------------------------------------------------------
---------------------------------------------------------------------------




















The accompanying notes are an integral part of the consolidated financial statements.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At June 30, 1998, the Corporation had as subsidiaries, thirteen commercial banks, one savings bank, a leasing corporation, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, the results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1997 included in the Corporation's Annual Report on Form 10-K as filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

In February, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The Corporation's management plans to adopt the appropriate provisions of the statements at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Corporation's financial position or operating results.

On June 15, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. Adoption of FAS 133 is not expected to have a material financial statement impact on the Corporation's financial position or operating results.


NOTE 2

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

In the normal course of business, there are outstanding various other commitments and contingent liabilities which are not reflected in the accompanying financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.


                                          6/30/98       12/31/97
   ---------------------------------------------------------------
   Standby letters of credit           $ 13,597,000   $ 13,518,000
   Commitments to extend credit        $229,370,000   $166,927,000


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

The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after March 31, 2003, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Securities are included in Tier I capital for regulatory capital adequacy determination purposes, subject to certain limitations.

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


NOTE 5

As of January 1, 1998, the Corporation adopted Statement 130, Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

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

On August 1, 1997, the Corporation issued 374,986 shares of common stock, valued at $15,984,000, in exchange for all of the common stock of Bridgeport Bancorp, Inc., the parent company of First National Bank of Bridgeport with total assets of $39,382,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired entity since the acquisition have been included in the financial statements. The excess of the acquisition cost over fair value of net assets acquired in the amount of $9,377,000 will be amortized over 25 years using the straight-line method.

On December 31, 1997, the Corporation issued 794,994 shares of common stock for all of the common stock of Fourth First Bancorp, the parent company of First Bank of Huntingburg, Huntingburg, Indiana, with total assets of $108,077,000 and total equity of $12,917,000. This acquisition was accounted for as a pooling of interests. Accordingly, the Corporation's financial statements have been retroactively restated to include the accounts and operations of Fourth First Bancorp for all periods presented. Certain reclassifications have been made to Fourth First Bancorp's historical financial statements to conform to the Corporation's presentation.

On January 8, 1998, the Corporation's subsidiary, First Kentucky Bank, purchased the former Mayfield, Kentucky, Branch Office of Republic Bank & Trust Company. First Kentucky assumed $65,639,000 in deposit liabilities in consideration of a deposit premium of $4,521,000, and acquired assets and assumed other liabilities of $1,264,000. First Kentucky also purchased the office facility and certain loans of the Branch.

On March 6, 1998, the Corporation acquired Vernois Bancshares, Inc. in a cash transaction for $27,500,000. Vernois Bancshares, Inc. was the parent company of Bank of Illinois in Mt. Vernon, with total assets of $179,156,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired entity since the acquisition have been included in the financial statements. The excess of the acquisition cost over fair value of net assets acquired in the amount of $16,551,000 will be amortized over 25 years using the straight-line method.

On May 31, 1998, the Corporation acquired Illinois One Bancorp., Inc. ("IOBI"), the holding company for Illinois One Bank, National Association ("IOB"), a national banking association with offices in Shawneetown, Elizabethtown, and Golconda, Illinois. As of March 31, 1998, IOB had total assets of $87.8 million and total shareholders' equity of $10.9 million. Accordingly, the Corporation's financial statements have been retroactively restated to include the accounts and operations of IOBI for all periods presented. Certain reclassifications have been made to conform to the Corporation's presentation. The Corporation issued 572,737 shares of its common stock in the transaction.


NOTE 7

The Corporation is a party to an Agreement and Plan of Merger dated February 11, 1998, with Trigg Bancorp, Inc. ("TBI"), the holding company for Trigg County Farmers Bank ("TCBF"), a Kentucky banking corporation, which has three offices in Cadiz, Kentucky. The agreement relates to the acquisition of TBI in a merger transaction in which up to 736,278 shares of the Corporation's common stock would be issued. As of March 31, 1998, TCFB had total assets of $97 million and total shareholders equity of $9 million. The acquisition is expected to qualify for the pooling of interest method of accounting. The parties expect to close the merger in the third quarter of 1998.

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

The Corporation is a party to an Agreement and Plan of Merger dated April 21, 1998, with Hoosier Hills Financial Corporation ("HHFC"), the holding company for The Ripley County Bank ("RCB"), an Indiana banking corporation, which has offices in Milan, Osgood, and Versailles, Indiana. The agreement relates to the acquisition of HHFC in a merger transaction in which up to 775,625 shares of the Corporation's common stock (subject to increase under certain circumstances, at the Corporation's election) would be issued. As of March 31, 1998, RCB had total assets of $110 million and total shareholders' equity of $11 million. The acquisition is subject to shareholder and regulatory approval. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the third quarter of 1998.

The Corporation is a party to an Agreement and Plan of Merger dated May 21, 1998, with 1st Bancorp Vienna, Inc. ("Bancorp"), the holding company for First State Bank of Vienna ("FSBV"), an Illinois banking corporation with a single office in Vienna, Illinois. The agreement relates to the acquisition of Bancorp in a transaction in which Bancorp would be merged into the Corporation, FSBV would be merged into IOB, and approximately 264,000 shares of the Corporation's common stock would be issued. As of March 31, 1998, FSBV had total assets of $39.5 million and total shareholders' equity of $5.0 million. The acquisition is subject to regulatory approval and the approval of shareholders of Bancorp. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the third or fourth quarter of 1998.

The Corporation is a party to an Agreement and Plan of Reorganization dated May 22, 1998, with Princeton Federal Bank, fsb ("PFB"), a federal savings bank with a single office in Princeton, Kentucky. The agreement relates to the acquisition of PFB in a transaction in which PFB would merge with an interim subsidiary of the Corporation, and approximately 201,000 shares of the Corporation's common stock would be issued. As of March 31, 1998, PFB had total assets of $32.3 million and total shareholders' equity of $4.4 million. The acquisition is subject to regulatory approval and the approval of shareholders of PFB. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the third or fourth quarter of 1998.

The Corporation is a party to an Agreement and Plan of Merger dated June 30, 1998, with Commonwealth Commercial Corp. ("CCC"), the holding company for Bank of Crittenden ("BC"), a Kentucky banking corporation with a single office in Crittenden, Kentucky. The agreement relates to the acquisition of CCC in a merger transaction in which approximately 209,000 shares of the Corporation's common stock would be issued. As of March 31, 1998, BC had total assets of $25.9 million and total shareholders' equity of $2.6 million. The acquisition is subject to regulatory approval. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the third or fourth quarter of 1998.

The Corporation is a party to an Agreement and Plan of Merger dated July 9, 1998, with Downstate Banking Co. ("DBC"), the holding company for Downstate National Bank ("DNB"), which has one office in Brookport, Illinois. The agreement relates to the acquisition of DBC in a merger transaction in which approximately 101,250 shares of the Corporation's common stock would be issued. As of March 31, 1998, DNB had total assets of $21.9 million and total shareholders' equity of $2.0 million. The acquisition is subject to regulatory approval. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the fourth quarter of 1998.

The Corporation is a party to an Agreement and Plan of Merger dated July 14, 1998, with Progressive Bancshares, Inc. ("PBI"), the holding company for The Progressive Bank, National Association ("TPB"), which has four offices in Lexington, Lawrenceburg, and Owingsville, Kentucky. The agreement relates to the acquisition of PBI in a merger transaction in which approximately 975,700 shares of the Corporation's common stock would be issued. As of March 31, 1998, TPB had total assets of $142.9 million and total shareholders' equity of $11.1 million. The acquisition is subject to regulatory approval and the approval of the shareholders of PBI. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in fourth quarter of 1998.


NOTE 8

The calculation of net earnings per share as of June 30 is summarized as follows:

                                      Quarter to Date        Year to Date
------------------------------------------------------------------------------
                                      1998       1997       1998       1997
-----------------------------------------------------------------------------
Net income                    $4,882,000  $5,144,000  $10,236,000  $10,046,000
------------------------------------------------------------------------------
------------------------------------------------------------------------------


Basic earnings per share
------------------------
Weighted average shares
  outstanding                 11,332,007  11,144,642   11,324,564   11,200,553
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Basic earnings per share           $0.43       $0.46        $0.90        $0.90
------------------------------------------------------------------------------
------------------------------------------------------------------------------


Diluted earnings per share

Weighted average shares
  outstanding                 11,332,007  11,144,642   11,324,564   11,200,553
Common stock equivalents
  due to stock options           146,205     139,657      147,726      129,598
------------------------------------------------------------------------------
Adjusted shares outstanding   11,478,212  11,284,299   11,472,290   11,330,151
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Diluted earnings per share         $0.42       $0.46        $0.89        $0.89
------------------------------------------------------------------------------
------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


INTRODUCTION

"Forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 may be included in this report. A variety of factors could cause the Corporation's actual results to differ from those expected at the time of this report including general and local economic conditions, interest rate changes, risks associated with acquisitions, credit risks, regulatory risks, competition, and year 2000 compliance.

The Corporation continues to grow rapidly by acquiring community banks. The financial results of the acquisition can best be assessed from the Corporation's financial statements on a quarterly, as-reported basis. After each acquisition accounted for as a pooling of interests (other than transactions accounted for as immaterial poolings), the Corporation's financial statements are restated to include the results of the acquiree. Since January 1, 1997, the Corporation acquired assets of $192,904,000 (measured at the time of each acquisition) in two transactions accounted for as poolings of interests.

Since the beginning of 1997, the Corporation has also acquired $326,750,000 (measured at the time of each acquisition) in assets through transactions accounted for as purchases. Financial statements are not restated following a transaction accounted for as a purchase; instead, the Corporation's financial statements include the results of each acquired entity following acquisition. Transactions accounted for as purchases typically result in the Corporation's recording intangible assets, including goodwill, which the Corporation amortizes on a straight-line basis. The Corporation has recorded $31,743,000 (measured at the time of each acquisition) in intangible assets as the direct result of purchases consummated between the beginning of 1997 and June 30, 1998. Note 6 to the condensed consolidated financial statements contains information regarding the acquisitions completed since January 1, 1997.

Management expects to continue to pursue acquisition opportunities as they arise. Note 7 to the condensed consolidated financial statement contains information regarding pending acquisitions. Management believes other community banks located in the Corporation's general geographic area (which may extend beyond the tri-state region currently served) will find the Corporation an attractive merger partner.

NET INCOME

Net income for the quarter ended June 30, 1998, was $4,882,000, or $0.43 per share, compared to $5,144,000, or $0.46 per share, for the second quarter of 1997. This is a decrease of $262,000, or 5.1 percent, in net income. For the first six months of 1998, net income was $10,236,000, or $0.89 per share on a diluted basis, compared to $10,046,000, or $0.89 per share on a diluted basis, for the first six months of 1997, an increase of $190,000, or 1.9 percent, in net income. The weighted average number of shares outstanding was 11,332,007 and 11,324,564 for the three and six months, respectively, ended June 30, 1998, compared to 11,144,642 and 11,200,553 during the same periods last year. The weighted average number of shares outstanding, assuming dilution, was 11,478,212 and 11,472,290 for the three and six months, respectively, ended June 30, 1998, compared to 11,284,299 and 11,330,151 during the like periods last year. Shares were repurchased by the Corporation during 1997 for the dividend reinvestment program and for the stock repurchase program announced December 23, 1996.


NET INTEREST INCOME

For the first six months of 1998, net interest income increased $3,688,000, or 12.6 percent, on a tax equivalent basis, from the same period last year. Net interest income in the second quarter of 1998 increased $1,994,000, or 13.3 percent, on a tax equivalent basis, from the year-ago quarter. For the first six months of 1998 and 1997, average earning assets were $1,391,364,000 and $1,199,874,000, respectively, representing an increase of $191,490,000 or 16.0 percent. Average earning assets were $1,457,778,000 and $1,223,050,000, an increase of $234,728,000, or 19.2 percent, during the second quarters of 1998 and 1997, respectively. Average loans increased $221,984,000, or 24.8 percent, and average securities increased $16,040,000, or 5.1 percent, for the quarter. Average Federal funds sold decreased $2,320,000, or 27.7 percent, and average time deposits in banks decreased $976,000, or 32.1 percent, for the quarter.

The growth in net interest income was primarily due to increases and a changes in the mix of average earning assets. Total interest income increased $8,841,000, or 17.2 percent, on a tax equivalent basis, during the first six months of 1998 from the same period of 1997, compared to a $5,153,000, or 23.4 percent increase in total interest expense. The increases in both interest income and interest expense were primarily due to increases in volume.

The net interest margin decreased to 4.67 percent for the second quarter of 1998, compared to 4.91 percent during the year-ago quarter and to 4.79 percent for the first six months of 1998 from 4.93 percent during the same period last year.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of underperforming assets.


                                        6/30/98           6/30/97
  ---------------------------------------------------------------
  Nonaccrual loans                   $5,591,000        $2,396,000
  Restructured loans                    193,000           147,000
  90 days past due loans              1,245,000         2,188,000
  ---------------------------------------------------------------
     Total underperforming loans      7,029,000         4,731,000
  Nonaccrual securities:
     Agency-issued CMO                   37,000            24,000
  Other real estate held                185,000           347,000
  ---------------------------------------------------------------
     Total underperforming assets    $7,251,000        $5,102,000
  ---------------------------------------------------------------
  ---------------------------------------------------------------


Past due 90 days or more, nonaccrual, and renegotiated loans were 0.6 percent of total loans at June 30, 1998, and 0.5 percent of total loans at June 30, 1997. Of the loans in this category, 45.3 and 49.4 percent were secured by real estate at June 30, 1998 and 1997, respectively. Potential problem loans, other than underperforming loans, amounted to $39,861,000 at June 30, 1998 and $41,309,000 at
June 30, 1997.


PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $291,000 during the second quarter and $592,000 during the first six months of 1998, compared to $414,000 during the second quarter and $664,000 during the first six months of 1997.

The provision for loan losses during the first six months of 1998 was $1,841,000 compared to $684,000 from the comparable year-ago period. The provision is based on the quarterly review of the allowance for loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. Management realizes the low loan loss environment that the banking industry has had in the past may not persist, and therefore, has taken action to increase the allowance for loan losses. Allowance for loan losses as a percent of total loans increased from 0.86 percent to 0.95
percent over the past year.   As of June 30, 1998, management
considered the allowance for loan losses adequate to provide for potential losses.

NONINTEREST INCOME

Noninterest income for the second quarter of 1998 increased $1,609,000, or 65.4 percent, and for the first six months of 1998 increased $1,822,000, or 35.8 percent, from the year-ago periods. Service charges on deposit accounts increased $499,000, or 24.5 percent, and net securities gains increased $437,000, or 70.0 percent, over the first six months of 1998. Trust income increased $227,000, or 28.8 percent, for the first six months of 1998, and other noninterest income increased $659,000, or 40.1 percent, during 1998, primarily due to gains on the sale of mortgage loans and acquisitions accounted for under the purchase method of accounting.


NONINTEREST EXPENSE

Noninterest expense increased $2,563,000, or 29.7 percent, and $3,706,000, or 21.6 percent, in the second quarter and the first six months of 1998, respectively. Salaries and employee benefits increased $1,006,000, or 21.0 percent, for the second quarter and $1,239,000 or 12.9 percent, for the first six months of 1998. Expenses of premises and equipment increased $435,000, or 37.5 percent, in the second quarter and $622,000, or 26.6 percent, for the first six months of 1998. Other items in this category increased $1,122,000, or 41.7 percent for the second quarter and $1,845,000 for the first six months of 1998. This increase included $387,000 in legal and accounting expenses associated with acquisitions and $874,000 of expenses associated with subsidiaries acquired and accounted for under the purchase method of accounting.


FINANCIAL POSITION ANALYSIS

Cash and cash equivalents increased $12,393,000, or 28.4 percent.
Federal funds sold decreased $2,952,000, or 42.5 percent, and time deposits in banks decreased $1,489,000, or 62.4 percent, during the past year.

Securities increased $364,000, or 0.1 percent, during the past year. The largest increase was in nontaxable municipals which increased $8,659,000, or 5.3 percent. U. S. Government and agency securities increased $7,495,000, or 11.4 percent; marketable equity securities increased $2,616,000, or 182.2 percent; and nonmarketable equity securities increased $2,627,000, or 26.3 percent, primarily due to acquisitions accounted for under the purchase method of accounting. Mortgage-backed securities decreased $17,212,000, or 29.3 percent; corporate securities decreased $5,808,000, or 90.3 percent; and taxable municipals decreased $614,000, or 19.1 percent. The market value adjustment on securities available for sale increased $2,601,000, or 130.3 percent.

Amortized cost and fair values of securities at June 30, 1998, with dollar amounts in thousands are on the following page:

Securities available for sale:

                                        Gross       Gross
                           Amortized  Unrealized  Unrealized     Fair
                              Cost      Gains       Losses       Value
----------------------------------------------------------------------
U.S. Government and
 agency securities          $ 68,379    $  222       $ 43     $ 68,558
Taxable municipals             2,596        64          -        2,660
Tax-exempt municipals        171,865     4,681        329      176,217
Corporate securities             623         1          -          624
Mortgage-backed securities    46,329       286        187       46,428
Marketable equity
 securities                    4,052        67        165        3,954
----------------------------------------------------------------------
  Total available for sale  $293,844    $5,321       $724     $298,441
----------------------------------------------------------------------
----------------------------------------------------------------------


At June 30, 1998, the securities portfolio included $1,494,000 in structured notes, which were comprised of $999,000 in an indexed amortizing note and $495,000 in a delevered floating note. These securities have risk characteristics which are well within the constraints of the non-structured securities held in the securities portfolio.

The Corporation has increased total loans while maintaining competitive rates. Loans increased $226,283,000, or 24.8 percent, during the past year. Of this increase, $123,156,000 relates to entities acquired and accounted for under the purchase method of accounting. Loans secured by real estate, increased $99,362,000, or
19.8 percent; commercial loans increased $90,385,000, or 47.4 percent; consumer loans increased $11,436,000, or 7.6 percent; agricultural loans increased $2,018,000, or 2.5 percent; and lease financing increased $28,000, or 0.2 percent. All other loans increased $23,054,000, or 151.0 percent.

Total deposits have increased $214,467,000, or 21.0 percent, since June 30, 1997, primarily due to entities acquired and accounted for under the purchase method of accounting. Noninterest-bearing deposits increased $26,417,000, or 21.8 percent, and interest-bearing deposits increased $188,050,000, or 20.9 percent, during this period.


SHAREHOLDERS' EQUITY

The Corporation and each subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                             Minimum
                          Requirements      6/30/98        6/30/97
     -------------------------------------------------------------
     Tier I capital to
      risk-based assets       4.00%          12.92%         13.97%
     Total capital to
      risk-based assets       8.00%          14.26%         14.83%
     Tangible equity to
      tangible assets         3.00%           7.82%          9.66%


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

To address the potential adverse year 2000-related consequences, the banking regulatory authorities, working cooperatively through the Federal Financial Institutions Examination Council (FFIEC), have issued a number of specific guidelines designed to guide financial institutions in their year 2000 compliance efforts. The Corporation has developed a year 2000 compliance program that it believes is consistent with these guidelines.

The Corporation and its banking subsidiaries are subject to examination with respect to their year 2000 compliance by various state and federal agencies, including the Federal Reserve Board, the Comptroller of the Currency, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, and state banking agencies. If a regulatory agency issues a rating of less than "satisfactory" with respect to an organization's year 2000 compliance efforts, the organization's ability to obtain regulatory approval of certain actions, such as proposed acquisitions, may be adversely affected.
The Corporation's acquisition plans are not presently under any such restriction.

Management believes that the organization has a effective corporate year 2000 compliance program in place and that additional expenditures required to bring its systems into compliance will not have a materially adverse effect on the Corporation's operations, cash flow, or financial condition. Management expects total additional out-of-pocket expenditures to be approximately $500,000. This includes fees to outside consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance, and certain administrative expenditures. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In February, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The Corporation's management plans to adopt the appropriate provisions of the statements at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Corporation's financial position or operating results.

On June 15, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. Adoption of FAS 133 is not expected to have a material financial statement impact on the Corporation's financial position or operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries


                     PART II  -  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On May 22, 1998, the Corporation filed Restated Articles of Incorporation (the "Restated Articles") embodying amendments to its Articles of Incorporation which had been approved by the Corporation's shareholders at the Annual Meeting of shareholders held May 20, 1998. A description of the rights of the holders of the Corporation's common shares, without par value ("NCBE Common") and preferred shares, without par value ("NCBE Preferred"), and a copy of the Restated Articles are included in the Form 8-A/A filed June 12, 1998.

Pursuant to the Restated Articles, the rights of holders of NCBE Common have been materially modified in the following respects: (1) the number of authorized shares of NCBE Common was increased from 20,000,000 to 29,000,000; (2) 1,000,000 shares of NCBE Preferred have been authorized and the Board of Directors of the Corporation has been authorized to establish the rights and preferences of multiple series of NCBE Preferred, including voting rights (which may be limited or unlimited), dividend or distribution rights, rights to priority in relation to NCBE Common or other shares of NCBE Preferred, redemption or conversion prices, liquidation preferences and sinking fund provisions, without further shareholder approval; (3) cumulative voting in elections of directors has been eliminated; (4) directors of the Corporation may be removed from office for "good cause" only with the affirmative vote of holders of 66 2/3% of the votes entitled to be cast in an election of directors; (5) the maximum number of directors has been fixed at 15; and (6) the number of outstanding shares required to be held by persons who may demand a special shareholders meeting was increased from 25% to 80%. Other, less material changes were also included in the Restated Articles, including; (1) provisions permitting the Corporation to redeem "control shares" as defined in the Indiana Business Corporation Law (the "IBCL") were included in the Restated Articles; (2) the Corporation's statement of purposes was simplified and clarified; and (3) certain corporate information was updated, unnecessary and redundant provisions were eliminated and outdated references to prior Indiana law were replaced by references to the IBCL.

Item 4.  Submission of Matters to a Vote of Security Holders

DATE OF MEETING

The Annual Meeting of Shareholders was held May 20, 1998.

MATTERS VOTED UPON

(1) Three directors, each to serve a term of three years or until their successors shall have been duly elected and qualified, were elected during the Annual Meeting of Shareholders. The results of the vote were:


       Dr. H. Ray Hoops

                       WITHHELD            ABSTENTIONS AND
     FOR 8,304,173     AUTHORITY 131,115   BROKER NONVOTES 4,958


       John D. Lippert

                       WITHHELD            ABSTENTIONS AND
     FOR 8,392,331     AUTHORITY 211,831   BROKER NONVOTES 4,958


       Ronald G. Reherman

                       WITHHELD            ABSTENTIONS AND
     FOR 8,344,047     AUTHORITY  91,241   BROKER NONVOTES 4,958


(2) The Board of Directors proposed to amend and restate the Articles of Incorporation. The results of the vote were:


     A. Increase the number of the Corporation's authorized common shares from 20,000,000 to 29,000,000

                                        ABSTENTIONS AND
  FOR 7,907,407    AGAINST   470,749    BROKER NONVOTES   119,194


     B.  Authorize 1,000,000 preferred shares

                                        ABSTENTIONS AND
  FOR 5,976,620    AGAINST 1,187,495    BROKER NONVOTES 1,333,235


     C.  Eliminate cumulative voting in elections of directors

                                        ABSTENTIONS AND
  FOR 5,930,833    AGAINST 1,109,853    BROKER NONVOTES 1,456,664

     D. Provide for removal of directors only for cause and only by the vote of shareholders representing 66 2/3% of votes entitled to be cast

                                        ABSTENTIONS AND
  FOR 5,829,260    AGAINST 1,161,862    BROKER NONVOTES 1,506,228


E.  Fix the maximum number of directors at 15

                                        ABSTENTIONS AND
  FOR 7,832,750    AGAINST   405,043    BROKER NONVOTES   259,557


     F.  Provide for a shareholders' meeting to be held
         upon the demand of holders of shares representing
         80% of votes entitled to be cast
                                        ABSTENTIONS AND
  FOR 5,958,963    AGAINST 1,015,898    BROKER NONVOTES 1,522,489


     G.  Adopt the Indiana Business Corporation Law's ("IBCL")
         Control Provisions allowing redemption, in certain cases, of an acquiror's control shares

                                        ABSTENTIONS AND
  FOR 6,272,592    AGAINST   807,513    BROKER NONVOTES 1,417,245


     H. Clarify that shareholders' voting rights with respect to certain business combinations extend to sales transactions and other distributions of the Corporation's assets

                                        ABSTENTIONS AND
  FOR 6,371,115    AGAINST   694,077    BROKER NONVOTES 1,432,158


     I.  Clarify the Corporation's statement of purpose

                                        ABSTENTIONS AND
  FOR 6,841,165    AGAINST   249,883    BROKER NONVOTES 1,406,302


     J. Restate the Corporation's Articles in accordance with the IBCL to update corporate information, eliminate unnecessary and redundant material, and state certain default provisions of the IBCL.
                                        ABSTENTIONS AND
  FOR 6,819,735    AGAINST   261,783    BROKER NONVOTES 1,415,832

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

      3(i)     Restated Articles of Incorporation (incorporated
               by reference to Exhibit 3.1 to Form 8-A/A, dated
               June 12, 1998
     11        Computation of Per Share Earnings (incorporated
               by reference to Note 8 to the Corporation's
               unaudited interim consolidated financial statements
               included herein)
     27        Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

A CURRENT REPORT dated April 30, 1998, for the events of April 20, 1998, and April 21, 1998, was filed reporting under Item 5 news releases announcing earnings and the execution of a definitive agreement with Hoosier Fills Financial Corporation. The report also included the two news releases as exhibits under Item 7.

A CURRENT REPORT dated May 27, 1998, for the event of May 20, 1998, was filed reporting under Item 4 the change in the Corporation's certifying accountant.

A CURRENT REPORT dated June 9, 1998, for the event of May 22, 1998, was filed reporting under Item 5 the execution of definitive agreements with 1st Bancorp Vienna, Inc. and Princeton Federal Bank, FSB. The report also included the news release as an exhibit under
Item 7.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL CITY BANCSHARES, INC.
                                      (Registrant)


                              By   /s/ STEPHEN C. BYELICK, JR.
                                   ----------------------------
                                   Stephen C. Byelick, Jr.
                                   Secretary and Treasurer
                                   (On behalf of the registrant
                                   and in his capacity as Chief
                                   Accounting Officer.)


August 14, 1998

                             EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      --------------------------------------------------

     3(i) Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A, dated June 12, 1998)

    11 Computation of Per Share Earnings (incorporated by reference to Note 8 to the Corporation's unaudited interim consolidated financial statements included herein)

    27              Financial Data Schedule (Electronic Filing Only)