Form 10-Q
period 1998-09-30
NATIONAL CITY BANCSHARES INC
filed 1998-11-16
CIK 764241

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.

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

                                   Yes [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                    OUTSTANDING AT November 6, 1998
(Common stock)                          14,843,793

                      NATIONAL CITY BANCSHARES, INC.


                                   INDEX

                                                            PAGE NO.
                      PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

           Condensed consolidated statements of financial
             position-September 30, 1998, December 31, 1997,
             and September 30, 1997                                    1

           Condensed consolidated statements of income-
             three months and nine months ended
             September 30, 1998 and 1997                               2

           Condensed consolidated statements of cash flows-
             nine months ended September 30, 1998 and 1997             3

           Notes to condensed consolidated financial
             statements                                                5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk                                          20


                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                             21


                                SIGNATURES                            21

                      PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
       Unaudited Condensed Consolidated Statements of Financial Position
              (Dollar Amounts Other Than Share Data in Thousands)

                                             September   December  September
                                                    30         31         30
                                                  1998       1997       1997
----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $   50,270 $   47,636 $   44,746
Time deposits in banks                           1,749      3,269      4,499
Federal funds sold                                  64     13,939     15,279
Securities available for sale                  322,790    342,726    348,362
Nonmarketable equity securities                 15,286     13,854     12,923
Loans                                        1,343,051  1,121,395  1,105,194
Less:  Allowance for loan losses               (13,201)   (10,625)   (10,635)
----------------------------------------------------------------------------
  Loans-net                                  1,329,850  1,110,770  1,094,559
Premises and equipment, net                     41,791     35,404     34,527
Intangible assets                               41,066     22,073     22,039
Other assets                                    30,770     23,745     24,600
----------------------------------------------------------------------------
TOTAL ASSETS                                $1,833,636 $1,613,416 $1,601,534
----------------------------------------------------------------------------
----------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-bearing demand                $  190,813 $  166,372 $  174,605
  Interest-bearing savings and time          1,208,005  1,059,751  1,050,545
----------------------------------------------------------------------------
    Total deposits                           1,398,818  1,226,123  1,225,150
Short-term borrowings                           63,483     77,241     75,868
Other borrowings                               121,497    112,537    104,795
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debenture    34,500          -          -
Dividends payable                                2,435      1,931      1,815
Deferred income taxes                            5,331      4,751      3,244
Other liabilities                               16,202     11,402     13,439
----------------------------------------------------------------------------
  Total liabilities                          1,642,266  1,433,985  1,424,311
----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
  None outstanding
Common stock                                    13,528     13,454     13,047
               9/30/98   12/31/97    9/30/97
            ---------- ---------- ----------
Authorized  29,000,000 20,000,000 20,000,000
Outstanding 13,527,870 13,453,911 13,046,952
Capital surplus                                 84,441     83,295     75,964
Retained earnings                               88,277     78,550     85,346
Accumulated other comprehensive income           5,124      4,132      2,866
----------------------------------------------------------------------------
  Total shareholders' equity                   191,370    179,431    177,223
----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,833,636 $1,613,416 $1,601,534
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

                                         Three Months           Nine Months
                                            Ended                  Ended
                                         September 30           September 30
------------------------------------------------------------------------------
                                         1998       1997      1998        1997
INTEREST INCOME
Interest and fees on loans            $30,620    $25,274    $87,984    $72,418
Interest and dividends on securities    4,776      5,344     15,535     16,097
Interest on federal funds sold             59        267        373        612
Interest on other investments              23         59        134        167
------------------------------------------------------------------------------
  Total interest income                35,478     30,944    104,026     89,294
------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                   13,591     11,653     39,399     33,528
Interest on funds borrowed              3,227      2,517     10,089      6,602
------------------------------------------------------------------------------
 Total interest expense                16,818     14,170     49,488     40,130
------------------------------------------------------------------------------
NET INTEREST INCOME                    18,660     16,774     54,538     49,164
Provision for loan losses                 694        757      2,571      1,527
------------------------------------------------------------------------------
 Net interest income after
  provision for loan losses            17,966     16,017     51,967     47,637
------------------------------------------------------------------------------
NONINTEREST INCOME
Trust income                              556        483      1,576      1,280
Service charges on deposit accounts     1,723      1,394      4,866      4,009
Securities gains                           70         64      1,130        691
Other                                   1,274      1,180      3,893      3,110
------------------------------------------------------------------------------
 Total noninterest income               3,623      3,121     11,465      9,090
------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits          7,539      5,926     20,098     17,345
Premises and equipment                  1,939      1,469      5,284      4,180
Other                                   5,757      3,097     13,761      9,083
------------------------------------------------------------------------------
 Total noninterest expense             15,235     10,492     39,143     30,608
------------------------------------------------------------------------------
 Income before income taxes             6,354      8,646     24,289     26,119
Income taxes                            1,964      2,668      7,400      7,996
------------------------------------------------------------------------------
NET INCOME                              4,390      5,978     16,889     18,123
Other comprehensive income, net of
 income taxes:
 Unrealized gain (loss) arising
  in period                             1,942      1,563      1,664      3,267
 Reclassification for realized
  amount                                  (42)       (38)      (672)      (411)
-------------------------------------------------------------------------------
 Net unrealized gain (loss) recognized
  in other comprehensive income         1,900      1,525        992      2,856
COMPREHENSIVE INCOME                  $ 6,290    $ 7,503    $17,881    $20,979

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Earnings per share:
  Basic                                 $.032      $0.45      $1.28      $1.35
  Diluted                               $.032      $0.44      $1.27      $1.34
Weighted average shares outstanding:
  Basic                            13,514,251 13,373,479 13,199,806 13,375,509
  Diluted                          13,630,979 13,512,804 13,337,199 13,503,342


The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
          Unaudited Condensed Consolidated Statements of Cash Flows
                       (Dollars Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                              September 30
----------------------------------------------------------------------------
                                                             1998       1997
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $ 20,190   $ 23,259
----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time
  deposits in banks                                        1,520      1,193
Proceeds from matured securities held to maturity              -     16,524
Proceeds from matured securities available for sale       76,685     47,193
Proceeds from sales of securities held to maturity             -      3,509
Proceeds from sales of securities available for sale      37,286     19,821
Proceeds from sales of nonmarketable equity securities         -        803
Purchases of securities held to maturity                       -    (31,942)
Purchases of securities available for sale               (52,968)   (38,727)
Purchases of nonmarketable equity securities                (661)    (4,985)
(Increase) decrease in federal funds sold                 21,955     (5,430)
(Increase) decrease in loans made to customers          (115,471)   (44,595)
Capital expenditures                                      (5,988)    (9,282)
Proceeds from sale of premises and equipment                  94      1,997
Proceeds from sale of other real estate owned                350        312
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                    36,952     (5,191)
---------------------------------------------------------------------------
 Net cash flows provided by (used in)
    investing activities                                    (246)   (48,800)
---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     $(20,439)  $ (3,034)
Net increase (decrease) in short-term borrowings         (24,270)     7,712
Proceeds from other borrowings                            78,634    125,876
Payments on other borrowings                             (80,776)   (95,056)
Trust preferred securities                                34,500          -
Dividends paid                                            (6,178)    (5,650)
Repurchase of common stock                                    (8)   (13,322)
Sale of common stock                                       1,227      1,310
Proceeds from exercise of stock options                        -        534
---------------------------------------------------------------------------
  Net cash flows provided by (used in)
    financing activities                                 (17,310)    18,370
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       2,634     (7,171)
Cash and cash equivalents at beginning of period          47,636     51,917
---------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 50,270   $ 44,746
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

               NATIONAL CITY BANCSHARES, INC. and Subsidiaries
    Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
                       (Dollars Amounts in Thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30
----------------------------------------------------------------------------
                                                              1998      1997
----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES
Change in allowance for unrealized gain
  (loss) on securities available for sale               $  1,544    $ 4,631
Increase (decrease) in deferred taxes
  attributable to securities available for sale              552      1,775
Other real estate acquired in settlement of loans            175        392

Purchase of subsidiaries and branches:
 Purchase price                                         $(32,354)  $  6,797
---------------------------------------------------------------------------
---------------------------------------------------------------------------
 Assets acquired:
  Cash and cash equivalents                                4,598      1,606
  Securities                                              39,223     17,460
  Federal funds sold                                       8,080      3,100
  Loans                                                  106,536     59,300
  Premises and equipment                                   2,856        930
  Other assets                                            23,700     12,882
 Liabilities assumed:
  Deposits                                              (193,386)   (67,411)
  Short-term borrowings                                  (10,510)      (200)
  Other borrowings                                       (11,100)    (4,127)
  Deferred taxes payable                                     (71)         -
  Other liabilities                                       (2,280)      (794)
  Common stock issued                                          -    (15,949)
---------------------------------------------------------------------------
                                                        $(32,354)  $  6,797
---------------------------------------------------------------------------
---------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At September 30, 1998, the Corporation had as subsidiaries, fifteen commercial banks, one savings bank, a leasing corporation, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, the results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's supplemental consolidated financial statements and notes for the year ended December 31, 1997 included in the Corporation's Supplemental Consolidated Financial Statements filed on Form 8-K with the SEC, on October 9, 1998.

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

In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Banking Enterprise". SFAS No. 134 amends SFAS 65 and SFAS 115. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of SFAS No. 133 is not expected to have a material financial statement impact on the Corporation's financial position or operating results.


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

                                           9/30/98       12/31/97
   ---------------------------------------------------------------
   Standby letters of credit           $ 17,114,000   $ 14,217,000
   Commitments to extend credit        $248,390,000   $178,264,000


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

In February, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The Corporation adopted the appropriate provisions of the statements at January 1, 1998. The adoption of the statement will not have a material effect on the Corporation's financial position or operating results.


NOTE 6

On March 1, 1997, the Corporation acquired First Federal Savings Bank of Leitchfield, a $43 million savings bank located in Leitchfield, Kentucky. This acquisition was accounted for as a purchase, and the results of operations of First Federal Savings Bank of Leitchfield since the acquisition have been included in the financial statements. The excess of the acquisition cost over the fair value of net assets acquired in the amount of $2,807,000 is being amortized over 25 years using the straight-line method.

On August 1, 1997, the Corporation issued 374,986 shares of common stock for all of the common stock of Bridgeport Bancorp, Inc., the parent company of First National Bank of Bridgeport with total assets of $39,382,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired entity since the acquisition have been included in the financial statements. The excess of the acquisition cost over fair value of net assets acquired in the amount of $9,377,000 is being amortized over 25 years using the straight-line method.

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

On March 6, 1998, the Corporation acquired Vernois Bancshares, Inc. in a cash transaction for $27,500,000. Vernois Bancshares, Inc. was the parent company of Bank of Illinois in Mt. Vernon, with total assets of $179,156,000. This acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired entity since the acquisition have been included in the financial statements. The excess of the acquisition cost over fair value of net assets acquired in the amount of $16,551,000 is being amortized over 25 years using the straight-line method.

On May 29, 1998, the Corporation issued 572,737 shares of common stock for all of the common stock of Illinois One Bancorp., Inc. ("IOBI"), the holding company for Illinois One Bank, National Association ("IOB"), a national banking association with offices in Shawneetown, Elizabethtown, and Golconda, Illinois. As of May 31, 1998, IOB had total assets of $86.1 million and total shareholders' equity of $11.1 million. This acquisition was accounted for as a pooling of interests. Accordingly, the Corporation's financial statements have been retroactively restated to include the accounts and operations of IOBI for all periods presented. Certain reclassifications have been made to IOBI's historical financial statements to conform to the Corporation's presentation.

On August 31, 1998, the Corporation issued 736,278 shares of common stock for all of the common stock of Trigg Bancorp Inc., the parent company of Trigg County Farmers Bank, Cadiz, Kentucky. As of August 31, 1998, Trigg County Farmers Bank had assets of $95.0 million and equity of $8.9 million. This acquisition was accounted for as a pooling of interests. Accordingly, the Corporation's financial statements have been retroactively restated to include the accounts and operations of Trigg Bancorp for all periods presented. Certain reclassifications have been made to Trigg Bancorp's historical financial statements to conform to the Corporations's presentation.

On August 31, 1998, the Corporation issued 1,432,202 shares of common stock for all of the common stock of Community First Financial, Inc., the parent company of Community First Bank, N.A., Maysville, Kentucky and Community First bank of Kentucky, Warsaw, Kentucky. As of August 31, 1998, the two banks had assets of $134.8 million and equity of $13.4 million. This acquisition was accounted for as a pooling of interests. Accordingly, the Corporation's financial statements have been retroactively restated to include the accounts and operations of Community First. Certain reclassifications have been made to Community First's historical financial statements to conform to the Corporation's presentation.

On October 1, 1998, the Corporation issued 289,134 shares of its common stock for all of the common stock of 1st Bancorp Vienna, Inc. ("Bancorp"), the holding company for First State Bank of Vienna ("FSBV"), an Illinois banking corporation with a single office in Vienna, Illinois. As of September 30, 1998, FSBV had total assets of $38.2 million and total shareholders' equity of $5.1 million. The acquisition is expected to qualify for the pooling of interests method of accounting.

On October 31, 1998, the Corporation issued 190,000 shares of its common stock for all of the common stock of Commonwealth Commercial Corp. ("CCC"), the holding company for Bank of Crittenden ("BC"), a Kentucky banking corporation with a single office in Crittenden, Kentucky. As of September 30, 1998, BC had total assets of $23.0 million and total shareholders' equity of $2.7 million. The acquisition is expected to qualify for the pooling of interests method of accounting.

On October 31, 1998, the Corporation issued 102,648 shares of its common stock for all of the common stock of Downstate Banking Co. ("DBC"), the holding company for Downstate National Bank ("DNB"), which has one office in Brookport, Illinois. As of September 30, 1998 DNB had total assets of $21.6 million and total shareholders' equity of $1.9 million. The acquisition is expected to qualify for the pooling of interests method of accounting.

On October 31, 1998, the Corporation issued 729,936 shares of its common stock for all of the common stock of Hoosier Hills Financial Corporation ("HHFC"), the holding company for The Ripley County Bank ("RCB"), an Indiana banking corporation, which has offices in Milan, Osgood, and Versailles, Indiana. As of September 30, 1998, RCB had total assets of $117.1 million and total shareholders' equity of $10.3 million. The acquisition is expected to qualify for the pooling of interests method of accounting.


NOTE 7
The Corporation is a party to an Agreement and Plan of Reorganization dated May 22, 1998, with Princeton Federal Bank, fsb ("PFB"), a federal savings bank with a single office in Princeton, Kentucky. The agreement relates to the acquisition of PFB in a transaction in which PFB would merge with an interim subsidiary of the Corporation, and approximately 212,600 shares of the Corporation's common stock would be issued. As of September 30, 1998, PFB had total assets of $31.9 million and total shareholders' equity of $4.6 million. The acquisition is subject to the approval of shareholders of PFB. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the fourth quarter of 1998.

The Corporation is a party to an Agreement and Plan of Merger dated July 14, 1998, with Progressive Bancshares, Inc. ("PBI"), the holding company for The Progressive Bank, National Association ("TPB"), which has four offices in Lexington, Lawrenceburg, and Owingsville, Kentucky. The agreement relates to the acquisition of PBI in a merger transaction in which approximately 975,700 shares of the Corporation's common stock would be issued. As of September 30, 1998, TPB had total assets of $144.0 million and total shareholders' equity of $10.7 million. The acquisition is subject to the approval of the shareholders of PBI. The acquisition is expected to qualify for the pooling of interests method of accounting. The parties expect to close the merger in the fourth quarter of 1998.

NOTE 8

The calculation of net earnings per share as of September 30 is summarized as follows:

                                      Quarter to Date        Year to Date
------------------------------------------------------------------------------
                                      1998       1997       1998       1997
------------------------------------------------------------------------------
Net income                    $4,390,000  $5,978,000  $16,889,000  $18,123,000
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Basic earnings per share
------------------------
Weighted average shares
  outstanding                 13,514,251  13,373,479   13,199,806   13,375,590
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Basic earnings per share           $0.32       $0.45        $1.28        $1.35
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Diluted earnings per share
--------------------------
Weighted average shares
  outstanding                 13,514,251  13,373,479   13,199,806   13,375,590
Common stock equivalents
  due to stock options           116,728     139,325      137,393      127,833
------------------------------------------------------------------------------
Adjusted shares outstanding   11,630,979  13,512,804   13,337,199   13,503,342
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Diluted earnings per share         $0.32       $0.44        $1.27        $1.34
------------------------------------------------------------------------------
------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


INTRODUCTION

"Forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 may be included in this report. A variety of factors could cause the Corporation's actual results to differ from those expected at the time of this report including general and local economic conditions, interest rate changes, risks associated with acquisitions, credit risks, regulatory risks, competition, and year 2000 compliance risks.

The Corporation continues to grow rapidly by acquiring community banks. The financial results of the acquisition can best be assessed from the Corporation's financial statements on a quarterly, as-reported basis. After each acquisition accounted for as a pooling of interests (other than transactions accounted for as immaterial poolings), the Corporation's financial statements are restated to include the results of the acquiree. From January 1, 1997 through September 30, 1998, the Corporation acquired assets of $422,631,000 (measured at the time of each acquisition) in four transactions accounted for as poolings of interests.

From January 1, 1997 through September 30, 1998, the Corporation has also acquired $326,750,000 (measured at the time of each acquisition) in assets through transactions accounted for as purchases. Financial statements are not restated following a transaction accounted for as a purchase; instead, the Corporation's financial statements include the results of each acquired entity following acquisition. Transactions accounted for as purchases typically result in the Corporation's recording intangible assets, including goodwill, which the Corporation amortizes on a straight-line basis. The Corporation has recorded $31,743,000 (measured at the time of each acquisition) in intangible assets as the direct result of purchases consummated between January 1, 1997 and September 30, 1998. Note 6 to the condensed consolidated financial statements contains information regarding the acquisitions completed since January 1, 1997.

Management expects to evaluate acquisition opportunities as they arise. Note 7 to the condensed consolidated financial statement contains information regarding pending acquisitions. However, management expects the pace of acquisition activity will decline and the Corporation will devote significant resources in integrating recently acquired institutions.

NET INCOME

Net income for the quarter ended September 30, 1998 was $4,390,000 compared to $5,978,000 for the third quarter of 1997, reflecting a $1,588,000 or 26.6% decrease. Basic earnings per share for the third quarter of 1998 was $0.32 compared to $0.45, on a diluted basis third quarter earnings per share were $0.32 and $0.44 for 1998 and 1997, respectively. Net income for the first nine months of 1998 was $16,889,000, down $1,234,000, or 6.8% from the $18,123,000 attained in the same period of 1998. Basic earnings per share for the nine months ended September 30, was $1.28 for 1998 and $1.35 for 1997. Basic weighted average shares outstanding was 13,514,251 and 13,199,806 for the three and nine months, respectively, ended September 30, 1998, compared to 13,373,479 and 13,375,509 during the same periods of the prior year. The weighted average shares outstanding, assuming dilution, was 13,630,979 and 13,337,199 for the three and nine months, respectively, ended September 30, 1998 and 13,512,804 and 13,503,342 during the same periods in the prior year.

The decrease in net income and related earnings per share was, primarily, the result of expenses associated with acquisition activities and consolidation of certain operational functions among the Corporation's subsidiaries, primarily accounting, deposit processing, and loan processing. For the quarter ended September 30, 1998, the Corporation incurred after tax charges of $742,000 related to acquisition activities and $1,096,000 related to operational consolidation. On a year-to-date basis, the Corporation incurred after tax charges related to acquisition of $1,067,000 related to acquisition activities and $1,096,000 related to operational consolidations.


NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, for the quarter ended September 30, 1998 $20,137,000, reflecting an increase of $2,015,000 or 11.1% over the same period in 1997. For the nine months ended September 30, 1998 net interest income, on a taxable equivalent basis was $59,046,000, $6,031,000 or 11.4% higher than the $53,015,000 earned during the first nine months of 1997.

Average earning assets for the third quarter of 1998 were $1,686,844,000, $227,235,000 or 13.5% higher than the third quarter of
1997. Average earning assets for the nine months ended September 30, 1998 were $1,642,501,000 compared to $1,418,274,000 for the same period in 1997. Average loans for the third quarter of 1998 were $1,329,481,000, reflecting an increase of $239,337,000 or 22.0% over the third quarter average for 1997 of $1,090,144,000. Average loans for the first nine months of 1998 were $1,254,003,000 compared to $1,047,771,000 during the corresponding period in 1997.

Average interest bearing deposits for the third quarter of 1998 were $1,230,706,000, increasing $170,001,000 or 16.0% over the third quarter of 1997. Average interest bearing deposits for the first nine months of 1998 were $1,201,488,000 compared to $1,036,606,000 for the same period in 1997. Average noninterest bearing deposits for the third quarter and first nine months of 1998 increased $24,912,000 or 15.6% and $29,349,000 or 19.0%, respectively, over the corresponding periods in 1997. Growth in average earning assets, loans and deposits during 1998 was due, primarily, to two acquisitions accounted for as purchases.


UNDERPERFORMING ASSETS

Listed below is a two-year comparison of underperforming assets.

                                  9/30/98           9/30/97
  ---------------------------------------------------------------
  Nonaccrual loans                   $8,324,000        $3,917,000
  Restructured loans                    191,000           140,000
  90 days past due loans                815,000         2,477,000
  ---------------------------------------------------------------
     Total underperforming loans      9,330,000         6,534,000
  Nonaccrual securities:
     Agency-issued CMO                        -            21,000
  Other real estate held                153,000           155,000
  ---------------------------------------------------------------
     Total underperforming assets    $9,483,000        $6,710,000
  ---------------------------------------------------------------
  ---------------------------------------------------------------


Past due 90 days or more, nonaccrual, and renegotiated loans were 0.7 percent of total loans at September 30, 1998, and 0.6 percent of total loans at September 30, 1997. Of the loans in this category, 57.0 and
60.1 percent were secured by real estate at September 30, 1998 and 1997, respectively. Potential problem loans, other than underperforming loans, amounted to $45,260,000 at September 30, 1998 and $47,728,000 at September 30, 1997.


PROVISION FOR LOAN LOSSES

The provision for loan losses during the first nine months of 1998 was $2,571,000 compared to $1,527,000 from the comparable year-ago period. The provision is based on the quarterly review of the allowance for loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. Management realizes the low loan loss environment that the banking industry has had in the past may not persist and, therefore, has taken action to increase the allowance for loan losses. Allowance for loan losses as a percent of total loans increased from 0.96 percent to 0.98
percent over the past year.   As of September 30, 1998, management
considered the allowance for loan losses adequate to provide for potential losses.

Net charge-offs amounted to $471,000 during the third quarter and $1,076,000 during the first nine months of 1998, compared to $467,000 during the third quarter and $1,088,000 during the first nine months of 1997.


NONINTEREST INCOME

Noninterest income for the third quarter of 1998 increased $502,000 or 16.1% and for the first nine months $2,375,000 or 26.1% from the corresponding periods in the prior year. Service charges on deposit accounts for the third quarter of 1998 increased $329,000 or 23.6% and $857,000 or 21.4% for the first nine months of 1998. Other noninterest income for the third quarter of 1998 increased $94,000 or 8.0% and $783,000, or 25.2% for the first nine months of the year. Increases in service charges on deposit accounts and other noninterest income was primarily due to acquisitions accounted for as purchases. Trust fees for the first nine months of 1998 were $1,576,000 reflecting an increase of $296,000 or 23.1% over 1997. Trust fees increased as a result of the increase underlying values of assets under management on which fees are based.


NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 1998 was $39,143,000 increasing $8,535,000 or 27.9% over 1997. Non-recurring expenses associated with acquisition activities and operational consolidation amounted to $3,162,000 or 37.0% of the increase The increase also includes approximately $3,600,000 of noninterest expense in 1998 due to banks acquired and accounted for as purchases. Noninterest expense for the third quarter of 1998 increased $4,743,000 or 45.2% over the same period in 1997. Non-recurring charges in the third quarter associated with operational consolidation and acquisition activities amounted to $2,837,000 or 59.8% of the increase. Salaries and related benefits for 1998 increased $1,613,000, or 27.2% over the third quarter of 1997 and $2,753,000, or
15.9 % over the first nine months of 1997. During the third quarter of 1998, the Corporation recorded a charge of $726,000 to reflect the cost of severance pay associated with operational consolidation. Increases in salaries and benefits expense due to acquisitions accounted for using the purchase method of accounting in 1998 were $518,000 in the quarter and $1,168,000 for the first nine months of 1998. Other noninterest expense for 1998 increased $2,660,000 or 85.9% for the third quarter and $4,678,000 or 51.5% for the nine months ended September 30, 1998. Other noninterest expense for the nine months ended September 30, 1998 increased primarily due to $1,010,000 in goodwill and deposit premium amortization resulting from acquisitions accounted for as purchases, consulting fees associated with the operational consolidation of $874,000, and professional fees associated with acquisition activities of $1,061,000.

FINANCIAL POSITION

Cash and cash equivalents at September 30, 1998 were $50,270,000 reflecting an increase of $5,524,000 or 12.3% over the September 30, 1997 total. Federal funds sold decreased from $15,279,000 at September 30, 1997 to $64,000 at September 30, 1998. Decreases in the federal funds sold position and the securities portfolio were used to fund loan growth.

Available for sale securities at September 30, 1998 decreased $25,572,000 or 8.5% since September 30, 1997. U. S. Government and agency securities at September 30 were $68,030,000 and $98,616,000 in 1998 and 1997 reflecting a decrease of $30,586,000 or 31.0%. The market value adjustment for the securities portfolio at September 30, 1998 increased $3,624,000 over the prior year. Amortized cost and fair values of securities at September 30, 1998, with dollar amounts in thousands are presented in the table below.

Securities available for sale:

                                    As of:  September 30, 1998
                              -------------------------------------
                                        Gross       Gross
                           Amortized  Unrealized  Unrealized     Fair
                              Cost      Gains       Losses       Value
----------------------------------------------------------------------
U.S. Government and
 agency securities          $ 68,030    $  630       $  4     $ 68,656
Taxable municipals             2,943       126          -        3,069
Tax-exempt municipals        180,178     7,683        102      187,759
Corporate securities           6,746       155          -        6,901
Mortgage-backed securities    50,457       545        144       50,858
Marketable equity
 securities                    6,165         -        618        5,547
----------------------------------------------------------------------
  Total available for sale  $314,519    $9,139       $868     $322,790
----------------------------------------------------------------------
----------------------------------------------------------------------

Total loans at September 30, 1998 were $1,343,051,000 compared to 1,105,194,000 at the same date in 1997. The increase in loans over the prior year was $237,857,000 or 21.5%. Approximately $107,000,000 of this increase is a result of acquisitions accounted for as purchases. Loans secured by real estate increased $123,066,000 or 19.28%; commercial and industrial loans increased $92,612,000 or 43.1%; all other categories of loans increased $22,179,000, or 2.0%

Total deposits at September 30, 1998 increased $173,668,000 or 14.2% over the prior year. Acquisitions accounted for as purchases accounted for substantially all of this growth. Noninterest bearing deposits increased $16,208,000 or 9.3% and interest bearing deposits increased $157,460,000 or 15.0% during the past year.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.

                             Minimum
                          Requirements      9/30/98        9/30/97
     -------------------------------------------------------------
     Tier I capital to
      risk-based assets       4.00%          13.36%         17.73%
     Total capital to
      risk-based assets       8.00%          14.34%         18.65%
     Tangible equity to
      tangible assets         3.00%          10.32%         13.09%



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

The Corporation has established a year 2000 team to monitor progress with achieving year 2000 compliance. The team reports its progress to the Corporation's Board of Directors on a monthly bases. In addition, the Corporation is utilizing an external consulting firm to assist with its year 2000 compliance. The Corporation's expects that the projects will be substantially complete by December 31, 1998.

The Corporation's year 2000 project involves five phases: 1. Awareness; 2. Assessment; 3. Renovation; 4. Validation; and 5. Implementation. The Corporation has completed the awareness and assessment phases. Major aspects of the renovation phase have been completed and the Corporation expects to complete the remainder of this phase by December 31, 1998. The validation and implementation phases are expected to be substantially complete by December 31, 1998.

The Corporation is currently preparing its contingency and business resumption plans following FFIEC guidelines. The Corporation expects to complete its contingency planning before the FFIEC deadline of December 31, 1998.

Management expects total additional out-of-pocket expenditures to be approximately $500,000. This includes fees to outside consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance, and certain administrative expenditures. Some amounts are being expense as incurred and are not expected to be material to the Corporation's financial condition or results of operations.

Management believes the organization has a effective corporate year 2000 compliance program in place and that additional expenditures required to bring its systems into compliance will not have a materially adverse effect on the Corporation's operations, cash flow, or financial condition. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. The Corporation is dependent upon certain key suppliers to achieve year 2000 compliance. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.


IMPACT OF ACCOUNTING PRONOUNCEMENTS

In February, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The Corporation plans to adopt the appropriate provisions of the statements at January 1, 1998, and does not currently believe that the future adoption of this statement will have a material effect on the Corporation's financial position or operating results.

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

In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Banking Enterprise". SFAS No. 134 amends SFAS 65 and SFAS 115. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of SFAS No. 133 is not expected to have a material financial statement impact on the Corporation's financial position or operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Corporation's supplemental consolidated financial statements filed on Form 8-K for the year ended December 31, 1997 which were filed with the SEC on October 9, 1998.

            NATIONAL CITY BANCSHARES, INC. and Subsidiaries

                     PART II  -  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

     10.1     Termination Benefits Agreement dated September 16,
              1998 between Registrant and Michael F. Elliott
     10.2     Termination Benefits Agreement dated September 16,
              1998 between Registrant and Robert A. Keil
     10.3     Termination Benefits Agreement dated September 16,
              1998 between Registrant and Curtis D. Ritterling
     10.4     Termination Benefits Agreement dated September 16,
              1998 between Registrant and Stephen C. Byelick, Jr.
     11       Computation of Per Share Earnings (incorporated
              by reference to Note 8 to the Corporation's
              unaudited interim consolidated financial statements
              included herein)
     27       Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

A CURRENT REPORT dated August 7, 1998, for the events of July 29, 1998, and August 6, 1998, was filed reporting under Item 5 news releases announcing earnings and announcing its back office restructuring and product standardization plans. The report also included the two news releases as exhibits under Item 7.



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

November 13, 1998

                             EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT
--------------     --------------------------------------------------

    10.1 Termination Benefits Agreement dated September 16, 1998 between Registrant and Michael F. Elliott

    10.2 Termination Benefits Agreement dated September 16, 1998 between Registrant and Robert A. Keil

    10.3 Termination Benefits Agreement dated September 16, 1998 between Registrant and Curtis D. Ritterling

    10.4 Termination Benefits Agreement dated September 16, 1998 between Registrant and Stephen C. Byelick, Jr.

    11 Computation of Per Share Earnings (incorporated by reference to Note 8 to the Corporation's unaudited interim consolidated financial statements included herein)

    27             Financial Data Schedule (Electronic Filing Only)