Form 10-K
period 1998-12-31
NATIONAL CITY BANCSHARES INC
filed 1999-03-26
CIK 764241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the closing sales price of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $452,894,500.

The number of shares outstanding of the registrant's common stock was 16,842,456 at February 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998. (Part I, Part II and Part IV).


(2) Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders. (Part III)

                         NATIONAL CITY BANCSHARES, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                Table of contents

                                                                  PAGE
                                                                  NUMBER

                                     PART I
Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . .    4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .   11
Item  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .   11
Item  4.  Submission of Matters to a Vote of Security Holders  .   11


                                    PART II

Item  5.  Market for Registrant's Common Equity and Related
          Shareholder Matters  . . . . . . . . . . . . . . . . .   12
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . .   12
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .   12
Item  7A. Quantitative and Qualitative Disclosures about
          Market Risk  . . . . . . . . . . . . . . . . . . . . .   12
Item  8.  Financial Statements and Supplementary Data  . . . . .   12
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure  . . . . . . . . .   13


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant . .   14
Item 11.  Executive Compensation . . . . . . . . . . . . . . . .   14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . .   14
Item 13.  Certain Relationships and Related Transactions . . . .   14


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K  . . . . . . . . . . . . . . . . .   15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   18


                                    FORM 10-K
                         NATIONAL CITY BANCSHARES, INC.
                                December 31, 1998

                                     PART I

ITEM  1.   BUSINESS

National City Bancshares, Inc. (the "Corporation"), was organized in 1985 as an Indiana corporation to engage in the business of a bank holding company. Based in Evansville, Indiana, as of December 31,1998, the Corporation owned 100% of six national banks, seven state chartered banks, and two federal savings bank (each, a "Bank" and, collectively, the "Banks") operating from a total of sixty-eight banking centers; a leasing company; and a property management company. The Corporation also has a controlling interest in NCBE Capital Trust I, a trust securities affiliate.

The Banks provide a wide range of financial services to the communities they serve in Indiana, Kentucky, Illinois and Southwestern Ohio. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); and complete personal and corporate trust services. All deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

NCBE Leasing Corp., operates as a full service equipment and real property leasing company offering its services to all commercial clients of the Banks.

Twenty-One Southeast Third Corporation ("TSTC") is the Corporation's real estate property management subsidiary. TSTC is the entity through which the Corporation constructed a nine story addition to the main office of The National City Bank of Evansville ("NCB"). NCB and the Corporation occupy three and one half floors of the building with the remaining floors sold as condominiums. TSTC serves in a property management capacity for this facility.


At December 31, 1998, the Corporation and its subsidiaries had 751 full-time equivalent employees. The subsidiaries provide a wide range of employee benefits and management considers employee relations to be excellent.

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

The Corporation's national bank subsidiaries are supervised and regulated primarily by the Comptroller of the Currency ("OCC"). They are also members of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act. The Corporation's federal thrift subsidiaries are supervised and regulated by the Office of Thrift Supervision ("OTS"). The Corporation's remaining depository institution subsidiaries are supervised and regulated primarily by their state banking supervisor and the FDIC or, in the case of state member banks, the FRB. All of the Banks' deposits are federally insured; accordingly, the Banks are subject to the provisions of the Federal Deposit Insurance Act.

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

Regulatory Capital Requirements

The Corporation and the Banks are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. All complied with applicable minimums as of December 31, 1998, and each Bank qualified as well capitalized under the regulatory framework for prompt corrective action. See footnote 14 to the consolidated financial statements.

Failure to meet capital requirements could result in a variety of enforcement remedies, including the termination of deposit insurance or measures by banking regulators to correct the deficiency in the manner least costly to the deposit insurance fund.

Deposit Insurance

The Banks are subject to federal deposit insurance assessments for the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The assessment rate is based on classification of a depository institution into a risk assessment category. Such classification is based upon the institution's capital level and certain supervisory evaluations of the institution by its primary regulator. Each of the Banks is currently assessed at the lowest premium rate charged.

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

Legislation to modernize the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is introduced from time to time in Congress. Such legislation may change banking statutes and the operating environment for the Corporation and the Banks in substantial and unpredictable ways. The Corporation cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations would have upon the financial condition or results of operations of the Corporation or its subsidiaries.

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

STATISTICAL DISCLOSURE

The statistical disclosure on the Corporation and the Banks, on a consolidated basis, included in response to Item 7 of this report is hereby incorporated by reference herein.

EXECUTIVE OFFICERS OF THE CORPORATION

Certain information concerning the Executive Officers of the Corporation as of March 1, 1999, is set forth in the following table.

NAME                     AGE  OFFICE AND BUSINESS EXPERIENCE
Robert D. Vance          58   Chairman of the Board and Chief Executive Officer of
                              the Corporation (February 1999 to Present); Director of the
                              Corporation (September 1998 to Present); Senior Vice
                              President,(September 1998 to February 1999); Chairman, Community
                              First Financial, Inc. (1987 to August 1998); Chairman, Community
                              First Bank, N.A. (1987 to Present); and Chairman, Community First
                              Bank of Kentucky (1989 to Present)


Robert A. Keil           55   President and Director of the Corporation since 1993.
                              Executive Vice President of the Corporation from 1991 to 1993. Assistant
                              Secretary and Assistant Treasurer of the Corporation from 1985 to 1993.
                              Executive Vice President of NCB from 1991 to 1993.

Curtis D. Ritterling     42   Executive Vice President since 1997. Chairman of the
                              Board, President, and Chief Executive Officer of Boatman's Bank of South
                              Central Illinois from 1995 to 1997. Chairman of the Board, President, and
                              Chief Executive Officer of Boatmen's Bank of Marshall, Missouri, from 1990 to 1995.

Stephen C. Byelick, Jr.  50   Secretary-Treasurer of the Corporation since 1998;
                              Senior Vice-President of the Corporation 1996 to 1997; Executive Vice-
                              President and Chief Financial Officer of MidAmerica Bank, 1995 to 1996;
                              Senior Vice-President and Chief Financial Officer of Rocky Mountain Bank,
                              fsb, 1989 to 1994.


ITEM 2.  PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 1998, was $46,399,000. The Corporation's offices are located at 227 Main Street in downtown Evansville, Indiana, in a building owned in fee by NCB. The Banks, all branches, the leasing company, and the insurance company are located on premises either owned or leased. None of the property is subject to any major encumbrance.

A nine story addition to NCB's main office was completed in 1998 at a total cost of approximately $18,000,000. NCB and the Corporation occupy three and one half floors of the building with the other floors offered for sale as condominiums. Four of these other floors have been sold to third parties. The Corporation's share of the building cost is approximately $10,000,000. The Corporation, through its subsidiary, TSTC, funded the project, including financing for the purchasers of the condominiums, with the proceeds of a $15,000,000 term loan with the excess being funded internally. Payments from the purchasers will be used to repay the term loan. There are no other material commitments for capital expenditures.


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
           AND RELATED SHAREHOLDER MATTERS

Pages 1 and inside back cover of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference herein.

The Corporation pays quarterly cash dividends and annual stock dividends. The Corporation depends upon the dividends from the Banks to pay cash dividends to its shareholders. The ability of the Banks to pay such dividends is limited by banking laws and regulations.

As of February 26, 1999, there were approximately 2,600 holders of record of Common Stock.

The Corporation issued an aggregate of 307,276 shares of Common Stock to the former shareholders of Downstate Banking Co. and Commonwealth Commercial Corp. on October 31, 1998 in transactions that were exempt from registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by
Section 4(2) thereof.


ITEM  6.   SELECTED FINANCIAL DATA

Page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998, is incorporated by reference herein.


ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION


Pages 1, 6 through 17, and inside back cover of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference herein.


ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 14 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference herein.


ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Pages 18 through 38 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference herein.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not Applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the heading "Election of Directors and Information with Respect to Directors and Officers" and also the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement for its 1999 Annual Meeting of Shareholders, is hereby incorporated by reference herein.


ITEM 11.   EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" in the Corporation's Proxy Statement for its 1999 Annual Meeting of Shareholders, is hereby incorporated by reference herein.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" in the Corporation's Proxy Statement for its 1999 Annual Meeting of Shareholders, is hereby incorporated by reference herein.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" in the Corporation's Proxy Statement for its 1999 Annual Meeting of Shareholders, is hereby incorporated by reference herein.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries, included on pages 18 through 38 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are hereby incorporated by reference:

     Independent Auditor's Report
     Consolidated Statements of Financial Position, at
       December 31, 1998 and 1997
     Consolidated Statements of Income, for years ended
       December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows, for years ended
       December 31, 1998, 1997 and 1996
     Consolidated Statements of Shareholders' Equity,
       for years ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

The following reports of accountants on financial statements of certain entities acquired by the Corporation are included as pages 23 through 26 of this report:

     Report of Eskew & Gresham PSC dated February 25, 1998, on their audit of the consolidated balance sheets of Progressive Bancshares, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.

     Report of Sherman, Barber & Mullikin dated February 24, 1998, on their audit of the statements of financial condition of Hoosier Hills Financial Corporation and subsidiary, as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.

     Report of Thurman Campbell & Co. dated October 24, 1997 on their audit of the statements of financial condition of Princeton Federal Bank, fsb as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended September 30, 1997, 1996 and 1995.

     Report of Gray Hunter Stenn LLP dated June 8, 1998, on their audit of the consolidated balance sheets of 1st Bancorp Vienna, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the two years ended December 31, 1997 and 1996.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or related notes.

EXHIBITS

The exhibits listed on the Exhibit Index on pages 21 and 22 are incorporated by reference.

REPORTS ON FORM 8-K


A CURRENT REPORT dated October 9, 1998 reporting consummation of the acquisitions of Illinois One Bancorp, Inc., Trigg Bancorp, Inc. and Community First Financial, Inc. which were accounted for using the pooling of interest method and in aggregate represented a significant business combination. The Supplemental Consolidated Financial Statements restating the Registrant's historical financial statements to reflect the acquisitions were filed as exhibits under Item 7.

A CURRENT REPORT dated October 27, 1998 for events of October 21, 1998 and October 26, 1998 were filed under Item 5 reporting the declaration of a five percent (5%) stock dividend and a news release reporting earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                                       NATIONAL CITY BANCSHARES, INC.



                                       By /S/ ROBERT D. VANCE           3/23/99
                                       ----------------------------     --------
                                       Robert D. Vance                   Date
                                       Interim Chairman of the Board and
                                       Interim Chief Executive Officer



                                        By /S/ ROBERT A. KEIL            3/23/99
                                        ---------------------------      -------
                                        Robert A. Keil                    Date
                                        President and
                                        Chief Financial Officer




                                        By /S/ STEPHEN C. BYELICK        3/23/99
                                        ----------------------------     -------
                                        Stephen C. Byelick, Jr.         Date
                                        Secretary and Treasurer and
                                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                           /S/ JANICE L. BEESLEY         3/23/99
                                           ------------------------      -------
                                           Janice L. Beesley              Date
                                           Director



                                           /S/ BEN L. CUNDIFF            3/23/99
                                           ------------------------      -------
                                           Ben L. Cundiff                 Date
                                           Director



                                           /S/ SUSANNE R. EMGE           3/23/99
                                           ------------------------      -------
                                           Susanne R. Emge                Date
                                           Director



                                           /S/ DONALD G. HARRIS          3/23/99
                                           ------------------------      -------
                                           Donald G. Harris               Date
                                           Director



                                           /S/ H. RAY HOOPS              3/23/99
                                           ------------------------      -------
                                           Dr. H. Ray Hoops               Date
                                           Director



                                           /S/ ROBERT A. KEIL            3/23/99
                                           ------------------------      -------
                                           Robert A. Keil                 Date
                                           Director



                                           /S/ JOHN D. LIPPERT           3/23/99
                                           ------------------------      -------
                                           John D. Lippert                Date
                                           Director

                                           /S/ GEORGE D. MARTIN          3/23/99
                                           ------------------------      -------
                                           George D. Martin               Date
                                           Director



                                           /S/ RONALD G. REHERMAN        3/23/99
                                           ------------------------      -------
                                           Ronald G. Reherman             Date
                                           Director



                                           /S/ LAURENCE R. STEENBERG     3/23/99
                                           ------------------------      -------
                                           Laurence R. Steenberg          Date
                                           Director




                                           /S/ ROBERT D. VANCE           3/23/99
                                           ------------------------      -------
                                           Robert D. Vance                Date
                                           Director




                                           /S/ RICHARD F. WELP           3/23/99
                                           ------------------------      -------
                                           Richard F. Welp                Date
                                           Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
3(i)      Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-A/A dated June 12, 1998)

3(ii)     By-Laws (incorporated by reference to Exhibit 3 (ii) to the Annual
          Report on Form 10-K for the year ended December 31, 1997)

10(a)     Term Loan Agreement, dated as of June 26, 1996 between Twenty-One
          Southeast Third Corporation, National City Bancshares, Inc. and The
          Northern Trust Company (incorporated by reference to Exhibit 10 (a) to
          Quarterly Report on Form 10-Q for the period ending June 30, 1996)

10(b)*    Incentive Stock Option Plan (incorporated by reference to Exhibit 10
          (b) to Quarterly Report on Form 10-Q for the period ending June 30,
          1996)

10(c)*    Incentive Stock Option Plan, First Amendment, dated as of December 18,
          1996 (incorporated by reference to Exhibit 10 (c) to Annual Report on
          Form 10-K for the year ended December 31, 1996)

10(d)*    Incentive Stock Option Plan, Second Amendment, dated as of March 19,
          1997 (incorporated by reference to Exhibit 10 (d) to Annual Report on
          Form 10-K for the year ended December 31, 1996)

10(e)* Supplemental Retirement Benefit Agreement between John D. Lippert and National City Bancshares, Inc. (incorporated by reference to
          Exhibit 10 (e) to Annual Report on Form 10-K for the year ended
          December 31, 1996)

10(f)     Term Loan Agreement, First Amendment, dated as of January 31, 1997
          (incorporated by reference to Exhibit 10 (f) to Annual Report on Form
          10-K for the year ended December 31, 1996)

10(g)     Credit Agreement dated December 22, 1997 between National City
          Bancshares, Inc. and NBD Bank (incorporated by reference to Exhibit
          10 (g) to Annual Report on Form 10-K for the year ended December
          31, 1997)

10(h) Amendment to Credit Agreement dated January 22, 1998 (incorporated by reference to Exhibit 10 (h) to Annual Report on Form 10-K for the year ended December 31, 1997)


10(i)* Termination Benefits Agreements, dated as of September 16, 1998 between National City Bancshares, Inc. and Michael F. Elliott
          (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form
          10-Q for the period ending September 30, 1998)

10(j)*    Termination Benefits Agreement, dated as of September 16, 1998 between
          National City Bancshares, Inc. and Robert A. Keil (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ending September 30, 1998)

10(k)*    Termination Benefits Agreement, dated as of September 16, 1998 between
          National City Bancshares, Inc. and Curtis D. Ritterling (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1998)

10(l)*    Termination Benefits Agreement, dated as of September 16, 1998 between
          National City Bancshares, Inc. and Stephen C. Byelick, Jr.
          (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form
          10-Q for the period ending September 30, 1998)

10(m)*    Deferred Excess Benefit Agreement, dated as of January 8, 1999 between
          National City Bancshares, Inc. and Robert A. Keil

13 1998 Annual Report to Shareholders (except as expressly incorporated by reference herein, such report is furnished for the information of the Commission only)

21        Subsidiaries of the Registrant

23(a)     Consent of PricewaterhouseCoopers, LLP
23(b)     Consent of Crowe, Chizek & Company, LLP
23(c)     Consent of Sherman, Barber, & Mullikin
23(d)     Consent of Thurman, Campbell & Co.
23(e)     Consent of Gray Hunter Stenn LLP

27        Financial Data Schedule (Electronic Filing Only)

27.1      FDS 1996 Restated

27.2      FDS 1997 Restated

27.3      FDS 1998

27.4      FDS 1997 Quarters Restated

27.5      FDS 1998 Quarters Restated


* The indicated exhibit is a management contract, compensatory plan, or arrangement required to be filed by Item 601 of Regulation S-K.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Progressive Bancshares, Inc.
Lexington, Kentucky

     We have audited the consolidated balance sheets of Progressive Bancshares, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progressive Bancshares, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/S/ ESKEW & GRESHAM PSC
-------------------------------
Lexington, Kentucky
February 25, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Hoosier Hills Financial Corporation
Osgood, Indiana

     We have audited the accompanying Consolidated Statements of Financial Condition of Hoosier Hills Financial Corporation and its subsidiary, The Ripley County Bank, as of December 31, 1997 and December 31, 1996 and the related Consolidated Statements of Income, Changes in Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hoosier Hills Financial Corporation and subsidiary at December 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ SHERMAN, BARBER & MULLIKIN
------------------------------
Certified Public Accountants
February 24, 1998

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Princeton Federal Bank
  and Subsidiary

     We have audited the accompanying consolidated statements of financial condition of Princeton Federal Bank and Subsidiary as of September 30, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the three year period ended September 30, 1997. These consolidated financial statements are the responsibility of Princeton Federal Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Federal Bank and Subsidiary as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.



/S/ THURMAN, CAMPBELL & CO.
---------------------------
Princeton, Kentucky
October 24, 1997

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
1st Bancorp Vienna, Inc.
Vienna, Illinois


     We have audited the accompanying consolidated balance sheet of 1st Bancorp Vienna, Inc. and Subsidiary as of December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the two years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st Bancorp Vienna, Inc. and Subsidiary at December 31, 1997, and the results of their operations and their cash flows for the two years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



/S/ GRAY HUNTER STENN LLP
---------------------------
Marion, Illinois
June 8, 1998