Form 10-Q
period 1999-03-31
NATIONAL CITY BANCSHARES INC
filed 1999-05-14
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number:  0-13585


                         NATIONAL CITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                              INDIANA                                                            35-1632155
   (State or other jurisdiction of incorporation or organization)                   (I.R.S. Employee Identification No.)

                  PO BOX 868, EVANSVILLE, INDIANA                                                47705-0868
              (Address of principal executive offices)                                           (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               CLASS                                                     OUTSTANDING AT MAY 10, 1999
                 (Common stock, $1.00 Stated Value)                                              16,890,495


                         NATIONAL CITY BANCSHARES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                PAGE NO.

Item 1.  Unaudited Financial Statements
Condensed consolidated statements of financial position-
March 31, 1999, December 31, 1998, and March 31, 1998                  3

Condensed consolidated statements of income and
comprehensive income-three months ended March 31, 1999 and 1998        4

Condensed consolidated statements of cash flows-
three months ended March 31, 1999 and 1998                             5

Notes to condensed consolidated financial statements                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   15


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                             16


                                  SIGNATURES                          16


PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
        Unaudited Condensed Consolidated Statements of Financial Position
               (Dollar Amounts Other Than Share Data in Thousands)

                                                                                 March         December            March
                                                                                    31               31               31
                                                                                  1999             1998             1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                  $    52,783      $    67,389      $    65,422
Time deposits in banks                                                            --                142            3,436
Federal funds sold                                                                 311           10,431           20,617
Securities available for sale                                                  341,496          346,514          455,206
Nonmarketable equity securities                                                 18,386           19,327           18,470
Loans                                                                        1,617,193        1,648,296        1,520,612
Less:  Allowance for loan losses                                               (18,371)         (18,443)         (14,932)
-------------------------------------------------------------------------------------------------------------------------
  Loans-net                                                                  1,598,822        1,629,853        1,505,680
Premises and equipment, net                                                     46,488           46,399           45,005
Intangible assets                                                               39,266           40,185           42,612
Other assets                                                                    31,869           34,984           30,667
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $ 2,129,421      $ 2,195,224      $ 2,187,115
=========================================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing demand                                               $   225,984      $   231,623      $   240,472
  Interest-bearing savings and time                                          1,450,640        1,502,962        1,493,807
-------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                           1,676,624        1,734,585        1,734,279
Short-term borrowings                                                           32,134           33,382           54,314
Other borrowings                                                               133,112          139,545          121,529
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debenture                                    34,500           34,500           34,500
Dividends payable                                                                3,368            3,368            2,956
Deferred income taxes                                                            4,488            3,898            4,406
Other liabilities                                                               14,315           17,623           15,154
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                          1,898,541        1,966,901        1,967,138

COMMON STOCK OWNED BY ESOP(subject to put option)                                4,551           10,043            4,111

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
  None outstanding
Common stock                                                                    16,842           16,842           16,769
                         3/31/99      12/31/98          3/31/98
Authorized            29,000,000    29,000,000       20,000,000
Outstanding           16,842,456    16,842,456       16,768,798
Capital surplus                                                                123,677          123,561           92,746
Retained earnings                                                               86,874           83,536          106,764
Accumulated other comprehensive income                                           3,520            4,436            3,993
Unearned employee stock ownership plan shares                                      (33)             (52)            (295)
Common stock owned by ESOP(subject to put option)                               (4,551)         (10,043)          (4,111)
-------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                   226,329          218,280          215,866
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 2,129,421      $ 2,195,224      $ 2,187,115
=========================================================================================================================




The accompanying notes are an integral part of the consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
              Unaudited Condensed Consolidated Statements of Income
               (Dollar Amounts Other Than Share Data in Thousands)

                                                                              Three Months
                                                                                 Ended
                                                                                March 31,
---------------------------------------------------------------------------------------------------
                                                                           1999           1998
---------------------------------------------------------------------------------------------------
INTEREST INCOME
                                                                                       P
Interest and fees on loans                                                $    35,478  $    32,987
Interest and dividends on securities                                            5,019        6,232
Interest on federal funds sold                                                    215          312
Interest on other investments                                                      45           82
---------------------------------------------------------------------------------------------------
  Total interest income                                                        40,757       39,613
INTEREST EXPENSE
Interest on deposits                                                           15,517       15,715
Interest on funds borrowed                                                      3,108        2,443
---------------------------------------------------------------------------------------------------
  Total interest expense                                                       18,625       18,158
NET INTEREST INCOME                                                            22,132       21,455
Provision for loan losses                                                       1,260          402
---------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                                                    20,872       21,053
NONINTEREST INCOME
Trust income                                                                      520          484
Service charges on deposit accounts                                             1,828        1,721
Other service charges and fees                                                  1,039          978
Securities gains                                                                    3           67
Other                                                                             423          416
---------------------------------------------------------------------------------------------------
  Total noninterest income                                                      3,813        3,666
NONINTEREST EXPENSE
Salaries, wages and other employee benefits                                     7,462        8,036
Occupancy expense                                                                 872          832
Furniture and equipment expense                                                 1,042        1,079
Other                                                                           5,484        4,685
---------------------------------------------------------------------------------------------------
  Total noninterest expense                                                    14,860       14,632
---------------------------------------------------------------------------------------------------
Income before income taxes                                                      9,825       10,087
Income taxes                                                                    3,120        3,081
---------------------------------------------------------------------------------------------------
NET INCOME                                                                      6,705        7,006
===================================================================================================
Proforma C Corporation provision for income taxes                               3,120        3,307
---------------------------------------------------------------------------------------------------
PROFORMA NET INCOME                                                             6,705        6,780
---------------------------------------------------------------------------------------------------
Other comprehensive income, net of income taxes:
  Unrealized gain (loss) arising in period                                       (914)        (502)
  Reclassification for realized amount                                             (2)         (40)
---------------------------------------------------------------------------------------------------
Net unrealized gain (loss) recognized in other
  comprehensive income                                                           (916)        (542)
---------------------------------------------------------------------------------------------------
PROFORMA COMPREHENSIVE INCOME                                             $     5,789  $     6,238
===================================================================================================

Earnings per share:
Basic                                                                     $      0.40  $      0.41
Diluted                                                                   $      0.40  $      0.40
Weighted average shares outstanding:
Basic                                                                      16,837,051   16,708,706
Diluted                                                                    16,906,951   16,841,892



The accompanying notes are an integral part of the consolidated financial statements.

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                         (Dollars Amounts in Thousands)

                                                                     Three Months
                                                                        Ended
                                                                      March 31,
---------------------------------------------------------------------------------------------
                                                               1999                1998
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                         $ 11,587            $ 10,500
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time
  deposits in banks                                               142                 257
Proceeds from matured securities available for sale            26,667              33,796
Proceeds from sales of securities available for sale             --                 3,783
Proceeds from called investments                                8,157               2,907
Purchases of securities available for sale                    (30,320)            (50,756)
Purchases of nonmarketable equity securities                      (92)               --
(Increase) decrease in federal funds sold                      10,120               8,477
(Increase) decrease in loans made to customers                 29,771             (12,441)
(Increase) decrease in cash surrender value life insurance        (15)                (11)
Increase in other investments                                  (1,066)               (338)
Capital expenditures                                             (808)             (2,698)
Proceeds from sale of premises and equipment                       25                  52
Proceeds from sale of other real estate owned                     236                 103
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                           --                36,952
---------------------------------------------------------------------------------------------
Net cash flows provided by (used in) investing activities      42,817              20,083
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                           (57,961)              8,089
Net increase (decrease) in short-term borrowings               (1,248)            (38,235)
Proceeds from other borrowings                                     90              54,812
Payments on other borrowings                                   (6,523)            (78,310)
Trust preferred securities                                       --                33,158
Dividends paid                                                 (3,368)             (2,186)
Repurchase of common stock                                       --                  (876)
Sale of common stock                                             --                   434
Proceeds from exercise of stock options                          --                   758
---------------------------------------------------------------------------------------------
Net cash flows provided by (used in)
  financing activities                                        (69,010)            (22,356)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (14,606)              8,227
---------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period               67,389              57,195
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 52,783            $ 65,422
=============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
      Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
                         (Dollars Amounts in Thousands)

                                                                                    Three Months
                                                                                       Ended
                                                                                     March 31,
---------------------------------------------------------------------------------------------------------
                                                                                 1999             1998
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCIAL ACTIVITIES
Change in allowance for unrealized gain
  (loss) on securities available for sale                                            (1,505)      (1,036)
Increase (decrease) in deferred taxes
  attributable to securities available for sale                                         590          494
Other real estate acquired in settlement of loans                                       209          273

Purchase of subsidiaries and branches:
Purchase price                                                                  $         -    $  32,354
=========================================================================================================
Assets acquired:
  Cash and cash equivalents                                                                        4,598
  Securities                                                                                      39,223
  Federal funds sold                                                                               8,080
  Loans                                                                                          106,536
  Premises and equipment                                                                           2,856
  Other assets                                                                                    23,700
Liabilities assumed:
  Deposits                                                                                      (193,386)
  Short-term borrowings                                                                          (10,510)
  Other borrowings                                                                               (11,100)
  Deferred taxes payable                                                                             (71)
  Other liabilities                                                                               (2,280)
---------------------------------------------------------------------------------------------------------
                                                                                $         -  $   (32,354)
=========================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At March 31, 1999, the Corporation had as subsidiaries, thirteen commercial banks, a leasing corporation, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, the results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1998, included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held For Sale By a Banking Enterprise." SFAS 134 amends SFAS 65 and SFAS 115. SFAS 134 became effective during the current reporting quarter. The Corporation has not securitized any mortgage loans held for sale and, therefore, SFAS 134 did not have any impact on the accompanying financial statements.


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

                                                                           3/31/99                   12/31/98
---------------------------------------------------------------------------------------------------------------
Standby letters of credit                                              $   19,469,000            $   18,011,000
Commitments to extend credit                                           $  264,893,000            $  285,808,000

NOTE 3

A five percent stock dividend was paid December 7, 1998, to shareholders of record November 21, 1998. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend.

NOTE 4

The calculation of net earnings per share as of March 31 is summarized as follows:

                                                                      3/31/99          3/31/98
-------------------------------------------------------------------------------------------------
Net income                                                           $6,705,000       $6,780,000
Basic earnings per share:
Weighted average shares outstanding                                  16,837,051       16,708,706
Basic earnings per share                                                  $0.40            $0.41

Diluted earnings per share:
Weighted average shares outstanding                                  16,837,051       16,708,706
Common stock equivalents due to stock options                            69,900          133,186
Adjusted shares outstanding                                          16,906,951       16,841,892
Diluted earnings per share                                                $0.40            $0.40




NOTE 5

On February 17, 1999, a cash dividend of $0.20 was declared and paid April 7, 1999, to shareholders of record as of March 21, 1999.

On February 28, 1998, a cash dividend of $0.17125 was declared and paid April 7, 1998, to shareholders of record as of March 23, 1998.

NOTE 6

The Corporation has identified its reportable segments, including the basis of organization along geographic boundaries served by the Corporation. Banking services offered are similar in each geographic area served. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation's annual report for the year ended December 31, 1998. The Corporation evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Operating statistics for each reporting segment is as follows:


                                  Southwest           Western            Southern            Northern
March 31, 1999                     Indiana            Kentucky           Illinois            Kentucky              Total
--------------------------------------------------------------------------------------------------------------------------------
Interest income                     $     19,491        $     6,194         $     7,079         $     8,369        $     41,133
Interest expense                           8,710              3,043               3,288               3,547              18,588
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                       10,781              3,151               3,791               4,822              22,545
Provision for loan losses                    720                327                  38                 127               1,212
Other income                               2,134                415                 642                 662               3,853
Other expense                              5,874              1,918               2,779               2,549              13,120
--------------------------------------------------------------------------------------------------------------------------------
Net income before tax                      6,321              1,321               1,616               2,808              12,066
Income tax                                 2,106                359                 537                 952               3,954
--------------------------------------------------------------------------------------------------------------------------------
Net income                           $     4,215        $       962         $     1,079         $     1,856         $     8,112
================================================================================================================================

Other segment information:
Depreciation and
  amortization                       $       511        $       277         $       709         $       184         $     1,681
Segment assets                         1,016,166            319,511             430,660             413,200           2,179,537
Expenditures for
  segment assets                             318                259                  30                  48                 655

                                  Southwest           Western            Southern            Northern
March 31, 1998                     Indiana            Kentucky           Illinois            Kentucky              Total
--------------------------------------------------------------------------------------------------------------------------------
Interest income                     $     19,417        $     6,149         $     6,034         $     8,599        $     40,199
Interest expense                           8,884              3,299               2,728               3,779              18,690
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                       10,533              2,850               3,306               4,820              21,509
Provision for loan losses                    498                 16                (236)                119                 397
Other income                               2,166                368                 467                 609               3,610
Other expense                              6,203              2,005               2,279               2,898              13,385
--------------------------------------------------------------------------------------------------------------------------------
Net income before tax                      5,998              1,197               1,730               2,412              11,337
Income tax                                 1,903                309                 505                 790               3,507
--------------------------------------------------------------------------------------------------------------------------------
Net income                           $     4,095        $       888         $     1,225         $     1,622         $     7,830
================================================================================================================================

Other segment information:
Depreciation and
  amortization                       $       478        $       264         $       454         $       203         $     1,399
Segment assets                         1,014,559            336,999             475,759             413,400           2,240,717
Expenditures for
  segment assets                           2,459                 55                  80                  73               2,667




A reconciliation of revenues, net income, and assets of the reported segments to the consolidated financial statements is as follows:

                                                                                     1999             1998
-----------------------------------------------------------------------------------------------------------------
Net interest income:
Total net interest income for reportable segments                                   $    22,545      $    21,509
Non-bank entities                                                                          (413)             (54)
Eliminations                                                                                  -                -
-----------------------------------------------------------------------------------------------------------------
Total consolidated net interest income                                              $    22,132      $    21,455
=================================================================================================================

Net income:
Total net income for reportable segments                                            $     8,112      $     7,830
Non-bank entities                                                                        (1,407)          (1,050)
Eliminations                                                                                  -                -
-----------------------------------------------------------------------------------------------------------------
Total consolidated net income                                                       $     6,705      $     6,780
=================================================================================================================

Assets:
Total assets for reportable segments                                                $ 2,179,537      $ 2,240,717
Non-bank entities                                                                        97,934           88,609
Eliminations                                                                           (148,050)        (142,211)
-----------------------------------------------------------------------------------------------------------------
Total consolidated assets                                                           $ 2,129,421      $ 2,187,115
=================================================================================================================


NOTE 7

On March 30, 1998, the Corporation issued $34,500,000 of trust preferred securities through NCBE Capital Trust I, a Delaware statutory business trust created and controlled by the Corporation. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.25%, payable quarterly, and mature on March 31, 2028.

The principal asset of NCBE Capital Trust I is a subordinated debenture of the Corporation in the principal amount of $34,500,000 with an interest rate and maturity date substantially identical to those of the trust preferred securities. The Corporation owns all of the common securities of NCBE Capital Trust I. The back-up obligations of the Corporation with respect to the trust preferred securities constitute, in the aggregate, a full and unconditional guarantee by the Corporation of the obligations of NCBE Capital Trust I under the trust preferred securities. The Corporation may redeem the subordinated debenture and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 31, 2003, or in whole (but not in part) within 180 days following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: management's ability to improve the profitability of acquired institutions and to realize expected operational synergies from acquisitions; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations affecting financial institutions; competition; and risks created by the "year 2000 problem."

The Corporation has grown rapidly by acquiring community banks. The financial results of acquisitions can best be assessed from the Corporation's financial statements on a quarterly, as-reported basis. After each acquisition accounted for as a pooling of interests, the Corporation's financial statements are restated to include the results of the acquiree. Since January 1, 1998, the Corporation acquired assets of $692,900,000 (measured at the time of each acquisition) in nine transactions accounted for as poolings of interests.

Since January 1, 1998, the Corporation has also acquired $244,795,000 (measured at the time of each acquisition) in assets in two transactions accounted for as purchases. Financial statements are not restated following a transaction accounted for as a purchase; instead, the Corporation's financial statements include the results of the acquired entity following acquisition. Transactions accounted for as purchases typically result in recording intangible assets, including goodwill, which the Corporation amortizes on a straight-line basis. The Corporation has recorded $21,072,000 (measured at the time of each acquisition) in intangible assets as the direct result of purchases consummated between January 1, 1998, and March 31, 1999.

Management evaluates acquisition opportunities as they arise. However, management anticipates the pace of acquisition activity will be much lower in 1999 than in 1998. The Corporation plans to devote significant resources to integrating recently acquired institutions and completing consolidation of back office operations.


NET INCOME

Net income for the quarter ended March 31, 1999, was $6,705,000 compared to $6,780,000 in the first quarter of 1998. Basic earnings per share for the first quarter were $0.40 in 1999 and $0.41 in 1998; and on a diluted basis, first quarter earnings per share were $0.40 in each year. The weighted average number of shares outstanding was 16,837,051 and 16,708,706 for the three months ended March 31, 1999 and 1998, respectively. The weighted average number of shares outstanding, assuming dilution, was 16,906,951 and 16,841,892 for the three months ended March 31, 1999 and 1998, respectively.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, for the quarter ended March 31, 1999, was $23,701,000, reflecting an increase of $696,000 or 3.0% over the same period in 1998. Average earning assets were $2,005,495,000 and $1,908,455,000 during the first quarter of 1999 and 1998, respectively, representing an increase of $97,040,000, or 5.1%. Loans increased an average of $189,682,000, or 13.3%; average securities decreased $82,269,000, or 18.8%; and
average federal funds sold decreased $5,969,000, or 17.6%, for the quarter.

Average interest bearing deposits increased $53,333,000, or 3.6%; and average total borrowings decreased $1,301,000, or 7.4%, for the quarter. The increase in net interest income for the first quarter was primarily attributable to increases in earning assets. The net interest margin decreased 10 basis points from 4.89% in the first quarter of 1998 to 4.79% in the first quarter of 1999. Rates earned on loans, the largest component of earning assets, decreased in the first quarter of 1999 compared to the same period of 1998 mainly due to prime rate cuts after the first quarter of 1998. Prime decreased from 8.5% in the first quarter of 1998 to 7.75% in the first quarter of 1999.

UNDERPERFORMING ASSETS

Listed below is a two-year comparison of underperforming assets.

                                                                     3/31/99            12/31/98             3/31/98
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                 $  9,941,000        $  9,782,000        $  7,116,000
Restructured loans                                                  1,429,000             374,000             563,000
90 days past due loans                                              1,375,000           1,610,000           2,599,000
----------------------------------------------------------------------------------------------------------------------
  Total underperforming loans                                      12,745,000          11,766,000          10,278,000
Other real estate held                                                677,000             715,000             469,000
----------------------------------------------------------------------------------------------------------------------
     Total underperforming assets                                $ 13,422,000        $ 12,481,000        $ 10,747,000
======================================================================================================================

Past due 90 days or more, nonaccrual, and renegotiated loans were 0.8%, 0.7% and 0.7% of total gross loans at March 31, 1999, December 31, 1998, and March 31, 1998, respectively. Of the loans in this category, 57.7%, 65.9%, and 64.0% were secured by real estate at March 31, 1999, December 31, 1998, and March 31, 1998, respectively. Potential problem loans, other than underperforming loans, amounted to $60,798,000 at March 31, 1999.


PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $1,332,000 during the first quarter of 1999, compared to $410,000 in the corresponding period in the prior year.

The provision for loan losses for the first three months of 1999 was $1,260,000 compared to $402,000 for the first three months of 1998. The provision is based on a quarterly review of the allowance for loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of March 31, 1999, management considered the reserve for loan losses adequate to provide for potential loan losses.

NONINTEREST INCOME

Noninterest income for the first quarter of 1999 increased $147,000, or 4.0%, from the year-ago period. Trust income increased $36,000, or 7.4%, and service charges on deposit accounts increased $107,000, or 6.2%, over the first three months of 1998. Other service charges and fees increased 6.2% from $978,000 in the first quarter of 1998 to $1,039,000 in the first quarter of 1999.

NONINTEREST EXPENSE

Noninterest expense increased $228,000, or 1.6%, in the first quarter of 1999. Salaries and employee benefits decreased $574,000, or 7.1%; occupancy expense increased $40,000, or 4.8%, and expenses of furniture and equipment decreased $37,000, or 3.4%. Other noninterest expense increased $799,000, or 17.1%, over the year-ago period, primarily due to professional fees and expenses associated with the consolidation of certain back office operations.

FINANCIAL POSITION

Cash and cash equivalents decreased $14,606,000, or 21.7%. Time deposits in banks decreased $142,000, or 100.0%, and federal funds sold decreased $10,120,000, or 97.0%, during the past year.

Securities decreased $5,959,000, or 1.6%, during the first quarter of 1999, with the largest decrease of $7,906,000, or 12.0% in mortgage-backed securities. Corporate securities decreased $596,000, or 6.5%; nonmarketable equity securities decreased $941,000, or 4.9%; and tax-exempt securities decreased $236,000, or 0.1%. U.S. Government and agency securities increased $3,824,000, or 5.6%; and taxable municipals increased $350,000, or 11.5%. The market value adjustment on total securities available for sale at March 31, 1999, was an unrealized gain of $5,691,000, reflecting a decrease of $1,505,000, from an unrealized gain of $7,196,000 at December 31, 1998.

Amortized cost and fair values of securities at March 31, 1999, with dollar amounts in thousands are as follows:

Securities available for sale:


                                                                            Gross               Gross
                                                      Amortized          Unrealized          Unrealized             Fair
                                                         Cost               Gains              Losses               Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government and agency securities                     $   71,624           $     309            $     51          $   71,882
Taxable municipals                                             3,383                  83                   -               3,466
Tax-exempt municipals                                        188,227               6,556                 153             194,630
Corporate securities                                           8,628                 101                  11               8,718
Mortgage-backed securities                                    57,766                 462                 361              57,867
Marketable equity securities                                   6,177                 109               1,353               4,933
---------------------------------------------------------------------------------------------------------------------------------
     Total available for sale                            $   335,805          $    7,620          $    1,929         $   341,496
=================================================================================================================================

LOANS

Total loans at March 31, 1999, were $1,617,193,000 compared to $1,648,296,000 at
December 31, 1998, reflecting a decrease of $31,103,000 or 1.9%.


DEPOSITS

Total deposits decreased $57,961,000 or 3.3% to $1,676,624,000 at March 31, 1999, from $1,734,585,000 at December 31, 1998. Total noninterest bearing deposits decreased $5,639,000 or 2.4% and interest bearing deposits decreased $52,322,000, or 3.5% during the past year.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.


                                                        Minimum
                                                      Requirements          3/31/99          12/31/98         3/31/98
----------------------------------------------------------------------------------------------------------------------

Tier 1 capital to risk-based assets                          4.00%           14.08%           13.51%           13.77%

Total capital to risk-based assets                           8.00%           15.24%           14.65%           17.06%

Tangible equity to tangible assets                           3.00%            8.95%            8.23%            8.08%


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

The Corporation has established a year 2000 team to monitor progress with achieving year 2000 compliance. The team reports its progress to the Corporation's Board of Directors on a monthly basis. In addition, the Corporation is utilizing an external consulting firm to assist with its year 2000 compliance.

The Corporation's year 2000 project involves five phases; 1. Awareness; 2. Assessment; 3. Renovation; 4. Validation; and 5. Implementation. The Corporation has completed the awareness, assessment, validation, and renovation phases. The implementation phase is expected to be substantially complete by June 30, 1999.

The Corporation prepared its contingency and business resumption plans following FFIEC guidelines. The Corporation completed contingency planning before the FFIEC deadline of December 31, 1998.

Management expects total additional out-of-pocket expenditures incurred in year 2000 compliance to be approximately $500,000. This includes fees to outside consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance, and certain administrative expenditures. Some amounts are being expensed as incurred and are not expected to be material to the Corporation's financial condition or results of operations.

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


IMPACT OF ACCOUNTING PRONOUNCEMENTS

In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held For Sale By a Banking Enterprise." SFAS 134 amends SFAS 65 and SFAS 115. SFAS 134 became effective during the current reporting quarter. The Corporation has not securitized any mortgage loans held for sale, therefore, SFAS 134 did not have any impact on the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

NATIONAL CITY BANCSHARES, INC. and Subsidiaries

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

         3(ii)             By-Laws of National City Bancshares, Inc.
                           (As Amended Through April 5, 1999)

         27                Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NATIONAL CITY BANCSHARES, INC.
                         (Registrant)


                         By  /s/ STEPHEN C. BYELICK, JR.
                             ---------------------------------------------
                             Stephen C. Byelick, Jr.
                             Secretary and Treasurer
                             (On behalf of the registrant
                             and in his capacity as Chief
                             Accounting Officer.)


                             May 14, 1999

                                  EXHIBIT INDEX

EXHIBIT NUMBER                DESCRIPTION OF EXHIBIT
--------------                ----------------------

   3(ii)                      By-Laws of National City Bancshares, Inc.
                              (As Amended Through April 5, 1999)

   27                         Financial Data Schedule (Electronic Filing Only)