Form 10-Q
period 1999-06-30
NATIONAL CITY BANCSHARES INC
filed 1999-08-16
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number:  0-13585


                         NATIONAL CITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          INDIANA                                 35-1632155
(State or other jurisdiction             (I.R.S. Employee Identification No.)
of incorporation or organization)

 PO BOX 868, EVANSVILLE, INDIANA                     47705-0868
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                          OUTSTANDING AT August 11, 1999
 (Common stock, $1.00 Stated Value)                     16,898,490

                         NATIONAL CITY BANCSHARES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                             NO.
Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial position-
         June 30, 1999, December 31, 1998, and June 30, 1998                   3

         Condensed consolidated statements of income and comprehensive
         income-three months and six months ended June 30, 1999 and 1998       4

         Condensed consolidated statements of cash flows-
         six months ended June 30, 1999 and 1998                               5

         Notes to condensed consolidated financial statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           16


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 6.  Exhibits  and Reports on Form 8-K                                    17


                                  SIGNATURES                                  17

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
        Unaudited Condensed Consolidated Statements of Financial Position
               (Dollar Amounts Other Than Share Data in Thousands)

                                                                 June 30,         December 31,        June 30,
                                                                  1999               1998              1998
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                     $    56,616       $    67,389        $    75,206
Time deposits in banks                                                  -               142              1,600
Federal funds sold                                                    628            10,431             13,486
Securities available for sale                                     327,152           346,514            419,579
Nonmarketable equity securities                                    18,492            19,327             17,171
Loans                                                           1,632,824         1,648,296          1,577,492
Less:  Allowance for loan losses                                  (18,987)          (18,443)           (16,237)
--------------------------------------------------------------------------------------------------------------
  Loans-net                                                     1,613,837         1,629,853          1,561,255
Premises and equipment, net                                        45,679            46,399             45,665
Intangible assets                                                  38,351            40,185             41,780
Other assets                                                       33,840            34,984             31,266
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $ 2,134,595       $ 2,195,224        $ 2,207,008
==============================================================================================================

LIABILITIES
Deposits:
  Noninterest-bearing demand                                  $   197,717       $   231,623        $   230,902
  Interest-bearing savings and time                             1,439,438         1,502,962          1,500,868
--------------------------------------------------------------------------------------------------------------
    Total deposits                                              1,637,155         1,734,585          1,731,770
Short-term borrowings                                              82,595            33,382             78,486
Other borrowings                                                  130,394           139,545            117,179
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debenture                       34,500            34,500             34,500
Dividends payable                                                   3,378             3,368              3,155
Deferred income taxes                                               1,637             3,898              4,259
Other liabilities                                                  11,713            17,623             14,053
--------------------------------------------------------------------------------------------------------------
  Total liabilities                                             1,901,372         1,966,901          1,983,402

COMMON STOCK OWNED BY ESOP(subject to put option)                   4,168            10,043             10,103

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
   None outstanding
Common stock - $1.00 stated value:
                          6/30/99     12/31/98      6/30/98
                          -------     --------      -------
   Shares authorized    29,000,000   29,000,000   29,000,000
   Shares outstanding   16,890,495   16,842,456   16,784,440       16,890            16,842            16,784
Capital surplus                                                   124,671           123,561            94,044
Retained earnings                                                  90,971            83,536           109,385
Accumulated other comprehensive income                                691             4,436             3,598
Unearned employee stock ownership plan shares                           -               (52)             (205)
Common stock owned by ESOP(subject to put option)                  (4,168)          (10,043)          (10,103)
-------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                      229,055           218,280           213,503
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 2,134,595       $ 2,195,224       $ 2,207,008
==============================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
              Unaudited Condensed Consolidated Statements of Income
               (Dollar Amounts Other Than Share Data in Thousands)

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
----------------------------------------------------------------------------------------------------------------------
                                                          1999             1998                1999             1998
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                           $    35,491      $    35,782         $    70,969      $    68,769
Interest and dividends on securities                       4,914            6,569               9,934           12,802
Interest on federal funds sold                               169              245                 409              557
Interest on other investments                                 12               81                  30              162
----------------------------------------------------------------------------------------------------------------------
  Total interest income                                   40,586           42,677              81,342           82,290
INTEREST EXPENSE
Interest on deposits                                      14,889           16,718              30,405           32,433
Interest on funds borrowed                                 3,270            3,651               6,378            6,094
----------------------------------------------------------------------------------------------------------------------
  Total interest expense                                  18,159           20,369              36,783           38,527
NET INTEREST INCOME                                       22,427           22,308              44,559           43,763
Provision for loan losses                                    841            1,744               2,100            2,146
----------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                               21,586           20,564              42,459           41,617
NONINTEREST INCOME
Trust income                                                 631              538               1,151            1,022
Service charges on deposit accounts                        1,962            2,011               3,789            3,732
Other service charges and fees                             1,019            1,104               2,058            2,082
Securities gains (losses)                                   (641)             998                (638)           1,065
Other                                                        249              386                 672              802
----------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                 3,220            5,037               7,032            8,703
NONINTEREST EXPENSE
Salaries, wages and other employee benefits                6,475            8,524              13,937           16,560
Occupancy expense                                            893              994               1,765            1,824
Furniture and equipment expense                            1,093            1,141               2,026            2,122
Other                                                      5,299            5,555              10,892           10,340
----------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                               13,760           16,214              28,620           30,846
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                11,046            9,387              20,871           19,474
Income taxes                                               3,569            2,694               6,689            5,775
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 7,477            6,693              14,182           13,699
======================================================================================================================
Proforma C Corporation provision for income taxes          3,569            2,911               6,689            6,218
----------------------------------------------------------------------------------------------------------------------
PROFORMA NET INCOME                                        7,477            6,476              14,182           13,256
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of income taxes:
  Unrealized gain (loss) arising in period                (3,214)             204              (4,127)            (456)
  Reclassification for realized amount                       385             (599)                382             (481)
----------------------------------------------------------------------------------------------------------------------
Net unrealized loss recognized in other
  comprehensive income                                    (2,829)            (395)             (3,745)            (937)
----------------------------------------------------------------------------------------------------------------------
PROFORMA COMPREHENSIVE INCOME                        $     4,648      $     6,081         $    10,437      $    12,319
======================================================================================================================

Earnings per share:
Basic                                                $      0.44      $      0.39         $      0.84      $      0.79
Diluted                                              $      0.44      $      0.38         $      0.84      $      0.79
Weighted average shares outstanding:
Basic                                                 16,887,792       16,735,407          16,862,591       16,722,130
Diluted                                               16,952,846       16,862,430          16,924,942       16,852,218


The accompanying notes are an integral part of the consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                         (Dollars Amounts in Thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
---------------------------------------------------------------------------------------------------------------
                                                                                   1999                 1998
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                            $   17,808          $   17,700
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits in banks                                142               2,093
Proceeds from matured securities available for sale                                 61,562              66,770
Proceeds from sales of securities available for sale                                 3,048              32,105
Proceeds from sales of nonmarketable securities                                        179               1,106
Proceeds from called investments                                                    15,343               7,478
Purchases of securities available for sale                                         (66,393)            (80,216)
Purchases of nonmarketable equity securities                                          (218)               (121)
Decrease in federal funds sold                                                       9,803              15,608
(Increase) decrease in loans made to customers                                      13,916             (69,760)
(Increase) decrease in cash surrender value life insurance                             (40)                276
Increase in other investments                                                       (2,054)               (338)
Capital expenditures                                                                (1,558)             (4,309)
Proceeds from sale of premises and equipment                                           313                  89
Proceeds from sale of other real estate owned                                          535                 324
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                                                   -              36,952
---------------------------------------------------------------------------------------------------------------
Net cash flows provided by investing activities                                     34,578               8,057
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                (97,430)              5,580
Net increase (decrease) in short-term borrowings                                    49,213             (14,063)
Proceeds from other borrowings                                                          90              67,051
Payments on other borrowings                                                        (9,241)            (94,899)
Trust preferred securities                                                               -              32,986
Dividends paid                                                                      (6,737)             (5,842)
Repurchase of common stock                                                               -                (905)
Sale of common stock                                                                     -                 791
Proceeds from exercise of stock options                                                946               1,555
---------------------------------------------------------------------------------------------------------------
Net cash flows used in financing activities                                        (63,159)             (7,746)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (10,773)             18,011
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                    67,389              57,195
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $   56,616          $   75,206
===============================================================================================================




The accompanying notes are an integral part of the consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
      Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
                         (Dollars Amounts in Thousands)

                                                                     Six Months Ended
                                                                         June 30,
------------------------------------------------------------------------------------------
                                                                  1999             1998
------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCIAL ACTIVITIES
Change in allowance for unrealized
  loss on securities available for sale                           (6,006)          (1,490)
Decrease in deferred taxes attributable
  to securities available for sale                                (2,261)            (553)
Other real estate acquired in settlement of loans                    926              305

Purchase of subsidiaries and branches:
Purchase price                                                   $     -       $  (32,354)
==========================================================================================
Assets acquired:
  Cash and cash equivalents                                                         4,598
  Securities                                                                       39,223
  Federal funds sold                                                                8,080
  Loans                                                                           106,536
  Premises and equipment                                                            2,856
  Other assets                                                                     23,700
Liabilities assumed:
  Deposits                                                                       (193,386)
  Short-term borrowings                                                           (10,510)
  Other borrowings                                                                (11,100)
  Deferred taxes payable                                                              (71)
  Other liabilities                                                                (2,280)
------------------------------------------------------------------------------------------
                                                                 $     -       $  (32,354)
==========================================================================================




The accompanying notes are an integral part of the consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At June 30, 1999, the Corporation had as subsidiaries, twelve commercial banks, a leasing corporation, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, the results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1998 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

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

NOTE 2

Effective March 25, 1999, Princeton Federal Bank, fsb and effective March 26, 1999, First Federal Savings Bank of Leitchfield merged into First Kentucky Bank. As of June 30, 1999, First Kentucky Bank had combined total assets of $218.1 million and equity of $26.7 million.

Effective June 26, 1999, Community First Bank of Kentucky merged into Community First Bank, National Association. As of June 30, 1999, Community First Bank, National Association had combined total assets of $160.9 million and equity of $15.3 million.

NOTE 3

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

                                            6/30/99            12/31/98
---------------------------------------------------------------------------
Standby letters of credit                $  17,863,000       $  18,011,000
Commitments to extend credit             $ 250,980,000       $ 285,808,000

NOTE 4

A five percent stock dividend was paid December 7, 1998 to shareholders of record November 21, 1998. All weighted average shares, shares, and per share data presented herein have been restated for the effects of this stock dividend.


NOTE 5

The calculation of net earnings per share as of June 30 is summarized as follows:


                                                                  Quarter-to-Date                         Year-to-Date
                                                        ----------------------------------    ----------------------------------
                                                                1999             1998                 1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $ 7,477,000      $ 6,476,000         $ 14,182,000     $ 13,256,000
Basic earnings per share:
Weighted average shares outstanding                           16,887,792       16,735,407           16,862,591       16,722,130
Basic earnings per share                                     $      0.44      $      0.39         $       0.84     $       0.79

Diluted earnings per share:
Weighted average shares outstanding                           16,887,792       16,735,407           16,862,591       16,722,130
Common stock equivalents due to stock options                     65,054          127,023               62,351          130,088
Adjusted shares outstanding                                   16,952,846       16,862,430           16,924,942       16,852,218
Diluted earnings per share                                   $      0.44      $      0.38         $       0.84     $       0.79



NOTE 6

The following table shows the schedule of dividends declared for the six months ending June 30, 1999 and 1998, respectively:

                             DATE                       RECORD                     DATE                       DIVIDEND
           1999              DECLARED                   DATE                       PAID                       PAID
--------------------------------------------------------------------------------------------------------------------------------

                             May 19                     June 21                    July 7                     $0.20
                             February 17                March 21                   April 7                    $0.20


                             DATE                       RECORD                     DATE                       DIVIDEND
           1998              DECLARED                   DATE                       PAID                       PAID
--------------------------------------------------------------------------------------------------------------------------------

                             May 20                     June 23                    July 7                     $0.17125
                             February 18                March 23                   April 7                    $0.17125


NOTE 7

The Corporation has identified its reportable segments, including the basis of organization along geographic boundaries served by the Corporation. Banking services offered are similar in each geographic area served. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation's annual report for the year ended December 31, 1998. The Corporation evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Operating statistics for each reporting segment are as follows:

                                                    Southwest          Western          Southern         Northern
June 30, 1999                                        Indiana          Kentucky          Illinois         Kentucky          Total
----------------------------------------------------------------------------------------------------------------------------------
Interest income                                   $   38,902         $  12,185        $  14,143        $  16,864       $   82,094
Interest expense                                      17,361             5,910            6,440            7,073           36,784
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                   21,541             6,275            7,703            9,791           45,310
Provision for loan losses                              1,188               411              119              327            2,045
Other income                                           4,201               836            1,279            1,286            7,602
Other expense                                         11,708             3,849            5,477            5,140           26,174
----------------------------------------------------------------------------------------------------------------------------------
Net income before tax                                 12,846             2,851            3,386            5,610           24,693
Income tax                                             4,281               796            1,119            1,912            8,108
----------------------------------------------------------------------------------------------------------------------------------
Net income                                        $    8,565         $   2,055        $   2,267        $   3,698       $   16,585
==================================================================================================================================

Other segment information:
Depreciation and amortization                     $    1,007         $     553        $   1,450        $     439       $    3,449
Segment assets                                     1,033,124           307,858          421,114          412,852        2,174,948
Expenditures for segment assets                          844               337               41              133            1,355



                                                   Southwest          Western          Southern         Northern
June 30, 1998                                       Indiana          Kentucky          Illinois         Kentucky          Total
----------------------------------------------------------------------------------------------------------------------------------
Interest income                                   $   39,118         $  12,403        $  14,032        $  17,463       $   83,016
Interest expense                                      17,915             6,615            6,471            7,665           38,666
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                   21,203             5,788            7,561            9,798           44,350
Provision for loan losses                              1,815               182             (143)             271            2,125
Other income                                           5,318               833            1,188            1,329            8,668
Other expense                                         12,785             4,090            5,416            5,830           28,121
----------------------------------------------------------------------------------------------------------------------------------
Net income before tax                                 11,921             2,349            3,476            5,026           22,772
Income tax                                             3,803               606            1,046            1,646            7,101
----------------------------------------------------------------------------------------------------------------------------------
Net income                                        $    8,118         $   1,743        $   2,430        $   3,380       $   15,671
==================================================================================================================================

Other segment information:
Depreciation and amortization                     $      992         $     571        $   1,108        $     414       $    3,085
Segment assets                                     1,026,736           328,864          455,790          414,706        2,226,096
Expenditures for segment assets                        3,525               120              159              218            4,022

A reconciliation of revenues, net income, and assets of the reported segments to the consolidated financial statements is as follows:

                                                                                         1999              1998
-----------------------------------------------------------------------------------------------------------------
Net interest income:
Total net interest income for reportable segments                                    $   45,310       $   44,350
Non-bank entities                                                                          (750)            (586)
Eliminations                                                                                 (1)              (1)
-----------------------------------------------------------------------------------------------------------------
Total consolidated net interest income                                               $   44,559       $   43,763
=================================================================================================================

Net income:
Total net income for reportable segments                                             $   16,585       $   15,671
Non-bank entities                                                                        (2,403)          (2,415)
Eliminations                                                                                  -                -
-----------------------------------------------------------------------------------------------------------------
Total consolidated net income                                                        $   14,182       $   13,256
=================================================================================================================

Assets:
Total assets for reportable segments                                                 $2,174,948       $2,226,096
Non-bank entities                                                                        99,867           87,778
Eliminations                                                                           (140,220)        (106,866)
-----------------------------------------------------------------------------------------------------------------
Total consolidated assets                                                            $2,134,595       $2,207,008
=================================================================================================================




NOTE 8

On March 30, 1998, the Corporation issued $34.5 million of trust preferred securities through NCBE Capital Trust I, a Delaware statutory business trust created and controlled by the Corporation. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.25%, payable quarterly, and mature on June 30, 2028.

The principal asset of NCBE Capital Trust I is a subordinated debenture of the Corporation in the principal amount of $34.5 million with an interest rate and maturity date substantially identical to those of the trust preferred securities. The Corporation owns all of the common securities of NCBE Capital Trust I. The back-up obligations of the Corporation with respect to the trust preferred securities constitute, in the aggregate, a full and unconditional guarantee by the Corporation of the obligations of NCBE Capital Trust I under the trust preferred securities. The Corporation may redeem the subordinated debenture and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after June 30, 2003, or in whole (but not in part) within 180 days following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

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

The Corporation has grown rapidly by acquiring community banks. The financial results of acquisitions can best be assessed from the Corporation's financial statements on a quarterly, as-reported basis. After each acquisition accounted for as a pooling of interests, the Corporation's financial statements are restated to include the results of the acquiree. Since January 1, 1998, the Corporation acquired assets of $692.9 million (measured at the time of each acquisition) in nine transactions accounted for as poolings of interests.

Since January 1, 1998, the Corporation has also acquired $244.8 million (measured at the time of each acquisition) in assets in two transactions accounted for as purchases. Financial statements are not restated following a transaction accounted for as a purchase; instead, the Corporation's financial statements include the results of the acquired entity following acquisition. Transactions accounted for as purchases typically result in recording intangible assets, including goodwill, which the Corporation amortizes on a straight-line basis. The Corporation has recorded $21.1 million (measured at the time of each acquisition) in intangible assets as the direct result of purchases consummated between January 1, 1998 and June 30, 1999.

Management evaluates acquisition opportunities as they arise. However, management anticipates the pace of acquisition activity will be much lower in 1999 than in 1998. The Corporation plans to devote significant resources to integrating recently acquired institutions and completing consolidation of back office operations.


NET INCOME

Net income for the quarter ended June 30, 1999 was $7.5 million compared to $6.5 million in the second quarter of 1998, an increase of $1.0 million, or 15.5%. Basic earnings per share for the second quarter were $0.44 in 1999 compared to $0.39 in 1998. Earnings per share, on a diluted basis were $0.44 for 1999 compared to $0.38 in 1998.

For the six months ended June 30, 1999, net income was $14.2 million compared to $13.3 million a year ago, an increase of $926,000, or 7.0%. Basic and diluted earnings per share were $0.84 in 1999 and $0.79 in 1998.

The weighted average number of shares outstanding was 16,887,792 and 16,862,591 for the three and six months, respectively, ended June 30, 1999, compared to 16,735,407 and 16,722,130 during the same periods last year. The weighted average number of shares outstanding, assuming dilution, was 16,952,846 and 16,924,942 for the three and six months ended June 30, 1999, respectively, compared to 16,862,430 and 16,852,218 during the like periods for the prior year.


NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, for the quarter ended June 30, 1999 was $24.0 million, reflecting an increase of $71,000 or 0.3% over the same period in 1998. Average earning assets decreased $50.2 million, or 2.5%. Gross loans increased an average of $72.7 million, or 4.7%; average securities decreased $115.1 million, or 25.1%; and average federal funds sold decreased $3.3 million, or 15.1%.

For the six months ended June 30, 1999, net interest income, on a taxable equivalent basis, increased $777,000 or 1.7%, from a year ago. Average earning assets increased $20.2 million, or 1.0% over the same period last year. Gross loans increased an average of $127.6 million, or 8.5%; average securities decreased $99.1 million, or 22.1%; and average federal funds sold decreased $4.7 million, or 16.8%.

For the second quarter of 1999 average interest bearing deposits decreased $36.9 million, or 2.5%; and average total borrowings decreased $22.6 million, or 9.7%, compared to the same period last year. For the six months ended June 30, 1999 average interest bearing deposits increased $7.2 million, or 0.5%; and average total borrowings increased $4.5 million, or 2.2%, compared to the same period last year.

The net interest margin increased 14 basis points from 4.71% in the second quarter of 1998 to 4.85% in the second quarter of 1999. Through the second quarter of 1999, rates earned on loans, the largest component of earning assets, remained below those earned in the same period of 1998. This is mainly because prime rate remained 8.50% for all of 1998 and decreased to 7.75% in the first quarter of 1999 before rising to 8.00% at the end of the second quarter of 1999.


UNDERPERFORMING ASSETS

Listed below is a two-year comparison of underperforming assets.

                                                       6/30/99            12/31/98             6/30/98
---------------------------------------------------------------------------------------------------------
Nonaccrual loans                                    $ 10,174,000        $  9,782,000        $  7,472,000
Restructured loans                                     1,278,000             374,000             558,000
90 days past due loans                                 1,849,000           1,610,000           2,405,000
---------------------------------------------------------------------------------------------------------
  Total underperforming loans                         13,301,000          11,766,000          10,435,000
Other real estate held                                 1,051,000             715,000             282,000
---------------------------------------------------------------------------------------------------------
     Total underperforming assets                   $ 14,352,000        $ 12,481,000        $ 10,717,000
=========================================================================================================



For the first six months of 1999 total underperforming loans increased $1.5 million, or 13.0%. This is due mainly to the renegotiating of loans to a single borrower totaling $1.1 million during the first quarter. Past due 90 days or more, nonaccrual, and restructured loans were 0.8%, 0.7% and 0.7% of total gross loans at June 30, 1999 , December 31, 1998, and June 30, 1998, respectively. Of the loans in this category, 61.3%, 65.9%, and 55.0% were secured by real estate at June 30, 1999, December 31, 1998, and June 30, 1998, respectively. Potential problem loans, other than underperforming loans, amounted to $65.4 million at June 30, 1999.


PROVISION FOR LOAN LOSSES


Net charge-offs amounted to $1.6 million through six months of 1999, compared to $838,000 in the corresponding period in the prior year.

The provision for loan losses for the second quarter was $841,000 in 1999 compared to $1.7 million for the same period in 1998, a decrease of $903,000, or 51.8%. For the six months of 1999 and 1998 provision for loan losses was $2.1 million. The provision is based on a quarterly review of the allowance for loan losses. Some of the factors used in this review include current economic conditions and forecasts, risk by type of loan, previous loan loss experience, and evaluation of specific borrowers and collateral. As of June 30, 1999, management considered the reserve for loan losses adequate to provide for loan losses.


NONINTEREST INCOME

Noninterest income for the second quarter of 1999 decreased $1.8 million, or 36.1%, from the same period a year-ago. Trust income increased $93,000, or 17.3%; service charges on deposit accounts decreased $49,000, or 2.4%; other service charges and fees decreased $85,000, or 7.7%; other noninterest income decreased $137,000 or 35.5%; and securities gains (losses) decreased $1.6 million, or 164.2% compared to the second quarter in 1998.

For the six months ended June 30, 1999 noninterest income decreased $1.7 million, or 19.2%, from the same period a year ago. Trust income increased $129,000, or 12.6%; service charges on deposit accounts increased $57,000, or 1.5%; other service charges and fees decreased $24,000, or 1.2%; and other noninterest income decreased $130,000 or 16.2%. In 1998 securities were sold at a gain of $1.1 million through the first six months. Through the first six months of 1999 securities were sold at a loss of $638,000.


NONINTEREST EXPENSE

Noninterest expense decreased $2.5 million, or 15.1%, in the second quarter of 1999 compared to the second quarter of 1998. Salaries and employee benefits decreased $2.0 million, or 24.0%; occupancy expense decreased $101,000, or 10.2%; expenses of furniture and equipment decreased $48,000, or 4.2%; and other noninterest expense decreased $256,000, or 4.6%, over the year-ago period. The decrease in salaries and employee benefits is due in part to a $877,000 pension plan settlement gain, reduced ESOP expense of $324,000 due to a reduction of ESOP expense on acquired institutions, and staff reductions resulting from the consolidation of back office operations which was started in the third quarter of 1998. In addition, the decrease in other noninterest expense is attributable, in part, to acquisition related costs of $7,000 in 1999 compared to $250,000 in 1998.

For the first six months of 1999 noninterest expense decreased $2.2 million, or 7.2%, compared to the same period a year ago. Salaries and employee benefits decreased $2.6 million, or 15.8%; occupancy expense decreased $59,000, or 3.2%; expenses of furniture and equipment decreased $96,000, or 4.5%; and other noninterest expense increased $552,000, or 5.3%, over the year ago period. The increase in other noninterest expense is due in part to the $333,000 increase in intangibles amortization from the acquisition of Bank of Illinois, National Association, accounted for using the purchase method of accounting.


FINANCIAL POSITION

Cash and cash equivalents decreased $10.8 million, or 16.0%. Time deposits in banks decreased $142,000, or 100.0%, and federal funds sold decreased $9.8 million, or 94.0%, during the past year.

Total investment securities decreased $20.2 million, or 5.5%, from the year ended 1998, with the largest decrease of $11.7 million, or 17.7% in mortgage-backed securities. U.S. Government and agency securities increased $1.4 million, or 2.1%; taxable municipals increased $624,000, or 19.8%; tax-exempt municipal securities decreased $5.8 million, or 2.9%; corporate securities decreased $1.8 million, or 20.4%. Nonmarketable equity securities decreased $835,000, or 4.3%. The market value adjustment on total securities available for sale at June 30, 1999, was an unrealized gain of $1.2 million, reflecting a decrease of $6.0 million, from an unrealized gain of $7.2 million at December 31, 1998.

Amortized cost and fair values of securities at June 30, 1999, with dollar amounts in thousands are as follows:

Securities available for sale:

                                                                             Gross            Gross
                                                          Amortized        Unrealized       Unrealized          Fair
                                                             Cost            Gains            Losses            Value
------------------------------------------------------------------------------------------------------------------------
U.S. Government and agency securities                     $  69,956         $    109         $    276         $  69,789
Taxable municipals                                            3,780               42               40             3,782
Tax-exempt municipals                                       188,345            3,243            1,022           190,566
Corporate securities                                          7,037               99               73             7,063
Mortgage-backed securities                                   54,392              270              583            54,079
Marketable equity securities                                  2,452                -              579             1,873
------------------------------------------------------------------------------------------------------------------------
     Total available for sale                             $ 325,962         $  3,763         $  2,573         $ 327,152
========================================================================================================================

LOANS

Total loans at June 30, 1999, were $1.614 billion compared to $1.630 billion at December 31, 1998, reflecting a decrease of $16.0 million or 1.0%.


DEPOSITS

Total deposits decreased $97.4 million or 5.6% to $1.637 billion at June 30, 1999, from $1.735 billion at December 31, 1998. Total noninterest bearing deposits decreased $33.9 million or 14.6% and interest bearing deposits decreased $63.5 million, or 4.2% during the six months ended June 30, 1999.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.


                                                          Minimum
                                                        Requirements        6/30/99          12/31/98         6/30/98
----------------------------------------------------------------------------------------------------------------------

Tier 1 capital to risk-based assets                          4.00%           14.46%           13.51%           13.66%

Total capital to risk-based assets                           8.00%           15.65%           14.65%           15.00%

Tangible equity to tangible assets                           3.00%            9.10%            8.23%            7.93%


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

The Corporation has established a year 2000 team to monitor progress with achieving year 2000 compliance. The team reports its progress to the Corporation's Board of Directors on a monthly basis. In addition, the Corporation utilized an external consulting firm to assist with its year 2000 compliance.

The Corporation's year 2000 project involves five phases; 1. Awareness; 2. Assessment; 3. Renovation; 4. Validation; and 5. Implementation. The Corporation completed all five phases by June 30, 1999, and the test results are now being evaluated.

The Corporation is currently preparing its Year 2000 events planning. This includes the training of staff on the Corporation's contingency plans and working with customers and the communities on awareness and preparedness.

The Corporation prepared its contingency and business resumption plans following FFIEC guidelines. The Corporation completed contingency planning before the FFIEC deadline of December 31, 1998.

Management expects total additional out-of-pocket expenditures incurred in year 2000 compliance to be approximately $500,000. This includes fees to outside consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance, and certain administrative expenditures. Some amounts are being expensed as incurred and are not expected to be material to the Corporation's financial condition or results of operations. Since the implementation of the year 2000 project, the Corporation has spent approximately $325,000.

Management believes that the Corporation has an effective corporate year 2000 compliance program in place and that additional expenditures required to bring its systems into compliance will not have a materially adverse effect on the Corporation's operations, cash flow, or financial condition. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 3.65% over one year and 5.33% over two years, respectively. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by 3.74% over one year and 5.44% over two years, respectively. All of these estimated changes in net interest income are within the policy guidelines established by the Corporation's Board of Directors.

NATIONAL CITY BANCSHARES, INC. and Subsidiaries

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 19, 1999, the Company held its Annual Meeting of Shareholders. At the meeting Janice L. Beesley, Donald G. Harris, George D. Martin and Richard
F. Welp were each re-elected as Class I directors until the Annual Meeting of Shareholders to be held in 2002, until such director's successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. The following table represents the official results of the election of directors:

                                                                                          ABSENTIONS AND
        DIRECTOR                      FOR                WITHHOLD AUTHORITY               BROKER NON VOTES
        --------                      ---                ------------------               ----------------

    Janice L. Beesley              11,709,668                  219,780                             0
    Donald G. Harris               11,463,366                  466,082                             0
    George D. Martin               11,702,438                  227,010                             0
    Richard F. Welp                11,411,666                  517,782                             0

The following persons' term of office as a director continues until 2000: Ben L. Cundiff, Susanne R. Emge, Robert A. Keil and Laurence R. Steenberg. The following persons' term of office as a director continues until 2001: Dr. H. Ray Hoops, John D. Lippert, Ronald R. Reherman and Robert D. Vance.

The shareholders' also approved a resolution to adopt the National City Bancshares, Inc. 1999 Stock Option and Incentive Plan. 10,153,275 shares were voted in favor of the motion; 1,503,457 shares were voted against; and 272,714 shares abstained or did not vote. Lastly the shareholders' approved the selection of PricewaterhouseCoopers LLP as the Company's independent auditors. 11,765,376 shares were voted in favor of the motion; 91,275 were voted against; and 72,797 abstained or did not vote.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

         27                Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL CITY BANCSHARES, INC.
                                     (Corporation)

                                     By   /s/ STEPHEN C. BYELICK, JR.
                                        -----------------------------
                                         Stephen C. Byelick, Jr.
                                         Secretary and Treasurer
                                         (On behalf of the Corporation
                                         and in his capacity as Chief
                                         Accounting Officer.)

                                         August 12, 1999

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
--------------             --------------------------------------------

     27                    Financial Data Schedule (Electronic Filing Only)