Form 10-Q
period 1999-09-30
NATIONAL CITY BANCSHARES INC
filed 1999-11-15
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ________ to _______.

Commission file number:  0-13585


                         NATIONAL CITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          INDIANA                                         35-1632155
(State or other jurisdiction of                        (I.R.S. Employee
 incorporation or organization)                       Identification No.)

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

                                                        Yes [X]   No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                        OUTSTANDING AT November 11, 1999
    (Common stock, $1.00 Stated Value)                 16,861,640

                         NATIONAL CITY BANCSHARES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial position-
         September 30, 1999, December 31, 1998, and September 30, 1998       3

         Condensed consolidated statements of income and
         comprehensive income-three months and nine months
         ended September 30, 1999 and 1998                                   4

         Condensed consolidated statements of cash flows-
         nine months ended September 30, 1999 and 1998                       5

         Notes to condensed consolidated financial statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         16


                           PART II - OTHER INFORMATION

Item 6.  Exhibits  and Reports on Form 8-K                                  17


                                   SIGNATURES                               17

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
       Unaudited Condensed Consolidated Statements of Financial Position
              (Dollar Amounts Other Than Share Data in Thousands)


                                                                          SEPTEMBER 30,    DECEMBER 31,       SEPTEMBER 30,
                                                                              1999             1998                1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                 $    49,070      $      67,389     $       63,492
Time deposits in banks                                                              -                142              1,200
Federal funds sold                                                              1,466             10,431             11,079
Securities available for sale                                                 326,314            346,514            381,875
Nonmarketable equity securities                                                18,559             19,327             18,010
Loans                                                                       1,680,965          1,648,296          1,624,288
Less: Allowance for loan losses                                               (19,432)           (18,443)           (16,637)
---------------------------------------------------------------------------------------------------------------------------
 Loans-net                                                                  1,661,533          1,629,853          1,607,651
Premises and equipment, net                                                    45,272             46,399             46,224
Intangible assets                                                              37,437             40,185             40,924
Other assets                                                                   33,868             34,984             33,482
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $ 2,173,519      $   2,195,224     $    2,203,937
===========================================================================================================================
LIABILITIES
Deposits:
 Noninterest-bearing demand                                               $   197,005      $     231,623     $      229,559
 Interest-bearing savings and time                                          1,446,481          1,502,962          1,478,053
---------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                            1,643,486          1,734,585          1,707,612
Short-term borrowings                                                         109,361             33,382             70,668
Other borrowings                                                              130,798            139,545            137,659
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debenture                                   34,500             34,500             34,500
Dividends payable                                                               3,381              3,368              2,447
Deferred income taxes                                                           3,384              3,898              5,388
Other liabilities                                                              12,532             17,623             17,478
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                         1,937,442          1,966,901          1,975,752

COMMON STOCK OWNED BY ESOP(subject to put option)                               3,214             10,043              9,285

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
 None outstanding
Common stock - $1.00 stated value:

                                9/30/99        12/31/98       9/30/98
                                -------        --------       -------
 Shares authorized            29,000,000      29,000,000    29,000,000
 Shares outstanding           16,907,240      16,842,456    16,826,906         16,907             16,842             16,830
Capital surplus                                                               124,953            123,561             96,433
Retained earnings                                                              95,007             83,536            109,362
Accumulated other comprehensive income                                           (790)             4,436              5,674
Unearned employee stock ownership plan shares                                       -                (52)              (114)
Common stock owned by ESOP(subject to put option)                              (3,214)           (10,043)            (9,285)
---------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                  232,863            218,280            218,900
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,173,519      $   2,195,224     $    2,203,937
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
 Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
              (Dollar Amounts Other Than Share Data in Thousands)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                1999             1998                1999            1998
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                  $     36,144     $     37,070        $    107,113    $     105,839
Interest and dividends on securities                               4,815            5,793              14,749           18,594
Interest on federal funds sold                                        20              228                 429              785
Interest on other investments                                         14               52                  44              215
------------------------------------------------------------------------------------------------------------------------------
 Total interest income                                            40,993           43,143             122,335          125,433
INTEREST EXPENSE
Interest on deposits                                              14,640           16,930              45,045           49,363
Interest on funds borrowed                                         3,711            3,551              10,089            9,645
------------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                           18,351           20,481              55,134           59,008
NET INTEREST INCOME                                               22,642           22,662              67,201           66,425
Provision for loan losses                                          1,149              853               3,249            2,999
------------------------------------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan losses                                        21,493           21,809              63,952           63,426
NONINTEREST INCOME
Trust income                                                         625              562               1,776            1,584
Service charges on deposit accounts                                1,976            2,067               5,766            5,799
Other service charges and fees                                     1,034            1,009               3,092            3,091
Securities gains (losses)                                             16               84                (622)           1,149
Other                                                                397              376               1,069            1,178
------------------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                          4,048            4,098              11,081           12,801
NONINTEREST EXPENSE
Salaries, wages and other employee benefits                        7,616            9,256              21,553           25,816
Occupancy expense                                                    951              980               2,715            2,806
Furniture and equipment expense                                    1,178            1,231               3,191            3,323
Amortization of intangibles                                          913              837               2,739            2,320
Other                                                              5,009            6,500              14,089           15,385
------------------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                        15,667           18,804              44,287           49,650
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         9,874            7,103              30,746           26,577
Income taxes                                                       2,456            1,911               9,147            7,686
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         7,418            5,192              21,599           18,891
==============================================================================================================================
Proforma C Corporation provision for income taxes                  2,456            2,183               9,147            8,401
------------------------------------------------------------------------------------------------------------------------------
PROFORMA NET INCOME                                                7,418            4,920              21,599           18,176
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of income taxes:
 Unrealized gain (loss) arising in period                         (1,472)           2,126              (5,596)           1,605
 Reclassification for realized amount                                 (9)             (50)                370             (466)
------------------------------------------------------------------------------------------------------------------------------
Net unrealized loss recognized in other
 comprehensive income                                             (1,481)           2,076              (5,226)           1,139
------------------------------------------------------------------------------------------------------------------------------
PROFORMA COMPREHENSIVE INCOME                               $      5,937     $      6,996        $     16,373    $      19,315
==============================================================================================================================

Earnings per share:
Basic                                                       $       0.44     $       0.29        $       1.28    $        1.09
Diluted                                                     $       0.44     $       0.29        $       1.27    $        1.08
Weighted average shares outstanding:
Basic                                                         16,900,119       16,767,443          16,875,248       16,737,400
Diluted                                                       16,985,353       16,871,162          16,963,813       16,858,602

The accompanying notes are an integral part of the consolidated financial statements.

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Cash Flows
                         (Dollars Amounts in Thousands)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
-------------------------------------------------------------------------------
                                                             1999       1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                       $  31,918   $ 28,215
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits in banks          142      2,493
Proceeds from matured securities available for sale           79,215     65,830
Proceeds from sales of securities available for sale           2,598     41,054
Proceeds from sales of nonmarketable securities                  654          -
Proceeds from called investments                              20,916     29,628
Purchases of securities available for sale                   (91,129)   (68,924)
Purchases of nonmarketable equity securities                    (242)      (149)
Decrease in federal funds sold                                 8,965     18,015
Increase in loans made to customers                          (34,909)  (117,009)
(Increase) decrease in cash surrender value life insurance       (61)       261
Increase in other investments                                 (2,054)    (1,442)
Capital expenditures                                          (2,293)    (6,325)
Proceeds from sale of premises and equipment                     350        127
Proceeds from sale of other real estate owned                    504        408
Purchase of subsidiary, net of cash and cash
  equivalents acquired                                             -     36,952
-------------------------------------------------------------------------------
Net cash flows provided by (used in) investing activities    (17,344)       919
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                     (91,099)   (18,578)
Net increase (decrease) in short-term borrowings              75,979    (21,881)
Proceeds from other borrowings                                10,090     93,449
Payments on other borrowings                                 (18,837)  (100,817)
Trust preferred securities                                         -     32,986
Dividends paid                                               (10,115)    (9,350)
Repurchase of common stock                                         -     (1,359)
Sale of common stock                                               -      1,108
Proceeds from exercise of stock options                        1,089      1,605
-------------------------------------------------------------------------------
Net cash flows used in financing activities                  (32,893)   (22,837)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (18,319)     6,297
-------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period              67,389     57,195
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  49,070   $ 63,492
===============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                NATIONAL CITY BANCSHARES, INC. and Subsidiaries
     Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
                         (Dollars Amounts in Thousands)

                                                            Nine Months Ended
                                                              September 30,
-------------------------------------------------------------------------------
                                                            1999         1998
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCIAL ACTIVITIES
Change in allowance for unrealized
 loss on securities available for sale                   $  (8,394)   $  (5,290)
Decrease in deferred taxes attributable
 to securities available for sale                             (514)         576
Other real estate acquired in settlement of loans              926          362

Purchase of subsidiaries and branches:
Purchase price                                           $       -    $ (32,354)
===============================================================================
Assets acquired:
  Cash and cash equivalents                              $       -    $   4,598
  Securities                                                             39,223
  Federal funds sold                                                      8,080
  Loans                                                                 106,536
  Premises and equipment                                                  2,856
  Other assets                                                           23,700
Liabilities assumed:
  Deposits                                                             (193,386)
  Short-term borrowings                                                 (10,510)
  Other borrowings                                                      (11,100)
  Deferred taxes payable                                                    (71)
  Other liabilities                                                      (2,280)
-------------------------------------------------------------------------------
                                                         $       -    $ (32,354)
===============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At September 30, 1999, the Corporation had as subsidiaries, twelve commercial banks, a leasing corporation, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1998 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held For Sale By a Banking Enterprise." SFAS 134 amends SFAS 65 and SFAS 115. SFAS 134 became effective during the second quarter of 1999. The Corporation has not securitized any mortgage loans held for sale and, therefore, SFAS 134 did not have any impact on the accompanying financial statements.

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

                                     9/30/99             12/31/98
--------------------------------------------------------------------------
Standby letters of credit         $  14,493,000        $ 18,011,000
Commitments to extend credit      $ 268,574,000        $285,808,000

NOTE 3

A five percent stock dividend was paid December 7, 1998 to shareholders of record November 21, 1998. All weighted average shares, shares, and per share data presented herein have been restated for the effects of this stock dividend.

A five percent stock dividend was declared October 20, 1999, payable December 7, 1999, to shareholders of record November 21, 1999. Weighted average shares, shares, and per share data will be restated for the effects of this stock dividend effective November 21, 1999.

Earnings per share restated for the 1999 five percent stock dividend would have been $0.42 and $0.28 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended earnings per share would have been $1.22 and $1.03 for the 1999 and 1998, respectively.

Earnings per share, on a dilutive basis, restated for the 1999 five percent stock dividend would have been $0.42 and $0.28 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended earnings per share, on a dilutive basis, would have been $1.21 and $1.03 for the 1999 and 1998, respectively.

NOTE 4

The calculation of net earnings per share as of September 30 is summarized as follows:


                                                         Quarter-to-Date                 Year-to-Date
                                                   ----------------------------   --------------------------
                                                       1999            1998           1999          1998
------------------------------------------------------------------------------------------------------------
Net income                                          $  7,418,000   $   4,920,000  $ 21,599,000  $ 18,176,000
Basic earnings per share:
Weighted average shares outstanding                   16,900,119      16,767,443    16,875,248    16,737,400
Basic earnings per share                            $       0.44   $        0.29  $       1.28  $       1.09

Diluted earnings per share:
Weighted average shares outstanding                   16,900,119      16,767,443    16,875,248    16,737,400
Common stock equivalents due to stock options             85,234         103,719        88,565       121,202
Adjusted shares outstanding                           16,985,353      16,871,162    16,963,813    16,858,602
Diluted earnings per share                          $       0.44   $        0.29  $       1.27  $       1.08

NOTE 5

The following table shows the schedule of dividends declared for the nine months ending September 30, 1999 and 1998, respectively:

             DATE            RECORD              DATE              DIVIDEND
   1999      DECLARED        DATE                PAID              PAID
--------------------------------------------------------------------------------

             August 19       September 21        October 7         $0.20
             May 19          June 21             July 7            $0.20
             February 17     March 21            April 7           $0.20


             DATE            RECORD              DATE              DIVIDEND
   1998      DECLARED        DATE                PAID              PAID
--------------------------------------------------------------------------------

             August 19       September 21        October 7         $0.17125
             May 20          June 23             July 7            $0.17125
             February 18     March 23            April 7           $0.17125

NOTE 6

The Corporation has identified its reportable segments on the basis of the geographic areas served by the Corporation. Banking services offered are similar in each geographic area served. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation's annual report for the year ended December 31, 1998. The Corporation evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Operating statistics for each reporting segment are as follows:

                                   Southwest      Western     Southern     Northern
September 30, 1999                  Indiana      Kentucky     Illinois     Kentucky        Total
---------------------------------------------------------------------------------------------------
Interest income                   $    58,498    $  18,223    $  21,141    $  25,525    $   123,387
Interest expense                       26,260        8,760        9,457       10,589         55,066
---------------------------------------------------------------------------------------------------
Net interest income                    32,238        9,463       11,684       14,936         68,321
Provision for loan losses               1,644          646          261          636          3,187
Other income                            6,417        1,334        1,912        1,976         11,639
Other expense                          17,537        5,879        8,159        7,705         39,280
---------------------------------------------------------------------------------------------------
Net income before tax                  19,474        4,272        5,176        8,571         37,493
Income tax                              6,514        1,195        1,756        2,923         12,388
---------------------------------------------------------------------------------------------------
Net income                        $    12,960    $   3,077    $   3,420    $   5,648    $    25,105
===================================================================================================

Other segment information:
Depreciation and
 amortization                     $     1,536    $     894    $   2,154    $     683    $     5,267
Segment assets                      1,070,324      316,264      416,137      417,606      2,220,331
Expenditures for
 segment assets                         1,228          414           50          162          1,854



                                   Southwest      Western     Southern     Northern
September 30, 1998                  Indiana      Kentucky     Illinois     Kentucky        Total
---------------------------------------------------------------------------------------------------
Interest income                   $    59,074    $  18,780    $  21,914    $  26,430    $   126,198
Interest expense                       27,086        9,919       10,083       11,544         58,632
---------------------------------------------------------------------------------------------------
Net interest income                    31,988        8,861       11,831       14,886         67,566
Provision for loan losses               2,320          246          (50)         429          2,945
Other income                            7,628        1,290        1,883        2,022         12,823
Other expense                          19,156        6,399        8,689        8,638         42,882
---------------------------------------------------------------------------------------------------
Net income before tax                  18,140        3,506        5,075        7,841         34,562
Income tax                              5,889          976        1,596        2,534         10,995
---------------------------------------------------------------------------------------------------
Net income                        $    12,251    $   2,530    $   3,479    $   5,307    $    23,567
===================================================================================================

Other segment information:
Depreciation and
 amortization                     $     1,410    $     840    $   1,778    $     631    $     4,659
Segment assets                      1,019,950      330,782      440,921      414,451      2,206,104
Expenditures for
 segment assets                         4,236          163          212          314          4,925

A reconciliation of revenues, net income, and assets of the reported segments to the consolidated financial statements is as follows:

                                                        1999           1998
--------------------------------------------------------------------------------
Net interest income:
Total net interest income for reportable segments    $   68,321     $   67,566
Non-bank entities                                        (1,119)        (1,140)
Eliminations                                                 (1)            (1)
--------------------------------------------------------------------------------
Total consolidated net interest income               $   67,201     $   66,425
================================================================================

Net income:
Total net income for reportable segments             $   25,105     $   23,567
Non-bank entities                                        (3,506)        (5,391)
Eliminations                                                  -              -
--------------------------------------------------------------------------------
Total consolidated net income                        $   21,599     $   18,176
================================================================================

Assets:
Total assets for reportable segments                 $2,220,331     $2,206,104
Non-bank entities                                        97,540         94,215
Eliminations                                           (144,352)       (96,382)
--------------------------------------------------------------------------------
Total consolidated assets                            $2,173,519     $2,203,937
================================================================================

NOTE 7

On March 30, 1998, the Corporation issued $34.5 million of trust preferred securities through NCBE Capital Trust I, a Delaware statutory business trust created and controlled by the Corporation. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.25%, payable quarterly, and mature on March 31, 2028.

The principal asset of NCBE Capital Trust I is a subordinated debenture of the Corporation in the principal amount of $35.6 million with an interest rate and maturity date substantially identical to those of the trust preferred securities. The Corporation owns all of the common securities of NCBE Capital Trust I. The back-up obligations of the Corporation with respect to the trust preferred securities constitute, in the aggregate, a full and unconditional guarantee by the Corporation of the obligations of NCBE Capital Trust I under the trust preferred securities. The Corporation may redeem the subordinated debenture and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 31, 2003, or in whole (but not in part) within 180 days following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

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

Through 1998 the Corporation grew rapidly by acquiring community banks. The financial results of acquisitions can best be assessed from the Corporation's financial statements on a quarterly, as-reported basis. After each acquisition accounted for as a pooling of interests, the Corporation's financial statements were restated to include the results of the acquiree. From January 1, 1998 through December 1998, the Corporation acquired assets of $692.9 million (measured at the time of each acquisition) in nine transactions accounted for as poolings of interests.

From January 1, 1998 through December 1998, the Corporation also acquired $244.8 million (measured at the time of each acquisition) in assets in two transactions accounted for as purchases. Financial statements are not restated following a transaction accounted for as a purchase; instead, the Corporation's financial statements include the results of the acquired entity following acquisition. Transactions accounted for as purchases typically result in recording intangible assets, including goodwill, which the Corporation amortizes on a straight-line basis. The Corporation has recorded $21.1 million (measured at the time of each acquisition) in intangible assets as the direct result of purchases consummated between January 1, 1998 and December 31, 1998.

The Corporation has not made any acquisitions since January 1, 1999; however management evaluates acquisition opportunities as they arise. The Corporation has devoted significant resources in 1999 to integrating recently acquired institutions and completing consolidation of back office operations.

NET INCOME

Net income for the quarter ended September 30, 1999 was $7.4 million compared to $4.9 million in the third quarter of 1998, an increase of $2.5 million, or 50.8%. Basic earnings per share for the third quarter were $0.44 in 1999 compared to $0.29 in 1998. Earnings per share, on a diluted basis were $0.44 for 1999 compared to $0.29 in 1998.

For the nine months ended September 30, 1999, net income was $21.6 million compared to $18.2 million a year ago, an increase of $3.4 million, or 18.8%. Basic earnings per share for the nine months ended were $1.28 in 1999 compared to $1.09 in 1998. Earnings per share, on a diluted basis were $1.27 for 1999 compared to $1.08 in 1998.

The weighted average number of shares outstanding was 16,900,119 and 16,875,248 for the three and nine months, respectively, ended September 30, 1999, compared to 16,767,443 and 16,737,400 during the same periods last year. The weighted average number of shares outstanding, assuming dilution, was 16,985,353 and 16,963,813 for the three and nine months ended September 30, 1999, respectively, compared to 16,871,162 and 16,858,602 during the like periods for the prior year.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, for the quarter ended September 30, 1999 was $24.1 million, reflecting a decrease of $76,000 or 0.3% over the same period in 1998. Average earning assets decreased $50.0 million, or 2.4% for the quarter ended September 30, 1999. Gross loans increased an average of $45.4 million, or 2.8%; average securities decreased $79.2 million, or 18.9%; and average federal funds sold decreased $14.9 million, or 83.1%.

For the nine months ended September 30, 1999, net interest income, on a taxable equivalent basis, increased $701,000 or 1.0%, from a year ago. Average earning assets decreased $3.4 million, or 0.2% over the same period last year. Gross loans increased an average of $99.9 million, or 6.5%; average securities decreased $92.4 million, or 21.1%; and average federal funds sold decreased $8.1 million, or 33.2%.

For the third quarter of 1999 average interest bearing deposits decreased $56.0 million, or 3.8%; and average total borrowings increased $18.6 million, or 8.2%, compared to the same period last year. For the nine months ended September 30, 1999 average interest bearing deposits decreased $14.1 million, or 1.0%; and average total borrowings increased $9.2 million, or 4.3%, compared to the same period last year.

The net interest margin increased 10 basis points from 4.70% in the third quarter of 1998 to 4.80% in the third quarter of 1999. Through the third quarter of 1999, rates earned on loans, the largest component of earning assets, remained below those earned in the same period of 1998. This is mainly because prime rate remained 8.50% for all of 1998 and decreased to 7.75% in the first quarter of 1999 before rising to 8.00% at the end of the second quarter of 1999.


UNDERPERFORMING ASSETS

Listed below is a two-year comparison of underperforming assets.

                                      9/30/99       12/31/98        9/30/98
-----------------------------------------------------------------------------
Nonaccrual loans                   $ 14,452,000   $  9,782,000   $  9,046,000
Restructured loans                    1,262,000        374,000        480,000
90 days past due loans                1,425,000      1,610,000      2,156,000
-----------------------------------------------------------------------------
 Total underperforming loans         17,139,000     11,766,000     11,682,000
Other real estate held                  749,000        715,000        218,000
-----------------------------------------------------------------------------
   Total underperforming assets    $ 17,888,000   $ 12,481,000   $ 11,900,000
=============================================================================

For the first nine months of 1999 total underperforming loans increased $5.4 million, or 45.7%. This is due mainly to the renegotiating of loans to a single borrower totaling $1.1 million during the first quarter and placing a $3.7 million loan on nonaccrual status during the third quarter. Past due 90 days or more, nonaccrual, and restructured loans were 1.0%, 0.7% and 0.7% of total gross loans at September 30, 1999, December 31, 1998, and September 30, 1998, respectively. Of the loans in this category, 62.2%, 65.9%, and 60.4% were secured by real estate at September 30, 1999, December 31, 1998, and September 30, 1998, respectively. Potential problem loans, other than underperforming loans, amounted to $57.8 million at September 30, 1999.

PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $2.3 million through nine months of 1999, compared to $1.3 million in the corresponding period in the prior year.

The provision for loan losses for the third quarter was $1.1 million in 1999 compared to $852,000 for the same period in 1998, an increase of $297,000, or 34.9%. For the nine months of 1999 and 1998 provision for loan losses was $3.2 million and $3.0 million, respectively. The provision for loan losses is determined based on a quarterly review of the allowance for loan losses. Management of each subsidiary bank evaluates large credits, and loans identified as problem loans on an individual basis to identify the risk profile and probable losses of such loans. All other loans are evaluated as homogeneous pools based on historical loss experience and the provision is allocated accordingly. During the third quarter there were no significant changes in loan concentrations, quality, or terms. Management is closely monitoring trends in the nonperforming assets to determine the effect of these trends on the allowance for loan and lease losses. There were no material changes in estimation methods or assumptions affecting the allowance, or reallocations of the allowance among the various parts of the portfolio during the third quarter of 1999. As of September 30, 1999, management considered the allowance for loan losses adequate for probable loan losses.

NONINTEREST INCOME

Noninterest income for the third quarter of 1999 decreased $50,000, or 1.2%, from the same period a year-ago. Trust income increased $63,000, or 11.2%; service charges on deposit accounts decreased $91,000, or 4.4%; other service charges and fees increased $25,000, or 2.5%; other noninterest income increased $35,000 or 9.3%; and securities gains (losses) decreased $68,000, or 81.0% compared to the third quarter in 1998.

For the nine months ended September 30, 1999 noninterest income decreased $1.7 million, or 13.4%, from the same period a year ago. Trust income increased $192,000, or 12.1%; service charges on deposit accounts decreased $33,000, or 0.6%; other noninterest income decreased $109,000 or 9.3%; and securities gains (losses) decreased $1.8 million, or 154.1%. In 1998 securities were sold at a gain of $1.1 million through the first nine months. Through the first nine months of 1999 securities were sold at a loss of $622,000.

NONINTEREST EXPENSE

Noninterest expense decreased $3.1 million, or 16.7%, in the third quarter of 1999 compared to the third quarter of 1998. Salaries and employee benefits decreased $1.6 million, or 17.7%; occupancy expense decreased $29,000, or 3.0%; expenses of furniture and equipment decreased $53,000, or 4.3%; amortization of intangibles increased $76,000, or 9.1%; and other noninterest expense decreased $1.5 million, or 23.0%, over the year-ago period.

The decrease in salaries and employee benefits during the quarter is due, in part, to $871,000 in severance pay accruals in 1998, and $363,000 reduced ESOP expense due to the reduction of ESOP expense on acquired institutions. In addition, staff reductions resulting from the consolidation of back office operations which was started in the third quarter of 1998 helped reduce related costs. In 1999, $336,000 was incurred during the process to identify and hire a new CEO.

The decrease in other noninterest expense during the quarter is attributable, in part, to $669,000 of acquisition-related costs; $993,000 of back office consolidation consulting costs; and $125,000 accrual of data processing contract buyout costs for 1998. In addition, based upon current information, the Corporation revised its estimate of revenues and expenses associated with its investments in low income housing projects (LIHPs). Noninterest expense for the third quarter of 1999 includes $813,000 of pretax operating losses from these LIHPs and income tax expense includes the related income tax benefit and tax credits from the LIHPs totaling $1.0 million.

For the first nine months of 1999 noninterest expense decreased $5.4 million, or 10.8%, compared to the same period a year ago. Salaries and employee benefits decreased $4.3 million, or 16.5%; occupancy expense decreased $91,000, or 3.2%; expenses of furniture and equipment decreased $132,000, or 4.0%; amortization of intangibles increased $419,000, or 18.1%; and other noninterest expense increased $1.3 million, or 8.4%, over the year ago period.

The decrease in salaries and employee benefits during the nine month period is due, in part, to $871,000 in severance pay accruals in 1998, $877,000 pension plan settlement gain in 1999, and $756,000 reduced ESOP expense due to the reduction of ESOP expense on acquired institutions. In addition, staff reductions resulting from the consolidation of back office operations which was started in the third quarter of 1998 helped reduce related costs. In 1999, $508,000 was incurred during the process to identify and hire a new CEO.

The decrease in other noninterest expense during the nine month period is attributable, in part, to a decrease of $952,000 of acquisition-related costs; $863,000 of back office consolidation consulting costs; and $125,000 accrual of data processing contract buyout costs for 1998. The first nine months of 1999 includes $813,000 of operating losses attributable to the LIHPs mentioned above.

The increase in amortization of intangibles during the nine month period is attributable mainly to the acquisition of Vernois Bancshares, Inc. accounted for using the purchase method of accounting in 1998.

FINANCIAL POSITION

During the first nine months of 1999, cash and cash equivalents decreased $18.3 million, or 27.2%. Time deposits in banks decreased $142,000, or 100.0%, and federal funds sold decreased $8.9 million, or 85.9%, during the past year.

Total investment securities decreased $21.0 million, or 5.7%, from the year ended 1998, with the largest decrease of $16.1 million, or 24.6% in mortgage-backed securities. U.S. Government and agency securities increased $6.6 million, or 9.7%; taxable municipals decreased $92,000, or 2.9%; tax-exempt municipal securities decreased $8.9 million, or 4.5%; corporate securities increased $530,000, or 6.0%; and marketable equity securities decreased $384,000, or 17.7%. Nonmarketable equity securities decreased $768,000, or 4.0%. The market value adjustment on total securities available for sale at September 30, 1999, was an unrealized loss of $1.2 million, reflecting a decrease of $8.4 million, from an unrealized gain of $7.2 million at December 31, 1998.

Amortized cost and fair values of securities at September 30, 1999, with dollar amounts in thousands are as follows:

Securities available for sale:

                                                         Gross         Gross
                                          Amortized    Unrealized    Unrealized      Fair
                                            Cost         Gains         Losses        Value
--------------------------------------------------------------------------------------------
U.S. Government and agency securities     $  75,307    $     71      $    358      $  75,020
Taxable municipals                            3,049          33            16          3,066
Tax-exempt municipals                       187,371       2,036         1,962        187,445
Corporate securities                          9,356         116            71          9,401
Mortgage-backed securities                   49,977         212           596         49,593
Marketable equity securities                  2,452                       663          1,789
--------------------------------------------------------------------------------------------
  Total available for sale                $ 327,512    $  2,468      $  3,666      $ 326,314
============================================================================================

LOANS

Total loans at September 30, 1999, were $1.662 billion compared to $1.630 billion at December 31, 1998, reflecting an increase of $31.7 million or 1.9%.

DEPOSITS

Total deposits decreased $91.1 million or 5.3% to $1.643 billion at September 30, 1999, from $1.735 billion at December 31, 1998. Total noninterest bearing deposits decreased $36.4 million or 15.7% and interest-bearing deposits decreased $54.7 million, or 3.6% during the nine months ended September 30, 1999.

SHAREHOLDERS' EQUITY

The Corporation, and each subsidiary bank, have capital ratios which substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.

                                        Minimum
                                      Requirements   9/30/99   12/31/98  9/30/98
--------------------------------------------------------------------------------
Tier 1 capital to risk-based assets      4.00%       14.31%     13.51%    13.52%

Total capital to risk-based assets       8.00%       15.50%     14.65%    14.56%

Tangible equity to tangible assets       3.00%        9.15%      8.23%     8.23%

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

The Corporation's year 2000 project involves five phases; 1. Awareness; 2. Assessment; 3. Renovation; 4. Validation; and 5. Implementation. The Corporation completed all five phases by September 30, 1999, and the test results are now being evaluated.

The Corporation has implemented its Year 2000 events planning. This includes the training of staff on the Corporation's contingency plans and working with customers and the communities on awareness and preparedness.

The Corporation prepared its contingency and business resumption plans following FFIEC guidelines. The Corporation completed contingency planning before the FFIEC deadline of December 31, 1998.

Management expects total additional out-of-pocket expenditures incurred in year 2000 compliance to be approximately $500,000. This includes fees to outside consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance, and certain administrative expenditures. Some amounts are being expensed as incurred and are not expected to be material to the Corporation's financial condition or results of operations. Since the implementation of the year 2000 project, the Corporation has spent approximately $353,000.

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

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held For Sale By a Banking Enterprise." SFAS 134 amends SFAS 65 and SFAS 115. SFAS 134 became effective during the second quarter of 1999. The Corporation has not securitized any mortgage loans held for sale, therefore, SFAS 134 did not have any impact on the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Corporation would increase by 4.76% over one year and 6.95% over two years, respectively. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by 4.82% over one year and 7.01% over two years, respectively. All of these estimated changes in net interest income are within the policy guidelines established by the Corporation's Board of Directors.

NATIONAL CITY BANCSHARES, INC. and Subsidiaries

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are submitted herewith:

    10.1 Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea.

    10.2 Nonqualified Stock Option Agreement dated September 7, 1999 between National City Bancshares, Inc. and Michael T. Vea.

    10.3 Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999 between National City Bancshares, Inc. and Michael T. Vea.

    27     Financial Data Schedule (Electronic Filing Only)

REPORTS ON FORM 8-K

A CURRENT REPORT dated October 27, 1999, for the events of October 20, 1999, was filed reporting under Item 5 news releases announcing the declaration of a 5% stock dividend and an increased quarterly cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL CITY BANCSHARES, INC.
                                    (Corporation)

                                    By  /s/ STEPHEN C. BYELICK, JR.
                                       --------------------------------
                                       Stephen C. Byelick, Jr.
                                       Secretary and Treasurer
                                       (On behalf of the Corporation
                                       and in his capacity as Chief
                                       Accounting Officer.)

                                       November 12, 1999

                                  EXHIBIT INDEX

EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT
--------------       ----------------------------------------

     10.1* Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea.

     10.2* Nonqualified Stock Option Agreement dated September 7, 1999 between National City Bancshares, Inc. and Michael T. Vea.

     10.3* Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999 between National City Bancshares, Inc. and Michael T. Vea.

     27              Financial Data Schedule (Electronic Filing Only)


--------------------------------------------------------------------------------

     * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.