Form 10-K
period 1999-12-31
NATIONAL CITY BANCSHARES INC
filed 2000-03-30
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                         Commission file number 0-13585

                         NATIONAL CITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                   Indiana                                  35-1632155
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification number)

227 Main Street, P.O. Box 868, Evansville, IN               47705-0868
  (Address of principal executive officers)                 (Zip Code)

Registrant's telephone number, including area code: 812-464-9677

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $1.00 STATED VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $368,703,000.

The number of shares outstanding of the registrant's common stock was 17,480,117 at March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders. (Part III)

                         NATIONAL CITY BANCSHARES, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                              PAGE
                                                                                                            NUMBER
PART I

Item 1.          Business                                                                                        3
Item 2.          Properties                                                                                      8
Item 3.          Legal Proceedings                                                                               8
Item 4.          Submission of Matters to a Vote of Security Holders                                             8

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters                           9
Item 6.          Selected Financial Data                                                                        10
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operation           11
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk                                     30
Item 8.          Financial Statements and Supplementary Data                                                    31
Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosures          67

PART III

Item 10.         Directors and Executive Officers of the Registrant                                             67
Item 11.         Executive Compensation                                                                         67
Item 12.         Security Ownership of Certain Beneficial Owners and Management                                 67
Item 13.         Certain Relationships and Related Transactions                                                 67

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               68

Signatures

                                    FORM 10-K
                         NATIONAL CITY BANCSHARES, INC.
                                December 31, 1999

PART I

ITEM 1. BUSINESS

National City Bancshares, Inc. (the "Corporation"), was organized in 1985 as an Indiana corporation to engage in the business of a bank holding company. Based in Evansville, Indiana, the Corporation owns 100% of six national banks, and six state chartered banks (each, a "Bank" and, collectively, the "Banks") operating from a total of sixty-six banking centers; a leasing company; and a property management company. The Corporation also has a controlling interest in NCBE Capital Trust I, a trust securities affiliate.

The Banks provide a wide range of financial services to the communities they serve in Indiana, Kentucky, Illinois and Southwestern Ohio. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); and complete personal and corporate trust services. The Federal Deposit Insurance Corporation ("FDIC") insures all depositors individually up to $100,000.

NCBE Leasing Corp. operates as a full service equipment and real property leasing company offering its services to all commercial clients of the Banks.

Twenty-One Southeast Third Corporation ("TSTC") is the Corporation's real estate property management subsidiary. TSTC is the entity through which the Corporation constructed a nine story addition to the main office of The National City Bank of Evansville ("NCB"). NCB and the Corporation occupy four floors of the building and the remaining floors have been sold or leased as condominiums. TSTC serves in a property management capacity for this facility.

At December 31, 1999, the Corporation and its subsidiaries had 833 full-time equivalent employees. The subsidiaries provide a wide range of employee benefits and management considers employee relations to be excellent.

COMPETITION

The Corporation has active competition in all areas in which it presently engages in business. Each Bank competes for commercial and individual deposits and loans with commercial banks, thrift institutions, credit unions connected with local businesses, and other non-banking institutions. The Corporation's leasing company competes with bank and non-bank leasing companies as well as finance subsidiaries of major equipment vendors.

FOREIGN OPERATIONS

The Corporation and its subsidiaries have no foreign branches or significant business with foreign obligors or depositors.

REGULATION AND SUPERVISION

General

The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB"). The Corporation files periodic reports with the FRB regarding the business operations of the Corporation and its subsidiaries, and is subject to examination by the FRB.

The Corporation's national bank subsidiaries are supervised and regulated primarily by the Office of the Comptroller of the Currency ("OCC"). They are also members of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act. The Corporation's other depository institution subsidiaries are supervised and regulated primarily by their state banking supervisor and the Federal Deposit Insurance Corporation ("FDIC") or, in the case of state member banks, the FRB. The Banks are subject to the provisions of the Federal Deposit Insurance Act.

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Corporation, the Banks, as well as their officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under "Deposit Insurance", the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it fails to become adequately capitalized when required to do so, it fails to submit a timely and acceptable capital restoration plan, or it materially fails to implement an accepted capital restoration plan.

Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

Acquisitions and Changes in Control

Under the BHCA, without the prior approval of the FRB, the Corporation may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the BHCA generally prohibits the Corporation from engaging in any nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Regulatory Capital Requirements

The Corporation and the Banks are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. All complied with applicable minimums as of December 31, 1999, and each Bank qualified as well capitalized under the regulatory framework for prompt corrective action. See Item 8, footnote 15.

Failure to meet capital requirements could result in a variety of enforcement remedies, including the termination of deposit insurance or measures by banking regulators to correct the deficiency in the manner least costly to the deposit insurance fund.

Deposit Insurance

The Banks are subject to federal deposit insurance assessments for the Bank Insurance Fund ("BIF"). The assessment rate is based on classification of a depository institution into a risk assessment category. Such classification is based upon the institution's capital level and certain supervisory evaluations of the institution by its primary regulator. Each subsidiary bank is currently assessed at the most favorable rate charged.

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

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act ("Act") was signed into law, breaking down the last remaining barriers to full convergence of the banking, securities, and insurance industries. The major provisions of the Act took effect on March 12, 2000.

The Act enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Activities that U. S. banking organizations are currently permitted to conduct both domestically and overseas can be conducted by financial holding companies domestically (they include a broad range of financial activities, including operating a travel agency). In addition, the Act permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

The FRB serves as the primary "umbrella" regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain FRB approval prior to engaging, either de novo or through acquisitions, in financial activities previously determined to be permissible by the FRB. Instead, a financial holding company need only provide notice to the FRB within 30 days after commencing the new activity or consummating the acquisition.

The Corporation is currently contemplating whether to become a financial holding company.

Additional Regulation, Government Policies, and Legislation

In addition to the restrictions discussed above, the activities and operations of the Corporation and the Banks are subject to a number of additional detailed, complex, and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth-in-Savings Act, anti-redlining legislation, and antitrust laws.

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

EXECUTIVE OFFICERS OF THE CORPORATION

Certain information concerning the Executive Officers of the Corporation as of March 1, 2000, is set forth in the following table.

NAME                            AGE           OFFICE AND BUSINESS EXPERIENCE
-------------------------       -------       ------------------------------------------------------------------
Michael T. Vea                  41            Chairman of the Board, President, and Chief Executive Officer of
                                              the Corporation (January 2000 to present); Chairman of the Board and Chief Executive Officer of the Corporation (September 1999
                                              to January 2000); President and Chief Executive Officer, Bank
                                              One, Cincinnati, Inc. (1995-1999).

James E. Adams                  55            Executive Vice President, Chief Financial Officer, and Secretary
                                              of the Corporation (December 1999 to present); Executive Vice
                                              President and Chief Financial Officer, Mainstreet Financial
                                              Corporation (1994-1999).

John A. Crumrine                53            Executive Vice President, Retail Manager of the Corporation
                                              (December 1999 to present); Retail Market Manager, Bank One,
                                              Lexington, Inc. (1996-1999); Executive Vice President - Retail
                                              Manager, Bank One, Cincinnati, Inc. (1991-1996).

D. Michael Kramer               41            Executive Vice President, Chief Technology and Operations
                                              Manager of the Corporation (December 1999 to Present); President
                                              and Chief Operating Officer, Target Media (1996 to 1999); Senior
                                              Vice President and Manager of Financial Institutions Division,
                                              Star Bank, N.A. (1990-1996).

Curtis D. Ritterling            43            Executive Vice President - Credit Risk Manager of the
                                              Corporation (September 1999 to present); Executive Vice
                                              President of the Corporation (1997 to 1999); Agriculture Task
                                              Force (Missouri), Nations Bank, (1996 to 1997); Chairman,
                                              President, and Chief Executive Officer, Boatmen's Bank of
                                              Marshall (1990 to 1995).

ITEM 2. PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 1999, was $45.4 million. The Corporation's offices are located at 227 Main Street in downtown Evansville, Indiana, in a building owned by TSTC. The Banks, all branches, the leasing company, and the real estate property management company are located on premises either owned or leased. None of the property is subject to any major encumbrance.

A nine story addition to NCB's main office was completed in 1998 at a total cost of approximately $18.0 million. NCB and the Corporation occupy four floors of the building and the other floors have been sold or leased to third parties. The Corporation's share of the building cost was approximately $10.0 million. There are no other material commitments for capital expenditures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation's common stock is traded on the Nasdaq Stock Market under the symbol NCBE.

The following table lists the stock price for the past two years and dividend information for the Corporation's common stock. Stock prices and dividends have been retroactively adjusted to reflect all stock dividends.


                              RANGE OF STOCK PRICE
                              --------------------  DIVIDENDS
                  QUARTER       LOW        HIGH     DECLARED
-------------------------------------------------------------
     1998
-------------------------------------------------------------
                    1st       $34.92     $41.27     $0.1633
                    2nd        33.56      40.82      0.1633
                    3rd        29.71      36.85      0.1633
                    4th        32.43      37.26      0.1905

     1999
-------------------------------------------------------------
                    1st       $22.86     $36.19     $0.1905
                    2nd        23.10      33.33      0.1905
                    3rd        22.80      32.26      0.1905
                    4th        23.33      29.88      0.2100


The Corporation has historically paid quarterly cash dividends and annual stock dividends. The Corporation depends upon the dividends from the Banks to pay cash dividends to its shareholders. The ability of the Banks to pay such dividends is limited by banking laws and regulations.

As of March 1, 2000, there were approximately 2,918 holders of record of common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                         As Of And For The Year Ended December 31,
(Dollar Amounts Other Than Share Data in Thousands)             1999          1998           1997           1996         1995
FOR THE YEAR
Net interest income                                        $     89,817  $     87,897   $     81,338    $    75,618   $    69,203
Provision for loan losses                                        12,497         7,143          2,703          3,705           780
Noninterest income                                               13,639        16,621         14,102         12,437        10,472
Noninterest expense                                              60,406        67,289         53,498         48,096        45,953
------------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes                               30,553        30,086         39,239         36,254        32,942
Income taxes                                                      7,909         7,970         11,071         11,541        11,047
Net income                                                       22,644        22,116         28,168         24,713        21,895
Proforma C Corp. provision for income taxes                       7,909         8,632         11,765         11,541        11,047
------------------------------------------------------------------------------------------------------------------------------------
Proforma net income                                        $     22,644  $     21,454   $     27,474    $    24,713       $21,895

PER COMMON SHARE*
Proforma net income per share
        Basic                                              $       1.28  $       1.22   $       1.57    $       1.41  $      1.23
        Diluted                                                    1.27          1.21           1.56            1.41         1.23
Book Value                                                        12.73         12.34          12.02           10.99        10.78
Cash dividends declared by
        National City Bancshares, Inc.                             0.78          0.68           0.58            0.50         0.36

TOTAL AT YEAR-END
Total assets                                               $  2,203,477  $  2,195,224   $  1,985,178    $  1,816,935  $ 1,689,120
Securities**                                                    332,359       365,841        424,963         413,604      402,215
Loans, net                                                    1,675,678     1,629,853      1,387,105       1,242,152    1,128,056
Deposits                                                      1,694,661     1,734,585      1,532,804       1,455,356    1,375,318
Shareholders' equity                                            223,088       218,280        211,237         188,003      183,885

SELECTED FINANCIAL RATIOS
Proforma net income to average assets                              1.05%         0.99%          1.44%           1.42%        1.36%
Proforma net income to average equity                              9.90          9.86          13.95           13.11        12.43
Cash dividends payout                                             60.94         55.73          36.94           35.46        29.27
Average equity to average assets                                  10.62         10.08          10.30           10.82        10.94

OTHER DATA
Weighted average shares - basic*                             17,701,235    17,602,440     17,458,199      17,558,356   17,759,073
Weighted average shares - diluted*                           17,794,188    17,719,649     17,602,483      17,576,201   17,773,138
Shares outstanding at year-end*                              17,518,117    17,687,818     17,581,723      17,102,790   17,064,683
Average assets                                             $  2,154,168  $  2,158,314   $  1,911,525    $  1,741,476  $ 1,611,084
Average equity                                                  228,740       217,524        196,909         188,490      176,179
Dividends                                                        13,807        12,813         10,074           8,488        6,017

* Restated to reflect all stock dividends and the two-for-one stock split in 1996.

** 1996 and 1995 do not include nonmarketable equity securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of National City Bancshares, Inc. and its subsidiaries as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All information has been restated to include bank acquisitions accounted for using the pooling of interests method and to give effect to all stock dividends. Unless otherwise noted all dollar amounts other than per share data are in thousands (000's).

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: management's ability to effectively implement the Corporation's strategic plan; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations affecting financial institutions; and competition.

BUSINESS DESCRIPTION

National City Bancshares, Inc. (Corporation) is an Indiana corporation based in Evansville, Indiana, which was established in 1985 to engage in the business of a bank holding company. The Corporation has twelve wholly-owned banking subsidiaries, including six national banks and six state chartered banks, with a total of sixty-six banking centers serving fifty-three communities. The Corporation also has a leasing corporation, a real estate property management company, and a trust securities affiliate. Each bank subsidiary, its location, number of offices, year founded, date of affiliation with the Corporation, and size in assets and equity is shown below:

BANKING SUBSIDIARIES
                                                          Number of      Year    Date of Affiliation     12/31/99 (millions)
Home Office and Other Cities                                Offices   Founded    with the Corporation    Assets      Equity
----------------------------------------------------------------------------------------------------------------------------
The National City Bank of Evansville                          22       1850       May 6, 1985             $933       $ 78
    Evansville, Newburgh, Ft. Branch, Princeton,
    Mt. Vernon, Dale, Chrisney, Grandview, Rockport,
    Hatfield, Petersburg, Arthur, Vincennes,
    Washington, and Odon, IN and Grayville, IL

First Kentucky Bank                                            9       1916       November 30, 1990        228         26
    Sturgis, Morganfield, Poole, Mayfield, Uniontown,
    Leitchfield, Hardinsburg, and Princeton, KY

The Bank of Mitchell                                           4       1882       December 17, 1993         64          7
    Mitchell, Bedford, and Paoli, IN

White County Bank                                              1       1904       June 30, 1995             58          5
    Carmi, IL

Bank of Illinois, National Association                         3       1902       August 31, 1996          190         35
    Mt. Vernon, and Wayne City, IL

First National Bank of Bridgeport                              1       1906       August 1, 1997            39         11
    Bridgeport, IL

First Bank of Huntingburg                                      3       1907       December 31, 1997        104         10
    Huntingburg and Ferdinand, IN

Illinois One Bank, National Association                        5       1934       May 31, 1998             129         13
    Shawneetown, Elizabethtown, Golconda,
    Vienna, and Brookport, IL

Trigg County Farmers Bank                                      3       1890       August 31, 1998           93          8
    Cadiz, KY

Community First Bank, National Association                     8       1847       August 31, 1998          163         16
    Maysville, Mays Lick, Mt. Olivet,
    Warsaw, Dry Ridge, and Crittenden, KY
    and Ripley and Aberdeen, OH

Ripley County Bank                                             3       1887       October 1, 1998          105         10
    Osgood, Versailles, and Milan, IN

The Progressive Bank, National Association                     4       1866       December 1, 1998         154         14
    Lexington, Lawrenceburg, and Owingsville, KY



In 1998, The First State Bank of Vienna and Downstate National Bank were merged into Illinois One Bank, National Association; First National Bank of Wayne City was merged with Bank of Illinois in Mt. Vernon to form Bank of Illinois, National Association; and Bank of Crittenden was merged into Community First Bank of Kentucky.

During 1999, Princeton Federal Savings Bank and First Federal Savings Bank of Leitchfield were merged into First Kentucky Bank and Community First Bank of Kentucky was merged into Community First Bank, N.A.

During 1999 the Corporation's Board of Directors approved a new strategic plan. Part of this plan is to combine the existing twelve subsidiary banks into one bank. Regulatory approval is expected in the second quarter of 2000 and the costs associated with this are discussed further in the Financial Review section in Management's Discussion and Analysis.

The Corporation's subsidiary banks provide a wide range of financial services to the communities they serve in Indiana, Kentucky, Illinois, and Southwestern Ohio. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing, and collecting); and complete personal and corporate trust services. All depositors are insured up to $100,000 by the Federal Deposit Insurance Corporation.

The Corporation has not made any acquisitions during 1999; however management evaluates acquisition opportunities as they arise. The Corporation has devoted significant resources in 1999 to integrating recently acquired institutions and completing consolidation of back office operations.

The following table summarizes acquisitions made by the Corporation during 1998 and 1997. Assets acquired are measured as of the date of each acquisition.

                                                              Date      Accounting           Assets                Resulting
Entity                                                    Acquired          Method         Acquired        Intangible Assets
----------------------------------------------------------------------------------------------------------------------------
First Federal Savings Bank of Leitchfield            March 1, 1997        Purchase         $ 43,000                 $ 2,807
Bridgeport Bancorp, Inc.                            August 1, 1997        Purchase           39,382                   9,377
Fourth First Bancorp, Inc.                       December 31, 1997         Pooling          108,077                       -
Mayfield Branch of Republic Bank and Trust         January 8, 1998        Purchase           65,639                   4,521
Vernois Bancshares, Inc.                             March 6, 1998        Purchase          179,156                  16,551
Illinois One Bancorp, Inc.                            May 31, 1998         Pooling           86,100                       -
Community First Financial, Inc.                    August 31, 1998         Pooling          134,800                       -
Trigg Bancorp, Inc.                                August 31, 1998         Pooling           95,000                       -
1st Bancorp Vienna, Inc.                           October 1, 1998         Pooling           38,200                       -
Hoosier Hills Financial Corporation                October 1, 1998         Pooling          117,100                       -
Commonwealth Commercial Corporation               October 31, 1998         Pooling           23,000                       -
Downstate Banking Co.                             October 31, 1998         Pooling           21,600                       -
Princeton Federal Savings Bank, fsb              November 30, 1998         Pooling           32,300                       -
Progressive Bancshares, Inc.                      December 1, 1998         Pooling          144,800                       -

FINANCIAL CONDITION

Total assets at December 31, 1999, were $2,203,477, compared to $2,195,224 at December 31, 1998. Deposits decreased $39,924 from $1,734,585 at December 31, 1998 to $1,694,661 at December 31, 1999. Shareholders' equity increased from $218,280 at December 31, 1998, to $223,088 at December 31, 1999. During 1999,
book value per share increased by $0.39 to $12.73 and resulted in a ratio of average equity capital to average assets of 10.62%.

Average earning assets for 1999 remained relatively flat. During 1999 average total securities decreased $77,822, or 18.4%; average loans increased $91,097, or 5.9%; average federal funds sold decreased $11,741, or 48.0%; and time deposits in banks decreased $3,663 or 76.6%.

Average certificate of deposit and other time deposit balances decreased by $39,643, or 4.2%, in 1999. During 1999, average balances of money market accounts increased $4,296, or 3.8%; savings and interest bearing checking accounts increased $21,543, or 5.2%; and average federal funds purchased and securities sold under agreements to repurchase increased $6,120, or 10.6%. Also during 1999, average other borrowings increased $12,393, or 8.0%, and average noninterest-bearing deposits decreased $14,485, or 6.8%.

SECURITIES PORTFOLIO

Total average securities comprised 17.2% of the 1999 average earning assets compared to 21.1% and 24.0% in 1998 and 1997, respectively. They represent the second largest earning asset component after loans. The Corporation holds various types of securities, including mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. In an effort to reduce this risk, management monitors the amount of mortgage-backed securities contained in the portfolio.


SECURITIES PORTFOLIO                                                                     Carrying Value at December 31,
                                                                         ---------------------------------------------------------
                                                                               1999                 1998                 1997
----------------------------------------------------------------------------------------------------------------------------------
Debt Securities:
    U.S. Treasury securities                                                  $   5,966           $   15,200            $  27,991
    U.S. Government agencies                                                     67,410               53,167               67,977
    Taxable municipals                                                            2,607                3,158                3,727
    Tax-exempt municipals                                                       181,998              196,322              203,183
    Corporate securities                                                          8,682                8,871               10,569
    Mortgage-backed securities                                                   45,283               65,737               93,449
----------------------------------------------------------------------------------------------------------------------------------

      Total debt securities                                                     311,946              342,455              406,896

Equity securities                                                                 1,853                4,059                2,173
----------------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                                     $ 313,799            $ 346,514            $ 409,069
==================================================================================================================================


MATURITY ANALYSIS                                   After 1 Year         After 5 Years
December 31, 1999                                   but                  but
                               Within 1 Year       Within 5 Years       Within 10 Years      After 10 Years       Total
                            -------------------- -------------------  -------------------- -------------------- --------------------
                              Amount     Yield     Amount    Yield      Amount     Yield     Amount     Yield     Amount     Yield
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities       $ 5,031    5.99%    $    834   7.10%      $   101    7.12%     $     -        -    $  5,966    6.17%
U.S. Government agencies        15,695    5.71%      49,342   6.12%        2,373    6.73%           -        -      67,410    6.05%
Taxable municipals                 374    8.08%       1,987   6.72%           85    7.75%         161    8.25%       2,607    7.04%
Tax-exempt municipals           18,152    7.69%      62,614   7.44%       37,623    7.53%      63,609    8.19%     181,998    7.75%
Corporate securities                 -        -       8,109   6.32%          573   12.01%           -        -       8,682    6.70%
------------------------------------------------------------------------------------------------------------------------------------

    Total maturing securities  $39,252    6.68%    $122,886   6.82%      $40,755    7.55%     $63,770    8.19%     266,663    7.24%
===============================================================================================================
Mortgage-backed securities                                                                                          45,283    6.16%
Equity securities                                                                                                    1,853    6.80%
                                                                                                                --------------------

    Total securities                                                                                              $313,799    7.08%
                                                                                                                ====================

LOANS

Each subsidiary bank follows centralized credit administration and loan policies ratified by its board of directors. The lending policies address risks associated with each type of lending, collateralization, loan-to-value ratios, loan concentrations, insider lending, and other pertinent matters. These functions are monitored by subsidiary and corporate loan review personnel and by the loan committees of the subsidiaries' boards of directors for compliance and loan quality. Management believes that careful loan administration and high credit standards minimize credit risk. Speculative loans are prohibited and the loan portfolio contains no foreign loans.

The Corporation's loan portfolio is diversified by type of loan and industry, and, within its market area, by geographic location, which minimizes economic risk. The loan portfolio contained 23.2% commercial loans, 66.0% loans secured by real estate, and 10.8% consumer loans at December 31, 1999.

The Corporation's subsidiary banks lend to customers in various industries including manufacturing, agricultural, health and other services, transportation, mining, wholesale, and retail.

During 1999 total net loans increased $52,537, or 3.2%, with commercial and industrial loans decreasing $58,653, or 12.9%, loans secured by real estate increasing $157,905, or 16.4%, and consumer loans decreasing $58,131, or 26.0%. Moderate loan demand drove the increase in total loans. The change in categories resulted from the Corporation re-coding loan types to reflect their proper security classification. The Corporation's guidelines for residential mortgage lending were followed and advances normally did not exceed 80% of appraised value.

LOAN PORTFOLIO AT YEAR END, FIVE-YEAR SUMMARY

                                               1999             1998             1997             1996             1995
--------------------------------------------------------------------------------------------------------------------------
Real estate loans                           $1,122,398       $  964,493       $  801,611       $  710,250       $  686,513
Commercial, industrial, and
    agricultural loans                         355,485          415,579          363,727          325,691          254,206
Economic development loans and
    other obligations of state and
    political subdivisions                      22,331           19,780           15,492           12,260           10,618
Consumer loans                                 165,246          223,377          198,615          192,475          180,921
Direct lease financing                          11,598           12,988           13,146           12,336            6,975
Leveraged leases                                 5,382            5,102            4,661             --               --
All other loans                                 18,937            7,606            5,017            3,154            1,625
--------------------------------------------------------------------------------------------------------------------------

    Total loans                              1,701,377        1,648,925        1,402,269        1,256,166        1,140,858

Less:  unearned income                             544              629            1,310            1,475            1,865
--------------------------------------------------------------------------------------------------------------------------

    Loans - net of unearned income          $1,700,833       $1,648,296       $1,400,959       $1,254,691       $1,138,993
==========================================================================================================================

Allowance for loan losses                   $   25,155       $   18,443       $   13,854       $   12,539       $   10,937
==========================================================================================================================


At December 31, 1999, there was no concentration of credit risk from borrowers engaged in the same or similar industries exceeding 10% of total loans. However, agriculture loans were 8.1% of total loans outstanding at year end. Geographic diversification is provided by the Corporation's policy to extend credit to customers in its geographic market areas in and around the subsidiary banks' banking offices in Indiana, Illinois, Kentucky and Southwestern Ohio.

LOANS
(continued)

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 1999
ON AGRICULTURAL, COMMERCIAL, AND TAX-EXEMPT LOANS

                                                        After 1 Year
                                      Within             But Within          Over
Rate sensitivities:                   1 Year             5 Years             5 Years               Total
--------------------------------------------------------------------------------------------------------------
    Fixed rate loans                  $ 30,805           $ 94,028            $ 21,702                 $146,535
    Variable rate loans                220,909              1,922                  90                  222,921
--------------------------------------------------------------------------------------------------------------

      Subtotal                        $251,714           $ 95,950            $ 21,792                  369,456
=====================================================================================

      Percent of total                  68.13%             25.97%               5.90%

Nonaccrual loans                                                                                         8,360
                                                                                                      --------

      Total loans                                                                                     $377,816
                                                                                                      ========

NON-PERFORMING ASSETS

Non-performing assets consist of defaulted municipal securities, nonaccrual loans, restructured loans, loans past due 90 days or more, and other real estate owned. Defaulted municipal securities are those which have defaulted on interest payments. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectibility of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans where the terms have been changed to provide a reduction or deferral of principal or interest because of the borrower's financial position. Past-due loans are loans that are continuing to accrue interest but are contractually past due ninety days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity, or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms.

Nonaccrual, restructured and past due loans were 2.1% and 0.7% of total loans at the end of 1999 and 1998, respectively. Additional interest income that would have been recorded, if nonaccrual and restructured loans had been current in accordance with their original terms, was $1,093, $646, and $390 in 1999, 1998, and 1997, respectively. The interest recognized on nonaccrual loans was approximately $31, $130, and $83 in 1999, 1998, and 1997, respectively.

In addition to those loans classified as non-performing, management was monitoring loans of approximately $73,460 and $56,309 as of the end of 1999 and 1998, respectively, for the borrowers' abilities to comply with present loan repayment terms. All impaired loans discussed in Note 6 to the financial statements in this report are included in non-performing or closely monitored loans.

NON-PERFORMING ASSETS AT YEAR END, FIVE-YEAR SUMMARY

                                             1999         1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------
Non-performing loans:
     Nonaccrual                            $32,025       $ 9,782       $ 6,184       $ 3,717       $ 2,520
     Restructured                            1,275           374           293           481           220
     90 days past due                        1,629         1,610         2,011         2,264         2,125
----------------------------------------------------------------------------------------------------------

         Total non-performing loans         34,929        11,766         8,488         6,462         4,865

Defaulted municipal securities                   -             -            61            31             -
Other real estate owned                        936           715           180           215           597
----------------------------------------------------------------------------------------------------------

         Total non-performing assets       $35,865       $12,481       $ 8,729       $ 6,708       $ 5,462
==========================================================================================================

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

CREDIT MANAGEMENT

The allowance for loan losses is that amount which, in management's opinion, is adequate to absorb estimated loan losses as determined by management's periodic evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned as well as any other pertinent factors.

The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolios. The Corporation's methodology for assessing the appropriate reserve level consists of several key elements.

Larger commercial loans that exhibit potential or observed weaknesses are subject to individual review. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrowers' ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114. Loans are considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The allowance established for impaired loans is determined based on the fair value of the investment measured using either the present value of expected cash flows based on the initial effective interest rate on the loan or the fair value of the collateral if the loan is collateral dependent.

Historical loss ratios are applied to other commercial loans not subject to specific allowance allocations.

Homogeneous loans, such as consumer installment and residential real estate loans, are not individually risk graded. An allowance is established for each pool of loans based upon historical loss ratios. Loss rates are based on the average net charge-off history by loan category.

The unallocated portion of the allowance is determined based on management's assessment of economic conditions and specific economic factors in the individual markets in which the Corporation operates. The unallocated portion of the allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for pools of loans.

The provision for loan losses is the amount necessary to adjust the allowance for loan losses to an amount that is adequate to absorb estimated loan losses as determined by management's periodic evaluations of the loan portfolio. This evaluation by management is based upon consideration of actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations.

The provision for loan losses totaled $12.5 million in 1999, an increase of $5.4 million over the $7.1 million provided in 1998. During the fourth quarter of 1999, management centralized the process for evaluating the adequacy of the allowance for loan losses. As part of this process, and also in response to unfavorable trends in delinquencies and non-performing assets, the Corporation performed an extensive credit risk assessment of the Corporation's loan portfolio. The results of this assessment revealed the need to increase the allowance for loan losses. Accordingly, the Corporation recorded a provision for loan losses of $9.2 million in the fourth quarter. At the end of 1999 the allowance for loan losses as a percentage of loans was 1.48% compared to 1.12% in 1998. During 1999 the Corporation's ratio of net charge-offs to average loans was 35 basis points compared to 23 basis points in 1998. The allowance for loan losses to non-performing loans at December 31 was 72.0% in 1999 and 156.8% in 1998.

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES)

                                                         1999           1998              1997             1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, January 1       $    18,443    $    13,854       $    12,539      $    10,937     $    10,404
Allowance associated with purchase acquisitions                -          1,086               516              379             140
Loans charged-off:
   Commercial                                              1,859            875               763            1,129             619
   Real estate mortgage                                    2,539            687               505              634             136
   Consumer                                                3,256          3,411             1,867            1,536             723
   Direct lease financing                                     10             42                 8               74              11
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                  7,664          5,015             3,143            3,373           1,489
Recoveries on charged-off loans:
   Commercial                                                534            307               367              172             549
   Real estate mortgage                                      251            541               424              302             249
   Consumer                                                1,094            516               448              412             304
   Direct lease financing                                      -             11                 -                5               -
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                  1,879          1,375             1,239              891           1,102
-----------------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                       5,785          3,640             1,904            2,482             387
Provision for loan losses                                 12,497          7,143             2,703            3,705             780
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, December 31     $    25,155    $    18,443       $    13,854      $    12,539     $    10,937
===================================================================================================================================


Total loans at year end                              $ 1,700,833    $ 1,648,296       $ 1,400,959      $ 1,254,691     $ 1,138,993
Average loans                                          1,647,210      1,556,113         1,338,131        1,207,403       1,071,206

As a percent of year-end loans:
   Net charge-offs                                          0.34 %         0.22 %            0.14 %           0.20 %          0.03 %
   Provision for loan and lease losses                      0.73           0.43              0.19             0.30            0.07
   Year-end allowance balance                               1.48           1.12              0.99             1.00            0.96

As a percent of average loans:
   Net charge-offs                                          0.35 %         0.23 %            0.14 %           0.21 %          0.04 %
   Provision for loan and lease losses                      0.76           0.46              0.20             0.31            0.07
   Year-end allowance balance                               1.53           1.19              1.04             1.04            1.02

Allowance for loan and lease losses as a percent
   of underperforming loans                                72.02 %       156.75 %          163.22 %         194.04 %        224.81 %

Total underperforming loans                          $    34,929    $    11,766       $     8,488      $     6,462     $     4,865



ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES AT DECEMBER 31

                                         Allowance Applicable to                         Percent of Loans to Total Gross Loans
------------------------------------------------------------------------------------------------------------------------------------
Loan Type                 1999        1998        1997         1996        1995       1999      1998     1997      1996       1995
Commercial               $ 7,252     $ 6,037      $ 4,861     $ 4,137     $ 4,044       22%       27%      28%       27%        23%
Real estate mortgage       9,291       3,656        3,689       3,632       3,300       66%       58%      57%       57%        60%
Leases                     3,230          97           21           -           -        1%        1%       1%        1%         1%
Consumer                   3,217       5,461        2,842       2,321       1,792       11%       14%      14%       15%        16%
----------------------------------------------------------------------------------  ------------------------------------------------

     Allocated            22,990      15,251       11,413      10,090       9,136      100%      100%     100%      100%       100%
                                                                                    ================================================

Unallocated                2,165       3,192        2,441       2,449       1,801
----------------------------------------------------------------------------------

     Total               $25,155     $18,443      $13,854     $12,539     $10,937
==================================================================================

DEPOSITS

The Corporation's Asset/Liability Committee manages the deposits of its banks to achieve a balance between deposit growth and the cost of funds. Average deposits decreased $28,289, or 1.7%, during 1999, compared to an increase of $181,385, or 12.0%, during 1998. Of the increase in 1998, $136,628, or 75.3%, was due to purchase acquisitions. Average time deposits of $100,000 or more increased $6,512, or 2.9%, in 1999, compared to $23,851, or 11.9%, in 1998. The
Corporation had $198 in brokered deposits as of December 31, 1999 and 1998. Time deposits of $100,000 or more are not considered to present an undue risk.


AVERAGE DEPOSITS
                                              1999                            1998                           1997
                                        ----------------------------    ----------------------------   -----------------------------
                                             Amount          Rate            Amount          Rate           Amount           Rate
------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand                   $   212,906          -          $   227,391          -         $   184,211           -
Money market accounts                            116,681      3.81%              112,385      3.91%             117,758       3.46%
Interest-bearing demand                          266,991      1.97%              252,201      2.31%             216,365       2.26%
Savings                                          171,769      2.87%              165,016      2.83%             144,211       2.62%
Time deposits of $100,000 or more                231,110      5.31%              224,598      5.58%             200,747       5.28%
Other time deposits                              670,152      5.01%              716,307      5.37%             653,221       5.39%
------------------------------------------------------------------------------------------------------------------------------------

   Total average deposits                    $ 1,669,609                     $ 1,697,898                    $ 1,516,513
====================================================================================================================================


TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 1999

--------------------------------------------------------------------------------
Maturing:
     3 months or less                                                  $ 110,801
     Over 3 to 6 months                                                   82,723
     Over 6 to 12 months                                                  62,294
     Over 12 months                                                       34,453
--------------------------------------------------------------------------------

         Total                                                         $ 290,271
================================================================================

CAPITAL RESOURCES

At the end of 1999, shareholders' equity totaled $223,088, an increase of $4,808, or 2.2%, from 1998. The average equity to average asset ratio was 10.6% and 10.1% for 1999 and 1998, respectively. The dividend payout ratio for 1999 was 60.9%, compared to 55.7% in 1998.

As of December 31, 1999, there were no material commitments for capital expenditures.

Guidelines for minimum capital levels have been established for the Corporation by the FRB. Tier 1 (core) capital consists of shareholders' equity less goodwill, other identifiable intangible assets, and unrealized losses on marketable equity securities. Total capital consists of Tier 1 capital plus allowance for loan losses. Minimum capital levels are 4% for the leverage ratio which is defined as Tier 1 capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier 1 capital to risk-weighted assets; and 8% for total capital to risk-weighted assets. The Corporation has exceeded each of these levels. Its leverage ratio was 10.47% and 10.12%; Tier 1 capital to risk-weighted assets was 13.78% and 13.51%; and total capital to risk-weighted assets was 15.04% and 14.65% at the end of 1999 and 1998, respectively. In addition, each subsidiary bank exceeded minimum regulatory capital guidelines during 1999 and 1998.

SHORT-TERM BORROWINGS

Federal funds purchased are borrowings from other financial institutions that mature daily. Securities sold under agreements to repurchase are secured transactions with customers. Securities sold under agreements to repurchase generally mature within six months. Notes payable U.S. Treasury are demand notes created by treasury tax and loan account funds transfers. Short-term borrowings increased $56,607, or 169.6%, during 1999. At December 31, 1999, the Corporation had federal funds purchased of $59,000 and had no federal funds purchased at December 31, 1998.

Securities sold under agreements to repurchase and notes payable U.S. Treasury decreased during 1999 by $2,393, or 7.2%, and increased by $7,343, or 28.2%, in 1998. The decrease in consolidated short-term borrowing during 1998 was due to increased use of Federal Home Loan Bank advance lines, the purchase of a branch office, and the issuance of Trust Preferred Securities.

SHORT-TERM BORROWINGS AT DECEMBER 31,

                                                                                 1999              1998               1997
-------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased                                                          $ 59,000          $      -           $ 56,000
Securities sold under agreements to repurchase                                     30,984            33,382             20,123
Notes payable U.S. Treasury                                                             5                 -              5,916
-------------------------------------------------------------------------------------------------------------------------------

     Total                                                                       $ 89,989          $ 33,382           $ 82,039
===============================================================================================================================

                                                                                           Securities
                                                                                           Sold Under              Notes
                                                                          Federal          Agreements            Payable
                                                                            Funds                  to               U.S.
                                                                        Purchased          Repurchase           Treasury
-------------------------------------------------------------------------------------------------------------------------
1999
Average amount outstanding                                               $ 32,296            $ 31,446            $     1
Maximum amount at any month end                                            82,500              30,984                  5
Weighted average interest rate:
   During the year                                                          5.01%               4.07%                  -
   End of year                                                              6.09%               4.18%                  -

1998
Average amount outstanding                                               $ 20,853            $ 36,770            $ 1,397
Maximum amount at any month end                                            50,950              52,615              5,360
Weighted average interest rate:
   During the year                                                          4.65%               4.47%              4.94%
   End of year                                                                  -               3.31%                  -

1997
Average amount outstanding                                               $ 44,576            $ 19,322            $ 2,064
Maximum amount at any month end                                            75,035              31,103              5,916
Weighted average interest rate:
   During the year                                                          5.57%               4.18%              5.36%
   End of year                                                              6.77%               4.79%              5.25%


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

For the Corporation, the primary sources of short-term liquidity have been federal funds sold, interest-bearing deposits in banks, and U.S. Government and agency securities available for sale. In addition to these sources, short-term liquidity is provided by maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Corporation's asset/liability management program and by each subsidiary bank providing liquidity without penalizing earnings. When these sources are not adequate, the Corporation may use federal funds purchased, brokered deposits, and its lines with Federal Home Loan Banks as alternative sources of liquidity. Additionally, the Corporation's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At December 31, 1999 and 1998, respectively, federal funds sold were $748 and $10,431, interest-bearing deposits in banks were $-0- and $142, and U.S. Government and agency securities available for sale were $73,376 and $68,367.

These sources and other liquid assets also satisfy long-term liquidity needs. Long-term liquidity is managed in the same way, only with longer maturities, to provide for future needs while maintaining interest margins. In 1998, the Corporation increased its use of its Federal Home Loan Bank lines to reduce its dependence on short-term federal funds borrowings. At December 31, 1999, the Corporation had $290,607 in unused Federal Funds and Federal Home Loan Bank lines. The Corporation's trust securities affiliate issued $34,500 in Trust Preferred Securities in 1998, primarily, to fund the purchase of a subsidiary bank and a branch.

The Corporation has guaranteed debt of non-banking subsidiaries totaling $20,027 to Northern Trust Company and Norlease, Inc. At December 31, 1999, the Corporation was in default of a financial covenant to Northern Trust Company and Norlease, Inc. requiring that the Corporation maintain, on a consolidated basis, a ratio of the allowance for loan losses to non-performing loans of not less than 100%. The Corporation received a waiver, dated March 28, 2000, of this covenant until June 30, 2000. The corporation intends to seek additional waivers of the covenant and/or use additional sources of cash and/or debt financing to refinance the debt if additional waivers cannot be obtained.

The ability of the Corporation to pay cash dividends to its shareholders is dependent on the receipt of dividends from its subsidiary banks. Banking regulations impose restrictions on the ability of subsidiaries to pay dividends to the Corporation. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels.

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

The Corporation's net income is dependent, to a significant degree, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities reprice or mature on a different basis than interest-earning assets. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in market rates could adversely affect net interest income. Conversely, if interest-earning assets reprice or mature more quickly than interest-bearing liabilities, a decrease in market rates could adversely affect net interest income. Changes in market rates can cause fluctuations in the current fair market values of financial instruments.

In order to manage its exposure to changes in interest rates, the Corporation monitors interest rate risk through analysis of standard gap reports and interest rate shock simulation reports on the effect of changes in interest rates on net interest income and on the economic value of equity (the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities). The following tables set forth, at December 31, 1999, an analysis of the Corporation's interest rate risk as measured by the estimated change in economic value of equity (EVE) and net interest income (NII) following parallel shifts in the yield curve.

Certain assumptions were employed in preparing data in the following tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios.

                                                 Estimated Increase                                   Estimated Increase
                                                 (Decrease) in EVE                                     (Decrease) in NII
    Changes in           Estimated         -----------------------------        Estimated          ------------------------
   Interest Rates       EVE Amount             Amount            Percent       NII Amount          Amount          Percent
------------------------------------------------------------------------       --------------------------------------------
(Basis Points)

              +200       $ 257,254            $(27,446)            (9.6)%        $97,920           $3,665              3.9%
                 -         284,700                   -                -           94,255                -                -
              -200         315,925              31,225             11.0           90,530           (3,725)            (4.0)

Even if interest rates change in the designated amounts, there can be no assurance that the Corporation's assets and liabilities would perform as set forth. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE or NII than indicated above.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Corporation currently does not enter into futures, forwards, swaps, or options. In the normal course of business, however, the Corporation is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. Financial instruments with off-balance-sheet risk at December 31, 1999 are discussed more thoroughly in Note 18 of the consolidated financial statements.

Net income for 1999 was $22,644, reflecting a $1,190, or 5.5%, increase from 1998. Net income for 1998 decreased $6,020, or 21.9%, from 1997. Basic earnings per share in 1999 were $1.28, compared to $1.22 in 1998 and $1.57 in 1997. Increases in the mix of earning assets resulted in growth of net interest income of $1,920, or 2.2%, in 1999 and $6,559, or 8.1%, in 1998. Noninterest income, excluding securities gains, decreased $400, or 2.6% in 1999, compared to an increase of $2,162, or 16.3%, in 1998. Noninterest expenses decreased $6,883, or 10.2%, in 1999 and increased $13,791, or 25.8% in 1998. Decreases in noninterest expenses in 1999 were primarily due to expenses associated with consolidation of the Corporation's back office operations and acquisition activity during 1998. The provision for loan losses increased $5,354, or 75.0%, in 1999 and $4,440, or 164.3%, in 1998.

During the fourth quarter of 1999, the Corporation incurred the following charges related to a new strategic plan and credit risk assessment of the loan portfolio; $7,800 additional provision for loan and lease losses; $350 of severance pay; $469 of service contract buyout fees; and $699 of impairment losses on the equity security portfolio written down to market.

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

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

                                                  1999 Compared to 1998                           1998 Compared to 1997
                                       ---------------------------------------------  ----------------------------------------------
                                                 Change Due to                                  Change Due to
                                                  a Change in                                    a Change in
                                       -----------------------------------            -----------------------------------
                                                                  Rate/    Total                                Rate/       Total
Interest income increase (decrease)      Volume       Rate       Volume    Change       Volume       Rate       Volume     Change
                                       ---------------------------------------------  ----------------------------------------------
   Loans                                   $ 8,344   $ (5,542)     $ (324)  $ 2,478      $ 20,071     $ (650)     $ (105)  $ 19,316
   Securities                               (5,496)       845        (156)   (4,807)         (891)        60          (3)      (834)
   Other short-term investments               (706)      (266)        140      (832)          232       (182)        (32)        18
====================================================================================================================================

    Total interest income                    2,142     (4,963)       (340)   (3,161)       19,412       (772)       (140)    18,500

Interest expense increase (decrease)

   Deposits                                   (619)    (4,830)         46    (5,403)        6,063      1,252         130      7,445
   Borrowings                                1,133        (49)         (4)    1,080         2,397        333          79      2,809
====================================================================================================================================

    Total interest expense                     514     (4,879)         42    (4,323)        8,460      1,585         209     10,254
====================================================================================================================================

Net interest income increase (decrease)    $ 1,628      $ (84)     $ (382)  $ 1,162      $ 10,952   $ (2,357)     $ (349)   $ 8,246
====================================================================================================================================

The following discussion of results of operations is on a federal-tax-equivalent basis. Average loans increased $91,097, or 5.9%, during 1999 compared to an increase of $217,982, or 16.3%, during 1998. Approximately 37.7% of the growth in average loans in 1998 was attributable to acquisitions accounted for as purchases. Loan income increased 1.7% in 1999 and 15.7% in 1998, principally due to increased loan volumes. The average yield on loans was 8.80% in 1999 and 9.16% in 1998.

Average securities before market value adjustments decreased by $73,928 in 1999 and decreased by $12,443 in 1998. Securities income decreased $4,806, or 16.1%, in 1999 and decreased $834, or 2.7%, in 1998. The yield on securities increased from 7.18% in 1998 to 7.33% in 1999. During 1999, volumes decreased on securities. This decrease was the result of the use of proceeds from securities maturities and sales to fund loan growth. Average earning assets decreased $2,099, or 0.1%, in 1999 and increased $216,270, or 12.1%, in 1998. Purchase acquisitions accounted for 46.9% of the increase in 1998. The average yield on total earning assets for 1999 was 8.50%, compared to 8.65% in 1998.

Average total interest-bearing deposits decreased 0.9% during 1999 and increased 10.4% during 1998. Purchase acquisitions accounted for all of the growth in interest bearing deposits in 1998. The average cost of interest bearing deposits was 4.15% in 1999 and 4.48% in 1998. Interest expense on federal funds purchased and other borrowings increased $1,080 in 1999 and $2,809 in 1998. The Corporation uses federal funds purchased and Federal Home Loan Bank advances, selectively, as alternative funding sources to meet short and intermediate-term funding needs.

In 1999 and 1998, net interest income increased $1,162 and $8,246, respectively. Increases in volumes accounted for substantially all of the increase in 1999 and 1998.

The change in the mix of earning assets and a lower cost of funds in 1999 was principally responsible for the increase in net interest income in 1999. The principal reason for the increase in net interest income in 1998 was the acquisitions made under the purchase method of accounting during that calendar year.

NONINTEREST INCOME

Noninterest income, excluding gains or losses on securities transactions, totaled $15.1 million in 1999 and $15.5 million in 1998.

Service charges, fees and other income decreased almost 4% from $13.3 million in 1998 to $12.8 million in 1999. Gains on sale of mortgage loans decreased approximately $500 thousand or 69% compared to 1998 due to a decrease in the volume of loans originated for sale in the secondary market. Trust income for 1999 was $2.3 million, an increase of 3% over 1998. Total trust assets under management decreased $15 million from $439 million in 1998 to $424 million in 1999.

Securities transactions resulted in losses of $1.4 million in 1999 versus gains of $1.2 million in 1998. During the second quarter of 1999, a portion of the portfolio of equity securities was sold at a loss of approximately $600,000. In the fourth quarter of 1999, management changed its strategy concerning investing in equity securities of other financial institutions and decided to divest its holding of these securities. An additional $100,000 loss on sale was recognized in the fourth quarter and the remainder of the portfolio was written down approximately $699,000 due to its decline in value and management's intent to sell the portfolio.

NONINTEREST EXPENSE

Noninterest expense for 1999 totaled $60.4 million, a decrease of $6.9 million or 10% compared to the prior year.

Salaries and employee benefits for 1999 were $29.5 million down $2.4 million or 7% from the 1998 total of $31.9. Salary expense in 1998 included approximately $1.6 million in severance and merger related employment expenses. During 1999, the Corporation incurred additional employment related expenses of approximately $1.2 million related to personnel changes associated with changes to the organizational structure. In addition, in 1999 the Corporation realized a gain of $877,000 on the termination of its defined benefit pension plan, which reduced employment expenses. Excluding the additional employment expenses in 1999 and the pension settlement gain in 1999, salaries and employee benefit costs decreased approximately 8%.

Equipment costs totaled $4.0 million in 1999, decreasing 15% from the 1998 level. The decrease in equipment costs was primarily attributable to the consolidation of back office operations in 1998 and 1999, which resulted in the elimination of duplicate equipment used in data processing and operational functions.

Other noninterest expenses were $23.3 million in 1999, increasing $2.8 million, or 14%, from the prior year. Included in other expense for 1999 was approximately $1.0 million in pre-tax operating losses related to the Corporation's investment in low-income housing projects (LIHPs). Income tax expense includes the related income tax benefit and tax credits from the LIHPs totaling $1.6 million. Other expenses for 1999 also included $800,000 in expenses associated with organizational restructuring. Excluding the LIHP and organizational restructuring expenses in 1999 and the acquisition and consolidation expenses in 1998, other expenses would have increased 5%.

In 1998, the Corporation incurred expenses associated with acquisitions and consolidation of its back-office operations functions totaling $6.6 million. It is anticipated that the Corporation, as part of the new strategic plan, will incur additional costs of approximately $1.8 million during the year 2000 relating to costs associated with the name change to Integra and the combination of the twelve banking subsidiaries. In addition, during the first quarter of 2000, the Corporation, as part of a new strategic plan, anticipates closing the sale of the servicing rights on certain non-portfolio mortgages. The estimated gain on the servicing rights sales will be approximately $1.3 million.

YEAR 2000

During 1999, management completed the process of preparing for the year 2000 date change. This process involved identifying and remediating date recognition problems in computer system, software, and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failure. To date, the Corporation has successfully managed the transition.

Although considered unlikely, unanticipated problems in the Corporation's core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with the Corporation's customers, vendors, and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

Management expected total additional out-of-pocket expenditures incurred in year 2000 compliance to be approximately $500. This included fees to outside consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance, and certain administrative expenditures. Amounts were expensed as incurred and are not considered material to the Corporation's financial condition or results of operations. Since implementation of the year 2000 project, the Corporation has spent $382.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                              1999                                   1998
                                            --------------------------------------- -------------------------------------
                                               Average        Interest     Yield/      Average      Interest     Yield/
EARNING ASSETS:                                Balances        & Fees       Cost      Balances       & Fees       Cost
                                            --------------------------------------- -------------------------------------
Interest-bearing deposits in banks             $     1,112     $      49     4.41%    $     4,745     $    304     6.41%
Federal funds sold                                  12,725           460     3.61%         24,466        1,037     4.24%
Securities:
   Taxable                                         154,195         9,677     6.28%        222,716       13,619     6.11%
   Tax-exempt                                      187,620        15,377     8.20%        193,027       16,241     8.41%
--------------------------------------------------------------------------------------------------------------------------

    Securities before market value
     adjustment                                    341,815        25,054     7.33%        415,743       29,860     7.18%

   Market value adjustment on
    securities available for sale                    3,184                                  7,078

    Total securities                               344,999                                422,821

Loans                                            1,647,210       145,006     8.80%      1,556,113      142,529     9.16%
--------------------------------------------------------------------------------------------------------------------------

    Total earning assets                         2,006,046     $ 170,569     8.50%      2,008,145     $173,730     8.65%
                                                              ===========                            ==========

Non-earning assets                                 148,122                                150,169
--------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                   $ 2,154,168                            $ 2,158,314
==========================================================================================================================

INTEREST-BEARING LIABILITIES:

Savings and interest-bearing demand            $   438,760     $  10,200     2.32%    $   417,217     $ 10,495     2.52%
Money market accounts                              116,681         4,451     3.81%        112,385        4,391     3.91%
Certificates of deposit and other time             901,262        45,835     5.09%        940,905       51,003     5.42%
--------------------------------------------------------------------------------------------------------------------------

   Total interest-bearing deposits               1,456,703        60,486     4.15%      1,470,507       65,889     4.48%

Federal funds purchased and securities
   sold under agreements to repurchase              63,743         2,898     4.55%         57,623        2,613     4.53%
Other borrowings                                   166,998        11,173     6.69%        154,605       10,378     6.71%
--------------------------------------------------------------------------------------------------------------------------

   Total interest-bearing liabilities            1,687,444     $  74,557     4.42%      1,682,735     $ 78,880     4.69%
                                                              ===========                            ==========

Noninterest-bearing liabilities and
   shareholders' equity                            466,724                                475,579
--------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                        $ 2,154,168                            $ 2,158,314
==========================================================================================================================

Interest income/earning assets                                 $ 170,569     8.50%                    $173,730     8.65%
Interest expense/earning assets                                   74,557     3.71%                      78,880     3.93%
==========================================================================================================================

   Net interest income/earning assets                          $  96,012     4.79%                    $ 94,850     4.72%
==========================================================================================================================

                                                               1997
                                             --------------------------------------
                                                Average       Interest     Yield/
EARNING ASSETS:                                 Balances       & Fees       Cost
                                             --------------------------------------
Interest-bearing deposits in banks              $     4,759    $     231     4.85%
Federal funds sold                                   19,303        1,092     5.66%
Securities:
   Taxable                                          245,590       15,838     6.45%
   Tax-exempt                                       182,596       14,856     8.14%
-----------------------------------------------------------------------------------

    Securities before market value
     adjustment                                     428,186       30,694     7.17%

   Market value adjustment on
    securities available for sale                     1,496

    Total securities                                429,682

Loans                                             1,338,131      123,213     9.21%
-----------------------------------------------------------------------------------

    Total earning assets                          1,791,875    $ 155,230     8.66%
                                                              ===========

Non-earning assets                                  119,650
-----------------------------------------------------------------------------------

TOTAL ASSETS                                    $ 1,911,525
===================================================================================

INTEREST-BEARING LIABILITIES:

Savings and interest-bearing demand             $   360,576    $   8,639     2.40%
Money market accounts                               117,758        4,074     3.46%
Certificates of deposit and other time              853,968       45,731     5.36%
-----------------------------------------------------------------------------------

   Total interest-bearing deposits                1,332,302       58,444     4.39%

Federal funds purchased and securities
   sold under agreements to repurchase               65,829        3,370     5.12%
Other borrowings                                    105,956        6,812     6.43%
-----------------------------------------------------------------------------------

   Total interest-bearing liabilities             1,504,087    $  68,626     4.56%
                                                              ===========

Noninterest-bearing liabilities and
   shareholders' equity                             407,438
-----------------------------------------------------------------------------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                         $ 1,911,525
===================================================================================

Interest income/earning assets                                 $ 155,230     8.66%
Interest expense/earning assets                                   68,626     3.83%
===================================================================================

   Net interest income/earning assets                          $  86,604     4.83%
===================================================================================

Note: Income is on a federal-tax-equivalent basis using a 35% tax rate. Average volume includes nonaccrual loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the discussion of Interest Rate Sensitivity in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of National City Bancshares, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated statements of financial position and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity present fairly, in all material respects, the financial position of National City Bancshares, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of 1st Bancorp Vienna, Inc., Hoosier Hills Financial Corporation, Princeton Federal Bank, fsb, and Progressive Bancshares, Inc. which statements reflect total assets of $323,489,000 at December 31, 1997 and net income of $3,333,000. for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for 1st Bancorp Vienna, Inc., Hoosier Hills Financial Corporation, Princeton Federal Bank, fsb, and Progressive Bancshares, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP



Lexington, KY
March 28, 2000

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                  Consolidated Statements of Financial Position
               (Dollar Amounts Other Than Share Data in Thousands)


                                                                                     December 31,
                                                                               1999                 1998
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $        72,935         $     67,389
Time deposits in banks                                                               -                  142
Federal funds sold                                                                 748               10,431
Securities available for sale                                                  313,799              346,514
Nonmarketable equity securities                                                 18,560               19,327
Loans, net of unearned income                                                1,700,833            1,648,296
Less:  Allowance for loan and lease losses                                     (25,155)             (18,443)
--------------------------------------------------------------------------------------------------------------
 Loans-net                                                                   1,675,678            1,629,853
Premises and equipment, net                                                     45,393               46,399
Intangible assets                                                               36,522               40,185
Other assets                                                                    39,842               34,984
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $     2,203,477         $  2,195,224
==============================================================================================================
LIABILITIES
Deposits:
 Noninterest-bearing demand                                            $       207,782         $    231,623
 Interest-bearing:
  Savings, daily interest checking, and money market accounts                  546,846              567,112
  Time deposits of $100,000 or more                                            290,271              237,138
  Other time                                                                   649,762              698,712
--------------------------------------------------------------------------------------------------------------
    Total deposits                                                           1,694,661            1,734,585
Short-term borrowings                                                           89,989               33,382
Other borrowings                                                               138,371              139,545
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debenture                                    34,500               34,500
Dividends payable                                                                3,679                3,368
Other liabilities                                                               16,409               21,521
--------------------------------------------------------------------------------------------------------------
 Total liabilities                                                           1,977,609            1,966,901

COMMON STOCK OWNED BY ESOP(subject to put option)                                2,780               10,043

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
 None outstanding Common stock - $1.00 stated value:


                                    12/31/99        12/31/98
                                  ----------      ----------
   Shares authorized              29,000,000      29,000,000
   Shares outstanding             17,518,117      16,842,456                    17,518               16,842
Capital surplus                                                                138,893              123,561
Retained earnings                                                               71,299               83,536
Accumulated other comprehensive income (loss)                                   (1,842)               4,436
Unearned employee stock ownership plan shares                                        -                  (52)
Common stock owned by ESOP(subject to put option)                               (2,780)             (10,043)
--------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                                    223,088              218,280
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $     2,203,477      $     2,195,224
==============================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                        Consolidated Statements of Income
               (Dollar Amounts Other Than Share Data in Thousands)

                                                                                  Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                        1999                1998                1997
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                           $ 142,729            $ 139,832           $ 121,774
     Tax-exempt                                                            1,464                1,895                 990
Interest and dividends on securities:
     Taxable                                                               9,677               13,619              15,838
     Tax-exempt                                                            9,995               10,090              10,039
Interest on federal funds sold                                               460                1,037               1,092
Interest on other investments                                                 49                  304                 231
--------------------------------------------------------------------------------------------------------------------------
     Total interest income                                               164,374              166,777             149,964

INTEREST EXPENSE
Interest on deposits                                                      60,486               65,889              58,444
Interest on short-term borrowings                                          2,898                2,613               3,370
Interest on other borrowings                                              11,173               10,378               6,812
--------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                               74,557               78,880              68,626

NET INTEREST INCOME                                                       89,817               87,897              81,338
Provision for loan and lease losses                                       12,497                7,143               2,703
--------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                  77,320               80,754              78,635
--------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust income                                                               2,274                2,209               1,956
Service charges on deposit accounts                                        7,713                7,946               6,420
Other service charges and fees                                             4,168                3,859               2,841
Securities gains (losses)                                                 (1,422)               1,160                 803
Other                                                                        906                1,447               2,082
--------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                             13,639               16,621              14,102

NONINTEREST EXPENSE
Salaries, wages and other employee benefits                               29,501               31,862              30,371
Occupancy expense                                                          3,689                3,723               3,997
Furniture and equipment expense                                            3,960                4,637               2,992
Acquisition and consolidation expense                                          -                6,649                 344
Other                                                                     23,256               20,418              15,794
--------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                            60,406               67,289              53,498
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                30,553               30,086              39,239
     Income taxes                                                          7,909                7,970              11,071
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $  22,644            $  22,116           $  28,168
==========================================================================================================================
Proforma C Corporation provision for income taxes                          7,909                8,632              11,765
--------------------------------------------------------------------------------------------------------------------------
PROFORMA NET INCOME                                                    $  22,644            $  21,454           $  27,474
==========================================================================================================================

Earnings per share:
     Basic                                                             $    1.28            $    1.22           $    1.57
     Diluted                                                                1.27                 1.21                1.56
Weighted average shares outstanding:
     Basic                                                            17,701,235           17,602,440          17,458,199
     Diluted                                                          17,794,188           17,719,649          17,602,483


See Accompanying Notes to Consolidated Financial Statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
               (Dollar Amounts Other Than Share Data in Thousands)

                                                                              1999          1998             1997
-------------------------------------------------------------------------------------------------------------------
Proforma net income                                                        $ 22,644        $ 21,454        $ 27,474

Other comprehensive income, net of tax:

    Unrealized gain (loss) arising in period                                 (7,124)            597           4,824
    Reclassification of realized amounts                                        846            (696)           (493)
-------------------------------------------------------------------------------------------------------------------

Net unrealized gain (loss), recognized in other comprehensive income         (6,278)            (99)          4,331
-------------------------------------------------------------------------------------------------------------------

Proforma comprehensive income                                              $ 16,366        $ 21,355        $ 31,805
===================================================================================================================


Consolidated Statements of Cash Flows are continued on the following page.


See Accompanying Notes to Consolidated Financial Statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                      Consolidated Statements of Cash Flows
            (Dollar Amounts Other Than Per Share Data in Thousands)

                                                                                               Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           1999           1998          1997
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $ 22,644       $ 22,116      $ 28,168
Adjustments to reconcile net income to
   Net cash provided by operating activities:
   Federal Home Loan Bank stock dividends                                                     (293)          (122)          (82)
   Amortization and depreciation                                                             8,094          7,259         4,161
   Employee benefit expenses                                                                   482          2,017           744
   Provision for loan losses                                                                12,497          7,143         2,703
   Write-down of other real estate owned                                                        60             51            99
   Securities (gains) losses                                                                 1,422         (1,160)         (803)
   Originations of loans held for sale                                                     (50,665)       (81,687)      (31,691)
   Proceeds from sales of loans held for sale                                               50,897         82,429        32,139
   Gain on sale of loans held for sale                                                        (232)          (742)         (448)
   Loss on low-income housing investments                                                    1,013              -             -
   (Gain) loss on sale of premises and equipment                                               (95)           (54)           29
   (Gain) loss on sale of other real estate owned                                              117             34           (14)
   Increase in deferred taxes                                                                1,103          1,003         1,172
   (Increase) decrease in interest receivable and other assets, net of amortization         (5,249)          (788)          991
   (Decrease) increase in interest payable and other liabilities                            (2,677)          (640)          218
--------------------------------------------------------------------------------------------------------------------------------
     Net cash flows provided by operating activities                                        39,118         36,859        37,386
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits in banks                                        142          3,551         1,090
Proceeds from maturities of securities held to maturity                                          -              -        12,092
Proceeds from maturities of securities available for sale                                  116,781        139,001        88,926
Proceeds from sales of securities held to maturity                                               -              -         3,509
Proceeds from sales of securities available for sale                                         3,888         41,253        42,733
Proceeds from sales of nonmarketable equity securities                                         204            145           804
Purchases of securities held to maturity                                                         -              -       (34,985)
Purchases of securities available for sale                                                 (97,963)       (79,191)      (84,543)
Purchases of nonmarketable equity securities                                                  (744)        (1,865)       (6,348)
(Increase) decrease in federal funds sold                                                    9,683         18,663        (6,104)
Increase in loans made to customers                                                        (58,321)      (143,355)      (88,822)
(Increase) decrease in cash surrender value of life insurance                                  (95)           245          (102)
Increase in other investments                                                               (2,386)        (2,340)       (1,443)
Capital expenditures                                                                        (8,659)        (7,140)      (11,855)
Proceeds from sale of premises and equipment                                                 5,967            222         2,112
Proceeds from sale of other real estate owned                                                1,380            400           338
Purchase of subsidiaries, net of cash and due from banks acquired                                -         36,952        (5,191)
--------------------------------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) investing activities                               (30,123)         6,541       (87,789)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                   (39,924)         8,395        10,067
Net proceeds (payments) on short-term borrowings                                            56,607        (59,167)       12,141
Net proceeds (payments) on other borrowings                                                 (1,174)        (5,482)       44,742
Trust preferred securities, net of executory costs                                               -         32,992             -
Dividends paid                                                                             (13,496)       (11,470)       (9,840)
Repurchase of common stock                                                                  (6,690)        (1,385)      (16,673)
Sale of common stock                                                                             -          1,185         1,705
Proceeds from exercise of stock options                                                      1,228          1,726           685
--------------------------------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) financing activities                                (3,449)       (33,206)       42,827
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         5,546         10,194        (7,576)
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                            67,389         57,195        64,771
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 72,935       $ 67,389      $ 57,195
================================================================================================================================

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
            (Dollar Amounts Other Than Per Share Data in Thousands)

                                                            Year Ended December 31,
-------------------------------------------------------------------------------------------
                                                          1999         1998        1997
-------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year:

     Interest                                           $  75,447    $ 78,667   $  67,553
     Income taxes                                           6,601       7,971      10,180

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized loss on securities
  available for sale                                    $ (10,042)   $   (148)   $    978
Change in deferred taxes attributable to securities
  available for sale                                        3,764          49      (2,647)
Transfer of securities held to maturity to available
  for sale                                                      -           -     193,480
Other real estate acquired in settlement of loans           1,973         792         425
Transfer from premises and equipment to other real
  estate owned                                                  -           -           1

Purchase of subsidiaries:
Purchase price                                                       $ (32,354)  $  6,797
===========================================================================================
Assets acquired:
  Cash and cash equivalents                                          $   4,598   $  1,606
  Interest-bearing deposits in bank                                          -      1,394
  Securities                                                            39,223     16,066
  Federal funds sold                                                     8,080      3,100
  Loans                                                                106,536     59,300
  Premises and equipment                                                 2,856        930
  Deferred taxes                                                             -         81
  Other assets                                                          23,700     12,801
Liabilities assumed:
  Deposits                                                            (193,386)   (67,411)
  Short-term borrowings                                                (10,510)      (200)
  Other borrowings                                                     (11,100)    (4,127)
  Deferred taxes payable                                                   (71)         -
  Other liabilities                                                     (2,280)      (794)
Common stock issued                                                          -    (15,949)
------------------------------------------------------------------------------------------
                                                                     $ (32,354)  $  6,797
==========================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
           Consolidated Statements of Changes In Shareholders' Equity
            (Dollar Amounts Other Than Per Share Data in Thousands)

For the Years Ended                                                                                         Accumulated
December 31, 1999, 1998, and 1997                                                                                 Other
                                                          Common      Common     Capital     Retained     Comprehensive
                                                          Shares       Stock     Surplus     Earnings            Income
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                          15,515,893     $15,516    $ 70,335     $105,577          $    204
-------------------------------------------------------------------------------------------------------------------------

Net Income                                                     -           -           -       28,168                 -
Cash dividend declared                                         -           -           -      (10,074)                -
Repurchase of outstanding shares                        (464,439)       (464)    (16,205)           -                 -
Shares issued in Dividend Reinvestment Program            47,781          48       1,678            -                 -
Change in unrealized gain (loss) on securities                 -           -           -            -             4,331
Issuance of common stock related to
    acquisition of subsidiary                            375,000         375      15,574            -                 -
Payment for fractional shares for merger                     (84)          -          (3)           -                 -
Stock dividend                                           472,866         473      20,097      (20,570)                -
Payment of fractional shares for stock dividend             (458)         (1)        (21)           -                 -
Exercise of stock options                                 48,267          48         637            -                 -
Employee Stock Ownership Plan (ESOP)                           -           -         340            -                 -
Market value adjustment                                        -           -           -            -                 -
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                          15,994,826      15,995      92,432      103,101             4,535
-------------------------------------------------------------------------------------------------------------------------

Net Income                                                     -           -           -       22,116                 -
Cash dividend declared                                         -           -           -      (12,813)                -
Repurchase of outstanding shares                         (33,376)        (33)     (1,352)           -                 -
Shares issued in Dividend Reinvestment Program            26,552          26       1,082            -                 -
Change in unrealized gain (loss) on securities                 -           -           -            -               (99)
Stock dividend                                           741,400         741      28,204      (28,945)                -
Exercise of stock options                                113,054         113       2,212            -                 -
Employee Stock Ownership Plan (ESOP)                           -           -         983            -                 -
Market value adjustment                                        -           -           -            -                 -
Add for change in fiscal year of pooling companies             -           -           -           77                 -
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                          16,842,456      16,842     123,561       83,536             4,436
-------------------------------------------------------------------------------------------------------------------------

Net Income                                                     -           -           -       22,644                 -
Cash dividend declared                                         -           -           -      (13,807)                -
Repurchase of outstanding shares                        (235,011)       (235)     (6,455)           -                 -
Change in unrealized gain (loss) on securities                 -           -           -            -            (6,278)
Stock dividend                                           840,714         841      20,200      (21,074)                -
Exercise of stock options                                 69,958          70       1,474            -                 -
Employee Stock Ownership Plan (ESOP)                           -           -         113            -                 -
Market value and shares issued adjustment                      -           -           -            -                 -
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                          17,518,117     $17,518    $138,893     $ 71,299          $ (1,842)
-------------------------------------------------------------------------------------------------------------------------


For the Years Ended                                                 Common
December 31, 1999, 1998, and 1997                   Unearned         Stock
                                                        ESOP         Owned
                                                      Shares       By ESOP
---------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                          $ (891)     $ (2,738)
---------------------------------------------------------------------------

Net Income                                                 -             -
Cash dividend declared                                     -             -
Repurchase of outstanding shares                           -             -
Shares issued in Dividend Reinvestment Program             -             -
Change in unrealized gain (loss) on securities             -             -
Issuance of common stock related to
    acquisition of subsidiary                              -             -
Payment for fractional shares for merger                   -             -
Stock dividend                                             -             -
Payment of fractional shares for stock dividend            -             -
Exercise of stock options                                  -             -
Employee Stock Ownership Plan (ESOP)                     404          (404)
Market value adjustment                                    -        (1,197)
---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                            (487)       (4,339)
---------------------------------------------------------------------------

Net Income                                                 -             -
Cash dividend declared                                     -             -
Repurchase of outstanding shares                           -             -
Shares issued in Dividend Reinvestment Program             -             -
Change in unrealized gain (loss) on securities             -             -
Stock dividend                                             -             -
Exercise of stock options                                  -             -
Employee Stock Ownership Plan (ESOP)                     435          (435)
Market value adjustment                                    -        (5,269)
Add for change in fiscal year of pooling companies         -             -
---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                             (52)      (10,043)
---------------------------------------------------------------------------

Net Income                                                 -             -
Cash dividend declared                                     -             -
Repurchase of outstanding shares                           -             -
Change in unrealized gain (loss) on securities             -             -
Stock dividend                                             -             -
Exercise of stock options                                  -             -
Employee Stock Ownership Plan (ESOP)                      52           (52)
Market value and shares issued adjustment                  -         7,315
---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                          $    -      $ (2,780)
---------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
                   Notes to Consolidated Financial Statements
               (Dollar Amounts Other Than Share Data in Thousands)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National City Bancshares, Inc. ("Corporation") is a bank holding company whose subsidiaries provide a full range of banking services to individual and corporate customers through its wholly-owned bank subsidiaries located in Indiana, Illinois, Kentucky, and Southwestern Ohio. The subsidiary banks are subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Corporation and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles and conform to predominate practice within the banking industry.

Following is a description of the more significant of these policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries: The National City Bank of Evansville, First Kentucky Bank, The Bank of Mitchell, White County Bank, First National Bank of Bridgeport, First Bank of Huntingburg, Illinois One Bank, National Association, Trigg County Farmers Bank, Community First Bank, National Association., Bank of Illinois, National Association, The Progressive Bank, National Association, Ripley County Bank, NCBE Capital Trust I, NCBE Leasing Corp., and Twenty-One Southeast Third Corporation. All significant intercompany transactions and balances have been eliminated. The Corporation and its subsidiaries utilize the accrual basis of accounting for major items.

In preparing the consolidated financial statements, management is required to make estimates and assumptions which significantly affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to change in a short period of time include valuation of the securities portfolio, the determination of the allowance for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual results could differ from those estimates.

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, and short-term money market investments. Interest-bearing deposits in banks, regardless of maturity, are considered short-term investments.

TRUST ASSETS

Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at the banks, is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation or its subsidiaries.

SECURITIES

Securities classified as held to maturity are those securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included as a component of net income.

Nonmarketable equity securities are primarily the banks' investment in capital stock of Federal Home Loan Banks. The carrying value is estimated to be fair value since, if a bank withdraws membership in a Federal Home Loan Bank, the stock must be redeemed for face value. As a member of the Federal Home Loan Bank System, a bank is required to maintain an investment in FHLB capital stock in an amount equal to at least 1% of outstanding residential mortgages or 5% of outstanding FHLB advances, whichever is greater.

LOANS

Loans are stated at the principal amount outstanding, less unearned interest income and an allowance for loan losses. Unearned income on installment loans is recognized as income based on the sum-of-the-months digits method which approximates the interest method. Interest income on substantially all other loans is credited to income based on the principal balances of loans outstanding.

The Corporation's policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Upon discontinuance of interest accrual, unpaid accrued interest is reversed. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest and principal.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan losses is that amount which, in management's opinion is adequate to absorb estimated loan losses as determined by management's periodic evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is charged to operations based management's periodic evaluation of the factors previously mentioned as well as any other pertinent factors.

The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolios. The Corporation's methodology for assessing the appropriate reserve level consists of several key elements.

Larger commercial loans that exhibit potential or observed weaknesses are subject to individual review. Where appropriate, an allocation is made to the allowance for individual loans based management's estimate of the borrowers ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114. Loans are considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The allowance established for impaired loans is determined based on the fair value of the investment measured using either the present value of expected cash flows based on the initial effective interest rate on the loan or the fair value of the collateral if the loan is collateral dependent.

Historical loss ratios are applied to other commercial loans not subject to specific allowance allocations.

Homogeneous loans, such as consumer installment and residential real estate loans are not individually risk graded. An allowance is established for each pool of loans based upon historical loss ratios. Loss rates are based on the average net charge-off history by loan category.

The unallocated portion of the allowance is determined based on management's assessment of economic conditions and specific economic factors in the individual markets in which the Corporation operates. The unallocated portion of the allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for pools of loans.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation. Provisions for depreciation are charged to operating expense over the useful lives of the assets, computed principally by the straight-line method.

INTANGIBLE ASSETS

Costs in excess of fair value of net assets acquired consist primarily of goodwill and core deposit intangibles. Goodwill is amortized to expense over varying periods up to 25 years using the straight-line method. Core deposit intangibles are amortized over 7 years using the straight-line method. Amortization for the years ended December 31, 1999, 1998, and 1997, was $3,657, $3,073, and $1,106, respectively. Management periodically evaluates the carrying value of intangibles based upon facts and circumstances surrounding the associated assets. In the event that facts and circumstances indicate that the carrying value of intangibles may be impaired, an evaluation of recoverability would be performed, using the estimated future undiscounted cash flows associated with the asset as compared to the carrying value.

INCOME TAXES

The Corporation and its subsidiaries file a consolidated Federal income tax return with each organization computing its taxes on a separate company basis. The provision for income taxes is based on income as reported in the financial statements. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. Adoption of SFAS 133 is not expected to have a material financial statement impact on the Corporation's financial position or operating results.

NOTE 2. BUSINESS COMBINATIONS

                                                                                                              Consideration
                                                                                                        ----------------------------
                                                                                                                         Common
                                                                             Date        Accounting                      Shares
Entity                                            Location              Completed            Method      Cash            Issued
------------------------------------------------------------------------------------------------------------------------------------
First Federal Savings Bank of Leitchfield         Leitchfield, KY        03/01/97          Purchase      $ 6,797                  -
Bridgeport Bancorp, Inc.                          Bridgeport, IL         08/01/97          Purchase            -            375,000
Fourth First Bancorp, Inc.                        Huntingburg, IN        12/31/97           Pooling            -            794,994
Mayfield Branch of Republic Bank and Trust        Mayfield, KY           01/08/98          Purchase        4,854                  -
Vernois Bancshares, Inc.                          Mt. Vernon, IL         03/06/98          Purchase       27,500                  -
Illinois One Bancorp, Inc.                        Shawneetown, IL        05/31/98           Pooling            -            572,737
Community First Financial, Inc.                   Maysville, KY          08/31/98           Pooling            -          1,432,202
Trigg Bancorp, Inc.                               Cadiz, KY              08/31/98           Pooling            -            736,278
1st Bancorp Vienna, Inc.                          Vienna, IL             10/01/98           Pooling            -            289,134
Hoosier Hills Financial Corporation               Osgood, IN             10/01/98           Pooling            -            729,936
Commonwealth Commercial Corporation               Crittenden, KY         10/31/98           Pooling            -            190,000
Downstate Banking Co.                             Brookport, IL          10/31/98           Pooling            -            102,648
Princeton Federal Savings Bank, fsb               Princeton, KY          11/30/98           Pooling            -            223,211
Progressive Bancshares, Inc.                      Lawrenceburg, KY       12/01/98           Pooling            -          1,025,572

The assets, liabilities, and shareholders' equity of the pooled entities were recorded on the books of the Corporation at their values as reported on the books of the pooled entities immediately prior to the consummation of the merger with the Corporation. This presentation required the restatements of prior periods as if the companies had been combined for all years presented.


The table below represents unaudited pro forma combined results of operations for the Corporation, First Federal Savings Bank of Leitchfield, First National Bank of Bridgeport, and the Bank of Illinois in Mt. Vernon for the year ended December 31:

                                          1998        1997
--------------------------------------------------------------
Net Interest income                     $ 88,813    $ 88,567
Proforma net income                       20,934      29,680
Proforma earnings per share - Basic         1.25        1.79
Proforma earnings per share - Diluted       1.24        1.77

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.

The following provides a reconciliation of basic and diluted earnings per share on a proforma basis.

                                                                       1999                    1998                   1997
-------------------------------------------------------------------------------------------------------------------------------
Proforma net income                                                $     22,644            $    21,454             $    27,474
Weighted average shares outstanding:
     Basic                                                           17,701,235             17,602,440              17,458,199
     Diluted                                                         17,794,188             17,719,649              17,602,486
Earnings per share-Basic                                                 $ 1.28            $      1.22             $      1.57
     Effect of stock options                                              (0.01)                 (0.01)                  (0.01)
-------------------------------------------------------------------------------------------------------------------------------
Earnings per share-Diluted                                         $       1.27            $      1.21             $      1.56
===============================================================================================================================

NOTE 4. CASH AND DUE FROM BANKS

Aggregate cash and due from bank balances of $17,283 and $17,015 as of December 31, 1999 and 1998, respectively, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank of St. Louis.

NOTE 5. SECURITIES

Amortized cost and fair value of securities classified as available for sale are as follows:

                                                                             As of December 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                               Gross             Gross
                                                          Amortized          Unrealized        Unrealized        Fair
                                                             Cost              Gains             Losses          Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government and agency securities                     $ 74,106          $    21             $  751         $ 73,376
Taxable municipals                                           2,624               14                 31            2,607
Tax-exempt municipals                                      183,465            1,394              2,861          181,998
Corporate securities                                         8,730               77                125            8,682
Mortgage-backed securities                                  45,867              149                733           45,283
---------------------------------------------------------------------------------------------------------------------------------
        Subtotal                                           314,792            1,655              4,501          311,946

Equity securities                                            1,853                -                  -            1,853
---------------------------------------------------------------------------------------------------------------------------------
        Total                                             $316,645          $ 1,655             $4,501         $313,799
=================================================================================================================================
                                                                             As of December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                              Gross             Gross
                                                          Amortized         Unrealized       Unrealized          Fair
                                                            Cost              Gains             Losses           Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government and agency securities                     $ 67,800          $   602             $   35         $ 68,367
Taxable municipals                                           3,033              125                  -            3,158
Tax-exempt municipals                                      188,463            8,004                145          196,322
Corporate securities                                         9,224              125                478            8,871
Mortgage-backed securities                                  65,672              548                483           65,737
---------------------------------------------------------------------------------------------------------------------------------
        Subtotal                                           334,192            9,404              1,141          342,455

Equity securities                                            5,126              202              1,269            4,059
---------------------------------------------------------------------------------------------------------------------------------
        Total                                             $339,318          $ 9,606             $2,410         $346,514
=================================================================================================================================

The amortized cost and fair value of the securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties. Therefore, these securities are not included in the maturity categories in the following maturity schedules:

Maturity schedule of debt securities available for sale:

December 31, 1999                                   Amortized Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------
Less than 1 year                                       $ 39,272                   $ 39,252
1 year to 5 years                                       123,267                    122,886
5 years to 10 years                                      41,065                     40,755
Over 10 years                                            65,321                     63,770
Mortgage-backed securities                               45,867                     45,283
-------------------------------------------------------------------------------------------------------------------
        Total                                          $314,792                   $311,946
===================================================================================================================

Securities gain and (losses) are summarized as follows:

December 31, 1999                   1999             1998            1997
--------------------------------------------------------------------------
Gross realized gains             $     55          $ 1,192          $ 871
Gross realized losses              (1,477)             (32)           (68)
--------------------------------------------------------------------------

     Total                       $ (1,422)         $ 1,160          $ 803
==========================================================================


As of December 31, 1999 and 1998, the carrying value of securities pledged as collateral for public deposits and for other purposes as required or permitted by law were $133,818 and $150,480, respectively.

NOTE 6. LOANS

A summary of loans as of December 31 follows:

                                                                1999               1998
-------------------------------------------------------------------------------------------

Real estate loans                                           $ 1,122,398        $   964,493
Commercial, industrial, and agricultural loans                  355,485            415,579
Economic development loans and other
    obligations of state and political subdivisions              22,331             19,780
Consumer loans                                                  165,246            223,377
Direct lease financing                                           11,598             12,988
Leveraged leases                                                  5,382              5,102
All other loans                                                  18,937              7,606
-------------------------------------------------------------------------------------------

    Total loans - gross                                       1,701,377          1,648,925

Less:  unearned income on loans                                     544                629
-------------------------------------------------------------------------------------------

    Loans - net of unearned income                          $ 1,700,833        $ 1,648,296
===========================================================================================

Allowance for loan and lease losses                         $    25,155        $    18,443
===========================================================================================


The following table presents data on impaired loans at December 31, 1999, 1998, and 1997.


                                                                               1999             1998             1997
------------------------------------------------------------------------------------------------------------------------
Impaired loans for which there is a related allowance for loan losses        $ 24,201          $ 3,696          $ 5,424
Impaired loans for which there is no related allowance for loan losses          2,739            2,982            2,585
------------------------------------------------------------------------------------------------------------------------

    Total impaired loans                                                       26,940            6,678            8,009

Less:  Government guaranteed portion of impaired loans                          2,357                -                -
========================================================================================================================

    Net                                                                      $ 24,583          $ 6,678          $ 8,009
========================================================================================================================

Allowance for loan losses for impaired loans
    included in the allowance for loan losses                                $ 10,114          $   990          $ 1,358
Average recorded investment in impaired loans                                  27,975            6,915            7,612
Interest income recognized from impaired loans                                    423              622              361
Cash basis interest income recognized from impaired loans                         614              300              200

The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying Consolidated Statements of Financial Position. The amount of unpaid principal balances of these loans was $196,872 and $191,018 as of December 31, 1999 and 1998, respectively.

The Corporation has granted a blanket collateral agreement on qualified mortgage loans to secure advances from Federal Home Loan Banks.

In the normal course of business, the subsidiary banks make loans to their executive officers and directors, and to companies and individuals affiliated with officers and directors of the banks and the Corporation. The activity in these loans during 1999 is as follows:

                                              1999
----------------------------------------------------
Balance as of January 1,                   $ 53,063
New loans                                    32,330
Repayments                                  (40,439)
----------------------------------------------------

    Balance as of December 31,             $ 44,954
====================================================


In 1995, NCBE Leasing Corp., the Corporation's leasing subsidiary ("NCBE Leasing") entered into a transaction with a company for which Mr. Reherman, a director of the Corporation, is an executive officer of the company and its parent. NCBE Leasing acquired plant and equipment and leased the plant and equipment to the company under a lease with a term of 15 years. Although the company has made all payments required under the lease to date, management concluded that uncertainties with respect to the company's ability to meet its obligation under the lease required the lease to be placed on a non-accrual basis. At December 31, 1999, the Corporation's net investment in this lease was $4,187 and that amount is included in the impaired loan total as of December 31, 1999 as set forth in the impaired loan table above.

NOTE 7. LEASE FINANCING

The Corporation's leasing operations include both direct financing and leveraged leasing. The direct financing leasing activity involves the leasing of various types of office, data processing, and transportation equipment. These equipment leases have lives of three to seven years.

Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, initial direct costs (net of fees), and the estimated unguaranteed residual value of the leased equipment, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income on each lease is recognized each month at a constant periodic rate of return on the unrecovered investment.

The composition of the net investment in direct lease financing at December 31 is as follows:


                                                          1999                   1998
----------------------------------------------------------------------------------------
Minimum lease payments receivable                      $ 13,091                $ 15,010
Less:  allowance for uncollectible leases                 3,230                      97
----------------------------------------------------------------------------------------

Net minimum lease payments receivable                     9,861                  14,913
Add estimated residual values of leased equipment         2,593                   3,006
Add initial direct costs                                    111                      65
(Deduct) unearned lease income                           (4,197)                 (5,093)
----------------------------------------------------------------------------------------

    Net investment in direct lease financing           $  8,368                $ 12,891
========================================================================================

At December 31, 1999, the minimum future lease payments due under the direct financing leases are as follows:

                                                        1999
--------------------------------------------------------------
1999                                                 $  2,660
2000                                                    2,247
2001                                                    1,877
2002                                                    1,442
2003                                                      985
Thereafter                                              3,880
--------------------------------------------------------------

    Total minimum future lease payments              $ 13,091
==============================================================

In 1997 the Corporation's leasing subsidiary entered into two leveraged leases with a regional air carrier for aircraft, which have an estimated economic life of 23 years, and were leased for a term of 16.5 years. The equity investment in the aircraft represented 22% of the purchase price; the remaining 78% was furnished by third-party financing in the form of long-term debt with no recourse against the lessor and is secured by a first lien on the aircraft. At the end of the lease term, the aircraft will be turned back to the lessor. The residual value at that time is estimated to be 32% of the cost. For federal income tax purposes, the lessor receives the benefit of tax deductions for depreciation on the entire leased asset and for the interest on the long-term debt. Since during the early years of the lease those deductions exceed the lease rental income, excess deductions are available to offset other taxable income. In the later years of the lease, rental income will exceed the deductions which will increase taxable income. Deferred taxes are provided to reflect this reversal of tax deductions The net investment in leveraged leases at December 31 are composed of the following elements:

                                                                             1999             1998
----------------------------------------------------------------------------------------------------
Rentals receivable (net of principal an interest on nonrecourse debt)       $ 1,841         $ 1,841
Estimated residual value of leased assets                                     5,722           5,722
Less:  unearned and deferred income                                           2,181           2,461
----------------------------------------------------------------------------------------------------

Investment in leveraged leases                                                5,382           5,102
Less:  deferred taxes arising from leveraged leases                           3,915           2,731
----------------------------------------------------------------------------------------------------

Net investment in leveraged leases                                          $ 1,467         $ 2,371
====================================================================================================

NOTE 8. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

                                             1999               1998               1997
-------------------------------------------------------------------------------------------
Balance at beginning of year               $ 18,443           $ 13,854            $ 12,539
Allowance associated with acquisition             -              1,086                 516
Provision charged to operations              12,497              7,143               2,703
Recoveries credited to allowance              1,879              1,375               1,239
Loans charged to allowance                   (7,664)            (5,015)             (3,143)
-------------------------------------------------------------------------------------------

    Balance at end of year                 $ 25,155           $ 18,443            $ 13,854
===========================================================================================

NOTE 9. PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

                                                     1999               1998
------------------------------------------------------------------------------
Land, buildings, and lease improvements           $ 52,730           $ 50,806
Equipment                                           27,073             26,712
Construction in progress                             1,117              2,310
------------------------------------------------------------------------------

    Total cost                                      80,920             79,828

Less accumulated depreciation                       35,527             33,429
------------------------------------------------------------------------------

    Net premises and equipment                    $ 45,393           $ 46,399
==============================================================================


Depreciation expense for 1999, 1998, and 1997 was $3,794, $3,763, and $3,213,
respectively.

NOTE 10. DEPOSITS

As of December 31, 1999, the scheduled maturities of time deposits are as follows:

                                      1999
          ----------------------------------
          2000                     $ 708,763
          2001                       154,391
          2002                        36,981
          2003                        20,697
          2004 and thereafter         19,201
          ==================================
             Total                 $ 940,033

NOTE 11. INCOME TAXES

The components of income tax expense for the years ended December 31 follows:

                                                                1999               1998               1997
-------------------------------------------------------------------------------------------------------------
Federal:
    Current                                                   $ 7,661            $ 7,903            $  8,273
    Deferred                                                     (931)            (1,286)                917
-------------------------------------------------------------------------------------------------------------
      Total                                                     6,730              6,617               9,190

State:
    Current                                                     1,351              1,070               1,626
    Deferred                                                     (172)               283                 255
-------------------------------------------------------------------------------------------------------------
      Total                                                     1,179              1,353               1,881
-------------------------------------------------------------------------------------------------------------
        Total income taxes                                      7,909              7,970              11,071
-------------------------------------------------------------------------------------------------------------
Proforma taxes for acquired Subchapter S Corporation                -                662                 694
-------------------------------------------------------------------------------------------------------------
Proforma C Corporation provision for income taxes             $ 7,909            $ 8,632            $ 11,765
=============================================================================================================

The portion of the tax provision (benefit) relating to realized securities gains and losses amounted to $(576), $464, and $321 for 1999, 1998, and 1997, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

                                                            1999               1998                1997
----------------------------------------------------------------------------------------------------------
Federal income tax computed at the statutory rates        $ 10,694           $ 10,530            $ 13,734
Elimination of S Corporation earnings                            -               (929)               (694)
Adjusted for effects of:
    Nontaxable municipal interest                           (3,498)            (3,658)             (3,280)
    Goodwill amortization                                      934                767                   -
    Nondeductible expenses                                     578              1,591                 446
    State income taxes, net of federal tax benefits            738                880               1,191
    Benefit of income taxed at lower rates                       -               (143)               (143)
    Change in deferred tax asset valuation allowance             -                  -                 (80)
    Low Income Housing Credit                                 (998)                 -                   -
    Other differences                                         (539)            (1,068)               (103)
----------------------------------------------------------------------------------------------------------

      Total income taxes                                  $  7,909           $  7,970            $ 11,071
==========================================================================================================

The net deferred tax asset (liability) in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:


                                                         1999               1998
-----------------------------------------------------------------------------------

Deferred tax liability                                $ (10,992)         $ (11,187)
Deferred tax asset                                       12,073              7,737
Valuation allowance for deferred tax assets                (113)              (448)
-----------------------------------------------------------------------------------

    Net deferred tax asset (liability)                $     968          $  (3,898)
===================================================================================


The tax effects of principal temporary differences are shown in the following table:


                                                                       1999               1998
------------------------------------------------------------------------------------------------

Allowance for loan losses                                            $ 8,952            $ 6,095
Direct financing and leveraged leases                                  2,117              1,194
Prepaid pension costs                                                 (1,095)              (739)
Premises and equipment                                                (9,609)            (7,292)
Unrealized (gain) loss on securities available for sale                1,004             (2,759)
State net operating loss carryforwards                                     -                448
Other                                                                   (288)              (397)
------------------------------------------------------------------------------------------------

    Net temporary differences                                          1,081             (3,450)
------------------------------------------------------------------------------------------------

Valuation allowances                                                    (113)              (448)
------------------------------------------------------------------------------------------------

    Net deferred tax asset (liability)                                 $ 968           $ (3,898)
================================================================================================

NOTE 12. SHORT-TERM BORROWINGS

Information concerning short-term borrowings as of the years ended December 31 were as follows:

                                                           1999               1998
------------------------------------------------------------------------------------
Federal funds purchased:
Average amount outstanding                              $ 32,296           $ 20,853
Maximum amount at any month end                           82,500             50,950
Weighted average interest rate:
    During year                                             5.01%              4.65%
    End of year                                             6.09%                 -

Securities sold under agreements to repurchase:
Average amount outstanding                              $ 31,446           $ 36,770
Maximum amount at any month end                           30,984             52,615
Weighted average interest rate:
    During year                                             4.07%              4.47%
    End of year                                             4.18%              3.31%

Notes payable to U.S. Treasury:
Average amount outstanding                              $      1           $  1,397
Maximum amount at any month end                                5              5,360
Weighted average interest rate:
    During year                                                -               4.94%
    End of year                                                -                  -

NOTE 13. OTHER BORROWINGS

Other borrowings at December 31 consist of the following:

                                                                                    1999                      1998
-----------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances:
    Due from January 5, 2000 through August 1, 2015, with
    interest rates varying from 5.16% to 8.45%.                                    $118,344                   $116,269

Notes payable:
    Northern Trust Co, monthly principal payments of $83
      plus interest beginning June 30, 1997, with a final
      balloon payment of $9,083 due May 30, 2003, 8.10%.                             12,417                     13,417

    Norlease, Inc. interest and principal payments through January 31, 2004, interest rates varying from 5.97% to 8.16%, collateralized by
      equipment and an investment in a leveraged lease.                               7,610                      9,800

    Other                                                                                 -                         59
-----------------------------------------------------------------------------------------------------------------------

                                                                                   $138,371                   $139,545
=======================================================================================================================

The Federal Home Loan Bank advances are collateralized by a blanket collateral agreement on qualified mortgage loans. The terms of the loan agreement with Northern Trust Company require the Corporation to maintain certain financial ratios and comply with certain restrictions. These include, maintenance of minimum consolidated capital levels, limits on debt and guarantees of debt by the Corporation, restrictions on the ratio of consolidated non-performing assets to total loans and of the consolidated allowance for loan and lease losses to total non-performing loans, and certain other restrictions. At December 31, 1999, the Corporation was in default of a financial covenant requiring that the Corporation maintain, on a consolidated basis, a ratio of the allowance for loan losses to non-performing loans of not less than 100%. The Corporation received a waiver, dated March 28, 2000, of the covenent until June 30, 2000. The Corporation intends to seek additional waivers of the covenant and/or use additional sources of cash and/or debt financing to refinance the debt if additional waivers cannot be obtained.

Aggregate maturities required on other borrowings at December 31, 1999 are due in future years as follows:

2000                                           $  50,645
2001                                              13,569
2002                                              25,160
2003                                              26,016
2004                                               4,996
Thereafter                                        17,985
---------------------------------------------------------

    Total principal payments                   $ 138,371
=========================================================

At December 31, 1999, the Corporation had $290,607 in unused federal funds and Federal Home Loan Bank lines.

NOTE 14. TRUST PREFERRED SECURITIES

On March 30, 1998, NCBE Capital Trust I ("Trust"), a Delaware statutory business trust created by the Corporation, issued $34.5 million of 8.25% Cumulative Trust Preferred Securities ("Securities") which will mature on March 31, 2028, subject to extension or earlier redemption in certain events. The principal asset of the Trust is a $35.6 million subordinated debenture of the Corporation. The subordinated debenture bears interest at the rate of 8.25% and matures on March 31, 2028, subject to extension or earlier redemption in certain events. The Corporation owns all of the common securities of the Trust. The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after March 31, 2003, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.

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

NOTE 15. CAPITAL RATIOS

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on the Corporation's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Corporation and its subsidiary banks met all capital adequacy requirements to which they were subject.

As of December 31, 1999, the most recent notification from the federal and state regulatory agencies categorized each of the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. The banks must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the categorization of any of the subsidiary banks.

The following table presents the actual capital amounts and ratios for the Corporation, on a consolidated basis, and the only bank subsidiary, which has assets in excess of ten percent of consolidated assets:

                                                                       National City Bancshares, Inc.     To Be Well Capitalized
                                                                        Minimum Ratios For Capital       Under Prompt Corrective
                                                     Actual                 Adequacy Purposes:              Action Provisions:
------------------------------------------------------------------------------------------------------------------------------------
                                              Amount       Ratio            Amount          Ratio           Amount          Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999
   Total Capital (to Risk Weighted Assets)
    Consolidated                               $ 246,214    15.04%         $ 130,997         8.00%         $ 163,746         10.00%
    National City Bank                            86,450    11.94%            57,913         8.00%            72,392         10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                                $ 225,688    13.78%         $  65,498         4.00%         $  98,248          6.00%
   National City Bank                             77,882    10.76%            28,957         4.00%            43,435          6.00%

Tier I Capital (to Average Assets)
   Consolidated                                $ 225,688    10.47%         $  86,214         4.00%         $ 107,768          5.00%
   National City Bank                             77,882     8.56%            36,405         4.00%            45,506          5.00%

                                                                       National City Bancshares, Inc.     To Be Well Capitalized
                                                                        Minimum Ratios For Capital       Under Prompt Corrective
                                                     Actual                 Adequacy Purposes:              Action Provisions:
------------------------------------------------------------------------------------------------------------------------------------
                                              Amount        Ratio           Amount          Ratio           Amount          Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998
   Total Capital (to Risk Weighted Assets)
    Consolidated                               $ 236,793    14.65%         $ 129,273         8.00%         $ 161,591         10.00%
    National City Bank                            78,113    10.40%            54,793         8.00%            68,491         10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                                $ 218,350    13.51%         $  64,636         4.00%         $  94,954          6.00%
   National City Bank                             70,935    10.36%            27,396         4.00%            41,095          6.00%

Tier I Capital (to Average Assets)
   Consolidated                                $ 218,350    10.12%         $  86,333         4.00%         $ 107,916          5.00%
   National City Bank                             70,935     8.27%            34,320         4.00%            42,900          5.00%

NOTE 16. STOCK OPTION PLAN

The Corporation's stock option and incentive plan currently reserves 741,024 shares of common stock for issuance upon the exercise of options granted as incentive awards to key employees of the Corporation. Awards may be incentive stock options or non-qualified stock options. All options granted under the Plan are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plan cannot be less than the fair market value of the common stock on the date of grant.

The Corporation also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plan, in connection with the employment of its new Chairman and CEO. Such options vest over a two year period and must be exercised within ten years.

A summary of the status of the options granted by the Corporation, adjusted for all stock dividends, as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                                             1999                             1998                           1997
------------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted Average                 Weighted Average               Weighted Average
                                      Shares        Exercise Price  Shares           Exercise Price  Shares           Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of
    year                             592,161          $ 34.14        533,237           $ 22.75       459,541           $ 17.60
Options granted                      140,700            26.39        179,633             33.92       128,263             37.55
Options exercised                     66,101            19.50        113,254             15.85        48,267             12.52
Options forfeited                     90,738            36.71          7,455             36.85         6,300             23.24
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding, end of year     576,022          $ 26.38        592,161           $ 34.14       533,237           $ 22.75
====================================================================================================================================

Options exercisable                  428,252                         409,734                         339,657
Weighted-average fair value of
    options granted during the year          $ 6.93                           $ 12.03                        $ 13.35

All options granted prior to 1999 vest one year from the grant date. 1999 options, except the special grant noted above, vest one-third in each year following the date of the grant.

The following table summarizes information about stock options outstanding at December 31, 1999.

                  Options Outstanding                                 Options Exercisable
------------------------------------------------------------------------------------------
                                         Weighted Average
    Exercise             Number              Remaining                             Number
       Price         Outstanding         Contractual Life                     Exercisable
------------------------------------------------------------------------------------------
     $ 38.00             85,078                    7.8                             85,078
       33.92            116,851                    8.8                            116,851
       28.98             20,000                    9.9                                  -
       28.00             20,000                    9.9                                  -
       25.83            110,250                   10.0                                  -
       25.13             12,500                   10.0                                  -
       23.80              9,450                    9.8                                  -
       23.24             59,121                    6.8                             59,121
       17.33            161,349                    5.8                            161,349
       13.59              5,853                    0.5                              5,853
        5.29              7,070                    1.5                                  -
------------------------------------------------------------------------------------------

                        607,522                    7.8                            428,252
==========================================================================================

Stock options are accounted for following Accounting Principles Board Opinion No. 25 and related Interpretations. Had compensation costs been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

                                            1999                 1998                1997
---------------------------------------------------------------------------------------------
Net income:
    As reported                            $ 22,644             $ 21,454            $ 27,474
    Proforma                                 21,926               20,108              26,457

Earnings per share:
    Basic
      As reported                          $   1.28             $   1.22            $   1.57
      Proforma                                 1.24                 1.14                1.51
    Diluted
      As reported                          $   1.27             $   1.21            $   1.56
      Proforma                                 1.23                 1.13                1.50

The fair value of the stock options granted have been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

                                              1999                1998                1997
-----------------------------------------------------------------------------------------------
Number of options granted                     172,200             179,633              128,263
Risk-free interest rate                         6.44%               4.97%                5.86%
Expected  life, in years                           10                  10                   10
Expected volatility                            24.55%              25.25%               21.50%
Expected dividend yield                         3.34%               2.14%                1.71%
Estimated fair value per option               $  6.93            $  12.03             $  13.35

NOTE 17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of financial instruments of the Corporation and its subsidiary banks at December 31:

                                                              1999                                     1998
--------------------------------------------------------------------------------------------------------------------------
                                                  Carrying            Fair                 Carrying            Fair
                                                   Amount             Value                 Amount             Value
--------------------------------------------------------------------------------------------------------------------------
Assets:
    Cash and short-term investments                $    73,683       $    73,683            $    77,962       $    77,962
    Securities available for sale                      313,799           313,799                346,514           346,514
    Loans-net of allowance                           1,661,947         1,653,880              1,611,763         1,649,185

Liabilities:
    Deposits                                       $ 1,694,661       $ 1,689,353            $ 1,734,585       $ 1,740,498
    Short-term borrowings                               89,989            89,989                 33,382            33,382
    Other borrowings                                   138,371           136,533                139,545           141,628
    Guaranteed preferred beneficial interests in
      the Corporation's subordinated debenture          34,500            32,775                 34,500            32,602

The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent market values of all assets and liabilities of the Corporation and, thus, should not be interpreted to represent a market or liquidation value for the Corporation. In addition, the carrying value for loans above differs from that reported elsewhere due to the exclusion of net lease receivables of $13,731 and $18,090, in 1999 and 1998, respectively.

CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments include cash and due from banks, short-term money market investments, interest-bearing deposits in banks, and federal funds sold. For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

SECURITIES

For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values for nonmarketable equity securities are equal to cost as there is no readily determinable fair value. Carrying amount of accrued interest receivable approximates fair value.

LOANS

For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Carrying amount of accrued interest receivable approximates fair value.

DEPOSITS

The fair value of demand deposits, savings accounts, money market deposits, and variable rate certificates of deposit is the amount payable on demand at the reporting date. The fair value of other time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. Carrying amount of accrued interest payable approximates fair value.

SHORT-TERM DEBT

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. These instruments adjust on a periodic basis and thus the carrying amount represents fair value. Carrying amount of accrued interest payable approximates fair value.

LONG-TERM DEBT

Rates currently available for debt with similar terms and maturities are used to estimate fair value of existing debt. Carrying amount of accrued interest payable approximates fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Because all commitments and standby letters of credit reflect current fees and interest rates, no unrealized gains or losses are reflected in the summary of fair values.

NOTE 18. COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

Most of the business activity of the Corporation and its subsidiaries is conducted with customers located in the immediate geographic area of their offices. These areas are comprised of Indiana, Illinois, Kentucky, and Southwestern Ohio. The Corporation maintains a diversified loan portfolio which contains no concentration of credit risk from borrowers engaged in the same or similar industries exceeding 10% of total loans.

The Corporation and its subsidiaries evaluate each credit request of their customers in accordance with established lending policies. Based on these evaluations and the underlying policies, the amount of required collateral (if any) is established. Collateral held varies but may include negotiable instruments, accounts receivable, inventory, property, plant and equipment, income producing properties, residential real estate, and vehicles. The lenders' access to these collateral items is generally established through the maintenance of recorded liens or, in the case of negotiable instruments, possession.

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 1999, follows:

                                                                                              Ranges of Rates
                                        Variable Rate      Fixed Rate            Total          on Fixed Rate
                 1999                    Commitment        Commitment         Commitment          Commitments
--------------------------------------------------------------------------------------------------------------
Commitments to extend credit             $ 161,367           $ 119,707        $ 281,074         5.00%-17.98%

Standby letters of credit                        -                   -           15,156               -

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit written are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Corporation currently does not engage in the use of interest rate swaps, futures, forwards, or option contracts.

NOTE 19. EMPLOYEE RETIREMENT PLANS

The Corporation maintains a noncontributory cash balance plan in which substantially all full-time employees are eligible to participate upon the completion of one year of service. The Corporation also maintained a noncontributory pension plan, which was curtailed during 1997 and was terminated in 1999. The excess of plan assets over benefit obligations of the pension plan were transferred to the cash balance plan.

In establishing the amounts reflected in the financial statements, the following significant assumption rates were used:

                                                  1999               1998               1997
----------------------------------------------------------------------------------------------
Discount rate                                     5.25%              6.00%              7.50%
Increase in compensation rate                     5.00%              5.00%              5.00%
Expected long-term rate of return                 6.50%              7.00%              9.00%

The following summary reflects the plan's funded status and the amounts reflected on the Corporation's financial statements. Actuarial present values of benefit obligations at December 31 are:

                                                    1999              1998
-----------------------------------------------------------------------------
Change in Fair Value of Plan Assets:
Balance at beginning of measurement period        $10,389            $13,550
Actual return on plan assets                          284                339
Benefits paid                                      (7,516)            (3,500)
-----------------------------------------------------------------------------

Balance at end of measurement period                3,157             10,389
-----------------------------------------------------------------------------

Change in Benefit Obligation:
Balance at beginning of measurement period          7,676             11,350
Service cost                                          756                626
Interest costs                                         27                576
Actuarial (gains) losses                              388             (1,289)
Termination settlement gain                          (877)                 -
Benefits paid                                      (7,516)            (3,500)
-----------------------------------------------------------------------------

Balance at end of measurement period                  454              7,763
-----------------------------------------------------------------------------

Funded status                                       2,703              2,626
Unrecognized net actuarial loss                        (1)              (802)
-----------------------------------------------------------------------------

Prepaid benefit cost                              $ 2,702            $ 1,824
=============================================================================

Net periodic pension cost (credit) included the following components for the years ended December 31:

                                                        1999               1998              1997
--------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period      $  756             $ 626            $   836
Interest cost on projected benefit obligation             27               576                633
Return on assets                                        (284)             (339)            (1,911)
Net amortization and deferral                              -              (574)               574
Termination settlement gain                             (877)                -                  -
Curtailment effect                                         -                 -              1,066
--------------------------------------------------------------------------------------------------

     Net periodic pension cost (credit)               $ (378)            $ 289            $ 1,198
==================================================================================================


The Corporation also maintains a savings and profit-sharing plan for substantially all full-time employees who have completed one year of service. Employees may voluntarily contribute to the plan. The Corporation's contribution to the plan, which is subject to the discretion of the Board of Directors, cannot exceed 7% of the net income before income taxes. Corporate contributions were $538, $377, and $1,675 during 1999, 1998, and 1997, respectively.

Certain of the Corporation's subsidiaries sponsor an employee stock ownership plan (ESOP) that covers their employees. The subsidiaries make annual contributions to the ESOP equal to the total debt service. The subsidiaries account for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares represented by outstanding debt are reported as unearned ESOP shares in the statement of financial condition. As shares are earned, the subsidiaries report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Contribution expense for the ESOP was $175, $1,418, and $744 for the years ended December 31, 1999, 1998, and 1997. The ESOP shares were as follows as of December 31:

                                                   1999          1998           1997
---------------------------------------------------------------------------------------

Allocated shares                                  263,745       224,466        185,136
Shares released for allocation                      5,405        39,279         39,330
Unearned shares                                         -         5,405         44,684
Less:  Shares distributed to participants        (158,492)            -              -
---------------------------------------------------------------------------------------

Total ESOP shares                                 110,658       269,150        269,150
=======================================================================================
Fair value of unearned shares at December 31,   $       -      $    202       $    812
=======================================================================================


In the case of a distribution of ESOP shares which are not readily tradeable on an established securities market, the plan provides the participant with a put option that complies with the requirements of Section 490(h) of the Internal Revenue Code. The Corporation has classified outside of permanent equity the fair value of earned and unearned ESOP shares (net of the debit balance representing unearned ESOP shares) subject to the put option in accordance with the Securities and Exchange Commission Accounting Series Release #268.

As the result of previous mergers and subsequent amendment of the Corporation's pension and profit-sharing plans to include employees of the other subsidiaries, retirement plans previously maintained by those subsidiaries have been terminated or frozen.

The plans have been amended to comply with requirements of the Employee Retirement Income Security Act of 1974 and the Tax Reform Act of 1986.

NOTE 20. UNAUDITED INTERIM FINANCIAL DATA

During the fourth quarter of 1999, the Corporation incurred the following charges related to a new strategic plan and credit risk assessment of the loan portfolio; $7,800 additional provision for loan and lease losses; $350 of severance pay; $469 of service contract buyout fees; and $699 of impairment losses on the equity security portfolio written down to market.

The following table reflects summarized quarterly data for the periods described (unaudited):

                                                                                                1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                  December          September                June          March
                                                                        31                 30                  30             31
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                                $    42,038       $     40,993         $    40,586    $    40,757
Interest expense                                                    19,422             18,351              18,159         18,625
---------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                             22,616             22,642              22,427         22,132
Provision for loan losses                                            9,247              1,149                 841          1,260
Noninterest income                                                   2,558              4,048               3,220          3,813
Noninterest expense                                                 16,119             15,667              13,760         14,860
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            (192)             9,874              11,046          9,825
Provision for income taxes                                          (1,236)             2,456               3,569          3,120
---------------------------------------------------------------------------------------------------------------------------------
    Net income                                                 $     1,044       $      7,418         $     7,477    $     6,705
=================================================================================================================================
Proforma C Corporation provision for income taxes                   (1,236)             2,456               3,569          3,120
---------------------------------------------------------------------------------------------------------------------------------
    Proforma net income                                        $     1,044       $      7,418         $     7,477    $     6,705
=================================================================================================================================

Earnings per share - Basic                                     $      0.06       $       0.42         $      0.42    $      0.38
Earnings per share - Diluted                                          0.06               0.42                0.42           0.37

Shares - Basic                                                  17,643,367         17,745,481          17,733,154     17,682,413
Shares - Diluted                                                17,733,970         17,830,715          17,798,208     17,752,313

                                                                                             1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                  December          September                June          March
                                                                        31                 30                  30             31
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                                $    41,344        $    43,143         $    42,677    $    39,613
Interest expense                                                    19,872             20,481              20,369         18,158
---------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                             21,472             22,662              22,308         21,455
Provision for loan losses                                            4,144                853               1,744            402
Noninterest income                                                   3,820              4,098               5,037          3,666
Noninterest expense                                                 17,639             18,804              16,214         14,632
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           3,509              7,103               9,387         10,087
Provision for income taxes                                             284              1,911               2,694          3,081
---------------------------------------------------------------------------------------------------------------------------------
    Net income                                                 $     3,225        $     5,192         $     6,693    $     7,006
=================================================================================================================================
Proforma C Corporation provision for income taxes                      231              2,183               2,911          3,307
---------------------------------------------------------------------------------------------------------------------------------
    Proforma net income                                        $     3,278        $     4,920         $     6,476    $     6,780
=================================================================================================================================
Earnings per share - Basic                                     $      0.18        $      0.28         $      0.37    $      0.39
Earnings per share - Diluted                                          0.18               0.28                0.37           0.38

Shares - Basic                                                  17,661,218         17,612,805          17,580,769     17,554,068
Shares - Diluted                                                17,771,036         17,716,524          17,707,792     17,687,254

Note 21. SEGMENT INFORMATION

The Corporation has identified its reportable segments, including the basis of organization along geographic boundaries served by the Corporation. Banking services offered are similar in each geographic area served. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Corporation evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Operating statistics for each reporting segment is as follows:

                              Southwest        Western          Southern         Northern
December 31, 1999              Indiana         Kentucky         Illinois         Kentucky          Total
-----------------------------------------------------------------------------------------------------------
Interest income              $   78,964        $ 24,468         $ 28,167         $ 34,349       $  165,948
Interest expense                 36,051          11,725           12,463           14,317           74,556
-----------------------------------------------------------------------------------------------------------
Net interest income              42,913          12,743           15,704           20,032           91,392
Provision for loan losses         5,605             866            1,466            1,416            9,353
Other income                      8,377           1,834            2,478            2,603           15,292
Other expense                    24,455           7,913           10,945           10,382           53,695
-----------------------------------------------------------------------------------------------------------
Net income before tax            21,230           5,798            5,771           10,837           43,636
Income tax                        5,993           1,548            1,757            3,659           12,957
-----------------------------------------------------------------------------------------------------------
Net income                   $   15,237        $  4,250         $  4,014         $  7,178       $   30,679
===========================================================================================================

Other segment information:
Depreciation and
  amortization               $    2,003        $  1,137         $  2,773         $    700       $    6,613
Segment assets                1,099,969         321,088          416,592          421,485        2,259,134
Expenditures for
  segment assets                  7,066             448              561              180            8,255

                                  Southwest       Western          Southern         Northern
December 31, 1998                  Indiana        Kentucky         Illinois         Kentucky         Total
--------------------------------------------------------------------------------------------------------------
Interest income                 $   78,111        $ 25,091         $ 29,187         $ 35,214       $  167,603
Interest expense                    36,068          13,158           13,492           15,370           78,088
--------------------------------------------------------------------------------------------------------------
Net interest income                 42,043          11,933           15,695           19,844           89,515
Provision for loan losses            5,647             430              261              696            7,034
Other income                         9,806           1,699            2,502            2,711           16,718
Other expense                       24,619           8,753           11,982           11,846           57,200
--------------------------------------------------------------------------------------------------------------
Net income before tax               21,583           4,449            5,954           10,013           41,999
Income tax                           6,875           1,214            1,890            2,018           11,997
--------------------------------------------------------------------------------------------------------------
Net income                      $   14,708        $  3,235         $  4,064         $  7,995       $   30,002
==============================================================================================================

Other segment information:
Depreciation and
  amortization                  $    1,897        $  1,152         $  2,504         $    764       $    6,317
Segment assets                   1,038,167         330,920          437,322          424,116        2,230,525
Expenditures for
  segment assets                     5,659             249              317              507            6,732

                                     Southwest       Western          Southern         Northern
December 31, 1997                     Indiana        Kentucky         Illinois         Kentucky          Total
-----------------------------------------------------------------------------------------------------------------
Interest income                    $   76,235        $ 20,065         $ 19,519         $ 33,663       $  149,482
Interest expense                       35,222           9,696            8,810           14,912           68,640
-----------------------------------------------------------------------------------------------------------------
Net interest income                    41,013          10,369           10,709           18,751           80,842
Provision for loan losses               1,959             155              108              457            2,679
Other income                            8,329           1,422            1,452            2,505           13,708
Other expense                          25,166           6,353            7,110           10,576           49,205
-----------------------------------------------------------------------------------------------------------------
Net income before tax                  22,217           5,283            4,943           10,223           42,666
Income tax                              6,854           1,503            1,096            2,384           11,837
-----------------------------------------------------------------------------------------------------------------
Net income                         $   15,363        $  3,780         $  3,847         $  7,839       $   30,829
=================================================================================================================

Other segment information:
Depreciation and
  amortization                     $    1,695        $    377         $    780         $    712       $    3,564
Segment assets                      1,006,442         275,952          305,925          407,987        1,996,306
Expenditures for
  segment assets                       11,273             419              365            1,070           13,127


A reconciliation of revenues, net income, and assets of the reported segments to the consolidated financial statements is as follows:

                                                         1999             1998             1997
--------------------------------------------------------------------------------------------------
Net interest income:
Total net interest income for reportable segments   $    91,392      $    89,515      $    80,842
Non-bank entities                                        (1,575)          (1,618)             498
Eliminations                                                  -                -               (2)
--------------------------------------------------------------------------------------------------
Total consolidated net interest income              $    89,817      $    87,897      $    81,338
==================================================================================================

Net income:
Total net income for reportable segments            $    30,679      $    30,002      $    30,829
Non-bank entities                                        (8,035)          (7,886)          (2,661)
Eliminations                                                  -                -                -
--------------------------------------------------------------------------------------------------
Total consolidated net income                       $    22,644      $    22,116      $    28,168
==================================================================================================

Assets:
Total assets for reportable segments                $ 2,259,134      $ 2,230,525      $ 1,996,306
Non-bank entities                                        87,272           99,457           45,364
Eliminations                                           (142,929)        (134,758)         (56,492)
--------------------------------------------------------------------------------------------------
Total consolidated assets                           $ 2,203,477      $ 2,195,224      $ 1,985,178
==================================================================================================


NOTE 22. FINANCIAL INFORMATION OF PARENT COMPANY

The principal source of income for National City Bancshares, Inc. is dividends from its subsidiary banks. Banking regulations impose restrictions on the ability of subsidiaries to pay dividends to the Corporation. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels.

Condensed financial data for National City Bancshares, Inc. (parent company only) follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                       1999              1998
----------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                          $ 15,199          $ 23,246
Investment in subsidiaries                                          238,151           232,909
Securities available for sale                                         1,473             3,966
Nonmarketable equity securities                                         205               322
Property and equipment                                                1,520             1,447
Other assets                                                         11,205             8,381
----------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                   $267,753         $ 270,271
==============================================================================================

LIABILITIES
Other borrowings                                                   $ 35,567          $ 35,619
Dividends payable                                                     3,679             3,368
Other liabilities                                                     2,639             2,961
----------------------------------------------------------------------------------------------
    Total liabilities                                                41,885            41,948

Common stock owned by ESOP (subject to put option)                    2,780            10,043

SHAREHOLDERS' EQUITY
Common stock                                                         17,518            16,842
Capital surplus                                                     138,893           123,561
Retained earnings                                                    71,299            83,536
Accumulated other comprehensive income (loss)                        (1,842)            4,436
Unearned employee stock ownership plan shares                             -               (52)
Common stock owned by ESOP (subject to put option)                   (2,780)          (10,043)
----------------------------------------------------------------------------------------------
    Total shareholders' equity                                      223,088           218,280
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $267,753         $ 270,271
==============================================================================================


CONDENSED STATEMENTS OF INCOME

                                                                         1999              1998           1997
----------------------------------------------------------------------------------------------------------------
Dividends from subsidiaries                                           $ 19,850        $ 39,744         $ 24,503
Other income                                                             6,300           5,854            5,554
----------------------------------------------------------------------------------------------------------------
    Total income                                                        26,150          45,598           30,057

Interest expense                                                         2,847           2,433              174
Other expenses                                                          13,444          15,286            8,197
----------------------------------------------------------------------------------------------------------------
    Total expenses                                                      16,291          17,719            8,371
----------------------------------------------------------------------------------------------------------------

Income before income taxes and equity in
    undistributed earnings of subsidiaries                               9,859          27,879           21,686

Income tax benefit                                                       3,789           4,008              709
----------------------------------------------------------------------------------------------------------------
Income before equity in undistributed earnings of subsidiaries          13,648          31,887           22,395

Equity in undistributed earnings of subsidiaries                         8,996          (9,771)           5,773
----------------------------------------------------------------------------------------------------------------
Net income                                                            $ 22,644        $ 22,116         $ 28,168
================================================================================================================



CONDENSED STATEMENT OF COMPREHENSIVE INCOME

                                                                                       1999              1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Proforma net income                                                                    $22,644          $21,454           $27,474

Other comprehensive income, net of tax:

    Unrealized gain (loss) arising in period                                            (7,124)             597             4,824
    Reclassification of realized amounts                                                   846             (696)             (493)
----------------------------------------------------------------------------------------------------------------------------------

Net unrealized gain (loss), recognized in other comprehensive income                    (6,278)             (99)            4,331
----------------------------------------------------------------------------------------------------------------------------------

Proforma comprehensive income                                                          $16,366          $21,355           $31,805
==================================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                  Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             1999          1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $ 22,644      $ 22,116       $ 28,168
Adjustments to reconcile net income to
   Net cash provided by operating activities:
   Amortization and depreciation                                                                1,185           702            546
   Employee benefit expenses                                                                      482         2,017            744
   Undistributed earnings of subsidiaries                                                      (8,996)        9,771         (5,773)
   Securities (gains) losses                                                                    1,240          (103)          (479)
   (Gain) loss on sale of premises and equipment                                                    -           (16)             -
   (Decrease) increase in deferred taxes                                                          (92)         (391)           847
   (Increase) decrease in other assets                                                         (3,574)       (2,502)        (1,768)
   (Decrease) increase in other liabilities                                                      (603)        1,246            467
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash flows provided by operating activities                                           12,286        32,840         22,752
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                                            2,144           848            940
Proceeds from sales of nonmarketable equity securities                                            152             -            804
Purchases of securities available for sale                                                         (3)       (5,484)          (650)
Purchases of nonmarketable equity securities                                                        -             -           (185)
Payments on notes receivable                                                                        -           243             57
Capital expenditures                                                                             (542)         (866)          (459)
Proceeds from sale of premises and equipment                                                        -            70             17
Investment in subsidiaries                                                                     (3,074)      (33,359)        (6,654)
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) investing activities                                   (1,323)      (38,548)        (6,130)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                (13,496)      (11,470)        (9,840)
Proceeds from other borrowings                                                                      -        68,067          1,000
Payments on other borrowings                                                                      (52)      (35,322)        (1,155)
Repurchase of common stock                                                                     (6,690)       (1,385)       (16,673)
Sale of common stock                                                                                -         1,185          1,705
Proceeds from exercise of stock options                                                         1,228         1,726            685
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) financing activities                                  (19,010)       22,801        (24,278)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           (8,047)       17,093         (7,656)
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                               23,246         6,153         13,809
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $ 15,199      $ 23,246        $ 6,153
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

Change in unrealized gain (loss) on securities available for sale, net                       $    924      $   (990)       $ 4,122
Common stock issued in acquisition of subsidiary                                                    -             -         15,949

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the heading "Election of Directors and Information with Respect to Directors and Officers" and also the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" in the Corporation's Proxy Statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" in the Corporation's Proxy Statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" in the Corporation's Proxy Statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of Form 10-K

1.       Financial Statements

         Independent Auditor's Report
         Consolidated Statements of Financial Position at December 31, 1999 and
           1998
         Consolidated Statements of Income for the years ended December 31,
           1999, 1998, and 1997
         Consolidated Statements of Comprehensive Income for the years ended
           December 31, 1999, 1998, and 1997
         Consolidated Statements of Cash Flows for the years ended December 31,
           1999, 1998, and 1997
         Consolidated Statements of Changes in Shareholders' Equity for the
           years ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

         The following reports of accountants on financial statements of certain entities acquired by the Corporation are included as pages 73 through 76 of this report.

         Report of Crowe, Chizek & Company LLP dated February 25, 1998, on their audit of the consolidated balance sheets of Progressive Bancshares, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.

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

         Report of Grey Hunter Stenn LLP dated June 8, 1998, on their audit of the consolidated balance sheets of 1st Bancorp Vienna, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the two years ended December 31, 1997 and 1996.

         All other schedules are omitted because they are not applicable for not required information is included in the consolidated financial statements or related notes.

3.       Exhibits

         The exhibits listed on the Exhibit Index on pages 71 and 72 are incorporated by reference.

         Reports on Form 8-K

         The Corporation filed no reports on Form 8-K during the last quarter of the year ended December 31, 1999.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                   NATIONAL CITY BANCSHARES, INC.

                   /s/ MICHAEL T. VEA                             3/27/2000
                   -----------------------------------------      ---------
                   Michael T. Vea                                 Date
                   Chairman of the Board, Chief Executive
                   Officer and President

                   /s/ JAMES E. ADAMS                             3/27/2000
                   -----------------------------------------      ---------
                   James E. Adams                                 Date
                   Executive Vice President, Chief
                   Financial Officer and Secretary
                   ("Principal Financial and Accounting
                   Officer")

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  /s/ JANICE L. BEESLEY                          3/27/2000
                  ------------------------------------------     ---------
                  Janice L. Beesley                              Date
                  Director

                  /s/ BEN L. CUNDIFF                             3/27/2000
                  ------------------------------------------     ---------
                  Ben L. Cundiff                                 Date
                  Director

                  /s/ SUSANNE R. EMGE                            3/27/2000
                  ------------------------------------------     ---------
                  Susanne R. Emge                                Date
                  Director

                  /s/ DONALD G. HARRIS                           3/27/2000
                  ------------------------------------------     ---------
                  Donald G. Harris                               Date
                  Director

                  /s/ H. RAY HOOPS                               3/27/2000
                  ------------------------------------------     ---------
                  H. Ray Hoops                                   Date
                  Director

                  /s/ ROBERT A. KEIL                             3/27/2000
                  ------------------------------------------     ---------
                  Robert A. Keil                                 Date
                  Director

                  /s/ JOHN D. LIPPERT                            3/27/2000
                  ------------------------------------------     ---------
                  John D. Lippert                                Date
                  Director

                  /s/ GEORGE D. MARTIN                           3/27/2000
                  ------------------------------------------     ---------
                  George D. Martin                               Date
                  Director

                  /s/ RONALD G. REHERMAN                         3/27/2000
                  ------------------------------------------     ---------
                  Ronald G. Reherman                             Date
                  Director

                  /s/ LAURENCE R. STEENBERG                      3/27/2000
                  ------------------------------------------     ---------
                  Laurence R. Steenberg                          Date
                  Director

                  /s/ ROBERT D. VANCE                            3/27/2000
                  ------------------------------------------     ---------
                  Robert D. Vance                                Date
                  Director

                  /s/ MICHAEL T. VEA                             3/27/2000
                  ------------------------------------------     ---------
                  Michael T. Vea                                 Date
                  Chairman, CEO, President and Director

                  /s/ RICHARD F. WELP                            3/27/2000
                  ------------------------------------------     ---------
                  Richard F. Welp                                Date
                  Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
     3 (i)    Articles of Incorporation (incorporated by reference to Exhibit 3
              (i) on Form 10-Q dated March 31, 1999)

     3 (ii) By-Laws (incorporated by reference to Exhibit 3 (ii) on Form 10-Q dated March 31, 1999)

    10 (a)    Term Loan Agreement, dated as of June 26, 1996 between Twenty-One
              Southeast Third Corporation, National City Bancshares, Inc. and
              The Northern Trust Company (incorporated by reference to Exhibit
              10 (a) to Quarterly Report on Form 10-Q for the period ending June
              30, 1996)

    10 (b)*   Incentive Stock Option Plan (incorporated by reference to Exhibit
              10 (b) to Quarterly Report on Form 10-Q for the period ending June
              30, 1996)

    10 (c)*   Incentive Stock Option Plan, First Amendment, dated as of December
              18, 1996 (incorporated by reference to Exhibit 10 (c) to Annual
              Report on Form 10-K for the fiscal year ended December 31, 1996)

    10 (d)*   Incentive Stock Option Plan, Second Amendment, dated as of March
              19, 1997 (incorporated by reference to Exhibit 10 (d) to Annual
              Report on Form 10-K for the fiscal year ended December 31, 1996)

    10 (e)*   1999 Stock Option and Incentive Plan (incorporated by reference to
              Exhibit A to Definitive Proxy Materials filed April 24, 1999)

    10 (f)    Term Loan Agreement, First Amendment, dated as of January 31, 1997
              (incorporated by reference to Exhibit 10 (f) to Annual Report on
              Form 10-K for the fiscal year ended December 31, 1996)

    10 (g)    Credit Agreement dated December 22, 1997 between National City
              Bancshares, Inc. and NBD Bank (incorporated by reference to Exhibit 10(g)
              to Annual Report on Form 10-K for the year ended December 31, 1997)

    10 (h)    Amendment to Credit Agreement dated January 22, 1998 (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 1997)

    10 (i)* Termination Benefits Agreements dated as of September 16, 1998, between National City Bancshares, Inc. and Robert A. Keil
              (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ending September 30, 1998)

    10 (j)* Termination Benefits Agreements dated as of September 16, 1998, between National City Bancshares, Inc. and Curtis D. Ritterling.
              (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ending September 30, 1998)

    10 (k)* Termination Benefits Agreements dated as of September 16, 1998, between National City Bancshares, Inc. and Stephen C. Byelick, Jr.
              (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ending September 30, 1998)

    10 (l)* Deferred Excess Benefit Agreement dated as of January 8, 1999, between National City Bancshares, Inc. and Robert A. Keil
              (incorporated by reference to Exhibit 10(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

    10 (m)*   Contract of Employment dated August 23, 1999, between National
              City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

    10 (n)* Nonqualified Stock Option Agreement dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea
              (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

    10 (o)*   Nonqualified Stock Option Agreement (Non Plan) dated September 7,
              1999, between National City Bancshares, Inc. and Michael T. Vea
              (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

    10 (p)*   Termination Benefits Agreement dated December 15, 1999, between
              National City Bancshares, Inc. and James E. Adams

    10 (q)*   Termination Benefits Agreement dated December 15, 1999, between
              National City Bancshares, Inc. and John D. Crumrine

    10 (r)*   Consulting Agreement dated December 21, 1999, between National
              City Bancshares, Inc and Robert A. Keil

    10 (s)*   Termination Benefits Agreement dated December 31, 1999, between
              National City Bancshares, Inc. and D. Michael Kramer

                                  EXHIBIT INDEX
                                   (continued)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

    21        Subsidiaries of the Registrant

    23 (a)    Consent of PricewaterhouseCoopers LLP

    23 (b)    Consent of Crowe, Chizek and Company LLP

    23 (c)    Consent of Sherman, Barber, & Millikin

    23 (d)    Consent of Thurman, Campbell & Co.

    23 (e)    Consent of Gray Hunter Stenn LLP

    27        Financial Data Schedule.

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



/s/ CROWE, CHIZEK & COMPANY LLP
-------------------------------
Lexington, Kentucky
February 25, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1sr Bancorp Vienna, Inc. and Subsidiary at December 31, 1997, and the results of their operations and their cash flows for the two years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



/s/ GRAY, HUNTER & STENN
------------------------
Marion, Illinois
June 8, 1998