Form 10-Q
period 2000-03-31
NATIONAL CITY BANCSHARES INC
filed 2000-05-15
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to                .
                                           ---------------    ---------------

Commission file number:  0-13585


                         NATIONAL CITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          INDIANA                                              35-1632155
  (State or other jurisdiction                               (I.R.S. Employee
of incorporation or organization)                            Identification No.)

  PO BOX 868, EVANSVILLE, INDIANA                               47705-0868
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                      OUTSTANDING AT May 4, 2000
(Common stock, $1.00 Stated Value)                            17,450,254

                         NATIONAL CITY BANCSHARES, INC.

                                      INDEX


                         PART 1 - FINANCIAL INFORMATION


                                                                                 PAGE NO.
Item 1.        Unaudited Financial Statements

               Condensed Consolidated Statements of Financial Position
               March 31, 2000, December 31, 1999, and March 31, 1999                3

               Condensed Consolidated Statements of Income
               Three Months Ended March 31, 2000 and 1999                           4

               Condensed Consolidated Statements of Comprehensive Income
               Three Months Ended March 31, 2000 and 1999                           5

               Condensed Consolidated Statements of Cash Flows-
               Three Months Ended March 31, 2000 and 1999                           6

               Notes to Consolidated Financial Statements                           7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 11

Item 3.        Qualitative and Quantitative Disclosures about Market Risk          14



                           PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                    14


               Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements


                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
        Unaudited Condensed Consolidated Statements of Financial Position
               (Dollar Amounts Other Than Share Data in Thousands)



                                                                          March 31,    December 31,     March 31,
                                                                            2000           1999            1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $    48,479    $    72,935    $    52,783
Federal funds sold                                                            6,016            748            311
Securities available for sale                                               431,334        332,359        359,882
Loans                                                                     1,695,881      1,700,833      1,617,193
Less:  Allowance for loan losses                                            (25,406)       (25,155)       (18,371)
-------------------------------------------------------------------------------------------------------------------
    Loans-net                                                             1,670,475      1,675,678      1,598,822
Premises and equipment, net                                                  45,477         45,393         46,488
Intangible assets                                                            35,631         36,522         39,266
Other assets                                                                 52,617         39,842         31,869
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $ 2,290,029    $ 2,203,477    $ 2,129,421
===================================================================================================================

LIABILITIES
Deposits:
    Noninterest-bearing demand                                          $   185,258    $   207,782    $   225,984
    Interest-bearing savings and time                                     1,507,985      1,486,879      1,450,640
-------------------------------------------------------------------------------------------------------------------
      Total deposits                                                      1,693,243      1,694,661      1,676,624
Short-term borrowings                                                        86,804         89,989         32,134
Other borrowings                                                            225,213        138,371        133,112
Guaranteed preferred beneficial interests in the
    Corporation's subordinated debentures                                    34,500         34,500         34,500
Other liabilities                                                            21,917         20,088         22,171
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                     2,061,677      1,977,609      1,898,541

COMMON STOCK OWNED BY ESOP(subject to put option)                              --            2,780          4,551

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
    None outstanding
Common stock - $1.00 stated value:

                          3/31/00       12/31/99     3/31/99
                          -------       --------     -------
    Shares authorized    29,000,000    29,000,000   29,000,000
    Shares outstanding   17,459,254    17,518,117   17,687,818               17,459         17,518         17,688
Capital surplus                                                             137,118        138,893        144,020
Retained earnings                                                            75,492         71,299         65,685
Accumulated other comprehensive income                                       (1,717)        (1,842)         3,520
Unearned employee stock ownership plan shares                                  --             --              (33)
Common stock owned by ESOP(subject to put option)                              --           (2,780)        (4,551)
-------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                              228,352        223,088        226,329
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 2,290,029    $ 2,203,477    $ 2,129,421
===================================================================================================================




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
              Unaudited Condensed Consolidated Statements of Income
               (Dollar Amounts Other Than Share Data in Thousands)



                                                                   Three Months Ended
                                                                        March 31,
------------------------------------------------------------------------------------------
                                                                  2000             1999
------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                      $ 36,812         $ 35,478
Interest and dividends on securities                               5,270            5,019
Interest on federal funds sold                                       175              215
Interest on other investments                                          9               45
------------------------------------------------------------------------------------------
    Total interest income                                         42,266           40,757

INTEREST EXPENSE
Interest on deposits                                              16,303           15,517
Interest on funds borrowed                                         3,982            3,108
------------------------------------------------------------------------------------------
    Total interest expense                                        20,285           18,625

NET INTEREST INCOME                                               21,981           22,132
Provision for loan losses                                          1,050            1,260
------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses                                     20,931           20,872

NONINTEREST INCOME
Trust income                                                         544              520
Service charges on deposit accounts                                1,784            1,828
Other service charges and fees                                     1,140            1,039
Securities gains (losses)                                            (37)               3
Other                                                              1,979              423
------------------------------------------------------------------------------------------
    Total noninterest income                                       5,410            3,813

NONINTEREST EXPENSE
Salaries, wages and other employee benefits                        7,852            7,462
Occupancy expense                                                    904              872
Furniture and equipment expense                                      974            1,042
Amortization of intangibles                                          890              918
Other                                                              4,212            4,566
------------------------------------------------------------------------------------------
    Total noninterest expense                                     14,832           14,860
------------------------------------------------------------------------------------------

Income before income taxes                                        11,509            9,825
Income taxes                                                       3,627            3,120
------------------------------------------------------------------------------------------

NET INCOME                                                       $ 7,882          $ 6,705
==========================================================================================

Earnings per share:
    Basic                                                         $ 0.45           $ 0.38
    Diluted                                                       $ 0.45           $ 0.37
Weighted average shares outstanding:
    Basic                                                     17,492,103       17,682,413
    Diluted                                                   17,533,665       17,752,313

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
       Unaudited Condensed Consolidated Statements of Comprehensive Income
                          (Dollar Amounts in Thousands)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                               2000           1999
-----------------------------------------------------------------------------------------------------
Net income                                                                     $ 7,882       $ 6,705

Other comprehensive income, net of tax:

    Unrealized gain (loss) arising in period                                       103          (914)
    Reclassification of realized amounts                                            22            (2)
-----------------------------------------------------------------------------------------------------

Net unrealized gain (loss), recognized in other comprehensive income               125          (916)
-----------------------------------------------------------------------------------------------------

Comprehensive income                                                           $ 8,007       $ 5,789
=====================================================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)


                                                                         Three Months Ended
                                                                             March 31,
-----------------------------------------------------------------------------------------------
                                                                           2000         1999
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    $  16,322    $  11,587
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits in banks                      --            142
Proceeds from matured securities available for sale                         8,405       26,667
Proceeds from sales of securities available for sale                       20,779         --
Proceeds from called investments                                            3,282        8,157
Purchases of securities available for sale                               (131,165)     (30,412)
(Increase) decrease in federal funds sold                                  (5,268)      10,120
Decrease in loans made to customers                                         4,168       29,771
Increase in cash surrender value life insurance                           (16,900)         (15)
Increase in other investments                                                --         (1,066)
Capital expenditures                                                       (1,021)        (808)
Proceeds from sale of premises and equipment                                  187           25
Proceeds from sale of other real estate owned                                  29          236
-----------------------------------------------------------------------------------------------
    Net cash flows (used in) provided by investing activities            (117,504)      42,817
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                   (1,418)     (57,961)
Net decrease in short-term borrowings                                      (3,185)      (1,248)
Proceeds from other borrowings                                            120,000           90
Payments on other borrowings                                              (33,158)      (6,523)
Dividends paid                                                             (3,679)      (3,368)
Repurchase of common stock                                                 (2,681)        --
Proceeds from exercise of stock options                                       847         --
-----------------------------------------------------------------------------------------------
    Net cash flows provided by (used in) financing activities              76,726      (69,010)
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (24,456)     (14,606)
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                           72,935       67,389
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $  48,479    $  52,783
===============================================================================================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in allowance for unrealized
    loss on securities available for sale                               $     235    $  (1,505)
(Increase) decrease in deferred taxes attributable
    to securities available for sale                                         (110)         590
Other real estate acquired in settlement of loans                             485          209


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 NATIONAL CITY BANCSHARES, INC. and Subsidiaries

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of National City Bancshares, Inc. and its subsidiaries (collectively, the "Corporation"). At March 31, 2000, the Corporation had as subsidiaries, twelve commercial banks, a leasing corporation, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1999 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

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


NOTE 2

The Corporation and its subsidiaries are parties to legal actions that arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

In the normal course of business, there are outstanding various other commitments and contingent liabilities that are not reflected in the accompanying financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

                                                     3/31/00          12/31/99
-------------------------------------------------------------------------------
Standby letters of credit                           $  14,719       $  15,156
Commitments to extend credit                        $ 276,915       $ 281,074


NOTE 3

A five percent stock dividend was paid December 7, 1999 to shareholders of record November 21, 1999. All weighted average shares and per share data presented herein have been restated for the effects of this stock dividend.

NOTE 4

The calculation of net earnings per share as of March 31 is summarized as follows:


                                                      2000             1999
-------------------------------------------------------------------------------
Net income                                        $ 7,882,000      $ 6,705,000
Basic earnings per share:
Weighted average shares outstanding                17,492,103       17,682,413
Basic earnings per share                          $      0.45      $      0.38

Diluted earnings per share:
Weighted average shares outstanding                17,492,103       17,682,413
Common stock equivalents due to stock options          41,562           69,900
Adjusted shares outstanding                        17,533,665       17,752,313
Diluted earnings per share                        $      0.45      $      0.37


NOTE 5

The following table shows the schedule of dividends declared for the three months ending March 31, 2000 and 1999, respectively:


                 DATE                 RECORD          DATE       DIVIDEND
2000             DECLARED             DATE            PAID       PAID
-------------------------------------------------------------------------
                 February 16          March 21        April 7    $0.21


                 DATE                 RECORD          DATE       DIVIDEND
1999             DECLARED             DATE            PAID       PAID
-------------------------------------------------------------------------

                 February 17          March 21        April 7    $0.1905

NOTE 6

The Corporation has identified its reportable segments on the basis of the geographic areas served by the Corporation. Banking services offered are similar in each geographic area served. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation's annual report for the year ended December 31, 1999. The Corporation evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Operating statistics for each reporting segment are as follows:


                                         Southwest        Western     Southern    Northern
March 31, 2000                             Indiana       Kentucky     Illinois    Kentucky     Total
--------------------------------------------------------------------------------------------------------
Interest income                           $   20,943   $    6,371   $    6,791   $    8,727   $   42,832
Interest expense                              10,448        3,077        2,993        3,799       20,317
--------------------------------------------------------------------------------------------------------
Net interest income                           10,495        3,294        3,798        4,928       22,515
Provision for loan losses                        660           49          139          199        1,047
Other income                                   3,845          478          615          608        5,546
Other expense                                  6,771        2,093        2,721        2,547       14,132
--------------------------------------------------------------------------------------------------------
Net income before tax                          6,909        1,630        1,553        2,790       12,882
Income tax                                     2,253         465          512           952        4,182
--------------------------------------------------------------------------------------------------------
Net income                                $    4,656   $    1,165   $    1,041   $    1,838   $    8,700
========================================================================================================

Other segment information:
Depreciation and
  amortization                            $      492   $      293   $      681   $      120   $    1,586
Segment assets                             1,165,158      323,515      407,686      422,807    2,319,166
Expenditures for
  segment assets                                 594         --           --           --            594



                                           Southwest      Western     Southern     Northern
March 31, 1999                               Indiana     Kentucky     Illinois     Kentucky        Total
--------------------------------------------------------------------------------------------------------
Interest income                           $   19,491   $    6,194   $    7,079   $    8,369   $   41,133
Interest expense                               8,710        3,043        3,288        3,547       18,588
--------------------------------------------------------------------------------------------------------
Net interest income                           10,781        3,151        3,791        4,822       22,545
Provision for loan losses                        720          327           38          127        1,212
Other income                                   2,134          415          642          662        3,853
Other expense                                  5,874        1,918        2,779        2,549       13,120
--------------------------------------------------------------------------------------------------------
Net income before tax                          6,321        1,321        1,616        2,808       12,066
Income tax                                     2,106          359          537          952        3,954
--------------------------------------------------------------------------------------------------------
Net income                                $    4,215   $      962   $    1,079   $    1,856   $    8,112
========================================================================================================

Other segment information:
Depreciation and
  amortization                            $      511   $      277   $      709   $      184   $    1,681
Segment assets                             1,016,166      319,511      430,660      413,200    2,179,537
Expenditures for
  segment assets                                 318          259           30           48          655



A reconciliation of revenues, net income, and assets of the reported segments to the consolidated financial statements is as follows:



                                                         2000          1999
--------------------------------------------------------------------------------
Net interest income:
Total net interest income for reportable segments   $    22,515    $    22,545
Non-bank entities                                          (534)          (413)
Eliminations                                               --             --
--------------------------------------------------------------------------------
    Total consolidated net interest income          $    21,981    $    22,132
================================================================================

Net income:
Total net income for reportable segments            $     8,700    $     8,112
Non-bank entities                                          (818)        (1,407)
Eliminations                                               --             --
--------------------------------------------------------------------------------
    Total consolidated net income                   $     7,882    $     6,705
================================================================================

Assets:
Total assets for reportable segments                $ 2,319,166    $ 2,179,537
Non-bank entities                                        93,392         97,934
Eliminations                                           (122,529)      (148,050)
--------------------------------------------------------------------------------
    Total consolidated assets                       $ 2,290,029    $ 2,129,421
================================================================================


NOTE 7

A subsidiary of the Corporation sponsored an employee stock ownership plan
(ESOP) that covered certain eligible employees. During the first quarter of 2000, the Corporation made the final distribution of all shares from the ESOP and closed out the plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of National City Bancshares, Inc. and its subsidiaries as presented in the condensed consolidated financial statements and related notes included in this report. The text of this review is supplemented with various financial data and statistics. All information has been restated to include bank acquisitions accounted for using the pooling of interests method and to give effect to all stock dividends. Unless otherwise noted all dollar amounts other than per share data are in thousands (000's).

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

The Corporation has not made any acquisitions since January 1, 2000; however management evaluates acquisition opportunities as they arise. The Corporation has devoted significant resources in 2000 towards the combination of its twelve banking subsidiaries into one bank under the name Integra. This project is expected to be completed in three phases commencing May 19, 2000 with an anticipated completion date by the end of the third quarter of 2000. It is anticipated that the Corporation will incur total costs of approximately $1.8 million in connection with the consolidation and name change.

NET INCOME

Net income for the quarter ended March 31, 2000 was $7,882 compared to $6,705 in the first quarter of 2000, an increase of $1,117, or 17.6%. Basic earnings per share for the first quarter were $0.45 in 2000 compared to $0.38 in 1999. Earnings per share on a diluted basis for the first quarter were $0.45 in 2000 compared to $0.37 in 1999.

The weighted average number of shares outstanding was 17,492,103 and 17,682,413 for the three months ended March 31, 2000, and 1999, respectively. The weighted average number of shares outstanding, assuming dilution, was 17,533,665 and 17,752,313 for the three months ended March 31, 2000 and 1999, respectively.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, for the quarter ended March 31, 2000 was $23,429, reflecting a decrease of $272 or 1.2% over the same period in 1999. The net interest margin decreased 23 basis points from 4.79% in the first quarter of 1999 to 4.56% in the first quarter of 2000. The decrease in net interest margin was primarily due to a higher cost of borrowing.

Average earning assets, for the first quarter of 2000, increased $64,035, or 3.2% over the same period last year. Gross loans increased an average of $82,785, or 5.1%; average securities decreased $2,303, or 0.6%; and average federal funds sold decreased $15,092, or 53.7%. Average interest-bearing liabilities for the first quarter of 2000 increased $101,332, or 6.1%. Average interest-bearing deposits increased $54,324, or 3.7%, and average borrowings increased $47,008, or 22.5%, compared to the same period last year.

NONINTEREST INCOME

Noninterest income, excluding gains or losses on securities transactions, totaled $5,447 and $3,810 for the first three months in 2000 and 1999, respectively. During the first quarter of 2000, the Corporation sold its mortgage loan investor servicing rights and recognized a gain of $1,816, compared with loan gains and other non-recurring items of $429 during the first quarter of 1999.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2000 totaled $14,832, a decrease of $28, or 0.2%, compared to the prior year. Upward pressures on expense categories, such as salaries and consolidation costs, were offset through cost control measures implemented in other expense categories.

NON-PERFORMING ASSETS

Non-performing assets consist of nonaccrual loans, restructured loans, loans past due 90 days or more, and other real estate owned. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectibility of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans where the terms have been changed to provide a reduction or deferral of principal or interest because of the borrower's financial position. Past-due loans are loans that are continuing to accrue interest but are contractually past due ninety days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity, or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms.

Listed below is a comparison of non-performing assets.



                                       3/31/00         12/31/99         3/31/99
--------------------------------------------------------------------------------
Non-performing loans:

    Nonaccrual                        $ 31,224         $ 32,025         $ 9,941
    Restructured                         1,260            1,275           1,429
    90 days past due                     2,512            1,629           1,375
--------------------------------------------------------------------------------
      Total non-performing loans        34,996           34,929          12,745

Other real estate owned                  1,075              936             677
--------------------------------------------------------------------------------
      Total non-performing assets     $ 36,071         $ 35,865        $ 13,422
================================================================================


The Corporation monitors credit quality through a periodic review and analysis of each subsidiary bank's loan portfolio. On a quarterly basis, the Corporation's credit administration department performs an evaluation of the adequacy of its allowance for loan losses. The evaluation includes an analysis of past due loans, loans criticized during regulatory examinations, internally classified loans, delinquency trends, and other relevant factors. The results of these evaluations are used by the Corporation to determine the adequacy of the consolidated allowance for loan losses.

PROVISION FOR LOAN LOSSES

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

The provision for loan losses totaled $1,050 for the first three months of 2000, a decrease of $210 from the $1,260 provided in the first three months of 1999. During the fourth quarter of 1999, management centralized the process for evaluating the adequacy of the allowance for loan losses. As part of this process, and also in response to unfavorable trends in delinquencies and non-performing assets, the Corporation performed an extensive credit risk assessment of the Corporation's loan portfolio. The results of this assessment revealed the need to increase the allowance for loan losses by $7,800 during the fourth quarter of 1999. At March 31, 2000, the allowance for loan losses as a percentage of loans was 1.50% compared to 1.14% for the same period last year. The allowance for loan losses to non-performing loans at March 31 was 72.6% in 2000 and 144.1% in 1999.

FINANCIAL POSITION

During the first three months of 2000 cash and cash equivalents decreased $24,456, or 33.5%, and federal funds sold increased $5,268, or 704.3%, from December 31, 1999.

Total investment securities increased $98,975, or 29.8%, from the year ended 1999. The increase was primarily in mortgage-backed securities as the Corporation has continually worked on improving its liquidity position. Mortgage-backed securities increased $95,195, or 210.2%, from year end. This growth was accomplished through increased borrowings and the reductions in the tax-exempt municipal securities holdings.

Amortized cost and fair values of securities available for sale at March 31, 2000 are as follows:

                                                      Gross          Gross
                                        Amortized   Unrealized    Unrealized      Fair
                                          Cost        Gains         Losses        Value
-----------------------------------------------------------------------------------------
U.S. Government and agency securities   $ 86,321   $     14       $  1,250       $ 85,085
Taxable municipals                         2,424          8             36          2,396
Tax-exempt municipals                    172,236      1,416          1,992        171,660
Corporate securities                       8,715         65            198          8,582
Mortgage-backed securities               141,116        357            995        140,478
Trust preferred securities                 4,000       --             --            4,000
Equity securities                         19,133       --             --           19,133
-----------------------------------------------------------------------------------------
    Total available for sale            $433,945   $  1,860       $  4,471       $431,334
=========================================================================================


LOANS

Total loans at March 31, 2000, were $1,695,881 compared to $1,700,833 at December 31, 1999, reflecting a decrease of $4,952 or 0.3%.

DEPOSITS

Total deposits decreased $1,418, or 0.1%, to $1,693,243 at March 31, 2000, from $1,694,661 at December 31, 1999. Total noninterest bearing deposits decreased $22,524, or 10.8%, and interest-bearing deposits increased $21,106, or 1.4%, during the three months ended March 31, 2000.

OTHER BORROWINGS

Other borrowings at March 31, 2000 were $225,213, reflecting an increase of $86,842, or 62.7%, over the corresponding balance at December 31, 1999. The increase, primarily fixed rate Federal Home Loan Bank advances, was a result of the Corporation's interest rate risk management program and to fund asset growth.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary bank, have capital ratios that substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.


                                        Minimum
                                       Requirements   3/31/00    12/31/99     3/31/99
----------------------------------------------------------------------------------------
Tier 1 capital to risk-based assets        4.00%      13.83%      13.78%      14.08%

Total capital to risk-based assets         8.00%      15.08%      15.04%      15.24%

Tangible equity to tangible assets         3.00%      10.50%      10.47%       8.95%


IMPACT OF ACCOUNTING PRONOUNCEMENTS

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposure during the quarter that effected the quantitative and qualitative disclosures presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.


PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

  27          Financial Data Schedule (Electronic Filing Only)


REPORTS ON FORM 8-K

The Corporation filed no reports on Form 8-K during the current quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NATIONAL CITY BANCSHARES, INC.

                   /s/ JAMES E. ADAMS                       5/12/2000
                   -----------------------------------      --------------------
                   James E. Adams                           Date
                   Executive Vice President, Chief
                   Financial Officer and Secretary
                   (Principal Financial and
                   Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
--------------             ----------------------

      27                   Financial Data Schedule (Electronic Filing Only)