Form 10-Q
period 2000-06-30
INTEGRA BANK CORP
filed 2000-08-14
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to                      .
                               ----------------------    ----------------------

Commission file number:  0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

            INDIANA                                      35-1632155
  (State or other jurisdiction                        (I.R.S. Employee
of incorporation or organization)                     Identification No.)


   PO BOX 868, EVANSVILLE, INDIANA                       47705-0868
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677

                         NATIONAL CITY BANCSHARES, INC.
                   (Former name if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                          OUTSTANDING AT August 10, 2000
(Common stock, $1.00 Stated Value)                      17,369,478

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                      PAGE NO.

Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial
         position-June 30, 2000, December 31, 1999,
         and June 30, 1999                                              3

         Condensed consolidated statements of income
         three months and six months ended June 30, 2000
         and 1999                                                       4

         Condensed consolidated statements of comprehensive
         income-three and six months ended June 30, 2000
         and 1999                                                       5

         Condensed consolidated statements of cash flows-six months
         ended June 30, 2000 and 1999                                   6

         Notes to condensed consolidated financial statements           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     16


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 6.  Exhibits and Reports on Form 8-K                               17


                                   SIGNATURES                           17

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

                    INTEGRA BANK CORPORATION and Subsidiaries
       Unaudited Condensed Consolidated Statements of Financial Position
              (Dollar Amounts Other Than Share Data in Thousands)


                                                                     June 30,      December 31,      June 30,
                                                                       2000             1999          1999
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                           $    52,367    $    72,935     $    56,616
Federal funds sold                                                        1,601            748             628
Securities available for sale                                           641,942        332,359         345,644
Loans                                                                 1,660,372      1,700,833       1,632,824
Less: Allowance for loans losses                                        (25,158)       (25,155)        (18,987)
---------------------------------------------------------------------------------------------------------------
 Loans-net                                                            1,635,214      1,675,678       1,613,837
Premises and equipment, net                                              45,796         45,393          45,679
Intangible assets                                                        34,685         36,522          38,351
Other assets                                                             56,594         39,842          33,840
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 2,468,199    $ 2,203,477     $ 2,134,595
==============================================================================================================

LIABILITIES
Deposits:
 Noninterest-bearing demand                                         $   184,898    $   207,782     $   197,717
 Interest-bearing savings and time                                    1,450,299      1,486,879       1,439,438
---------------------------------------------------------------------------------------------------------------
  Total deposits                                                      1,635,197      1,694,661       1,637,155
Short-term borrowings                                                   243,015         89,989          82,595
Other borrowings                                                        304,457        138,371         130,394
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debentures                            34,500         34,500          34,500
Dividends payable                                                         3,646          3,679           3,378
Other liabilities                                                        17,856         16,409          13,350
---------------------------------------------------------------------------------------------------------------
 Total liabilities                                                    2,238,671      1,977,609       1,901,372

COMMON STOCK OWNED BY ESOP (subject to put option)                           --          2,780           4,168

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
 None outstanding
Common stock - $1.00 stated value:
                          6/30/00      12/31/99      6/30/99
 Shares authorized       29,000,000    29,000,000   29,000,000
 Shares outstanding      17,369,478    17,518,117   17,735,857           17,369         17,518          17,736
Capital surplus                                                         135,305        138,893         145,013
Retained earnings                                                        79,661         71,299          69,783
Accumulated other comprehensive loss                                     (2,807)        (1,842)            691
Common stock owned by ESOP (subject to put option)                           --         (2,780)         (4,168)
---------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                             229,528        223,088         229,055
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,468,199    $ 2,203,477     $ 2,134,595
==============================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
              Unaudited Condensed Consolidated Statements of Income
               (Dollar Amounts Other Than Share Data in Thousands)


                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
-----------------------------------------------------------------------------------------------------
                                                  2000             1999         2000         1999
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                       $ 37,628      $ 35,491       $ 74,440      $ 70,969
Interest and dividends on securities                9,092         4,914         14,362         9,934
Interest on federal funds sold                        195           169            301           409
Interest on other investments                          17            12             95            30
-----------------------------------------------------------------------------------------------------
 Total interest income                             46,932        40,586         89,198        81,342
INTEREST EXPENSE
Interest on deposits                               16,290        14,889         32,592        30,405
Interest on short-term borrowings                   1,633           392          2,353           731
Interest on other borrowings                        5,847         2,878          9,110         5,647
-----------------------------------------------------------------------------------------------------
 Total interest expense                            23,770        18,159         44,055        36,783
NET INTEREST INCOME                                23,162        22,427         45,143        44,559
Provision for loan losses                             863           841          1,913         2,100
-----------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan losses                         22,299        21,586         43,230        42,459
NONINTEREST INCOME
Trust income                                          564           631          1,108         1,151
Service charges on deposit accounts                 1,970         1,962          3,754         3,789
Other service charges and fees                      1,204         1,019          2,345         2,058
Securities gains (losses)                             546          (641)           509          (638)
Other                                                  93           249          2,072           672
-----------------------------------------------------------------------------------------------------
 Total noninterest income                           4,377         3,220          9,788         7,032
NONINTEREST EXPENSE
Salaries, wages and other employee benefits         7,638         6,475         15,490        13,937
Occupancy expense                                     908           893          1,813         1,765
Furniture and equipment expense                     1,119         1,093          2,093         2,026
Amortization of intangibles                           850           976          1,870         1,998
Other                                               4,760         4,323          8,841         8,894
-----------------------------------------------------------------------------------------------------
 Total noninterest expense                         15,275        13,760         30,107        28,620
-----------------------------------------------------------------------------------------------------
Income before income taxes                         11,401        11,046         22,911        20,871
Income taxes                                        3,603         3,569          7,231         6,689
-----------------------------------------------------------------------------------------------------
NET INCOME                                       $  7,798      $  7,477       $ 15,680      $ 14,182
=====================================================================================================
Earnings per share:
Basic                                            $   0.45      $   0.42       $   0.90      $   0.90
Diluted                                              0.45          0.42           0.90          0.79
Weighted average shares outstanding:
Basic                                          17,413,209    17,733,154     17,452,656    17,707,924
Diluted                                        17,425,766    17,798,208     17,475,963    17,775,387


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
        Unaudited Condensed Consolidated Statements Comprehensive Income
               (Dollar Amounts Other Than Share Data in Thousands)


                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                        2000        1999         2000       1999
-------------------------------------------------------------------------------------------------------------------
Net income                                                            $  7,798    $  7,477    $ 15,680    $ 14,182

Other comprehensive income, net of tax:

 Unrealized loss arising in period                                        (762)     (3,214)       (660)     (4,127)
 Reclassification of realized amounts                                     (328)        385        (305)        382
-------------------------------------------------------------------------------------------------------------------

Net unrealized loss, recognized in other comprehensive income           (1,090)     (2,829)       (965)     (3,745)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                  $  6,708    $  4,648    $ 14,715    $ 10,437
===================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flow
                          (Dollar Amounts in Thousands)


                                                                           Six Months Ended
                                                                               June 30,
-----------------------------------------------------------------------------------------------
                                                                          2000          1999
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    $  22,430    $  17,808
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits in banks                      --            142
Proceeds from matured securities available for sale                        35,478       61,562
Proceeds from sales of securities available for sale                       55,670        3,227
Proceeds from called investments                                             --         15,343
Purchases of securities available for sale                               (401,957)     (66,611)
(Increase) decrease in federal funds sold                                    (853)       9,803
Decrease in loans made to customers                                        38,372       13,916
Increase in cash surrender value life insurance                           (16,961)         (40)
Increase in other investments                                                --         (2,054)
Capital expenditures                                                       (3,211)      (1,558)
Proceeds from sale of premises and equipment                                1,036          313
Proceeds from sale of other real estate owned                                 869          535
-----------------------------------------------------------------------------------------------
 Net cash flows (used in) provided by investing activities               (291,557)      34,578
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                  (59,464)     (97,430)
Net increase in short-term borrowings                                     153,026       49,213
Proceeds from other borrowings                                            265,150           90
Payments on other borrowings                                              (99,064)      (9,241)
Dividends paid                                                             (7,352)      (6,737)
Repurchase of common stock                                                 (4,600)        --
Proceeds from exercise of stock options                                       863          946
-----------------------------------------------------------------------------------------------
 Net cash flows provided by (used in) financing activities                248,559      (63,159)
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (20,568)     (10,773)
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                           72,935       67,389
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $  52,367    $  56,616
===============================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in allowance for unrealized
 loss on securities available for sale                                  $  (1,699)   $  (6,006)
Increase in deferred taxes attributable
 to securities available for sale                                            (734)      (2,261)
Other real estate acquired in settlement of loans                           1,234          926


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation (formerly National City Bancshares, Inc.) and its subsidiaries (collectively, the "Corporation"). At June 30, 2000, the Corporation had as subsidiaries, eight commercial banks, a leasing corporation, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1999 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133,(SFAS 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material financial statement impact on the Corporation's financial position or operating results.


NOTE 2

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

In the normal course of business, there are various other outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The following table reflects commitments and contingent liabilities not reflected in the financial statements with dollars in thousands:


                                       June 30, 2000     December 31, 1999
----------------------------------------------------------------------------
Standby letters of credit                $  15,201             $  15,156
Commitments to extend credit             $ 317,258             $ 281,074

NOTE 3

A five percent stock dividend was paid on December 7, 1999 to shareholders of record on November 21, 1999. All weighted average shares, shares outstanding and per share data presented herein have been restated for the effects of this stock dividend.

NOTE 4

The calculation of earnings per share as of June 30 is summarized as follows with dollars in thousands except per share data:


                                                     Quarter-to-Date                  Year-to-Date
                                                ---------------------------     ----------------------------
                                                    2000           1999             2000            1999
------------------------------------------------------------------------------------------------------------
Net income                                      $      7,798   $      7,477     $      15,680   $     14,182
Basic earnings per share:
Weighted average shares outstanding               17,413,209     17,733,154        17,452,656     17,707,924
Basic earnings per share                        $       0.45   $       0.42     $        0.90   $       0.80

Diluted earnings per share:
Weighted average shares outstanding               17,413,209     17,733,154        17,452,656     17,707,924
Common stock equivalents due to stock options         12,557         65,054            23,307         67,463
Adjusted shares outstanding                       17,425,766     17,798,208        17,475,963     17,775,387
Diluted earnings per share                      $       0.45   $       0.42     $        0.90   $       0.79


NOTE 5

The following table shows the schedule of dividends declared for the six months ending June 30:


                          DATE                    RECORD                  DATE                     DIVIDEND
           2000           DECLARED                DATE                    PAID                     PAID
------------------------------------------------------------------------------------------------------------------------

                          May 17                  June 21                 July 7                   $0.21
                          February 16             March 21                April 7                  $0.21


                          DATE                    RECORD                  DATE                     DIVIDEND
           1999           DECLARED                DATE                    PAID                     PAID
------------------------------------------------------------------------------------------------------------------------


                          May 19                  June 21                 July 7                   $0.19
                          February 17             March 21                April 7                  $0.19

NOTE 6

The Corporation has identified its reportable segments on the basis of the geographic areas served by the Corporation. Banking services offered are similar in each geographic area served. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation's annual report for the year ended December 31, 1999. The Corporation evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Operating statistics for each reporting segment with dollars in thousands are as follows:

For the six months ended


                             Southwest    Western      Southern      Northern
June 30, 2000                 Indiana     Kentucky     Illinois      Kentucky      Total
-------------------------------------------------------------------------------------------
Interest income             $   46,237   $   12,692   $   13,735   $   17,585   $   90,249
Interest expense                24,570        5,866        5,930        7,697       44,063
-------------------------------------------------------------------------------------------
Net interest income             21,667        6,826        7,805        9,888       46,186
Provision for loan losses        1,131          219          294          269        1,913
Other income                     6,451          944        1,118        1,278        9,791
Other expense                   15,310        3,503        5,159        4,397       28,369
-------------------------------------------------------------------------------------------
Net income before tax           11,677        4,048        3,470        6,500       25,695

Income tax                       4,045          924        1,162        2,233        8,364
-------------------------------------------------------------------------------------------
Net income                  $    7,632   $    3,124   $    2,308   $    4,267   $   17,331
===========================================================================================


Segment assets              $1,410,531   $  303,301   $  394,153   $  416,380   $2,524,365




                             Southwest    Western      Southern      Northern
June 30, 1999                 Indiana     Kentucky     Illinois      Kentucky      Total
-------------------------------------------------------------------------------------------
Interest income             $   38,902   $   12,185   $   14,143   $   16,864   $   82,094
Interest expense                17,361        5,910        6,440        7,073       36,784
-------------------------------------------------------------------------------------------
Net interest income             21,541        6,275        7,703        9,791       45,310
Provision for loan losses        1,188          411          119          327        2,045
Other income                     4,201          836        1,279        1,286        7,602
Other expense                   11,708        3,849        5,477        5,140       26,174
-------------------------------------------------------------------------------------------
Net income before tax           12,846        2,851        3,386        5,610       24,693

Income tax                       4,281          796        1,119        1,912        8,108
-------------------------------------------------------------------------------------------
Net income                  $    8,565   $    2,055   $    2,267   $    3,698   $   16,585
===========================================================================================

Segment assets              $1,033,124   $  307,858   $  421,114   $  412,852   $2,174,948


For the three months ended

                                  Southwest      Western       Southern      Northern
June 30, 2000                      Indiana       Kentucky      Illinois      Kentucky          Total
--------------------------------------------------------------------------------------------------------
Interest income                  $    25,294     $   6,321     $   6,944    $    8,858     $     47,417
Interest expense                      14,122         2,789         2,937         3,898           23,746
--------------------------------------------------------------------------------------------------------
Net interest income                   11,172         3,532         4,007         4,960           23,671
Provision for loan losses                471           170           155            70              866
Other income                           2,822           466           503           670            4,461
Other expense                          8,418         1,410         2,438         2,319           14,585
--------------------------------------------------------------------------------------------------------
Net income before tax                  5,105         2,418         1,917         3,241           12,681
Income tax                             1,910           459           650         1,117            4,136
--------------------------------------------------------------------------------------------------------
Net income                       $     3,195     $   1,959     $   1,267    $    2,124     $      8,545
========================================================================================================
Segment assets                   $ 1,410,531     $ 303,301     $ 394,153    $  416,380     $  2,524,365


                                  Southwest      Western       Southern      Northern
June 30, 1999                      Indiana       Kentucky      Illinois      Kentucky          Total
--------------------------------------------------------------------------------------------------------
Interest income                  $    19,411     $   5,991     $   7,064    $    8,495     $     40,961
Interest expense                       8,651         2,867         3,152         3,526           18,196
--------------------------------------------------------------------------------------------------------
Net interest income                   10,760         3,124         3,912         4,969           22,765
Provision for loan losses                468            84            81           200              833
Other income                           2,067           421           637           624            3,749
Other expense                          5,834         1,931         2,698         2,591           13,054
--------------------------------------------------------------------------------------------------------
Net income before tax                  6,525         1,530         1,770         2,802           12,627
Income tax                             2,175           437           582           960            4,154
--------------------------------------------------------------------------------------------------------
Net income                       $     4,350     $   1,093     $   1,188    $    1,842     $      8,473
========================================================================================================
Segment assets                   $ 1,033,124     $ 307,858     $ 421,114    $  412,852     $  2,174,948

A reconciliation of revenues, net income, and assets of the reported segments to the consolidated financial statements with dollars in thousands is as follows:

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                 June 30,
                                                     --------------------------------------------------
                                                         2000         1999        2000         1999
-------------------------------------------------------------------------------------------------------
Net interest income:
Total net interest income for reportable segments    $   23,671   $   22,765  $   46,186   $   45,310
Non-bank entities                                          (509)        (337)     (1,043)        (750)
Eliminations                                                  -           (1)          -           (1)
-------------------------------------------------------------------------------------------------------
Total consolidated net interest income               $   23,162   $   22,427  $   45,143   $   44,559
=======================================================================================================

Net income:
Total net income for reportable segments             $    8,545   $    8,473      17,331       16,585
Non-bank entities                                          (747)        (996)     (1,651)      (2,403)
Eliminations                                                  -            -           -            -
-------------------------------------------------------------------------------------------------------
Total consolidated net income                        $    7,798   $    7,477  $   15,680   $   14,182
=======================================================================================================

Assets:
Total assets for reportable segments                                          $2,524,365   $2,174,948
Non-bank entities                                                                 85,267       99,867
Eliminations                                                                    (141,433)    (140,220)
-------------------------------------------------------------------------------------------------------
Total consolidated assets                                                     $2,468,199   $2,134,595
=======================================================================================================

The Corporation is in process of consolidating its subsidiary banks into one banking charter which is expected to be completed by the end of the third quarter. As a result, the Corporation is changing its organizational structure from a geographical structure to a structure organized around lines of business. The structure will consist of three lines of business divisions, Retail Banking, Commercial Banking, and Trust and Investment Services. This transition to the new organizational structure is currently underway and is expected to be completed on or before January 1, 2001. The change in structure will also result in a change in reportable segments in future financial reporting periods.

NOTE 7

A subsidiary of the Corporation sponsored an employee stock ownership plan
(ESOP) that covered certain eligible employees. During the first quarter of 2000, the Corporation made the final distribution of all shares from the ESOP and closed out the plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries as presented in the condensed consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All information has been restated to include bank acquisitions accounted for using the pooling of interests method and to give effect to all stock dividends.

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

The Corporation has devoted significant resources in 2000 towards the combination of its banking subsidiaries into one bank under the name Integra. The Corporation has established a three phase plan for completion of the project. The first phase of the project was completed on May 19, 2000, the second phase was completed on July 14, 2000 and the final phase is scheduled to be completed September 15, 2000. It is anticipated that the Corporation will incur total costs of approximately $1.8 million in connection with the consolidation and the name change.

On July 5, 2000 the Corporation announced that it had signed a definitive agreement to acquire Webster Bancorp, Inc. (Webster), headquartered in Clay, Kentucky. At March 31, 2000, Webster reported total assets of $294.0 million, deposits of $251.0 million and shareholders' equity of $20.0 million. Under the terms of the agreement the Corporation would exchange approximately 1,750,000 shares of its common stock for all of the issued and outstanding shares of Webster. The transaction is subject to regulatory approval, approval by Webster's shareholders, and certain other conditions. The transaction is expected to close in the first quarter of 2001 and will be accounted for as a purchase. The Corporation also announced that its Board of Directors had approved the purchase of approximately 1,750,000 shares of its common stock in the open market and in private transactions to facilitate the purchase.

NET INCOME

Net income for the quarter ended June 30, 2000 was $7.8 million compared to $7.5 million in the second quarter of 1999, an increase of $0.3 million, or 4.3%. Basic earnings per share for the second quarter were $0.45 in 2000 compared to $0.42 in 1999. Earnings per share, on a diluted basis was $0.45 for the second quarter of 2000 compared to $0.42 in 1999.

For the six months ended June 30, 2000, net income was $15.7 million compared to $14.2 million in the prior year, an increase of $1.5 million, or 10.6%. Basic earnings per share for the first six months were $0.90 in 2000 compared to $0.80 in 1999. Earnings per share, on a diluted basis, were $0.90 for 2000 compared to $0.79 in 1999.

The basic weighted average number of shares outstanding was 17,413,209 and 17,452,656 for the three and six months, respectively, ended June 30, 2000, compared to 17,733,154 and 17,707,924 during the same periods last year. The weighted average number of shares outstanding, assuming dilution, was 17,425,766 and 17,475,963 for the three and six months ended June 30, 2000, respectively, compared to 17,798,208 and 17,775,387 during the same periods in the prior year. The reduction in the number of average shares outstanding is due to the Corporation's purchase of approximately 440,000 shares of common stock under its stock repurchase program which was announced in October 1999.

The average return on equity for the second quarter of 2000 was 13.76% reflecting a 0.71% increase from the second quarter of 1999. The average return on equity for the six months ended June 30 was 13.94% and 12.67% in 2000 and 1999, respectively.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, for the quarter ended June 30, 2000 was $24.5 million, reflecting an increase of $463,000 or 1.9% compared to the same period in 1999. The increase was principally due to an increase in average earning assets in the second quarter of 2000, compared to same quarter of the prior year. Average earning assets were $2,241.2 million for the second quarter of 2000 compared to $1,988.9 million for the same quarter of the prior year. The majority of the increase in earning assets was in the securities portfolio, which increased $190.7 million over the second quarter of 1999. Average loans were $1,696.0 million in the second quarter of 2000, compared to $1,624.6 million in the second quarter of 1999, reflecting a $71.4 million, or 4.4% increase. The growth in average earning assets was funded primarily through an increase in short-term and other borrowings (borrowings). The average balance for borrowings was $365.6 million for the second quarter of 2000, compared to $209.4 million for the same period in the prior year. Net interest income on a taxable equivalent basis, as a percentage of earning assets (net interest margin) for the second quarter was 4.40% in 2000 and 4.85% in 1999.

For the six months ended June 30, 2000, net interest income, on a taxable equivalent basis, was $47.9 million compared to $47.7 million for the same period in 1999, primarily due to increases in volume of average earning assets. Average earning assets for the first six months of 2000 were $2,155.2 million compared to $1,996.6 million for the corresponding period in 1999, reflecting an increase of $158.6 million or 8.0%. Average securities for the first six months of 2000 increased $94.0 million over the same period in 1999. Average loans also increased $77.0 million in the first half of 2000 compared to 1999. For the first six months of 2000 average interest bearing deposits increased $39.0 million and average borrowed funds increased $156.0 million compared to 1999.

The net interest margin for the first six months of 2000 decreased 34 basis points from 4.82% in 2000 to 4.48% in 1999. This decrease is principally due to increased funding costs to support the growth of earning assets.

UNDERPERFORMING ASSETS

Listed below is a comparison of underperforming assets with dollars in thousands.
                          June 30, 2000    December 31, 1999    June 30, 1999
-----------------------------------------------------------------------------
Nonaccrual loans                $30,288              $32,025          $10,174
Restructured loans                1,236                1,275            1,278
90 days past due loans            2,392                1,629            1,849
-----------------------------------------------------------------------------
Total underperforming loans      33,916               34,929           13,301
Other real estate held            1,203                  936            1,051
-----------------------------------------------------------------------------
  Total underperforming loans  $35,119              $35,865          $14,352
-----------------------------------------------------------------------------
For the first six months of 2000 total underperforming loans decreased $1.0 million, or 2.9%. Past due 90 days or more, nonaccrual, and restructured loans were 2.0%, 2.0% and 0.8% of total gross loans at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.

PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $1.9 million through June 30, 2000, compared to $1.6 million in the corresponding period in the prior year. Net charge-offs for the second quarter were $1.1 million in 2000 and $0.2 million in 1999.

The provision for loan losses for the second quarter was $863,000 in 2000 compared to $841,000 for the same period in 1999, an increase of 2.6%. For the six months ending June 30, 2000 and 1999 provision for loan losses was $1.9 million and $2.1 million, respectively. The provision for loan losses is determined based on a quarterly review of the allowance for loan losses. Management evaluates large credits and loans identified as problem loans on an individual basis to identify the risk profile and probable losses of such loans. All other loans are evaluated as homogeneous pools based on historical loss experience and the provision is allocated accordingly. During the second quarter there were no significant changes in loan concentrations, quality, or terms. There were no material changes in estimation methods or assumptions affecting the allowance, or reallocations of the allowance among the various parts of the portfolio during the second quarter of 2000. As of June 30, 2000, management considered the allowance for loan losses adequate for probable loan losses.

NONINTEREST INCOME

Noninterest income for the second quarter was $4.4 million in 2000 and $3.2 million in 1999. Securities transactions resulted in gains of $546,000 in the second quarter of 2000 and in losses of $641,000 in the same period of 1999. Total noninterest income excluding securities transactions was approximately $3.8 million in the second quarter of 2000 and 1999.

For the six months ended June 30, 2000 noninterest income increased $2.8 million, or 39.2%, from the same period a year ago. During the first quarter of 2000 the Corporation recognized a gain of approximately $1.8 million on the sale of its mortgage loan investor servicing rights. The Corporation had gains on securities transactions of $509,000 during the first six months of 2000 and losses of $638,000 for the corresponding period in 1999. Noninterest income for the six months ending June 30 excluding securities gains or losses and the gain on sale of mortgage servicing rights was $7.5 million in 2000 and $7.7 million in 1999.

NONINTEREST EXPENSE

Noninterest expense increased $1.2 million, or 11.0%, in the second quarter of 2000 compared to the second quarter of 1999. Salaries and employee benefits increased $1.2 million, or 18.0%; occupancy expense increased $15,000, or 1.7%; expenses of furniture and equipment increased $26,000, or 2.4.%; amortization of intangibles decreased $126,000, or 12.9%; and other noninterest expense increased $437,000, or 10.1%, over the same period of 1999.

For the first six months of 2000 noninterest expense increased $1.5 million, or 5.2%, compared to the same period a year ago. Salaries and employee benefits increased $1.6 million, or 11.1%; occupancy expense increased $78,000, or 4.5%; expenses of furniture and equipment increased $67,000, or 3.3%; amortization of intangibles decreased $128,000, or 6.4%; and other noninterest expense decreased $53,000, or 0.6%, over same period in the prior year.

The increase in salaries and employee benefits for the second quarter of 2000 and for the first six months of the year compared to the prior year is primarily due to a $877,000 settlement gain on termination of the Corporation's pension plan which was recognized in the second quarter of 1999. Other noninterest expense for the second quarter of 2000 increased primarily due to additional advertising expense incurred in connection with the consolidation of subsidiary bank charters and the name change to Integra.

FINANCIAL POSITION

During the first six months of 2000 cash and cash equivalents decreased $20.6 million, or 28.2% and federal funds sold increased $853,000 or 114.0% from December 31, 1999.

Total investment securities increased $309.6 million, or 93.1%, from the year ended 1999, the largest increase of $274.4 million, was in mortgage-backed securities. U.S. Government and agency securities increased $54.5 million, or 74.3%; tax-exempt municipal securities decreased $36.3 million, or 19.9% The market value adjustment on total securities available for sale at June 30, 2000, was an unrealized loss of $4.5 million, compared to the unrealized loss of $2.8 million at December 31, 1999. This change was primarily due to increases in interest rates since the 1999 year-end.

In 2000 the Corporation increased its portfolios of mortgage-backed and U. S. Government and agency securities and funded this growth, principally, through wholesale borrowings to improve earnings. This strategy is designed to earn incremental revenue from excess capital not presently utilized to support other areas of the Corporation's banking operations. As of June 30, 2000 total assets had been increased by approximately $400 million as a result of this strategy. In order to reduce the potential negative impact of raising interest rates on this strategy, the Corporation has entered into interest rate caps with aggregate notional values of approximately $100 million.

Amortized cost and the fair values of securities available for sale at June 30, 2000 with amounts in thousands are as follows:

                                                               Gross      Gross
                                                Amortized   Unrealized  Unrealized        Fair
                                                   Cost        Gains      Losses          Value
---------------------------------------------------------------------------------------------------
U.S. Government and agency securities          $  129,003    $     36    $  1,164      $  127,875
Taxable municipals                                  2,424           8          33           2,399
Tax-exempt municipals                             146,264       1,082       1,635         145,711
Corporate securities                                5,339          66         125           5,280
Mortgage-backed securities                        322,727          71       3,115         319,683
Trust preferred securities                         17,439         274           9          17,704
Equity securities                                  23,290           -           -          23,290
---------------------------------------------------------------------------------------------------
Total available for sale                       $  646,486    $  1,537    $  6,081      $  641,942
===================================================================================================


LOANS

Total loans at June 30, 2000, were $1,660.4 million compared to $1,700.8 million at December 31, 1999, reflecting a decrease of $40.4 million or 2.4%. During the second quarter of 2000, the Corporation securitized approximately $38.0 million of its mortgage loans and retained the resulting mortgage-backed securities in its investment portfolio. Excluding the loans which were securitized, loans at June 30, 2000 decreased $2.5 million or 0.1% compared to December 31, 1999.

DEPOSITS

Total deposits decreased $59.5 million or 3.5% to $1,635.2 million at June 30, 2000, from $1,694.7 million at December 31, 1999. Total noninterest bearing deposits decreased $22.9 million or 11.0% and interest-bearing deposits decreased $36.6 million, or 2.5% during the six months ended June 30, 2000.

SHORT-TERM AND OTHER BORROWINGS

Short-term and other borrowings, which consist, principally, of federal funds purchased, repurchase agreements and Federal Home Loan Bank advances, were $547.5 million at June 30, 2000 compared to $228.4 million at December 31,1999. The increase in these borrowings was used to support asset growth as described in the discussion of securities above.

SHAREHOLDERS' EQUITY

The Corporation and each subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.

                                          Minimum
                                       Requirements    June 30, 2000   December 31, 1999   June 30, 1999
----------------------------------------------------------------------------------------------------------
Tier 1 capital to risk-based assets           4.00%            13.84%             13.78%           14.46%

Total capital to risk-based assets            8.00%            15.09%             15.04%           15.65%

Tangible equity to tangible assets            3.00%             9.82%             10.47%            9.10%

LIQUIDITY AND CAPITAL RESOURCES

The Corporation and its subsidiaries require sufficient liquidity to make new loans, to accommodate possible outflows of deposits, to repay borrowings at maturity, and to take advantage of attractive investment opportunities. The Corporation's primary sources have been federal funds sold and securities available for sale. Liquidity is also available to the Corporation through federal funds purchased, repurchase agreements Federal Home Loan Bank advances and brokered deposits. The Corporation and its subsidiaries have adequate liquidity to meet their operating needs.

Integra Bank Corporation (parent company) obtains liquidity from the receipt of dividends and fees from subsidiary banks, money market deposits and available for sale securities. As a supplemental source of liquidity the Corporation entered into a $50 million line of credit agreement with a group of lenders which matures on June 29, 2001. The Corporation plans to draw on this line as required for general corporate purposes including possible acquisitions. Management believes that the parent company has sufficient cash resources to meet its cash needs.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2000, the Company held its Annual Meeting of Shareholders. At the meeting Ben L. Cundiff, Susanne R. Emge, Laurence R. Steenberg and Michael T. Vea were each elected as directors until the Annual Meeting of Shareholders to be held in 2003. The following table reports the results of the election of directors:


                                                                ABSTENTIONS AND
       DIRECTOR                FOR        WITHHOLD AUTHORITY    BROKER NON VOTES
       --------                ---        ------------------    ----------------

Ben L. Cundiff             11,989,852          362,756              34,552
Susanne R. Emge            11,502,311          849,356              35,493
Laurence R. Steenberg      11,549,215          802,952              34,993
Michael T. Vea             11,554,644          791,280              41,236

The following persons' term of office as a director continues until 2001: Dr. H. Ray Hoops, John D. Lippert, Ronald R. Reherman and Robert D. Vance. The following persons' term of office as a director continues until 2002: Janice L. Beesley, Donald G. Harris, George D. Martin, and Richard F. Welp.

The shareholders also approved a resolution to amend the Corporation's Restated Articles of Incorporation to change the name of the Corporation to Integra Bank
Corporation: 11,499,203 shares were voted in favor of the resolution; 786,062 shares were voted against; and 101,894 shares abstained or did not vote. Lastly the shareholders approved the selection of PricewaterhouseCoopers LLP as the Company's independent auditors: 11,972,023 shares were voted in favor of the motion; 351,581 were voted against; and 63,556 abstained or did not vote.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


The following exhibits are submitted herewith:

        10(t) Credit Agreement dated June 30, 2000 between Integra Bank Corporation, Bank One N.A., The Northern Trust Company and Firstar Bank N.A.

        27     Financial Data Schedule (Electronic Filing Only)


REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTEGRA BANK CORPORATION


                                        By   /s/ James E. Adams
                                             ------------------
                                             Executive Vice President and
                                             Chief Financial Officer
                                             August 14, 2000

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
--------------             ----------------------

      10(t) Credit Agreement dated June 30, 2000 between Integra Bank Corporation, Bank One N.A., The Northern Trust Company and Firstar Bank N.A.

      27                   Financial Data Schedule (Electronic Filing Only)