Form 10-Q
period 2000-09-30
INTEGRA BANK CORP
filed 2000-11-14
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________.

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

                                                           Yes [X]       No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                       OUTSTANDING AT November 1, 2000
   (Common stock, $1.00 Stated Value)                  16,835,007

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                         PAGE NO.
Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial position -
         September 30, 2000, December 31, 1999, and September 30, 1999                      3

         Condensed consolidated statements of income -
         Three months and nine months ended September 30, 2000 and 1999                     4

         Condensed consolidated statements of comprehensive income -
         Three and nine months ended September 30, 2000 and 1999                            5

         Condensed consolidated statements of cash flows -
         Nine months ended September 30, 2000 and 1999                                      6

         Notes to condensed consolidated financial statements                               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         14


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                   15



                                   SIGNATURES                                               15

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                    INTEGRA BANK CORPORATION and Subsidiaries
        Unaudited Condensed Consolidated Statements of Financial Position
               (Dollar Amounts Other Than Share Data in Thousands)

                                                                  September 30,    December 31,    September 30,
                                                                      2000             1999            1999
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                         $    68,647      $    72,935      $    49,070
Federal funds sold                                                      7,428              748            1,466
Securities available for sale                                         873,231          332,359          344,873
Loans                                                               1,646,586        1,700,833        1,680,965
Less:  Allowance for loan losses                                      (24,494)         (25,155)         (19,432)
----------------------------------------------------------------------------------------------------------------
  Loans-net                                                         1,622,092        1,675,678        1,661,533
Premises and equipment, net                                            45,748           45,393           45,272
Intangible assets                                                      33,836           36,522           37,437
Other assets                                                           58,680           39,842           33,868
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 2,709,662      $ 2,203,477      $ 2,173,519
================================================================================================================

LIABILITIES
Deposits:
  Noninterest-bearing demand                                      $   171,316      $   207,782      $   195,266
  Interest-bearing savings and time                                 1,488,669        1,486,879        1,448,220
----------------------------------------------------------------------------------------------------------------
    Total deposits                                                  1,659,985        1,694,661        1,643,486
Short-term borrowings                                                 343,102           89,989          109,361
Other borrowings                                                      409,011          138,371          130,798
Guaranteed preferred beneficial interests
 in the Corporation's subordinated debentures                          34,500           34,500           34,500
Dividends payable                                                       3,648            3,679            3,381
Other liabilities                                                      22,145           16,409           15,916
----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                 2,472,391        1,977,609        1,937,442

Commitments and contingencies

COMMON STOCK OWNED BY ESOP (subject to put option)                          -            2,780            3,214

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
   None outstanding
Common stock - $1.00 stated value:
                             9/30/00    12/31/99     9/30/99
                          -------------------------------------
   Shares authorized       29,000,000  29,000,000  29,000,000
   Shares outstanding      17,300,334  17,518,117  17,752,602          17,300           17,518           17,753
Capital surplus                                                       133,867          138,893          145,294
Retained earnings                                                      83,032           71,299           73,820
Accumulated other comprehensive income (loss)                           3,072           (1,842)            (790)
Common stock owned by ESOP (subject to put option)                          -           (2,780)          (3,214)
----------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                          237,271          223,088          232,863
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,709,662      $ 2,203,477      $ 2,173,519
================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
              Unaudited Condensed Consolidated Statements of Income
               (Dollar Amounts Other Than Share Data in Thousands)

                                                               Three Months Ended                Nine Months Ended
                                                                 September 30,                     September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                             2000             1999             2000             1999
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                               $     37,376     $     36,144     $    111,815     $    107,113
Interest and dividends on securities                           13,096            4,815           27,458           14,749
Interest on federal funds sold and other investments              333               34              730              473
-------------------------------------------------------------------------------------------------------------------------
  Total interest income                                        50,805           40,993          140,003          122,335
INTEREST EXPENSE
Interest on deposits                                           17,266           14,640           49,858           45,045
Interest on short-term borrowings                               4,339            1,007            7,360            1,734
Interest on other borrowings                                    6,292            2,704           14,734            8,355
-------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                       27,897           18,351           71,952           55,134
NET INTEREST INCOME                                            22,908           22,642           68,051           67,201
Provision for loan losses                                       1,050            1,149            2,963            3,249
-------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                                    21,858           21,493           65,088           63,952
NONINTEREST INCOME
Trust income                                                      608              625            1,716            1,776
Service charges on deposit accounts                             2,030            1,976            5,785            5,766
Other service charges and fees                                  1,337            1,034            3,682            3,092
Securities gains (losses)                                         467               16              976             (622)
Other                                                             339              397            2,411            1,069
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                      4,781            4,048           14,570           11,081
NONINTEREST EXPENSE
Salaries, wages and other employee benefits                     7,850            7,616           23,340           21,553
Occupancy expense                                                 890              951            2,703            2,715
Furniture and equipment expense                                 1,182            1,178            3,275            3,191
Amortization of intangibles                                       849              913            2,590            2,739
Other                                                           5,583            5,009           14,553           14,089
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                    16,354           15,667           46,461           44,287
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     10,285            9,874           33,197           30,746
Income taxes                                                    3,265            2,456           10,497            9,147
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $      7,020     $      7,418     $     22,700     $     21,599
=========================================================================================================================

Per share data:
Basic earnings                                           $       0.40     $       0.42     $       1.30     $       1.22
Diluted earnings                                         $       0.40     $       0.42     $       1.30     $       1.21
Dividends declared                                       $       0.21     $       0.19     $       0.63     $       0.57
Weighted average shares outstanding:
Basic                                                      17,367,975       17,745,481       17,424,223       17,720,610
Diluted                                                    17,373,085       17,830,715       17,441,447       17,809,175

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
       Unaudited Condensed Consolidated Statements of Comprehensive Income
               (Dollar Amounts Other Than Share Data in Thousands)


                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                                  2000         1999          2000         1999
-------------------------------------------------------------------------------------------------
Net income                                      $  7,020     $  7,418      $ 22,700     $ 21,599

Other comprehensive income, net of tax:

   Unrealized gain (loss) arising in period        5,771       (1,496)        4,603       (4,604)
   Reclassification of realized amounts              108           15           311         (622)
-------------------------------------------------------------------------------------------------
Net unrealized gain (loss), recognized
   in other comprehensive income                $  5,879     $ (1,481)     $  4,914     $ (5,226)
-------------------------------------------------------------------------------------------------
Comprehensive income                            $ 12,899     $  5,937      $ 27,614     $ 16,373
=================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flow
                          (Dollar Amounts in Thousands)

                                                                              Nine Months Ended
                                                                                September 30,
---------------------------------------------------------------------------------------------------
                                                                             2000           1999
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                      $  30,085      $  31,918
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits in banks                           -            142
Proceeds from matured securities available for sale                          49,959         79,215
Proceeds from sales of securities available for sale                        152,372          2,598
Proceeds from sales of nonmarketable securities                                   -            654
Proceeds from called investments                                                  -         20,916
Purchases of securities available for sale                                 (734,522)       (91,129)
Purchases of nonmarketable equity securities                                      -           (242)
(Increase) decrease in federal funds sold                                    (6,680)         8,965
(Increase) decrease in loans made to customers                               50,471        (34,909)
Increase in cash surrender value life insurance                             (17,465)           (61)
Increase in other investments                                                     -         (2,054)
Capital expenditures                                                         (4,256)        (2,293)
Proceeds from sale of premises and equipment                                  1,235            350
Proceeds from sale of other real estate owned                                 1,679            504
---------------------------------------------------------------------------------------------------
  Net cash flows (used in) provided by investing activities                (507,207)       (17,344)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                    (34,677)       (91,099)
Net increase in short-term borrowings                                       253,113         75,979
Proceeds from other borrowings                                              390,170         10,090
Payments on other borrowings                                               (119,530)       (18,837)
Dividends paid                                                              (10,998)       (10,115)
Repurchase of common stock                                                   (6,107)             -
Proceeds from exercise of stock options                                         863          1,089
---------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities                 472,834        (32,893)
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    (4,288)       (18,319)
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                             72,935         67,389
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $  68,647      $  49,070
===================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in allowance for unrealized
  loss on securities available for sale                                   $   8,012      $  (8,394)
Increase in deferred taxes attributable
  to securities available for sale                                            3,098           (514)
Other real estate acquired in settlement of loans                             1,662            926


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation (formerly National City Bancshares, Inc.) and its subsidiaries (collectively, the "Corporation"). At September 30, 2000, the Corporation's subsidiaries consisted of one commercial bank, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 1999 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133,(SFAS 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Corporation's financial position or operating results.

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

The following table reflects commitments and contingent liabilities not reflected in the financial statements with dollars in thousands:

                                   September 30, 2000     December 31, 1999
----------------------------------------------------------------------------
Standby letters of credit          $           15,162     $          15,156
Commitments to extend credit                  267,154               281,074

NOTE 3

A five percent stock dividend was paid on December 7, 1999 to shareholders of record on November 21, 1999. All weighted average shares, shares outstanding and per share data presented herein have been restated for the effects of this stock dividend.

NOTE 4

The calculation of earnings per share as of September 30 is summarized as follows with dollars in thousands except per share data:


                                                        Quarter-to-Date                   Year-to-Date
                                                  ---------------------------     ----------------------------
                                                      2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------
Net income                                        $     7,020     $     7,418     $    22,700     $    21,599
Basic earnings per share:
Weighted average shares outstanding                17,367,975      17,745,481      17,424,223      17,720,610
Basic earnings per share                          $      0.40     $      0.42     $      1.30     $      1.22

Diluted earnings per share:
Weighted average shares outstanding                17,367,975      17,745,481      17,424,223      17,720,610
Common stock equivalents due to stock options           5,110          85,234          17,224          88,565
Adjusted shares outstanding                        17,373,085      17,830,715      17,441,447      17,809,175
Diluted earnings per share                        $      0.40     $      0.42     $      1.30     $      1.21

NOTE 5

The Corporation has historically identified its reportable segments on the basis of geographic areas served. As of the end of the third quarter, the Corporation completed the legal charter consolidation of all of its twelve subsidiary banks into Integra Bank, N.A. In conjunction with the consolidation, the Corporation is in the process of changing its organizational and financial reporting structure from a geographic structure to a structure organized along lines of business. The structure will consist of four lines of business - Retail Banking; Community Banking; Commercial Banking; and Trust and Investment Services. The Corporation is in the process of aligning its information systems to provide the necessary information to report along the new lines of business, which is expected to be complete during the fourth quarter of 2000.

During the transition to the new lines of business, management is monitoring the Corporation based on the Bank's overall operating results, which are not materially different than that reported in the consolidated financial statements of the Corporation.


NOTE 6

A subsidiary of the Corporation sponsored an employee stock ownership plan
(ESOP) that covered certain eligible employees. During the first quarter of 2000, the Corporation made the final distribution of all shares from the ESOP and closed out the plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries as presented in the preceding condensed consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All information has been restated to include bank acquisitions accounted for using the pooling of interests method and to give effect to all stock dividends.

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

The Corporation has devoted significant resources in 2000 towards the consolidation of its banking subsidiaries into one bank under the new name Integra. The Corporation had established a three phase plan for completion of the project. The first phase of the project was completed on May 19, 2000, the second phase was completed on July 14, 2000 and the final phase was completed on September 15, 2000. The corporation had estimated that it would incur approximately $1,800,000 of costs associated with the consolidation project. At September 30, 2000 the total costs incurred were approximately $2,100,000.

On July 5, 2000 the Corporation signed a definitive agreement to acquire Webster Bancorp, Inc. (Webster), headquartered in Clay, Kentucky. At September 30, 2000 Webster reported total assets of $292,000,000 deposits of $247,500,000 and shareholders' equity of $21,400,000. Under the terms of the original agreement the Corporation would have issued approximately 1,750,000 shares of its common stock for all of the issued and outstanding shares of Webster. On September 27, 2000 the Corporation and Webster amended the definitive agreement to provide that the Corporation will issue 1,500,000 shares of common stock. The transaction is subject to regulatory approval, approval by Webster's shareholders, and certain other conditions. The transaction is expected to close in the first quarter of 2001 and will be accounted for as a purchase. The Corporation also announced that the previously authorized buy-back of up to 1,750,000 shares of its common stock to facilitate the purchase of Webster would be reduced to up to 1,500,000 shares. The stock buy-back is expected to be completed prior to the end of the first quarter of 2001. In conjunction with the acquisition of Webster, the Corporation will initially record an estimated $5,100,000 of goodwill.

On August 10, 2000 the Corporation signed an agreement to acquire four banking centers of AmSouth Bank located in the greater Bowling Green, Kentucky area. Under the terms of the Purchase and Assumption Agreement, the Corporation will purchase certain loans and assets and assume approximately $185,000,000 of deposits and other liabilities of AmSouth's four branch banks located in the Commonwealth of Kentucky. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2000. In conjunction with the acquisition of the deposit liabilities from AmSouth, the Corporation will record an estimated $22,600,000 in deposit premium associated with this transaction.


NET INCOME

Net income for the quarter ended September 30, 2000 was $7,020,000 compared to $7,418,000 in the third quarter of 1999, a decrease of $398,000 or five percent. Basic earnings per share for the third quarter were $0.40 in 2000 compared to $0.42 in 1999. Earnings per share, on a diluted basis were $0.40 for the third quarter of 2000 compared to $0.42 in 1999.

For the nine months ended September 30, 2000, net income was $22,700,000 compared to $21,599,000 in the prior year, an increase of $1,101,000 or five percent. Basic earnings per share for the first nine months were $1.30 in 2000 compared to $1.22 in 1999. Earnings per share, on a diluted basis, were $1.30 for 2000 compared to $1.21 in 1999, an increase of seven percent.

The basic weighted average number of shares outstanding was 17,367,975 and 17,424,223 for the three and nine months, respectively, ended September 30, 2000, compared to 17,745,481 and 17,720,610 during the same periods last year. The weighted average number of shares outstanding, assuming dilution, was 17,373,085 and 17,441,447 for the three and nine months ended September 30, 2000, respectively, compared to 17,830,715 and 17,809,175 during the same periods in the prior year. The reduction in the number of average shares outstanding is due to the Corporation's purchase of shares of common stock under its stock repurchase program announced in October 1999.

The average return on equity for the third quarter of 2000 was 11.98% versus 12.67% in the same period a year ago. The average return on equity for the nine months ended September 30 was 13.28% and 12.67% in 2000 and 1999, respectively.


NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, for the quarter ended September 30, 2000 was $24,045,000, relatively flat compared with the $24,156,000 in the same period in 1999. Although earning assets averaged $2,399,216,000 during the third quarter of 2000, an increase of approximately $403,914,000 from the third quarter last year, the increase in funding costs exceeded the increase in earning asset yields resulting in a reduction in the net interest margin from 4.80% in 1999 to 3.99% in the third quarter of 2000. The majority of the increase in average earning assets was in the securities portfolio, which increased $384,221,000 over the third quarter of
 1999. Average loans for the quarter ended September 30, 2000 was $1,652,999,000, relatively flat compared with $1,652,654,000 in the same period in 1999. The growth in average earning assets was funded primarily through an increase in short-term and other borrowings. The average balance for borrowings was $657,944,000 for the third quarter of 2000, compared to $246,676,000 for the same period in the prior year.

For the nine months ended September 30, 2000, net interest income, on a taxable equivalent basis, was $71,953,000 compared to $71,873,000 for the same period in 1999, primarily due to increases in volume of average earning assets. Average earning assets for the first nine months of 2000 were $2,236,420,000 compared to $1,990,424,000 for the corresponding period in 1999, reflecting an increase of $245,996,000 or 12%. Average securities for the first nine months of 2000 increased $197,846,000 over the same period in 1999. Average loans also increased $51,373,000 in the first nine months of 2000 compared to 1999. For the first nine months of 2000 average interest bearing deposits increased $35,425,000 and average borrowed funds increased $240,517,000 compared to 1999.

The net interest margin for the first nine months of 2000 decreased 50 basis points from 4.81% in 1999 to 4.31% in 2000. This decrease is principally due to increased funding costs to support the growth of earning assets.


UNDERPERFORMING ASSETS

Listed below is a comparison of underperforming assets with dollars in thousands.

                                     September 30, 2000   December 31, 1999   September 30, 1999
-------------------------------------------------------------------------------------------------
Nonaccrual loans                     $           33,745   $          32,025   $           14,452
Restructured loans                                  167               1,275                1,262
90 days past due loans                            3,760               1,629                1,425
-------------------------------------------------------------------------------------------------
  Total underperforming loans                    37,672              34,929               17,139
Other real estate held                              842                 936                  749
-------------------------------------------------------------------------------------------------
     Total underperforming assets    $           38,514   $          35,865   $           17,888
=================================================================================================


For the first nine months of 2000 total underperforming loans increased $2,743,000 or eight percent. Past due 90 days or more, nonaccrual, and restructured loans were two percent, two percent and one percent of total gross loans at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

PROVISION FOR LOAN LOSSES

Net charge-offs amounted to $3,624,000 through September 30, 2000, compared to $2,264,000 in the corresponding period in the prior year. Net charge-offs for the third quarter were $1,714,000 in 2000 and $704,000 in 1999.

The provision for loan losses for the third quarter was $1,050,000 in 2000 compared to $1,149,000 for the same period in 1999. For the nine months ending September 30, 2000 and 1999 provision for loan losses was $2,963,000 and $3,249,000 respectively. The provision for loan losses is determined based on a quarterly review of the allowance for loan losses.

Management evaluates large credits and loans identified as problem loans on an individual basis to identify the risk profile and probable losses of such loans. All other loans are evaluated as homogeneous pools based on historical loss experience and the provision is allocated accordingly. During the third quarter there were no significant changes in loan concentrations, quality, or terms. There were no material changes in estimation methods or assumptions affecting the allowance, or reallocations of the allowance among the various parts of the portfolio during the third quarter of 2000. As of September 30, 2000 management considered the allowance for loan losses adequate for probable loan losses.


NONINTEREST INCOME

Noninterest income for the third quarter was $4,781,000 in 2000 and $4,048,000 in 1999. Securities transactions resulted in gains of $467,000 in the third quarter of 2000 and $16,000 in the same period of 1999. Total noninterest income excluding securities transactions was approximately $4,314,000 in the third quarter of 2000 and $4,032,000 in the same period in 1999, an increase of seven percent.

For the nine months ended September 30, 2000 noninterest income increased $3,489,000, or 31%, from the same period a year ago. During the first quarter of 2000 the Corporation recognized a gain of approximately $1,800,000 on the sale of its mortgage loan investor servicing rights. The Corporation had gains on securities transactions of $976,000 during the first nine months of 2000 and losses of $622,000 for the corresponding period in 1999. Noninterest income for the nine months ending September 30, excluding securities gains or losses and the gain on sale of mortgage servicing rights, was $11,794,000 in 2000 and $11,703,000 in 1999.


NONINTEREST EXPENSE

Noninterest expense increased $687,000, or four percent, in the third quarter of 2000 compared to the third quarter of 1999. Salaries and employee benefits increased $234,000, or three percent; occupancy expense decreased $61,000, or six percent and other noninterest expense increased $574,000, or 11%, over the same period of 1999. During the third quarter of 1999, other expense included approximately $813,000 of pretax operating losses related to expenses associated with the Corporation's investments in low income housing projects. During the third quarter of 2000 the Corporation incurred approximately $900,000 of expense associated with the consolidation of its banking subsidiaries.

For the first nine months of 2000 noninterest expense increased $2,174,000, or five percent, compared to the same period a year ago. Salaries and employee benefits increased $1,787,000 or eight percent and other noninterest expense increased $464,000 or three percent over same period in the prior year.


FINANCIAL POSITION

During the first nine months of 2000 average earning assets increased approximately $245,996,000 or 12% over the same period a year ago. Average investment securities increased approximately $197,846,000 or 58% from 1999 average levels and average loan balances increased approximately $51,373,000 during the same period. As average non-interest bearing deposits declined during the first nine months of 2000 by approximately $24,298,000 the Corporation funded the earning asset growth through higher costing interest bearing deposits which increased by $35,425,000 and borrowed funds, which increased by approximately $240,517,000.

During 2000 the Corporation increased its portfolios of mortgage-backed and U.S. Government and agency securities and funded this growth, principally, through wholesale borrowings to more effectively utilize excess capital and to increase earnings. This strategy is designed to earn incremental revenue from excess capital not previously utilized to support other areas of the Corporation's banking operations. As of September 30, 2000 total assets had been increased by approximately $700,000,000 as a result of this strategy. In order to reduce the potential negative impact of rising interest rates on this strategy, the Corporation entered into interest rate caps with aggregate notional values of approximately $175,000,000.

Amortized cost and the fair values of securities available for sale at September 30, 2000 with amounts in thousands are as follows:

                                                               Gross          Gross
                                            Amortized       Unrealized      Unrealized         Fair
                                               Cost            Gains          Losses           Value
------------------------------------------------------------------------------------------------------
U.S. Government and agency securities        $163,266        $    167        $    600        $162,833
Taxable municipals                              2,424              15              21           2,418
Tax-exempt municipals                         136,927           1,219           1,081         137,065
Corporate securities                            5,298              66              85           5,279
Mortgage-backed securities                    512,483           6,898           1,693         517,688
Trust preferred securities                     21,442             349              68          21,723
Equity securities                              26,225               -               -          26,225
------------------------------------------------------------------------------------------------------
     Total available for sale                $868,065        $  8,714        $  3,548        $873,231
======================================================================================================



LOANS

Total loans at September 30, 2000, were $1,646,586,000 compared to $1,700,833,000 at December 31, 1999, reflecting a decrease of $54,247,000 or three percent. During the second quarter of 2000, the Corporation securitized approximately $38,000,000 of its mortgage loans and retained the resulting mortgage-backed securities in its investment portfolio. Excluding the loans which were securitized, loans at September 30, 2000 decreased $16,247,000 or one percent compared to December 31, 1999.


DEPOSITS

Total deposits decreased $34,676,000 or two percent to $1,659,985,000 at September 30, 2000, from $1,694,661,000 at December 31, 1999. Total noninterest bearing deposits decreased $36,466,000 or 18% and interest-bearing deposits increased $1,790,000 during the nine months ended September 30, 2000.


SHORT-TERM AND OTHER BORROWINGS

Short-term and other borrowings, which consist, principally, of federal funds purchased, repurchase agreements and Federal Home Loan Bank advances, were $752,113,000 at September 30, 2000 compared to $228,360,000 at December 31,1999.
The increase in these borrowings was used to support asset growth as described in the discussion of securities above.


SHAREHOLDERS' EQUITY

The Corporation and its subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.

                                             Minimum
                                          Requirements  September 30, 2000  December 31, 1999  September 30, 1999
------------------------------------------------------------------------------------------------------------------
Tier 1 capital to risk-based assets              4.00%              13.55%             13.78%              14.31%

Total capital to risk-based assets               8.00%              14.80%             15.04%              15.50%

Tangible equity to tangible assets               3.00%               9.28%             10.47%               9.15%


LIQUIDITY AND CAPITAL RESOURCES

The Corporation and its subsidiaries require sufficient liquidity to make new loans, to accommodate possible outflows of deposits, to repay borrowings at maturity, and to take advantage of attractive investment opportunities. The Corporation's primary sources have been federal funds sold and securities available for sale. Liquidity is also available to the Corporation through federal funds purchased, repurchase agreements, Federal Home Loan Bank advances and brokered deposits. The Corporation and its subsidiaries have adequate liquidity to meet their operating needs.

Integra Bank Corporation (parent company) obtains liquidity from the receipt of dividends and fees from its subsidiary bank, money market deposits and available for sale securities. As a supplemental source of liquidity the Corporation entered into a $50,000,000 line of credit agreement with a group of lenders which matures on June 29, 2001. The Corporation plans to draw on this line as required for general corporate purposes including possible acquisitions. Management believes that the parent company has sufficient liquidity to meet its cash needs.


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

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


The following exhibits are submitted herewith:

     3(i) Articles of Amendment of Restated Articles of Incorporation of the Registrant dated May 17, 2000

     27      Financial Data Schedule (Electronic Filing Only)


REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTEGRA BANK CORPORATION


                                           By  /s/ James E. Adams
                                               ------------------
                                               Executive Vice President and
                                               Chief Financial Officer
                                               November 9, 2000

                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      ----------------------------------------------------


     3(i) Articles of Amendment of Restated Articles of Incorporation of the Registrant dated May 17, 2000

     27             Financial Data Schedule (Electronic Filing Only)


--------------------------------------------------------------------------------