Form 10-K
period 2000-12-31
INTEGRA BANK CORP
filed 2001-03-14
CIK 764241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

                         Commission file number 0-13585

                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                        Indiana                                      35-1632155
          (State or other jurisdiction of                (I.R.S. Employer Identification number)
           incorporation or organization)

21 S.E. Third Street, P.O. Box 868, Evansville, IN                   47705-0868
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $350,462,000.

The number of shares outstanding of the registrant's common stock was 17,379,051 at March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders. (Part III)

                            INTEGRA BANK CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                           PAGE
                                                                          NUMBER
PART I

Item 1.   Business                                                           3
Item 2.   Properties                                                         8
Item 3.   Legal Proceedings                                                  8
Item 4.   Submission of Matters to a Vote of Security Holders                8

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                          8
Item 6.   Selected Financial Data                                            9
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operation                                            10
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk        24
Item 8.   Financial Statements and Supplementary Data                       25
Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosures                                           56

PART III

Item 10.  Directors and Executive Officers of the Registrant                56
Item 11.  Executive Compensation                                            56
Item 12.  Security Ownership of Certain Beneficial Owners and Management    56
Item 13.  Certain Relationships and Related Transactions                    56

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                        57


Signatures

                                    FORM 10-K
                            INTEGRA BANK CORPORATION
                                December 31, 2000

PART I

ITEM 1.  BUSINESS

Integra Bank Corporation (the "Corporation"), was organized in 1985 as an Indiana corporation to engage in the business of a bank holding company. Based in Evansville, Indiana, the Corporation owns Integra Bank NA, a national banking association (the "Bank") operating a total of seventy-seven banking centers. The Corporation also owns a property management company and has a controlling interest in Integra Capital Trust I, a trust securities affiliate.

The Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Southwestern Ohio. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); and complete personal and corporate trust services. The Bank's wholly-owned subsidiary, IBNK Leasing Corp., operates as a full service equipment and real property leasing company offering its services to all commercial clients of the Bank.

Twenty-One Southeast Third Corporation ("TSTC") is the Corporation's property management subsidiary. TSTC is the entity through which the Corporation constructed a nine-story addition to the main office of the Bank. The Bank and the Corporation occupy five floors of the building and the remaining floors have been sold or leased as condominiums. TSTC serves in a property management capacity for this facility.

At December 31, 2000, the Corporation and its subsidiaries had 801 full-time equivalent employees. The Corporation and its subsidiaries provide a wide range of employee benefits and management considers employee relations to be excellent.

COMPETITION

The Corporation has active competition in all areas in which it presently engages in business. The Bank competes for commercial and individual deposits and loans with commercial banks, thrift institutions, credit unions connected with local businesses, and other non-banking institutions. IBNK Leasing Corp. competes with bank and non-bank leasing companies as well as finance subsidiaries of major equipment vendors.

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

The Bank is supervised and regulated primarily by the Office of the Comptroller of the Currency ("OCC"). It is also a member of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act and subject to the provisions of the Federal Deposit Insurance Act.

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Corporation, the Bank, as well as their officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under "Deposit Insurance", the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it fails to become adequately capitalized when required to do so, it fails to submit a timely and acceptable capital restoration plan, or it materially fails to implement an accepted capital restoration plan.

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

Dividends and Other Relationships with Affiliates

The Corporation is a legal entity separate and distinct from its subsidiaries. The source of the Corporation's cash flow, including cash flow to pay dividends on the Corporation's common stock, is the payment of dividends to the Corporation by the Bank. Generally, such dividends are limited to the lesser of
(i) undivided profits (less bad debts in excess of the allowance for credit losses) and (ii) absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years. Further, a depository institution may not pay a dividend if (i) it would thereafter be "undercapitalized" as determined by federal banking regulatory agencies or
(ii) if, in the opinion of the appropriate banking regulator, the payment of dividends would constitute an unsafe or unsound practice.

The Bank is subject to additional restrictions on its transactions with affiliates, including the Corporation. State and federal statutes limit credit transactions with affiliates, prescribing forms and conditions deemed consistent with sound banking practices, and imposing limits on permitted collateral for credit extended.

Under FRB policy, the Corporation is expected to serve as a source of financial and managerial strength to the Bank. The FRB requires the Corporation to stand ready to use its resources to provide adequate capital funds during periods of financial stress or adversity. This support may be required by the FRB at times when the Corporation may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), the Corporation may be required to provide limited guarantee of compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

Regulatory Capital Requirements

The Corporation and the Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2000, and the Bank qualified as well capitalized under the regulatory framework for prompt corrective action. See
Item 8, footnote 15.

Failure to meet capital requirements could result in a variety of enforcement remedies, including the termination of deposit insurance or measures by banking regulators to correct the deficiency in the manner least costly to the deposit insurance fund.

Deposit Insurance

The Bank is subject to federal deposit insurance assessments by the FDIC. The assessment rate is based on classification of a depository institution into a risk assessment category. Such classification is based upon the institution's capital level and certain supervisory evaluations of the institution by its primary regulator. The Bank is currently assessed at the most favorable rate charged.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Corporation is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

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

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (the "Act") was signed into law, breaking down the last remaining barriers to full convergence of the banking, securities, and insurance industries. The major provisions of the Act took effect on March 12, 2000.

The Act enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Activities that U. S. banking organizations are currently permitted to conduct both domestically and overseas can be conducted by financial holding companies domestically (they include a broad range of financial activities, including operating a travel agency). In addition, the Act permits the FRB and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

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

Additional Regulation, Government Policies, and Legislation

In addition to the restrictions discussed above, the activities and operations of the Corporation and the Bank are subject to a number of additional detailed, complex, and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth-in-Savings Act, anti-redlining legislation, and antitrust laws.

The actions and policies of banking regulatory authorities have had a significant effect on the operating results of the Corporation and the Bank in the past and are expected to do so in the future.

Finally, the earnings of the Bank are strongly affected by the attempts of the FRB to regulate aggregate national credit and the money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. The FRB's policies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States Government. The effects of various FRB actions on future performance cannot be predicted.

STATISTICAL DISCLOSURE

The statistical disclosure on the Corporation and the Bank, on a consolidated basis, included in response to Item 7 of this report is hereby incorporated by reference herein.

EXECUTIVE OFFICERS OF THE CORPORATION

Certain information concerning the Executive Officers of the Corporation as of March 1, 2001, is set forth in the following table.


NAME                       AGE    OFFICE AND BUSINESS EXPERIENCE
-----------------------    ---    ----------------------------------------------
Michael T. Vea              42    Chairman of the Board, President, and Chief
                                  Executive Officer of the Corporation (January
                                  2000 to present); Chairman of the Board and
                                  Chief Executive Officer of the Corporation
                                  (September 1999 to January 2000); President
                                  and Chief Executive Officer, Bank One,
                                  Cincinnati, Inc. (1995-1999).

James E. Adams              56    Executive Vice President, Chief Financial
                                  Officer, and Secretary of the Corporation
                                  (December 1999 to present); Executive Vice
                                  President and Chief Financial Officer,
                                  Mainstreet Financial Corporation (1994-1999).

John A. Crumrine            54    Executive Vice President, Retail Manager of
                                  the Corporation (December 1999 to present);
                                  Retail Market Manager, Bank One, Lexington,
                                  Inc. (1996-1999); Executive Vice President -
                                  Retail Manager, Bank One, Cincinnati, Inc.
                                  (1991-1996).

D. Michael Kramer           42    Executive Vice President, Chief Technology and
                                  Operations Manager of the Corporation
                                  (December 1999 to Present); President and
                                  Chief Operating Officer, Target Media (1996 to
                                  1999); Senior Vice President and Manager of
                                  Financial Institutions Division, Star Bank,
                                  N.A. (1990-1996).

Curtis D. Ritterling        44    Executive Vice President - Credit Risk Manager
                                  of the Corporation (September 1999 to
                                  present); Executive Vice President of the
                                  Corporation (1997 to 1999); Senior Vice
                                  President and Commercial Market Executive,
                                  State of Illinois, Nations Bank, (1996 to
                                  1997); Chairman, President, and Chief
                                  Executive Officer, Boatmen's Bank of Marshall
                                  (1990 to 1995).

Nancy Epperson              56    Senior Vice President, Human Resources
                                  Director of the Corporation (October 1985 to
                                  present)

ITEM 2.  PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 2000, was $49.4 million. The Corporation's offices are located at 21 S.E. Third Street in downtown Evansville, Indiana, in a building owned by TSTC. The main and all branch offices of the Bank, the leasing company, and the property management company are located on premises either owned or leased. None of the property is subject to any major encumbrance.

A nine-story addition to the Bank's main office was completed in 1998 at a total cost of approximately $18.0 million. The Bank and the Corporation occupy five floors of the building and the other floors have been sold or leased to third parties. The Corporation's share of the building cost was approximately $10.0 million. There are no material commitments for capital expenditures.

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

The Corporation's common stock is traded on the Nasdaq Stock Market under the symbol IBNK.

The following table lists the stock price for the past two years and dividend information for the Corporation's common stock. Stock prices and dividends have been retroactively adjusted to reflect all stock dividends.


                                      RANGE OF STOCK PRICE
                                    -------------------------          DIVIDENDS
                 QUARTER              LOW               HIGH           DECLARED
                 -------            -------           -------          ---------
2000
----
                   1st              $ 18.50           $ 28.00          $  0.2100
                   2nd                16.38             22.63             0.2100
                   3rd                16.25             22.19             0.2100
                   4th                20.38             27.38             0.2350

1999
----
                   1st              $ 22.86           $ 36.19          $  0.1905
                   2nd                23.10             33.33             0.1905
                   3rd                22.80             32.26             0.1905
                   4th                23.33             29.88             0.2100

The Corporation has historically paid quarterly cash dividends and through 1999, annual stock dividends. The Corporation depends upon the dividends from the Bank to pay cash dividends to its shareholders. The ability of the Bank to pay such dividends is limited by banking laws and regulations.

As of March 1, 2001, there were approximately 2,805 holders of record of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Data, Ratios and Other Data)

                                                 2000               1999               1998              1997               1996
FOR THE YEAR
Net interest income                          $    91,856       $     89,817        $    87,897       $    81,338        $    75,618
Provision for loan losses                          4,138             12,497              7,143             2,703              3,705
Noninterest income                                20,266             13,639             16,621            14,102             12,437
Noninterest expense                               63,573             60,406             67,289            53,498             48,096
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        44,411             30,553             30,086            39,239             36,254
Income taxes                                      13,920              7,909              7,970            11,071             11,541
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                   $    30,491       $     22,644        $    22,116       $    28,168        $    24,713

PER COMMON SHARE*
Net income per share:
 Basic                                       $      1.77       $       1.28        $      1.26       $      1.61        $      1.41
 Diluted                                            1.77               1.27               1.25              1.60               1.41
Book value                                         12.94              12.73              12.34             12.02              10.99
Cash dividends                                      0.87               0.78               0.68              0.58               0.50

YEAR-END

Total assets                                 $ 3,068,818       $  2,203,477        $ 2,195,224       $ 1,985,178        $ 1,816,935
Securities**                                     997,494            332,359            365,841           424,963            413,604
Loans, net of unearned income                  1,689,290          1,700,833          1,648,296         1,400,959          1,254,691
Deposits                                       1,871,036          1,694,661          1,734,585         1,532,804          1,455,356
Shareholders' equity                             205,517            223,088            218,280           211,237            188,003

SELECTED FINANCIAL RATIOS
Return on average assets                            1.23%              1.05%              0.99%             1.44%              1.42%
Return on average equity                           13.45               9.90               9.86             13.95              13.11
Cash dividends payout                              49.15              60.94              53.97             36.02              35.46
Average equity to average assets                    9.06              10.62              10.08             10.30              10.82

OTHER DATA
Weighted average shares:
 Basic*                                       17,233,413         17,701,235         17,602,440        17,458,199         17,558,356
 Diluted*                                     17,254,335         17,794,188         17,719,649        17,602,483         17,576,201
Shares outstanding at year-end*               15,880,999         17,518,117         17,687,818        17,581,723         17,102,790
Average assets                               $ 2,511,947       $  2,154,168       $  2,158,314       $ 1,911,525        $ 1,741,476
Average equity                                   227,573            228,740            217,524           196,909            188,490
Dividends declared                                14,800             13,807             12,813            10,074              8,488


 * Restated to reflect all stock dividends and the two-for-one stock split in
 1996

** 1996 does not include nonmarketable equity securities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation (the "Corporation") and its subsidiaries as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All information has been restated to include bank acquisitions accounted for using the pooling of interests method and to give effect to all stock dividends. Unless otherwise noted all dollar amounts other than share and per share data are in thousands (000's).

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

BUSINESS DESCRIPTION

Integra Bank Corporation is an Indiana corporation based in Evansville, Indiana, which was established in 1985 to engage in the business of a bank holding company. The Corporation has a wholly owned banking subsidiary, Integra Bank
NA, which operates seventy-seven banking centers. The Corporation also has a real estate property management company and a trust securities affiliate.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois, and Southwestern Ohio. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing, and collecting); and complete personal and corporate trust services. Integra Bank's wholly owned subsidiary, IBNK Leasing Corp., operates as a full service equipment and real property leasing company offering its services to all commercial clients of the Bank.

On November 16, 2000, the Corporation acquired four banking offices in Bowling Green and Franklin, Kentucky with approximately $99,000 in loans and assumed deposit liabilities of approximately $165,000 from AmSouth Bank. The resulting intangible assets of approximately $22,025 are being amortized over periods up to 25 years. The acquisition was accounted for under the purchase method of accounting.

In 2000, the Corporation announced a merger agreement with Webster Bancorp, Inc., parent company for West Kentucky Bank, Madisonville, Kentucky. At December 31, 2000, West Kentucky Bank had total assets and shareholders' equity of $293,906 and $19,749, respectively. The acquisition, accounted for under the purchase method of accounting, was completed on January 31, 2001.

Also during 2000, the Corporation completed its charter consolidation project, combining twelve subsidiary banks into Integra Bank.

The Corporation made no acquisitions during 1999. The following table summarizes acquisitions made by the Corporation during 1998. Assets acquired are measured as of the date of each acquisition.


                                                              Date     Accounting      Assets           Resulting
Entity                                                    Acquired         Method    Acquired    Intangible Asset
-----------------------------------------------------------------------------------------------------------------

Mayfield Branch of Republic Bank and Trust         January 8, 1998       Purchase    $ 65,639             $ 4,521
Vernois Bancshares, Inc.                             March 6, 1998       Purchase     179,156              16,551
Illinois One Bancorp, Inc.                            May 31, 1998        Pooling      86,100                   -
Community First Financial, Inc.                    August 31, 1998        Pooling     134,800                   -
Trigg Bancorp, Inc.                                August 31, 1998        Pooling      95,000                   -
1st Bancorp Vienna, Inc.                           October 1, 1998        Pooling      38,200                   -
Hoosier Hills Financial Corporation                October 1, 1998        Pooling     117,100                   -
Commonwealth Commercial Corporation               October 31, 1998        Pooling      23,000                   -
Downstate Banking Co.                             October 31, 1998        Pooling      21,600                   -
Princeton Federal Savings Bank, fsb              November 30, 1998        Pooling      32,300                   -
Progressive Bancshares, Inc.                      December 1, 1998        Pooling     144,800                   -


Management continues to evaluate acquisition opportunities as they arise.

FINANCIAL CONDITION

Total assets at December 31, 2000, were $3,068,818, compared to $2,203,477 at December 31, 1999. Deposits increased $176,375 from $1,694,661 at December 31, 1999 to $1,871,036 at December 31, 2000. Shareholders' equity decreased from $223,088 at December 31, 1999, to $205,517 at December 31, 2000 primarily as a result of the stock buy back program associated with the acquisition of Webster Bancorp, Inc. During 2000, book value per share increased by $0.21 to $12.94 and the ratio of average equity capital to average assets was 9.06%.

Average earning assets increased $345,995 during 2000 to $2,352,041. During 2000 average total securities increased $297,328, or 86.2%; average loans increased $32,671, or 2.0%; and average other earning assets increased $15,996. The mix of earning assets shifted as average loans to average earning assets decreased from 82.1% in 1999 to 71.4% in 2000 and average securities to average earning assets increased from 17.2% in 1999 to 27.3% in 2000. This shift is primarily the result of a leverage program implemented by the Corporation during 2000, to more effectively utilize excess capital and increase earnings.

Average interest-bearing deposit balances increased by $55,591, or 3.8%, in 2000 and average non-interest-bearing deposits decreased $25,783, or 12.1%. During 2000, average federal funds purchased and securities sold under agreements to repurchase increased $143,404 and average other borrowings increased $189,811. The increase in borrowings was necessary to fund the leveraged increase in earning assets.

SECURITIES PORTFOLIO

Total average securities comprised 27.3% of average earning assets in 2000 compared to 17.2% and 21.1% in 1999 and 1998, respectively. They represent the second largest earning asset component after loans. Average securities increased $297,328, or 86.2%, during 2000 as the Corporation pursued various investment alternatives to better employ capital and enhance revenues while maintaining conservative interest rate and credit risk exposure. The portfolio shifted toward investments in mortgage-backed securities, as these generally yield 70-100 basis points more than comparable U.S. Treasury securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Mortgage-backed securities represented 59.1% of the investment portfolio at December 31, 2000 as compared to 13.6% and 18.0% at December 31, 1999 and 1998, respectively.



SECURITIES PORTFOLIO                           Carrying Value at December 31,
                                            -----------------------------------
                                              2000         1999          1998
-------------------------------------------------------------------------------

U.S. Treasury securities                     $      -    $  5,966      $ 15,200
U.S. Government agencies                      226,231      67,410        53,167
Mortgage-backed securities                    589,419      45,283        65,737
State & political subdivisions                134,836     184,605       199,480
Other securities                               47,008      29,095        32,257
-------------------------------------------------------------------------------
Total                                        $997,494    $332,359      $365,841
===============================================================================

LOANS

The Corporation utilizes a centralized credit administration function and loan policies ratified by the board of directors. Board oversight of the lending function resides in the Credit Risk Committee. This committee, which meets monthly, includes members of Integra Bank's executive management as well as outside directors. The committee monitors credit quality through its review of information such as delinquencies, problem loans, and charge-offs. The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending, and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment. In addition, the credit risk functions are monitored by bank credit review personnel, regulatory agencies, and independent accountants, for compliance as well as loan quality.

Loans, net of unearned income at December 31, 2000 totaled $1,689,290 compared to $1,700,833 at year-end 1999, reflecting a decrease of $11,543 or .7%. During the second quarter of 2000, the Corporation securitized approximately $38,000 of its residential real estate loans and retained the resulting mortgage-backed securities in its investment portfolio. The purchase of four branches during the fourth quarter added approximately $99,000 in loans, consisting of $56,000 of commercial loans, $30,000 of consumer loans and $13,000 of real estate loans. During the fourth quarter of 1999 management performed an extensive credit risk assessment of the portfolio. The results of management's assessment led to a revision in underwriting policies, primarily in commercial loans and consumer loans.

 LOAN PORTFOLIO AT YEAR END, FIVE-YEAR SUMMARY



                                                 2000          1999           1998            1997         1996
-------------------------------------------------------------------------------------------------------------------

Real estate loans                             $1,156,089    $1,122,398     $  964,493      $  801,611    $  710,250
Commercial, industrial, and
  agricultural loans                             353,318       355,485        415,579         363,727       325,691
Economic development loans and
  other obligations of state and
  political subdivisions                          25,120        22,331         19,780          15,492        12,260
Consumer loans                                   138,230       165,246        223,377         198,615       192,475
Direct lease financing                             8,932        11,598         12,988          13,146        12,336
Leveraged leases                                   5,554         5,382          5,102           4,661             -
All other loans                                    2,190        18,937          7,606           5,017         3,154
-------------------------------------------------------------------------------------------------------------------
  Total loans                                  1,689,433     1,701,377      1,648,925       1,402,269     1,256,166
Less: unearned income                                143           544            629           1,310         1,475
-------------------------------------------------------------------------------------------------------------------
  Loans, net of unearned income               $1,689,290    $1,700,833     $1,648,296      $1,400,959    $1,254,691
===================================================================================================================
Allowance for loan losses                     $   25,264    $   25,155     $   18,443      $   13,854    $   12,539
===================================================================================================================

The various categories of loans are subject to varying levels of risk. Management mitigates this risk through portfolio diversification as well as geographic diversification. The Corporation concentrates its lending activity in the geographic market areas that it serves, primarily Indiana, Illinois, Kentucky and Southwestern Ohio. The loan portfolio is diversified by type of loan and industry. The loan portfolio's mix at December 31, 2000 consisted of 68.4% real estate loans, 23.3% commercial loans and consumer loans at 8.3%.

The Corporation lends to commercial customers in various industries including manufacturing, agricultural, health and other services, transportation, mining, wholesale, and retail. There is no concentration of loans in any single industry exceeding 10% of its portfolio nor does its portfolio contain any loans to finance speculative transactions, such as large, highly leveraged buyouts or loans to foreign countries.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2000
ON AGRICULTURAL, COMMERCIAL, AND TAX-EXEMPT LOANS



                                            After 1 Year
                                 Within      But Within      Over
Rate sensitivities:              1 Year       5 Years        5 Years     Total
--------------------------------------------------------------------------------

Fixed rate loans                $ 27,130      $93,898        $21,522    $142,550
Variable rate loans              221,677        2,599             66     224,342
--------------------------------------------------------------------------------
Subtotal                        $248,807      $96,497        $21,588     366,892
====================================================================
Percent of total                   67.81%       26.30%          5.88%

Nonaccrual loans                                                          11,546
                                                                        --------
Total loans                                                             $378,438
                                                                        ========

NON-PERFORMING ASSETS

Non-performing assets consist of defaulted municipal securities, nonaccrual loans, restructured loans, loans past due 90 days or more, and other real estate owned. Defaulted municipal securities are those which have defaulted on interest payments. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectibility of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans where the terms have been changed to provide a reduction or deferral of principal or interest because of the borrower's financial position. Past-due loans are loans that are continuing to accrue interest but are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity, or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms.

Nonaccrual, restructured and past due loans were 2.19% and 2.05% of loans, net of unearned income at the end of 2000 and 1999, respectively. Additional interest income that would have been recorded, if nonaccrual and restructured loans had been current in accordance with their original terms, was $3,481, $1,093, and $646, in 2000, 1999, and 1998, respectively. The interest recognized on nonaccrual loans was approximately $133, $31, and $130, in 2000, 1999, and 1998, respectively.

In addition to those loans classified as non-performing, management was monitoring loans of approximately $74,025 and $73,460 as of December 31, 2000 and 1999, respectively, for the borrowers' abilities to comply with present loan repayment terms. All impaired loans discussed in Note 6 to the financial statements in this report are included in non-performing or closely monitored loans.

 NON-PERFORMING ASSETS AT YEAR END, FIVE-YEAR SUMMARY


                                      2000       1999       1998       1997        1996
-----------------------------------------------------------------------------------------
Non-performing loans:
  Nonaccrual                        $ 33,079   $ 32,025   $  9,782   $  6,184    $  3,717
  Restructured                           160      1,275        374        293         481
  90 days past due                     3,760      1,629      1,610      2,011       2,264
-----------------------------------------------------------------------------------------
    Total non-performing loans        36,999     34,929     11,766      8,488       6,462

Defaulted municipal securities             -          -          -         61          31
Other real estate owned                1,522        936        715        180         215
-----------------------------------------------------------------------------------------
    Total non-performing assets     $ 38,521   $ 35,865   $ 12,481  $   8,729    $  6,708
=========================================================================================

The Corporation monitors credit quality through a periodic review and analysis of the loan portfolio. On a quarterly basis, the Corporation performs an evaluation of the adequacy of the allowance for loan losses. The evaluation includes an analysis of past due loans, loans criticized during regulatory examinations, internally classified loans, delinquency trends, and other relevant factors. The results of these evaluations are used by the Corporation to determine the adequacy of the allowance for loan losses.

CREDIT MANAGEMENT

The allowance for loan losses is that amount which, in management's opinion, is adequate to absorb estimated loan losses as determined by management's periodic evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is charged to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb estimated losses based on management's periodic evaluation of the factors previously mentioned as well as any other pertinent factors.

The adequacy of the allowance for loan losses is based on ongoing quarterly assessments of the probable estimated losses inherent in the credit portfolios. The Corporation's methodology for assessing the appropriate reserve level consists of several key elements.

A periodic review of selected commercial loans (based on loan size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with periodic reviews by the credit review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114. Loans are considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is determined based on the fair value of the investment measured using either the present value of expected cash flows based on the initial effective interest rate on the loan or the fair value of the collateral if the loan is collateral dependent.

Historical loss ratios are applied to other commercial loans not subject to specific allowance allocations. Homogeneous pools of loans, such as consumer installment and residential real estate loans, are not individually reviewed. An allowance is established for each pool of loans based upon historical loss ratios based on the average net charge-off history by loan category. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in the Corporation's geographic areas, specific industry financial conditions, and other factors.

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

The provision for loan losses totaled $4,138 in 2000, a decrease of $8,359 from the $12,497 provided in 1999. During the fourth quarter of 1999, management centralized the process for evaluating the adequacy of the allowance for loan losses. As part of this process, and also in response to unfavorable trends in delinquencies and non-performing assets, the Corporation performed an extensive credit risk assessment of the Corporation's loan portfolio. The results of this assessment revealed the need to increase the allowance for loan losses. Accordingly, the Corporation recorded a provision for loan losses of $9.2 million in the fourth quarter of 1999. At the end of 2000, the allowance for loan losses as a percentage of loans was 1.50% as compared to 1.48% as of year-end 1999. During 2000, the Corporation's ratio of net charge-offs to average loans was 31 basis points compared to 35 basis points in 1999. The allowance for loan losses to non-performing loans at December 31 was 68.28% in 2000 and 72.02% in 1999.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)

                                                          2000          1999           1998         1997         1996
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                  $   25,155     $   18,443    $    13,854   $   12,539   $   10,937
Allowance associated with purchase acquisitions            1,103              -          1,086          516          379
Loans charged off:
  Commercial                                               1,722          1,859            875          763        1,129
  Real estate mortgage                                     1,658          2,539            687          505          634
  Consumer                                                 3,065          3,256          3,411        1,867        1,536
  Direct lease financing                                      48             10             42            8           74
------------------------------------------------------------------------------------------------------------------------
    Total                                                  6,493          7,664          5,015        3,143        3,373
Recoveries on charged-off loans:
  Commercial                                                 242            534            307          367          172
  Real estate mortgage                                       235            251            541          424          302
  Consumer                                                   871          1,094            516          448          412
  Direct lease financing                                      13              -             11            -            5
------------------------------------------------------------------------------------------------------------------------
    Total                                                  1,361          1,879          1,375        1,239          891
------------------------------------------------------------------------------------------------------------------------
      Net charge-offs                                      5,132          5,785          3,640        1,904        2,482
Provision for loan losses                                  4,138         12,497          7,143        2,703        3,705
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                $   25,264     $   25,155    $    18,443   $   13,854   $   12,539
------------------------------------------------------------------------------------------------------------------------
Total loans at year end                               $1,689,290     $1,700,833    $ 1,648,296   $1,400,959   $1,254,691
Average loans                                          1,679,881      1,647,210      1,556,113    1,338,131    1,207,403

As a percent of year-end loans:
  Net charge-offs                                           0.30%          0.34%          0.22%        0.14%        0.20%
  Provision for loan losses                                 0.24%          0.73%          0.43%        0.19%        0.30%
  Year-end allowance balance                                1.50%          1.48%          1.12%        0.99%        1.00%

As a percent of average loans:
  Net charge-offs                                           0.31%          0.35%          0.23%        0.14%        0.21%
  Provision for loan losses                                 0.25%          0.76%          0.46%        0.20%        0.31%
  Year-end allowance balance                                1.50%          1.53%          1.19%        1.04%        1.04%

Allowance for loan losses as a
  percent of underperforming loans                         68.28%         72.02%        156.75%      163.22%      194.04%

Total underperforming loans                           $   36,999     $   34,929    $    11,766   $    8,488   $    6,462

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

                                             Allowance Applicable to                    Percent of Loans to Total Gross Loans
--------------------------------------------------------------------------------------------------------------------------------
Loan Type                      2000        1999       1998       1997       1996     2000       1999     1998     1997      1996

Commercial                  $  6,042    $  7,252   $  6,037   $  4,861   $  4,137     23%        22%      27%      28%       27%
Real estate mortgage           9,508       9,291      3,656      3,689      3,632     68%        66%      58%      57%       57%
Leases                         3,184       3,230         97         21          -      1%         1%       1%       1%        1%
Consumer                       2,690       3,217      5,461      2,842      2,321      8%        11%      14%      14%       15%
--------------------------------------------------------------------------------------------------------------------------------
  Allocated                   21,424      22,990     15,251     11,413     10,090    100%       100%     100%     100%      100%
                                                                                     ===========================================
Unallocated                    3,840       2,165      3,192      2,441      2,449
---------------------------------------------------------------------------------
  Total                     $ 25,264    $ 25,155   $ 18,443   $ 13,854   $ 12,539
=================================================================================

DEPOSITS

The Asset/Liability Committee manages deposits to achieve a balance between deposit growth and the cost of funds. Average deposits increased $29,960, or 1.8%, during 2000, compared to a decrease of $28,289, or 1.7%, during 1999. Deposits of approximately $165,000 were assumed with the purchase of four branches from AmSouth during the fourth quarter of 2000. This acquisition resulted in increased average deposits in 2000 of approximately $20,000. During 2000, customer preferences continued to shift to money market and interest-bearing demand accounts due in part to the interest rate environment and as a result of the Corporation offering competitive pricing on these products. Average time deposits of $100,000 or more increased $83,250 and provided a source of funding to support the asset growth as described in the discussion of Securities.

 AVERAGE DEPOSITS


                                                        2000                  1999                   1998
                                              ---------------------    -------------------    -------------------
                                                 Amount       Rate       Amount      Rate        Amount     Rate
-----------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand                   $   187,275        -    $  212,906        -    $   227,391       -
Money market accounts                             141,964     5.04%      116,681     3.81%       112,385    3.91%
Interest-bearing demand                           273,771     1.73%      266,991     1.97%       252,201    2.31%
Savings                                           139,775     2.32%      171,769     2.87%       165,016    2.83%
Time deposits of $100,000 or more                 314,360     6.28%      231,110     5.31%       224,598    5.58%
Other time deposits                               642,424     5.28%      670,152     5.01%       716,307    5.37%
-----------------------------------------------------------------------------------------------------------------
  Total average deposits                      $ 1,699,569             $1,669,609             $ 1,697,898
=================================================================================================================

TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 2000
---------------------------------------------------------------
Maturing:
  3 months or less                                   $  149,095
  Over 3 to 6 months                                    149,272
  Over 6 to 12 months                                    38,868
  Over 12 months                                          8,132
---------------------------------------------------------------
    Total                                            $  345,367
===============================================================

BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and notes payable to the U.S. Treasury. Total short-term borrowings totaled $383,735 at December 31, 2000, an increase of $293,746 over year-end 1999. Federal funds purchased, overnight borrowings from other financial institutions, totaled $3,300 at December 31, 2000 compared to $59,000 at year-end 1999. Securities sold under agreements to repurchase are collateralized transactions acquired in national markets as well as from the Corporation's commercial customers as a part of a cash management service. Repurchase agreements generally provide the Corporation with a lower interest cost than similar sources of funds and were $380,435 at December 31, 2000 compared to $30,984 one-year prior. This increase was used primarily to fund the purchase of securities, as discussed earlier.

 SHORT-TERM BORROWINGS AT DECEMBER 31,


                                                   2000        1999        1998
---------------------------------------------------------------------------------
Federal funds purchased                          $  3,300   $  59,000   $       -
Securities sold under agreements to repurchase    380,435      30,984      33,382
Notes payable U.S. Treasury                             -           5           -
---------------------------------------------------------------------------------
  Total                                          $383,735   $  89,989   $  33,382
=================================================================================

                                                                    Securities
                                                                    Sold Under
                                                       Federal      Agreements
                                                         Funds              to
                                                     Purchased      Repurchase
------------------------------------------------------------------------------
2000
Average amount outstanding                           $  14,402      $  192,744
Maximum amount at any month end                         46,000         380,435
Weighted average interest rate:
  During the year                                         5.65%           6.16%
  End of year                                             6.00%           6.69%

1999
Average amount outstanding                           $  32,296      $   31,446
Maximum amount at any month end                         82,500          30,984
Weighted average interest rate:
  During the year                                         5.01%           4.07%
  End of year                                             6.09%           4.18%

1998
Average amount outstanding                           $  20,853      $   36,770
Maximum amount at any month end                         50,950          52,615
Weighted average interest rate:
  During the year                                         4.65%           4.47%
  End of year                                                -            3.31%


Other borrowings generally provide longer term funding and include advances from the Federal Home Loan Bank (FHLB) and term notes from other financial institutions. Other borrowings increased $402,133 during 2000 to $540,504. Of this increase, FHLB advances account for $392,959. These borrowings were also used to fund the growth in the Corporation's total assets.

CAPITAL RESOURCES

At the end of 2000, shareholders' equity totaled $205,517, a decrease of $17,571, or 7.9%, from 1999. The amount of net earnings retained after the declaration of cash dividends was $15,691 in 2000 compared to $8,837 in the prior year. The dividend payout ratio for 2000 was 49.15%, compared to 60.94% in 1999. During 2000, 1999 and 1998, the Corporation repurchased $41,897, $6,690 and $1,385, respectively, of its common stock. During 2000 the Corporation completed its previously announced stock repurchase programs by purchasing 1,693,773 shares. Included in this amount was 1,488,479 shares repurchased in connection with the acquisition of Webster Bancorp, Inc. The average equity to average asset ratio was 9.06% and 10.62% for 2000 and 1999, respectively.

As of December 31, 2000, there were no material commitments for capital expenditures.

The Corporation and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2000, the Corporation and its banking subsidiary exceeded the regulatory minimums and the banking subsidiary met the regulatory definition of well capitalized.

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

For the Corporation, the primary sources of short-term liquidity have been federal funds sold, commercial paper, interest-bearing deposits in banks, and U.S. Government and agency securities available for sale. In addition to these sources, short-term liquidity is provided by maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Corporation's asset/liability management program. When these sources are not adequate, the Corporation may use federal funds purchased, brokered deposits, and its lines with Federal Home Loan Banks as alternative sources of liquidity. Additionally, the Corporation's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At December 31, 2000 and 1999, respectively, federal funds sold were $23,647 and $748, interest-bearing deposits in banks were $967 and $-0-, and U.S. Government and agency securities available for sale were $226,231 and $73,376.

These sources and other liquid assets also satisfy long-term liquidity needs. Long-term liquidity is managed in the same way, only with longer maturities, to provide for future needs while maintaining interest margins. In 1998, the Corporation increased its use of Federal Home Loan Bank lines to reduce dependence on short-term federal funds borrowings. At December 31, 2000, the Corporation had $137,000 available from unused federal funds purchased agreements and in excess of $243,000 of available borrowing capacity from Federal Home Loan Bank lines. In addition, the Corporation has an unsecured line of credit available which permits it to borrow up to $50,000 at variable rates adjusted with changes in LIBOR through June 29, 2001. At December 31, 2000, $38,000 remained available for future use. The Corporation's trust securities affiliate issued $34,500 in Trust Preferred Securities in 1998, primarily, to fund the purchase of a subsidiary bank and a branch.

The Corporation has guaranteed the debt of subsidiaries totaling $17,201. At December 31, 2000, the Corporation was not in compliance with a financial covenant requiring that the Corporation maintain, on a consolidated basis, a leverage ratio in excess of 8.00%. The Corporation received a waiver, dated March 12, 2001.

The ability of the Corporation to pay cash dividends to its shareholders is dependent on the receipt of dividends from its subsidiaries. Banking regulations impose restrictions on the ability of subsidiaries to pay dividends to the Corporation. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels.

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

In order to manage its exposure to changes in interest rates, the Corporation monitors interest rate risk through analysis of standard gap reports and interest rate shock simulation reports on the effect of changes in interest rates on net interest income and on the economic value of equity (the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities). The following tables set forth, at December 31, 2000, an analysis of the Corporation's interest rate risk as measured by the estimated change in economic value of equity (EVE) and net interest income (NII) following parallel shifts in the yield curve.

Certain assumptions were employed in preparing data in the following tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios.

                                        (Decrease) in EVE                     (Decrease) in NII
Changes in              Estimated     --------------------      Estimated    --------------------
Interest Rates         EVE Amount     Amount       Percent     NII Amount    Amount       Percent
----------------------------------------------------------     ----------------------------------
(Basis Points)
          +200       $  220,684     $ (39,384)     (15.1)%     $  110,180   $  3,008        2.8 %
             -          260,068             -          -          107,172          -          -
          -200          271,800        11,732        4.5          103,608     (3,564)      (3.3)


Even if interest rates change in the designated amounts, there can be no assurance that the Corporation's assets and liabilities would perform as set forth. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE or NII than indicated above.

Financial instruments used to manage interest rate risk include on-balance sheet investment securities and off-balance sheet interest rate derivatives, which include interest rate caps and exchange traded option contracts. Financial instruments with off-balance-sheet risk at December 31, 2000 are discussed more thoroughly in Notes 18 and 19 of the consolidated financial statements.

FINANCIAL REVIEW

Net income for 2000 was $30,491, reflecting a $7,847, or 34.7%, increase over the $22,644 earned in 1999. Diluted net income per share of $1.77 in 2000 represented an increase of 39% over 1999. The increase in earnings was the result of increased net interest income and fee income, reduced provision for loan losses and controlled expense growth. Net interest income increased by $2,039, or 2.3%, in 2000 primarily the result of a leverage program implemented by the Corporation during 2000. Non-interest income was $20,266 in 2000 compared to $13,639 in 1999. A gain of $1,808 from the sale of mortgage servicing is included in 2000. Excluding the servicing gain and securities gains and losses, non-interest income increased $1,900 or 12.6%. Non-interest expenses increased $3,167, or 5.2%, in 2000. Provision for loan losses decreased $8,359 in 2000. The Corporation recorded an additional $7,800 provision during the fourth quarter of 1999 as a result of a credit risk assessment of the loan portfolio.

Net income for 1999 increased $528, or 2.4%, from 1998. The 1999 results were negatively impacted by increased provision for loan loss and lower non-interest income as compared to 1998. Excluding securities gains and losses, non-interest income decreased $400. Non-interest expense decreased $6,883 in 1999. Expenses associated with consolidation of the Corporation's back office operations and acquisition activity of $6,649 were recorded in 1998.

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income for the last two years are presented in the following schedule. In addition to this schedule, at the end of Management's Discussion and Analysis is a three-year balance sheet analysis on an average basis and an analysis of net interest income.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)


                                                        2000 Compared to 1999                       1999 Compared to 1998
                                           -------------------------------------------    -----------------------------------------
                                                    Change Due to                                Change Due to
                                                     a Change in                                  a Change in
                                           -------------------------------                ------------------------------
                                                                               Total                                         Total
Interest income increase (decrease)         Volume      Rate         Mix       Change      Volume      Rate         Mix      Change
                                           ------------------------------------------     -----------------------------------------

 Loans                                     $  2,875   $  2,965    $    (48)   $  5,792    $  8,344   $ (5,542)   $  (324)   $ 2,478
 Securities                                  21,586      1,483       1,303      24,372      (5,496)       845       (156)    (4,807)
 Other short-term investments                   589        408         473       1,470        (706)      (266)       140       (832)
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest income                      25,050      4,856       1,728      31,634       2,142     (4,963)      (340)    (3,161)

Interest expense increase (decrease)

 Deposits                                     2,307      5,681         205       8,193        (619)    (4,830)        46     (5,403)
 Borrowings                                  20,326        715       1,034      22,075       1,133        (49)        (4)     1,080
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                     22,633      6,396       1,239      30,268         514     (4,879)        42     (4,323)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income increase (decrease)    $  2,417   $ (1,540)   $    489    $  1,366    $  1,628   $    (84)   $  (382)   $ 1,162
===================================================================================================================================

The following discussion of results of operations is on a federal-tax-equivalent basis, whereby tax-exempt income, such as interest on securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable. In 2000 and 1999, net interest income increased $1,366 and $1,162, respectively. The improvement in 2000's net interest income is a result of average earning asset growth of 17.2% partially offset by a 64 basis point decline in net interest margin to 4.15% in 2000 from 4.79% in 1999. This decline in net interest margin compares to a 7 basis point improvement from 1998 to 1999.

Average loans increased $32,671, or 2.0%, during 2000 compared to an increase of $91,097, or 5.9%, during 1999. During the second quarter of 2000, the Corporation securitized approximately $38,000 of its residential real estate loans and retained the resulting mortgage-backed securities in its investment portfolio. All fixed-rate mortgage loans with original maturities exceeding 15 years are sold while other residential mortgage loans may be sold or held in the loan portfolio, depending on market conditions at the time the loan is originated. Loan income increased 4.0% in 2000 as a result of the increased average balance and an 18 basis point increase in loan yields. The average yield on loans was 8.98% in 2000 versus 8.80% in 1999.

Average securities increased $297,328, or 86.2% in 2000 primarily as a result of the Corporation's leverage program. The yield on securities increased from 7.33% in 1999 to 7.68% in 2000. The increase in average balances coupled with increased yields resulted in income from securities increasing $24,372. Average securities decreased by $77,822 in 1999 to $344,999 as proceeds from securities maturities and sales were used to fund loan growth.

The positive effects of higher asset yields were offset by a 63 basis point increase in the cost of interest-bearing liabilities resulting from faster repricing on borrowed funds and higher deposit rates to attract and retain deposit accounts. The average cost of interest-bearing deposits was 4.54% in 2000 and 4.15% in 1999. Average total interest-bearing deposits increased $55,591, or 3.8%, during 2000. The acquisition of four offices from AmSouth Bank accounted for approximately $11.5 million of the increase. Interest-bearing deposits decreased $13,804, or 0.9%, during 1999. Average borrowings, including federal funds purchased, repurchase agreements and long-term borrowings, increased $333,215 during 2000 primarily to fund the asset growth resulting from the Corporation's leverage program. Interest expense on borrowings increased $22,075 in 2000 and $1,080 in 1999.

NON-INTEREST INCOME

Non-interest income totaled $20,266 for the twelve months ended December 31, 2000 compared to $13,639 for 1999 and $16,621 for 1998. Included in the results for 2000 is a $1,808 gain on the sale of mortgage loan investor servicing. Excluding this gain and gains or losses on securities transactions, non-interest income totaled $16,969 in 2000, $15,061 in 1999 and $15,461 in 1998.
Non-interest income continues to be an increasingly significant portion of revenue for the Corporation and has grown to represent 14.8% of net FTE revenues in 2000 as compared to 13.6% in 1999 and 14.0% in 1998, excluding gains and losses from the sale of securities and mortgage servicing.

Trust income for 2000 was $2,437, an increase of 7.2% over 1999. Total trust assets under management increased $30 million, or 7.1%, from $424 million in 1999 to $454 million in 2000. Service charges on deposit accounts increased 2.2% in 2000. Growth in these fees resulted from an increased number of deposit accounts, higher activity fees and new fee sources. Other service charges and fees and other non-interest income increased $3,378 from $5,074 in 1999 to $8,452 in 2000. Included in 2000 are gains of $1,808 from the sale of mortgage servicing, $910 from income on corporate-owned life insurance, $750 from the expiration of covered call option contracts and $672 from net securities trading account income. Mortgage loan servicing revenues decreased $244 in 2000 primarily as a result of the first quarter sale of servicing.

Securities transactions resulted in gains of $1,497 in 2000 versus losses of $1,422 in 1999. During 2000, the Corporation was able to successfully take advantage of certain hedging activities involved with its leveraged portfolio activity during the year.

NONINTEREST EXPENSE

Noninterest expense for 2000 totaled $63,573, an increase of $3,167 or 5.2% compared to the prior year.

Salaries and employee benefits accounted for 49.4% of the Corporation's non-interest expense excluding acquisition and conversion expense, in 2000 compared to 48.8% in 1999 and 52.5% in 1998. Increasing $1,932, or 6.5%,
salaries and employee benefits totaled $31,433 in 2000 compared to $29,501 in 1999. Several key leadership positions were added to the Corporation during 2000 resulting in additional salary expense of $478. The acquisition of four banking centers in Bowling Green and Franklin, Kentucky added an additional $156 to salary expense. In 1999, the Corporation realized a gain of $877 on the termination of its defined benefit pension plan, which reduced employment expenses. Salary and benefits expense was $31,862 in 1998, and included approximately $1,600 in severance and merger related employment expenses.

Equipment expense and occupancy expense for 2000 were $4,582 and $3,635, respectively, compared to $3,960 and $3,689, respectively in 1999. As of year-end 2000, the Corporation was operating 77 offices compared to 66 offices one-year prior. Equipment expense was also impacted by the centralization of banking charters as new equipment was installed to support common operating system processes. Equipment expense decreased $677 in 1999 compared to 1998 primarily due to the consolidation of back office operations as duplicate data processing equipment was eliminated.

Professional fees and communication and transportation expenses increased $305 and $160, respectively in 2000 due to generally higher levels of business activity.

Marketing expense was $2,943 in 2000 compared to $1,203 in 1999 and $1,182 in 1998. Advertising expense increased due to increased marketing efforts related to loan and deposit promotions and corporate identity promotions related to the change in name to Integra and acquisition of the banking centers.

Processing expenses decreased $1,050 in 2000 after increasing $849 in 1999 compared to 1998. Preparations for centralization of banking charters and Year 2000 testing and programming negatively impacted processing expenses in 1999.

Other non-interest expenses were $7,505 in 2000, decreasing $270, or 3.5%, from the prior year. Included in other expense for 2000 was approximately $691 in pre-tax operating losses related to the Corporation's investment in low-income housing projects compared to $1,013 in 1999. Income tax expense includes the related income tax benefit and tax credits from the low-income housing projects of approximately $900 and $1,600 in 2000 and 1999, respectively.

In 1998, the Corporation incurred expenses associated with acquisitions and consolidation of its back-office operations functions totaling $6,649. The Corporation incurred additional costs of approximately $1,800 during 2000 relating to costs associated with the name change to Integra and the combination of the twelve banking subsidiaries.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME


                                                    2000                               1999                             1998
-----------------------------------------------------------------------------------------------------------------------------------
                                          Average   Interest  Yield/    Average    Interest  Yield/    Average    Interest  Yield/
EARNING ASSETS:                           Balances   & Fees    Cost     Balances    & Fees    Cost     Balances    & Fees    Cost
                                         ----------------------------   ----------------------------   -----------------------------

Interest-bearing deposits in banks       $    1,522  $    136    8.94%  $    1,112  $     49    4.41%  $    4,745  $    304    6.41%
Federal funds sold & other
  short-term investments                     28,311     1,843    6.51%      12,725       460    3.61%      24,466     1,037    4.24%
Securities:
  Taxable                                   492,288    36,793    7.47%     154,195     9,677    6.28%     222,716    13,619    6.11%
  Tax-exempt                                151,491    12,633    8.34%     187,620    15,377    8.20%     193,027    16,241    8.41%
-----------------------------------------------------------------------------------------------------------------------------------
  Securities before market value
   adjustment                               643,779    49,426    7.68%     341,815    25,054    7.33%     415,743    29,860    7.18%

Market value adjustment on
  securities available for sale              (1,452)                         3,184                          7,078

  Total securities                          642,327                        344,999                        422,821

Loans                                     1,679,881   150,798    8.98%   1,647,210   145,006    8.80%   1,556,113   142,529    9.16%
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                    2,352,041  $202,203    8.60%   2,006,046  $170,569    8.50%   2,008,145  $173,730    8.65%
                                                     ========                       ========                       ========
Non-earning assets                          159,906                        148,122                        150,169
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                             $2,511,947                     $2,154,168                     $2,158,314
===================================================================================================================================
INTEREST-BEARING LIABILITIES:

Deposits:
  Savings and interest-bearing demand    $  413,546  $  7,985    1.93%  $  438,760  $ 10,200    2.32%  $  417,217  $ 10,495    2.52%
  Money market accounts                     141,964     7,160    5.04%     116,681     4,451    3.81%     112,385     4,391    3.91%
  Certificates of deposit and other time    956,784    53,534    5.60%     901,262    45,835    5.09%     940,905    51,003    5.42%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         1,512,294    68,679    4.54%   1,456,703    60,486    4.15%   1,470,507    65,889    4.48%

Federal funds purchased                      14,402       813    5.65%      32,296     1,617    5.01%      20,853       969    4.65%
Repurchase agreements                       192,744    11,868    6.16%      31,446     1,281    4.07%      36,770     1,644    4.47%
Other borrowings                            356,810    23,465    6.58%     166,999    11,173    6.69%     154,605    10,378    6.71%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      2,076,250  $104,825    5.05%   1,687,444  $ 74,557    4.42%   1,682,735  $ 78,880    4.69%
                                                     ========                       ========                       ========
Noninterest-bearing liabilities and
  shareholders' equity                      435,697                        466,724                        475,579
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $2,511,947                     $2,154,168                     $2,158,314
===================================================================================================================================
Interest income/earning assets                       $202,203    8.60%              $170,569    8.50%              $173,730    8.65%
Interest expense/earning assets                       104,825    4.45%                74,557    3.71%                78,880    3.93%
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income/earning assets                  $ 97,378    4.15%              $ 96,012    4.79%              $ 94,850    4.72%
===================================================================================================================================

Note: Income is on a federal-tax-equivalent basis using a 35% tax rate.
      Average loans include nonaccrual loans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the discussion of Interest Rate Sensitivity in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Integra Bank Corporation

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Integra Bank Corporation ("Integra") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Integra's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP
Memphis, Tennessee
January 17, 2001

                   INTEGRA BANK CORPORATION and Subsidiaries
                 Consolidated Statements of Financial Position
                     (In Thousands, Except for Share Data)

                                                                            December 31,
                                                                        2000           1999
----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $    73,934    $    72,935
Federal funds sold and other short-term investments                     164,329            748
----------------------------------------------------------------------------------------------
  Total cash and cash equivalents                                       238,263         73,683
Securities available for sale                                           997,494        332,359
Loans, net of unearned income                                         1,689,290      1,700,833
Less: Allowance for loan losses                                         (25,264)       (25,155)
----------------------------------------------------------------------------------------------
  Net loans                                                           1,664,026      1,675,678
Premises and equipment                                                   49,390         45,393
Intangible assets                                                        55,012         36,522
Other assets                                                             64,633         39,842
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 3,068,818    $ 2,203,477
==============================================================================================
LIABILITIES
Deposits:
  Non-interest-bearing demand                                       $   199,226    $   207,782
  Interest-bearing:
    Savings, interest checking and money market accounts                609,144        546,846
    Time deposits of $100,000 or more                                   345,367        290,271
    Other interest-bearing                                              717,299        649,762
----------------------------------------------------------------------------------------------
  Total deposits                                                      1,871,036      1,694,661
Short-term borrowings                                                   383,735         89,989
Other borrowings                                                        540,504        138,371
Guaranteed preferred beneficial interests
  in the Corporation's subordinated debentures                           34,500         34,500
Other liabilities                                                        33,526         20,088
----------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                   2,863,301      1,977,609
Commitments and contingent liabilities (Note 18)
Common stock owned by ESOP                                                    -          2,780
SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
  None outstanding
Common stock - $1.00 stated value:
  Shares authorized: 29,000,000
  Shares outstanding: 15,880,999 and 17,518,117, respectively            15,881         17,518
Capital surplus                                                          99,497        138,893
Retained earnings                                                        86,990         71,299
Accumulated other comprehensive income (loss)                             3,149         (1,842)
Common stock owned by ESOP                                                    -         (2,780)
----------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                            205,517        223,088
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 3,068,818    $ 2,203,477
==============================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                   INTEGRA BANK CORPORATION and Subsidiaries
                       Consolidated Statements of Income
                     (In Thousands, Except for Share Data)


                                                                             Year Ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                      2000         1999            1998
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans:
  Taxable                                                     $    148,582     $   142,729     $   139,832
  Tax-exempt                                                         1,278           1,464           1,895
Interest and dividends on securities:
  Taxable                                                           36,793           9,677          13,619
  Tax-exempt                                                         8,049           9,995          10,090
Interest on federal funds sold and other short-term
   investments                                                       1,979             509           1,341
----------------------------------------------------------------------------------------------------------
  Total interest income                                            196,681         164,374         166,777

INTEREST EXPENSE
Interest on deposits                                                68,679          60,486          65,889
Interest on short-term borrowings                                   12,681           2,898           2,613
Interest on other borrowings                                        23,465          11,173          10,378
----------------------------------------------------------------------------------------------------------
  Total interest expense                                           104,825          74,557          78,880

NET INTEREST INCOME                                                 91,856          89,817          87,897
Provision for loan losses                                            4,138          12,497           7,143
----------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses               87,718          77,320          80,754
----------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Trust income                                                         2,437           2,274           2,209
Service charges on deposit accounts                                  7,880           7,713           7,946
Other service charges and fees                                       4,762           4,168           3,859
Securities gains (losses)                                            1,497          (1,422)          1,160
Other                                                                3,690             906           1,447
----------------------------------------------------------------------------------------------------------
  Total non-interest income                                         20,266          13,639          16,621

NON-INTEREST EXPENSE
Salaries, wages and other employee benefits                         31,433          29,501          31,862
Furniture and equipment expense                                      4,582           3,960           4,637
Professional fees                                                    4,469           4,164           1,998
Occupancy expense                                                    3,635           3,689           3,723
Amortization of intangible assets                                    3,439           3,657           3,098
Marketing                                                            2,943           1,203           1,182
Communication and transportation                                     2,885           2,725           2,485
Processing                                                           2,682           3,732           2,883
Acquisition and consolidation expense                                    -               -           6,649
Other                                                                7,505           7,775           8,772
----------------------------------------------------------------------------------------------------------
  Total non-interest expense                                        63,573          60,406          67,289
----------------------------------------------------------------------------------------------------------
Income before income taxes                                          44,411          30,553          30,086
Income taxes                                                        13,920           7,909           7,970
----------------------------------------------------------------------------------------------------------
NET INCOME                                                    $     30,491      $   22,644     $    22,116
==========================================================================================================
Earnings per share:
  Basic                                                       $       1.77      $     1.28     $      1.26
  Diluted                                                             1.77            1.27            1.25
Weighted average shares outstanding:
  Basic                                                         17,233,413      17,701,235      17,602,440
  Diluted                                                       17,254,335      17,794,188      17,719,649

See Accompanying Notes to Consolidated Financial Statements.

                   INTEGRA BANK CORPORATION and Subsidiaries
                Consolidated Statements of Comprehensive Income
                     (In Thousands, Except for Share Data)


                                                                                Year Ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                              2000       1999       1998
----------------------------------------------------------------------------------------------------------
Net income                                                                  $ 30,491   $ 22,644   $ 22,116

Other comprehensive income, net of tax:
  Unrealized gain (loss) arising in period                                     5,881     (7,124)       597
  Reclassification of realized amounts                                          (890)       846       (696)
----------------------------------------------------------------------------------------------------------
Net unrealized gain (loss), recognized in other comprehensive income           4,991     (6,278)       (99)
----------------------------------------------------------------------------------------------------------
Comprehensive income                                                        $ 35,482   $ 16,366   $ 22,017
==========================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                   INTEGRA BANK CORPORATION and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                  Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                                                               2000          1999         1998
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $    30,491    $  22,644    $  22,116
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Federal Home Loan Bank stock dividends                                          (378)        (293)        (122)
  Amortization and depreciation                                                  6,417        8,094        7,259
  Employee benefit expenses                                                          -          482        2,017
  Provision for loan losses                                                      4,138       12,497        7,143
  Write-down of other real estate owned                                             16           60           51
  Securities (gains) losses                                                     (1,497)       1,422       (1,160)
  Loss on low-income housing investments                                           691        1,013            -
  Gain on sale of premises and equipment                                          (151)         (95)         (54)
  Loss on sale of other real estate owned                                           82          117           34
  Increase in deferred taxes                                                       371        1,103        1,003
  Increase in other assets                                                      (1,172)      (5,249)        (788)
  Increase (decrease) in other liabilities                                       8,847       (2,677)        (640)
----------------------------------------------------------------------------------------------------------------
    Net cash flows provided by operating activities                             47,855       39,118       36,859
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                      169,215      116,781      139,001
Proceeds from sales of securities available for sale                           326,043        4,092       41,398
Purchases of securities available for sale                                  (1,149,235)    (101,093)     (83,396)
Increase (decrease) in loans made to customers                                 103,130      (58,321)    (143,355)
(Increase) decrease in cash surrender value of life insurance                  (23,438)         (95)         245
Purchase of premises and equipment                                              (8,244)      (8,659)      (7,140)
Proceeds from sale of premises and equipment                                     4,105        5,967          222
Proceeds from sale of other real estate owned                                    1,851        1,380          400
Net cash and cash equivalents from acquisitions                                 41,405            -       45,032
----------------------------------------------------------------------------------------------------------------
    Net cash flows used in investing activities                               (535,168)     (39,948)      (7,593)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                             11,631      (39,924)       8,395
Net proceeds (payments) on short-term borrowings                               293,746       56,607      (59,167)
Net proceeds (payments) on other borrowings                                    402,133       (1,174)      (5,482)
Trust preferred securities, net of executory costs                                   -            -       32,992
Dividends paid                                                                 (14,584)     (13,496)     (11,470)
Repurchase of common stock                                                     (41,897)      (6,690)      (1,385)
Sale of common stock                                                                 -            -        1,185
Proceeds from exercise of stock options                                            864        1,228        1,726
----------------------------------------------------------------------------------------------------------------
    Net cash flows provided by (used in) financing activities                  651,893       (3,449)     (33,206)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           164,580       (4,279)      (3,940)
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                73,683       77,962       81,902
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $   238,263    $  73,683    $  77,962
================================================================================================================

Consolidated Statements of Cash Flows are continued on the following page.

                   INTEGRA BANK CORPORATION and Subsidiaries
               Consolidated Statements of Cash Flows (Continued)
                                 (In Thousands)

                                                                                  Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                                                               2000          1999         1998
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
  Interest                                                                 $    98,600     $  75,447   $  78,667
  Income taxes                                                                  13,695         6,601       7,971


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized loss on securities available for sale   $     8,141     $ (10,042)  $    (148)
Change in deferred taxes attributable to securities available for sale          (3,150)        3,764          49
Other real estate acquired in settlement of loans                                2,535         1,973         792

Purchase of subsidiaries:
----------------------------------------------------------------------------------------------------------------
Assets acquired:
  Securities                                                               $         -                 $  39,223
  Loans                                                                         98,150                   106,536
  Premises and equipment                                                         3,397                     2,856
  Other assets                                                                  22,645                    23,700
Liabilities assumed:
  Deposits                                                                    (164,744)                 (193,386)
  Short-term borrowings                                                              -                   (10,510)
  Other borrowings                                                                   -                   (11,100)
  Deferred taxes payable                                                             -                       (71)
  Other liabilities                                                               (853)                   (2,280)
----------------------------------------------------------------------------------------------------------------
    Net cash and cash equivalents from acquisitions                        $    41,405                $   45,032
================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
           Consolidated Statements of Changes In Shareholders' Equity
                      (In Thousands, Except for Share Data)


For the Years Ended                                                                                Accumulated               Common
December 31, 2000, 1999, and 1998                                                                        Other  Unearned      Stock
                                                        Common     Common    Capital   Retained  Comprehensive      ESOP      Owned
                                                        Shares      Stock    Surplus   Earnings         Income    Shares    By ESOP
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                        15,994,826   $ 15,995   $ 92,432  $ 103,101       $  4,535    $ (487)  $ (4,339)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                   -          -          -     22,116              -         -          -
Cash dividend declared                                       -          -          -    (12,813)             -         -          -
Repurchase of outstanding shares                       (33,376)       (33)    (1,352)         -              -         -          -
Shares issued in Dividend Reinvestment Program          26,552         26      1,082          -              -         -          -
Change in unrealized gain (loss) on securities               -          -          -          -            (99)        -          -
Stock dividend                                         741,400        741     28,204    (28,945)             -         -          -
Exercise of stock options                              113,054        113      2,212          -              -         -          -
Employee Stock Ownership Plan                                -          -        983          -              -       435       (435)
Market value and shares issued adjustment                    -          -          -          -              -         -     (5,269)
Add for change in fiscal year of pooling companies           -          -          -         77              -         -          -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                        16,842,456     16,842    123,561     83,536          4,436       (52)   (10,043)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                   -          -          -     22,644              -         -          -
Cash dividend declared                                       -          -          -    (13,807)             -         -          -
Repurchase of outstanding shares                      (235,011)      (235)    (6,455)         -              -         -          -
Change in unrealized gain (loss) on securities               -          -          -          -         (6,278)        -          -
Stock dividend                                         840,714        841     20,200    (21,074)             -         -          -
Exercise of stock options                               69,958         70      1,474          -              -         -          -
Employee Stock Ownership Plan                                -          -        113          -              -        52        (52)
Market value and shares issued adjustment                    -          -          -          -              -         -      7,315
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                        17,518,117     17,518    138,893     71,299         (1,842)        -     (2,780)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                   -          -          -     30,491              -         -          -
Cash dividend declared                                       -          -          -    (14,800)             -         -          -
Repurchase of outstanding shares                    (1,693,773)    (1,694)   (40,203)         -              -         -          -
Change in unrealized gain (loss) on securities               -          -          -          -          4,991         -          -
Exercise of stock options                               56,655         57        807          -              -         -          -
Market value and shared issued adjustment                    -          -          -          -              -         -      2,780
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                        15,880,999   $ 15,881   $ 99,497  $  86,990       $  3,149    $    -   $      -
------------------------------------------------------------------------------------------------------------------------------------


See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (In Thousands, Except for Share Data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation (Corporation) is a bank holding company which provides a full range of banking services to individual and corporate customers in Indiana, Illinois, Kentucky, and Southwestern Ohio through its wholly-owned banking subsidiary. During 2000, the Corporation combined the charters of its twelve subsidiary banks into one national bank charter under the name of Integra Bank NA. The bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Corporation and banking subsidiary are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominate practice within the banking industry.

Following is a description of the more significant of these policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries: Integra Bank NA, Integra Capital Trust I and Twenty-One Southeast Third Corporation. All significant intercompany transactions and balances have been eliminated. The Corporation and its subsidiaries utilize the accrual basis of accounting. During 2000, the Corporation changed its definition of cash and cash equivalents to include those accounts denoted in the Cash Flows section below. Prior periods have been restated to reflect this change. Certain other prior period amounts have been reclassified to conform with the 2000 financial reporting presentation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to change in a short period of time include valuation of the securities portfolio, the determination of the allowance for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual results could differ from those estimates.

CASH FLOWS

Cash and cash equivalents include cash on hand, amounts due from banks, short-term investments, commercial paper and federal funds sold.
Interest-bearing deposits in banks, regardless of maturity, are considered short-term investments. At December 31, 2000, federal funds sold and commercial paper totaled $23,647 and $139,715, respectively, compared to $748 and $0, respectively, at December 31, 1999.

TRUST ASSETS

Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at the bank, is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation or its subsidiaries.

SECURITIES

Securities classified as trading are those debt and equity securities that the Corporation bought and principally held for the purpose of selling them in the near future. Gains and losses on sales and fair-value adjustments are included as a component of net income.

Securities classified as held to maturity are those securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities classified as available for sale are those debt and equity securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included as a component of net income.

ASSET SECURITIZATION

When the Corporation sells loans in securitizations, it may retain one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized loans. Gain or loss on sale of the loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Corporation estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

LOANS

Loans are stated at the principal amount outstanding, less unearned interest income and an allowance for loan losses. Unearned income on certain installment loans is recognized as income based on the sum-of-the-months digits method, which approximates the interest method. Interest income on substantially all other loans is credited to income based on the principal balances of loans outstanding.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is that amount which, in management's opinion, is adequate to absorb estimated loan losses as determined by management's periodic evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged-off amounts are credited to the allowance. A provision for loan losses is charged to operations based upon management's periodic evaluation of the factors previously mentioned as well as any other pertinent factors.

The adequacy of the allowance for loan losses is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Corporation's methodology for assessing the appropriate reserve level consists of several key elements.

A periodic review of selected commercial loans (based on loan size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with periodic reviews by the bank's credit review function, regulatory agencies, and the Corporation's independent accountants. These reviews provide information which assists in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

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

Historical loss ratios are applied to other commercial loans not subject to specific allowance allocations. Homogeneous pools of loans, such as consumer installment and residential real estate loans, are not individually reviewed. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in the bank's geographic areas, specific industry financial conditions, and other factors.

The unallocated portion of the allowance is determined based on management's assessment of economic conditions and specific economic factors in the individual markets in which the Corporation operates. The unallocated portion of the allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating the allowance for pools of loans.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method and is charged to operating expense over the estimated useful lives of the assets. Depreciation expense has been computed principally using estimated lives of up to thirty-one and one-half years for premises and five to ten years for furniture and equipment. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

INTANGIBLE ASSETS

Costs in excess of fair value of net assets acquired consist primarily of goodwill and core deposit intangibles. Goodwill and other intangibles are amortized to expense over varying periods up to 25 years using the straight-line method. Management periodically evaluates the carrying value of intangibles based upon facts and circumstances surrounding the associated assets. In the event that facts and circumstances indicate that the carrying value of intangibles may be impaired, an evaluation of recoverability would be performed, using the estimated future undiscounted cash flows associated with the asset as compared to the carrying value.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral provided to a third party is continually monitored and additional collateral provided, obtained or requested to be returned to the Corporation as deemed appropriate.

INTEREST RATE CONTRACTS

During 2000, the Corporation began a program to reduce the potential impact of changing interest rates on its costs to acquire liabilities that fund investments through interest rate contracts, including interest rate caps (caps) and covered call option contracts.

Premiums paid for caps are included in the carrying amounts of those liabilities being hedged. The amounts are amortized as an adjustment to interest expense of the related liabilities on a straight-line method over the contractual terms of the caps. Interest expense is reduced on a current basis as amounts are earned from counterparties when the index rate exceeds the rate contractually specified in the cap agreements.

Covered call options provide the option buyer with the right to sell to, or purchase from, another party some financial instrument at a stated price on a specified future date. Fees received from the sale of written options are deferred until the option expires, is terminated, or is exercised, at which point the fees are included in current operations. There were no outstanding covered call option contracts at December 31, 2000.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the statement did not have a material financial statement impact on the Corporation's financial position or operating results.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement supersedes SFAS No. 125, although it retains most of SFAS No. 125's provisions without modification. SFAS No. 140 is effective for transactions occurring after March 31, 2001 and is not expected to have a material effect on the Corporation's results of operations, financial position or liquidity. Disclosure regarding securitizations are effective for all fiscal years ending after December 15, 2000.

NOTE 2.  BUSINESS COMBINATIONS

                                                                                                             Consideration
                                                                                                          ---------------------
                                                                                                                         Common
                                                                                Date     Accounting                      Shares
Entity                                              Location               Completed         Method        Cash          Issued
-------------------------------------------------------------------------------------------------------------------------------
Mayfield Branch of Republic Bank and Trust          Mayfield, KY              1/8/98       Purchase      $ 4,854              -
Vernois Bancshares, Inc.                            Mt. Vernon, IL            3/6/98       Purchase       27,500              -
Illinois One Bancorp, Inc.                          Shawneetown, IL          5/31/98        Pooling            -        572,737
Community First Financial, Inc.                     Maysville, KY            8/31/98        Pooling            -      1,432,202
Trigg Bancorp, Inc.                                 Cadiz, KY                8/31/98        Pooling            -        736,278
1st Bancorp Vienna, Inc.                            Vienna, IL               10/1/98        Pooling            -        289,134
Hoosier Hills Financial Corporation                 Osgood, IN               10/1/98        Pooling            -        729,936
Commonwealth Commercial Corporation                 Crittenden, KY          10/31/98        Pooling            -        190,000
Downstate Banking Co.                               Brookport, IL           10/31/98        Pooling            -        102,648
Princeton Federal Savings Bank, fsb                 Princeton, KY           11/30/98        Pooling            -        223,211
Progressive Bancshares, Inc.                        Lawrenceburg, KY         12/1/98        Pooling            -      1,025,572



The assets, liabilities, and shareholders' equity of the pooled entities were recorded on the books of the Corporation at their values as reported on the books of the pooled entities immediately prior to the consummation of the merger with the Corporation. This presentation required the restatements of prior periods as if the companies had been combined for all years presented.

On November 16, 2000, the Corporation acquired four banking offices in Bowling Green and Franklin, Kentucky with approximately $99,000 in loans and assumed deposit liabilities of approximately $165,000 from AmSouth Bank. Intangible assets of approximately $22,025 are being amortized over periods up to 25 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward. Pro forma disclosure of prior period operating results is not presented as the information is not available.

NOTE 3.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares outstanding. Diluted earnings per share is computed as above, adjusted for the effects of stock options. Weighted average shares of common stock have been increased for the assumed exercise of stock options with proceeds used to purchase treasury stock at the average market price for the period.

The following provides a reconciliation of basic and diluted earnings per share:

                                             2000            1999          1998
------------------------------------------------------------------------------------
Net income                               $     30,491    $     22,644   $     22,116
Weighted average shares outstanding:
  Basic                                    17,233,413      17,701,235     17,602,440
  Diluted                                  17,254,335      17,794,188     17,719,649
Earnings per share-Basic                 $       1.77    $       1.28   $       1.26
  Effect of stock options                           -           (0.01)         (0.01)
------------------------------------------------------------------------------------
Earnings per share-Diluted               $       1.77    $       1.27   $       1.25
------------------------------------------------------------------------------------

NOTE 4.  CASH AND DUE FROM BANKS

Aggregate cash and due from bank balances were maintained in satisfaction of the statutory reserve requirements of the Federal Reserve Bank of St. Louis of $26,274 and $17,283 as of December 31, 2000 and 1999, respectively.

NOTE 5.  SECURITIES

Amortized cost and fair value of securities classified as available for sale are as follows:


                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
                                    Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
December 31, 2000:
U.S. Government agencies          $ 225,938   $   435      $   142     $ 226,231
Mortgage-backed securities          586,228     3,748          557       589,419
States & political subdivisions     133,372     2,129          665       134,836
Other securities                     46,660       415           67        47,008
--------------------------------------------------------------------------------
  Total                           $ 992,198   $ 6,727      $ 1,431     $ 997,494
================================================================================

December 31, 1999:
U.S. Treasury securities          $   5,954   $    18      $     6     $   5,966
U.S. Government agencies             68,152         3          745        67,410
Mortgage-backed securities           45,867       149          733        45,283
States & political subdivisions     186,089     1,408        2,892       184,605
Other securities                     29,143        77          125        29,095
--------------------------------------------------------------------------------
  Total                           $ 335,205   $ 1,655      $ 4,501     $ 332,359
================================================================================


The amortized cost and fair value of the securities as of December 31, 2000, by contractual maturity, except for mortgage-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.


                                              Amortized Cost         Fair Value
--------------------------------------------------------------------------------
Less than 1 year                                $ 187,489             $ 187,339
1 year to 5 years                                 169,840               170,950
5 years to 10 years                               332,768               334,119
Over 10 years                                     302,101               305,086
--------------------------------------------------------------------------------
  Total                                         $ 992,198             $ 997,494
================================================================================

Securities gains and (losses) are summarized as follows:


                                                   2000       1999         1998
-------------------------------------------------------------------------------
Gross realized gains                             $2,103    $    55       $1,192
Gross realized losses                              (606)    (1,477)         (32)
-------------------------------------------------------------------------------
  Total                                          $1,497    $(1,422)      $1,160
===============================================================================

At December 31, 2000 and 1999, the carrying value of securities pledged to secure public deposits, trust funds and short-term borrowings was $586,196 and $133,818, respectively. Of the amount pledged by the Corporation at December 31, 2000, $157,840 represents encumbered securities for which the secured party has the right to sell or repledge. Included in securities classified as available for sale is $28,052 and $18,734 of nonmarketable equity securities, primarily Federal Home Loan Bank and Federal Reserve Bank stock at December 31, 2000 and 1999, respectively.

During 2000, the Corporation securitized residential mortgage loans with a market value of $37,842, effectively transferring the underlying mortgages from loans to investment securities. The securities, guaranteed by FHLMC (Federal Home Loan Mortgage Corporation), are carried at fair value as determined by market quotes. Key assumptions used in measuring the retained interests at the date of securitization, included prepayment speed of 11.70%, discount rate of 7.62% and weighted average life of 4.4 years. At December 31, 2000, the remaining retained interest in the securitized asset totaled $5,693. Assuming an immediate adverse change of 10% and 20% in the prepayment speed and discount rate, the change in fair value of the retained interest was immaterial.

NOTE 6. LOANS

A summary of loans as of December 31 follows:

                                                         2000           1999
-------------------------------------------------------------------------------
Real estate loans                                      $1,156,089    $1,122,398
Commercial, industrial, and agricultural loans            353,318       355,485
Economic development loans and other
  obligations of state and political subdivisions          25,120        22,331
Consumer loans                                            138,230       165,246
Direct lease financing                                      8,932        11,598
Leveraged leases                                            5,554         5,382
All other loans                                             2,190        18,937
-------------------------------------------------------------------------------
  Total loans                                           1,689,433     1,701,377
Less: unearned income on loans                                143           544
-------------------------------------------------------------------------------
  Loans - net of unearned income                       $1,689,290    $1,700,833
===============================================================================
Allowance for loan losses                              $   25,264    $   25,155
===============================================================================


The following table presents data on impaired loans at December 31:

                                                                           2000       1999     1998
----------------------------------------------------------------------------------------------------
Impaired loans for which there is a related allowance for loan losses     $20,345   $24,201   $3,696
Impaired loans for which there is no related allowance for loan losses      3,263     2,739    2,982
----------------------------------------------------------------------------------------------------
  Total impaired loans                                                     23,608    26,940    6,678

Less: Government guaranteed portion of impaired loans                      (1,584)   (2,357)       -
====================================================================================================
  Net                                                                     $22,024   $24,583   $6,678
====================================================================================================
Allowance for loan losses for impaired loans
  included in the allowance for loan losses                               $10,213   $10,114   $  990
Average recorded investment in impaired loans                              26,076    27,975    6,915
Interest income recognized from impaired loans                                254       423      622
Cash basis interest income recognized from impaired loans                     272       614      300


The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying Consolidated Statements of Financial Position. The amount of unpaid principal balances of these loans was $44,693, $196,872 and $191,018 as of December 31, 2000, 1999 and 1998, respectively. During the first quarter of 2000, the Corporation sold approximately $189 million of serviced mortgages.

In the normal course of business, Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and the Corporation. The activity in these loans during 2000 is as follows:

-------------------------------------------------------------------------------
Balance as of January 1, 2000                                          $ 44,954
New loans                                                                10,805
Repayments                                                              (12,911)
Director and officer changes                                            (18,213)
-------------------------------------------------------------------------------
 Balance as of December 31, 2000                                       $ 24,635
===============================================================================

In 1995, IBNK Leasing Corp., Integra Bank's wholly-owned leasing subsidiary (IBNK Leasing) entered into a transaction with a company for which Mr. Reherman, a director of the Corporation, is also a director of the company and its parent. IBNK Leasing acquired plant and equipment and leased the plant and equipment to the company under a lease with a term of 15 years. Although the company has made all payments required under the lease to date, management concluded that uncertainties with respect to the company's ability to meet its obligation under the lease required the lease to be placed on a non-accrual basis. At December 31, 2000, the Corporation's net investment in this lease was $3,714 and that amount is included in the impaired loan total as of December 31, 2000 as set forth in the previous impaired loan table.

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

The composition of the net investment in direct lease financing at December 31 is as follows:

                                                             2000        1999
-------------------------------------------------------------------------------
Minimum lease payments receivable                          $10,312     $ 13,091
Less: allowance for uncollectible leases                     3,199        3,230
-------------------------------------------------------------------------------
Net minimum lease payments receivable                        7,113        9,861
Add estimated residual values of leased equipment            2,309        2,593
Add initial direct costs                                        40          111
Deduct unearned lease income                                (3,729)      (4,197)
-------------------------------------------------------------------------------
  Net investment in direct lease financing                 $ 5,733      $ 8,368
-------------------------------------------------------------------------------

At December 31, 2000, the minimum future lease payments due under the direct financing leases are as follows:

-------------------------------------------------------------------------------
2001                                                                    $ 2,207
2002                                                                      1,802
2003                                                                      1,418
2004                                                                        981
Thereafter                                                                3,904
-------------------------------------------------------------------------------
  Total minimum future lease payments                                   $10,312
===============================================================================

In 1997 IBNK Leasing entered into two leveraged leases with a regional air carrier for aircraft, which have an estimated economic life of 23 years, and were leased for a term of 16.5 years. The equity investment in the aircraft represented 22% of the purchase price; the remaining 78% was furnished by third-party financing in the form of long-term debt with no recourse against the lessor and is secured by a first lien on the aircraft. At the end of the lease term, the aircraft will be turned back to the lessor. The residual value at that time is estimated to be 32% of the cost. For federal income tax purposes, the lessor receives the benefit of tax deductions for depreciation on the entire leased asset and for the interest on the long-term debt. Since during the early years of the lease those deductions exceeded the lease rental income, excess deductions are available to offset other taxable income. In the later years of the lease, rental income will exceed the deductions, which will increase taxable income. Deferred taxes are provided to reflect this reversal of tax deductions. The net investment in leveraged leases at December 31 is composed of the following elements:



                                                                           2000       1999
--------------------------------------------------------------------------------------------
Rentals receivable (net of principal and interest on nonrecourse debt)    $ 1,841    $ 1,841
Estimated residual value of leased assets                                   5,722      5,722
Less: unearned and deferred income                                         (2,009)    (2,181)
--------------------------------------------------------------------------------------------
Investment in leveraged leases                                              5,554      5,382
Less: deferred taxes arising from leveraged leases                          3,782      3,915
--------------------------------------------------------------------------------------------
Net investment in leveraged leases                                        $ 1,772    $ 1,467
============================================================================================

NOTE 8.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:


                                                      2000      1999      1998
-------------------------------------------------------------------------------
Balance at beginning of year                       $25,155   $18,443    $13,854
Allowance associated with acquisition                1,103         -      1,086
Provision charged to operations                      4,138    12,497      7,143
Recoveries credited to allowance                     1,361     1,879      1,375
Loans charged to allowance                          (6,493)   (7,664)    (5,015)
-------------------------------------------------------------------------------
Balance at end of year                             $25,264   $25,155    $18,443
===============================================================================

NOTE 9.  PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

                                                             2000          1999
-------------------------------------------------------------------------------
Land, buildings and lease improvements                   $ 56,489      $ 52,730
Equipment                                                  28,085        27,073
Construction in progress                                    1,842         1,117
-------------------------------------------------------------------------------
  Total cost                                               86,416        80,920

Less accumulated depreciation                             (37,026)      (35,527)
-------------------------------------------------------------------------------
Net premises and equipment                               $ 49,390      $ 45,393
===============================================================================

Depreciation expense for 2000, 1999, and 1998 was $3,689, $3,794, and $3,763,
respectively.

NOTE 10.  DEPOSITS

As of December 31, 2000, the scheduled maturities of time deposits are as follows:

                                                                        2000
-------------------------------------------------------------------------------
2001                                                                 $  794,828
2002                                                                    178,490
2003                                                                     43,251
2004                                                                     14,426
2005 and thereafter                                                      31,671
-------------------------------------------------------------------------------
  Total                                                              $1,062,666
-------------------------------------------------------------------------------

NOTE 11.  INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

                                                      2000      1999       1998
-------------------------------------------------------------------------------
Federal:
  Current                                           $11,861    $7,661   $ 7,903
  Deferred                                               (6)     (931)   (1,286)
-------------------------------------------------------------------------------
    Total                                            11,855     6,730     6,617

State:
  Current                                             2,430     1,351     1,070
  Deferred                                             (365)     (172)      283
-------------------------------------------------------------------------------
    Total                                             2,065     1,179     1,353
-------------------------------------------------------------------------------
      Total income taxes                            $13,920    $7,909   $ 7,970
-------------------------------------------------------------------------------

The portion of the tax provision (benefit) relating to realized securities gains and losses amounted to $607, $(576) and $464 for 2000, 1999 and 1998, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:


                                                         2000       1999        1998
--------------------------------------------------------------------------------------
Federal income tax computed at the statutory rates     $ 15,544    $10,694     $10,530
Elimination of S Corporation earnings                         -          -        (929)
Adjusted for effects of:
  Nontaxable municipal interest                          (2,817)    (3,498)     (3,658)
  Goodwill amortization                                     865        934         767
  Nondeductible expenses                                    540        578       1,591
  State income taxes, net of federal tax benefits         1,342        738         880
  Benefit of income taxed at lower rates                      -          -        (143)
  Low income housing credit                                (835)      (998)          -
  Other                                                    (719)      (539)     (1,068)
--------------------------------------------------------------------------------------
    Total income taxes                                 $ 13,920    $ 7,909     $ 7,970
======================================================================================

The net deferred tax asset (liability) in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

                                                            2000         1999
-------------------------------------------------------------------------------
Deferred tax liability                                    $(13,515)    $(10,992)
Deferred tax asset                                          11,691       12,073
Valuation allowance for deferred tax assets                   (151)        (113)
-------------------------------------------------------------------------------
Net deferred tax asset (liability)                        $ (1,975)    $    968
-------------------------------------------------------------------------------

The tax effects of principal temporary differences are shown in the following table:

                                                            2000          1999
-------------------------------------------------------------------------------
Allowance for loan losses                                 $  8,734     $  8,952
Direct financing and leveraged leases                        2,957        2,117
Prepaid pension costs                                         (410)      (1,095)
Premises and equipment                                     (10,361)      (9,609)
Unrealized (gain) loss on securities available for sale     (2,146)       1,004
Other                                                         (598)        (288)
-------------------------------------------------------------------------------
  Net temporary differences                                 (1,824)       1,081
-------------------------------------------------------------------------------
Valuation allowances                                          (151)        (113)
-------------------------------------------------------------------------------
  Net deferred tax asset (liability)                      $ (1,975)      $  968
-------------------------------------------------------------------------------


NOTE 12.  SHORT-TERM BORROWINGS

Information concerning short-term borrowings as of the years ended December 31 was as follows:

                                                            2000          1999
-------------------------------------------------------------------------------
Federal funds purchased:
Average amount outstanding                                $ 14,402      $32,296
Maximum amount at any month end                             46,000       82,500
Weighted average interest rate:
  During year                                                 5.65%        5.01%
  End of year                                                 6.00%        6.09%

Securities sold under agreements to repurchase:
Average amount outstanding                                $192,744      $31,446
Maximum amount at any month end                            380,435       30,984
Weighted average interest rate:
  During year                                                 6.16%        4.07%
  End of year                                                 6.69%        4.18%

NOTE 13.  OTHER BORROWINGS

Other borrowings at December 31 consist of the following:

                                                                               2000             1999
------------------------------------------------------------------------------------------------------
Parent Company:
  Unsecured notes payable, variable rate adjusted with changes
    LIBOR, due in 2001 (7.20% at December 31, 2000)                          $ 12,000         $      -

Subsidiaries:
  Federal Home Loan Bank advances, due at various dates through 2018,         511,303          118,344
    secured by mortgage-backed securities and mortgage loans
    (weighted average rates of 6.20% and 5.87% at December 31, 2000 and
    1999, respectively)

  Unsecured note payable, 8.10%, payable $83 plus interest monthly             11,417           12,417
    through 2003 with a final balloon payment of $9,083

  Notes payable secured by equipment and an investment in a leveraged           5,784            7,610
    lease, due at various dates through 2004, interest rates varying from
    5.97% to 8.16%
------------------------------------------------------------------------------------------------------
                                                                             $540,504         $138,371
======================================================================================================

At December 31, 2000, the Corporation was not in compliance with a financial covenant related to the subsidiaries' note payable and unsecured note payable, requiring that the Corporation maintain, on a consolidated basis, a leverage ratio in excess of 8.00%. The Corporation received a waiver, dated March 12, 2001, of the covenant until June 30, 2001. The Corporation intends to seek additional waivers of the covenant and/or use additional sources of cash and/or debt financing to refinance the debt if additional waivers cannot be obtained.

At December 31, 2000, the Corporation had $137,000 available from unused federal funds purchased agreements and in excess of $243,000 of available borrowing capacity from the Federal Home Loan Bank. In addition, the Corporation has an unsecured line of credit available which permits it to borrow up to $50,000 at variable rates adjusted with changes in LIBOR through June 29, 2001. At December 31, 2000, $38,000 remained available for future use.

Aggregate maturities required on other borrowings at December 31, 2000 are due in future years as follows:

2001                                                                   $ 25,550
2002                                                                     14,930
2003                                                                     26,227
2004                                                                      4,957
2005                                                                    106,021
Thereafter                                                              362,819
-------------------------------------------------------------------------------
  Total principal payments                                             $540,504
===============================================================================

NOTE 14.  TRUST PREFERRED SECURITIES

On March 30, 1998, Integra Capital Trust I (Trust), a Delaware statutory business trust created by the Corporation, issued $34.5 million of 8.25% Cumulative Trust Preferred Securities (Securities) which will mature on March 31, 2028, subject to extension or earlier redemption in certain events. The principal asset of the Trust is a $35.6 million subordinated debenture of the Corporation. The subordinated debenture bears interest at the rate of 8.25% and matures on March 31, 2028, subject to extension or earlier redemption in certain events. The Corporation owns all of the common securities of the Trust. The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after March 31, 2003, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.

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

NOTE 15.  CAPITAL RATIOS

The Corporation and Integra Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on the Corporation's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and its subsidiary bank met all capital adequacy requirements to which they were subject.

As of December 31, 2000, the most recent notification from the federal and state regulatory agencies categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. The bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the categorization of Integra Bank.

The following table presents the actual capital amounts and ratios for the Corporation, on a consolidated basis, and Integra Bank:


                                                                                                      To Be Well Capitalized
                                                                        Minimum Ratios For Capital    Under Prompt Corrective
                                                       Actual               Adequacy Purposes:            Action Provisions:
-----------------------------------------------------------------------------------------------------------------------------
                                               Amount        Ratio         Amount     Ratio           Amount          Ratio
-----------------------------------------------------------------------------------------------------------------------------
As of December 31, 2000:
Total Capital (to Risk Weighted Assets)
  Consolidated                              $  206,197       10.59%     $  155,777    8.00%               N/A            N/A
  Integra Bank                                 213,828       11.08%        154,417    8.00%        $  193,021          10.00%

Tier I Capital (to Risk Weighted Assets)
  Consolidated                              $  181,856        9.34%     $   77,888    4.00%               N/A            N/A
  Integra Bank                                 191,763        9.93%         77,208    4.00%        $  115,813           6.00%

Tier I Capital (to Average Assets)
  Consolidated                              $  181,856        6.44%     $  112,868    4.00%               N/A            N/A
  Integra Bank                                 191,763        6.84%        112,135    4.00%        $  140,168           5.00%


As of December 31, 1999:
Total Capital (to Risk Weighted Assets)
 Consolidated                               $  246,214       15.04%     $  130,997    8.00%               N/A            N/A
 Integra Bank                                  220,204       13.64%        129,165    8.00%        $  161,457          10.00%

Tier I Capital (to Risk Weighted Assets)
 Consolidated                               $  225,688       13.78%     $   65,498    4.00%               N/A            N/A
 Integra Bank                                  200,022       12.39%         64,583    4.00%        $   96,874           6.00%

Tier I Capital (to Average Assets)
 Consolidated                               $  225,688       10.47%     $   86,214    4.00%               N/A            N/A
 Integra Bank                                  200,022        9.42%         84,906    4.00%        $  106,132           5.00%


NOTE 16.  STOCK OPTION PLAN

The Corporation's 1999 Stock Option and Incentive Plan currently reserves shares of common stock for issuance upon the exercise of options granted as incentive awards to directors and key employees of the Corporation. Awards may be incentive stock options or non-qualified stock options. All options granted under the Plan or its predecessor (the "Plans") are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the fair value of the common stock on the date of grant. At December 31, 2000, 475,800 shares were available for the granting of additional options.

In 1999, the Corporation also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of its new Chairman and CEO. Such options vest over a two-year period and must be exercised within ten years. At December 31, 2000, all 31,500 options remained outstanding and 15,750 were exercisable.

A summary of the status of the options granted under the Plans by the Corporation, adjusted for all stock dividends, as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

                                                    2000                           1999                          1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted Average               Weighted Average               Weighted Average
                                           Shares    Exercise Price       Shares    Exercise Price       Shares      Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year     576,022             $26.38     592,161             $34.14     533,237             $22.75
Options granted                            186,000              21.32     140,700              26.39     179,633              33.92
Options exercised                           58,207              15.49      66,101              19.50     113,254              15.85
Options forfeited                           95,354              31.37      90,738              36.71       7,455              36.85
-----------------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year           608,461             $25.09     576,022             $26.38     592,161             $34.14
===================================================================================================================================
Options exercisable                        343,662                        428,252                        409,734
Weighted-average fair value of options
  granted during the year                          $ 11.33                          $ 6.93                           $ 12.03


All options granted prior to 1999 vest one year from the grant date. Subsequent grants, except the special grant noted above, vest one-third in each year following the date of the grant.

The following table summarizes information about options granted under the Plans the were outstanding at December 31, 2000.

                                        Weighted Average
                                               Remaining
Exercise                  Number        Contractual Life                 Number
Price                Outstanding              (in years)            Exercisable
-------------------------------------------------------------------------------
$ 38.00                   58,454                     6.8                 58,454
  33.92                   78,266                     7.8                 78,266
  28.98                   20,000                     8.9                  6,667
  28.00                   20,000                     8.9                  6,667
  25.83                   78,750                     9.0                 26,250
  25.13                   12,500                     9.0                  4,167
  24.09                    3,500                     9.2                      -
  24.00                    1,000                     9.2                      -
  23.80                    9,450                     8.8                  3,150
  23.24                   43,976                     5.8                 43,976
  21.25                  166,500                     9.3                      -
  17.33                  116,065                     4.8                116,065
                         ------------------------------------------------------
                         608,461                     7.7                343,662
                         ======================================================

Stock options are accounted for following Accounting Principles Board Opinion No. 25 and related Interpretations. Had compensation costs been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

                                                 2000       1999        1998
                                                 ----       ----        ----

Net income:
  As reported                                    $30,491    $22,644     $22,116
  Proforma                                        29,256     22,059      20,767

Earnings per share:
  Basic
    As reported                                  $  1.77    $  1.28     $  1.26
    Proforma                                        1.70       1.25        1.14
  Diluted
    As reported                                  $  1.77    $  1.27     $  1.25
    Proforma                                        1.70       1.24        1.13


The fair value of the stock options granted under the Plans has been estimated using the Black-Scholes options pricing model with the following weighted average assumptions.

                                             2000          1999           1998
--------------------------------------------------------------------------------
Number of options granted                  186,000       172,200        179,633
Risk-free interest rate                       6.49%         6.44%          4.97%
Expected life, in years                         10            10             10
Expected volatility                          51.05%        24.55%         25.25%
Expected dividend yield                       3.95%         3.34%          2.14%
Estimated fair value per option           $  11.33       $  6.93       $  12.03


NOTE 17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of financial instruments of the Corporation at December 31:

                                                          2000                      1999
--------------------------------------------------------------------------------------------------
                                                  Carrying       Fair       Carrying       Fair
                                                   Amount        Value       Amount        Value
--------------------------------------------------------------------------------------------------
Assets:
  Cash and short-term investments                $  238,263   $  238,263   $   73,683   $   73,683
  Securities available for sale                     997,494      997,494      332,359      332,359
  Loans-net of allowance                          1,664,026    1,656,414    1,675,678    1,667,551

Liabilities:
  Deposits                                       $1,871,035   $1,810,835   $1,694,661   $1,689,353
  Short-term borrowings                             383,735      383,735       89,989       89,989
  Other borrowings                                  540,504      548,045      138,371      136,533
  Guaranteed preferred beneficial interests in
    the Corporation's subordinated debenture         34,500       34,500       34,500       32,775


The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent market values of all assets and liabilities of the Corporation and, thus, should not be interpreted to represent a market or liquidation value for the Corporation.

CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments include cash and due from banks, interest-bearing deposits in banks, short-term money market investments, commercial paper and federal funds sold. For cash and other short-term investments, the carrying amount is a reasonable estimate of fair value.

SECURITIES

For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values for nonmarketable equity securities are equal to cost, as there is no readily determinable fair value. Carrying amount of accrued interest receivable approximates fair value.

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

The Corporation's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2000, follows:

                                                                                   Ranges of Rates
                                       Variable Rate   Fixed Rate          Total     on Fixed Rate
            2000                          Commitment   Commitment     Commitment       Commitments
--------------------------------------------------------------------------------------------------
Commitments to extend credit               $ 192,525      $76,624      $ 269,149      5.23%-16.90%

Standby letters of credit                          -            -         11,243           -


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

NOTE 19. INTEREST RATE CONTRACTS

The Corporation has entered into interest rate contracts as a hedge against the interest costs of repurchase agreements to manage its interest rate sensitivity. At December 31, 2000, the notional value of the interest rate caps was $200,000. The caps are indexed to LIBOR with contract strike prices of 7% and mature prior to 2003. The caps had a carrying value and related market value of $527 and $86 at December 31, 2000, respectively.

The Corporation is exposed to losses if a counterparty fails to make its payments under a contract in which the Corporation is in a receiving status. Although collateral or other security is not obtained, the Corporation minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

NOTE 20.  EMPLOYEE RETIREMENT PLANS

The Corporation maintains a noncontributory cash balance plan in which substantially all full-time employees are eligible to participate upon the completion of one year of service. The Corporation previously maintained a noncontributory pension plan, which was curtailed during 1997 and was terminated in 1999. The excess of plan assets over benefit obligations of the pension plan was transferred to the cash balance plan.

In establishing the amounts reflected in the financial statements, the following significant assumption rates were used:

                                                      2000         1999     1998
--------------------------------------------------------------------------------
Discount rate                                        6.15%        5.25%    6.00%
Increase in compensation rate                        5.00%        5.00%    5.00%
Expected long-term rate of return                    6.50%        6.50%    7.00%

The following summary reflects the plan's funded status and the amounts reflected on the Corporation's financial statements. Actuarial present values of benefit obligations at December 31 are:

                                                                2000       1999
--------------------------------------------------------------------------------
Change in Fair Value of Plan Assets:
Balance at beginning of measurement period                     $ 3,157   $10,389
Actual return on plan assets                                      (228)      284
Benefits paid                                                     (381)   (7,516)
--------------------------------------------------------------------------------
Balance at end of measurement period                             2,548     3,157
--------------------------------------------------------------------------------
Change in Benefit Obligation:
Balance at beginning of measurement period                       1,507     7,676
Service cost                                                       926       756
Interest costs                                                      78        27
Actuarial (gains) losses                                             -       564
Benefits paid                                                     (381)   (7,516)
--------------------------------------------------------------------------------
Balance at end of measurement period                             2,130     1,507
--------------------------------------------------------------------------------
Funded status                                                      418     1,650
Unrecognized net actuarial loss                                    657       477
--------------------------------------------------------------------------------
Prepaid benefit cost                                           $ 1,075   $ 2,127
================================================================================

Net periodic pension cost (credit) included the following components for the years ended December 31:


                                                      2000       1999       1998
--------------------------------------------------------------------------------
Service cost - benefits earned during the period     $  926     $ 756      $ 626
Interest cost on projected benefit obligation            78        27        576
Return on assets                                       (190)     (284)      (339)
Net amortization and deferral                           239        76       (574)
Termination settlement gain                               -      (877)         -
--------------------------------------------------------------------------------
  Net periodic pension cost (credit)                 $1,053     $(302)     $ 289
================================================================================


Substantially all employees are eligible to contribute a portion of their pretax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. The Corporation's expense related to this plan was $599, $538, and $377 for 2000, 1999 and 1998, respectively.

Certain of the Corporation's subsidiaries sponsored an employee stock ownership plan (ESOP) that covered certain eligible employees. During the first quarter of 2000, the Corporation made the final distribution of all shares from the ESOP and closed out the plan.

As the result of previous mergers and subsequent amendment of the Corporation's pension and profit-sharing plans to include employees of the other subsidiaries, retirement plans previously maintained by those subsidiaries have been terminated or frozen.

Contribution expense for the ESOP was $175 and $1,418 for the years ended December 31, 1999 and 1998. The ESOP shares were as follows as of December 31:

                                                      2000       1999        1998
------------------------------------------------------------------------------------
Allocated shares                                     110,658      263,745    224,466
Shares released for allocation                             -        5,405     39,279
Unearned shares                                            -            -      5,405
Less: Shares distributed to participants            (110,658)    (158,492)         -
------------------------------------------------------------------------------------
Total ESOP shares                                          -      110,658    269,150
====================================================================================
Fair value of unearned shares at December 31,      $       -     $      -   $    202
------------------------------------------------------------------------------------

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

NOTE 21.  UNAUDITED INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described (unaudited):

                                                              2000
--------------------------------------------------------------------------------------------
                                     December 31   September 30      June 30     March 31
--------------------------------------------------------------------------------------------
Interest income                      $    56,678   $    50,805     $    46,932   $    42,266
Interest expense                          32,873        27,897          23,770        20,285
--------------------------------------------------------------------------------------------
  Net interest income                     23,805        22,908          23,162        21,981
Provision for loan losses                  1,175         1,050             863         1,050
Non-interest income                        5,698         4,781           4,377         5,410
Non-interest expense                      17,112        16,354          15,275        14,832
--------------------------------------------------------------------------------------------
Income before income taxes                11,216        10,285          11,401        11,509
Provision for income taxes                 3,425         3,265           3,603         3,627
--------------------------------------------------------------------------------------------
  Net income                         $     7,791   $     7,020     $     7,798   $     7,882
============================================================================================
Earnings per share:
  Basic                              $      0.47   $      0.40     $      0.45   $      0.45
  Diluted                                   0.47          0.40            0.45          0.45

Weighted average shares:
  Basic                               16,665,132    17,367,975      17,413,209    17,492,103
  Diluted                             16,707,076    17,373,085      17,425,766    17,553,665



                                                             1999
--------------------------------------------------------------------------------------------
                                     December 31   September 30      June 30     March 31
--------------------------------------------------------------------------------------------
Interest income                      $    42,038   $    40,993     $    40,586   $    40,757
Interest expense                          19,422        18,351          18,159        18,625
--------------------------------------------------------------------------------------------
  Net interest income                     22,616        22,642          22,427        22,132
Provision for loan losses                  9,247         1,149             841         1,260
Non-interest income                        2,558         4,048           3,220         3,813
Non-interest expense                      16,119        15,667          13,760        14,860
--------------------------------------------------------------------------------------------
Income before income taxes                  (192)        9,874          11,046         9,825
Provision for income taxes                (1,236)        2,456           3,569         3,120
--------------------------------------------------------------------------------------------
  Net income                         $     1,044   $     7,418     $     7,477   $     6,705
============================================================================================
Earnings per share:
  Basic                              $      0.06   $      0.42     $      0.42   $      0.38
  Diluted                                   0.06          0.42            0.42          0.37

Weighted average shares:
  Basic                               17,643,367    17,745,481      17,733,154    17,682,413
  Diluted                             17,733,970    17,830,715      17,798,208    17,752,313


NOTE 22.  SEGMENT INFORMATION

The Corporation operates only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing, and collecting); and complete personal and corporate trust services. During the third quarter of 2000, the Corporation completed its centralization of banking charters and consolidation of operations. Due to the change in organizational structure, the Corporation changed its segments from geographic boundaries to Banking, as presented below. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Corporation evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. The following tables present selected segment information for Banking and other operating units.

December 31, 2000                Banking      Other   Eliminations      Total
--------------------------------------------------------------------------------
Interest income                $  197,720   $   5,152  $  (6,191)     $  196,681
Interest expense                  103,703       7,311     (6,189)        104,825
--------------------------------------------------------------------------------
Net interest income                94,017      (2,159)        (2)         91,856
Provision for loan losses           4,134           4          -           4,138
Other income                       20,223      41,530    (41,487)         20,266
Other expense                      62,183      10,067     (8,677)         63,573
--------------------------------------------------------------------------------
Earnings before income taxes   $   47,923   $  29,300  $ (32,812)     $   44,411
================================================================================
Segment assets                 $3,049,705   $ 323,826  $(304,713)     $3,068,818
================================================================================



December 31, 1999                Banking      Other   Eliminations      Total
--------------------------------------------------------------------------------
Interest income                $  165,948   $   5,849  $  (7,423)     $  164,374
Interest expense                   74,556       7,422     (7,421)         74,557
--------------------------------------------------------------------------------
Net interest income                91,392      (1,573)        (2)         89,817
Provision for loan losses           9,353       3,144          -          12,497
Other income                       15,293      34,117    (35,771)         13,639
Other expense                      53,696      13,637     (6,927)         60,406
--------------------------------------------------------------------------------
Earnings before income taxes   $   43,636   $  15,763  $ (28,846)     $   30,553
================================================================================
Segment assets                 $2,259,134   $ 325,423  $(381,080)     $2,203,477
================================================================================

December 31, 1998                Banking      Other   Eliminations      Total
--------------------------------------------------------------------------------
Interest income                $  167,603   $   4,876  $  (5,702)     $  166,777
Interest expense                   78,086       6,494     (5,700)         78,880
--------------------------------------------------------------------------------
Net interest income                89,517      (1,618)        (2)         87,897
Provision for loan losses           7,034         109          -           7,143
Other income                       16,718      34,823    (34,920)         16,621
Other expense                      57,046      15,854     (5,611)         67,289
--------------------------------------------------------------------------------
Earnings before income taxes   $   42,155   $  17,242  $ (29,311)     $   30,086
================================================================================
Segment assets                 $2,230,525   $ 331,704  $(367,005)     $2,195,224
================================================================================

NOTE 23.  FINANCIAL INFORMATION OF PARENT COMPANY

The principal source of income for Integra Bank Corporation is dividends from its subsidiary bank. Banking regulations impose restrictions on the ability of Integra Bank to pay dividends to the Corporation. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels.

Condensed financial data for Integra Bank Corporation (parent company only) follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                December 31,
                                                             2000        1999
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                  $  7,815     $ 15,199
Investment in subsidiaries                                  251,661      238,151
Securities available for sale                                 1,020        1,678
Property and equipment                                           71        1,520
Other assets                                                  8,816       11,205
--------------------------------------------------------------------------------
  TOTAL ASSETS                                             $269,383     $267,753
================================================================================

LIABILITIES
Other borrowings                                           $ 47,567     $ 35,567
Dividends payable                                             3,894        3,679
Other liabilities                                            12,405        2,639
--------------------------------------------------------------------------------
  Total liabilities                                          63,866       41,885

Common stock owned by ESOP (subject to put option)                -        2,780
SHAREHOLDERS' EQUITY
Common stock                                                 15,881       17,518
Capital surplus                                              99,497      138,893
Retained earnings                                            86,990       71,299
Accumulated other comprehensive income (loss)                 3,149       (1,842)
Common stock owned by ESOP (subject to put option)                -       (2,780)
--------------------------------------------------------------------------------
  Total shareholders' equity                                205,517      223,088
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $269,383     $267,753
================================================================================



CONDENSED STATEMENTS OF INCOME                               Year Ended December 31,
                                                            2000      1999       1998
--------------------------------------------------------------------------------------
Dividends from subsidiaries                                $23,300   $19,850   $39,744
Other income                                                 9,456     6,300     5,854
--------------------------------------------------------------------------------------
  Total income                                              32,756    26,150    45,598
Interest expense                                             2,976     2,847     2,433
Other expenses                                              10,063    13,444    15,286
--------------------------------------------------------------------------------------
  Total expenses                                            13,039    16,291    17,719
--------------------------------------------------------------------------------------
Income before income taxes and equity in
  undistributed earnings of subsidiaries                    19,717     9,859    27,879
Income tax benefit                                           1,255     3,789     4,008
--------------------------------------------------------------------------------------
Income before equity in undistributed
  earnings of subsidiaries                                  20,972    13,648    31,887
Equity in undistributed earnings (loss) of subsidiaries      9,519     8,996    (9,771)
--------------------------------------------------------------------------------------
Net income                                                 $30,491   $22,644   $22,116
======================================================================================

CONDENSED STATEMENTS OF CASH FLOWS


                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------
                                                                2000         1999      1998
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $ 30,491   $ 22,644    $ 22,116
Adjustments to reconcile net income to
net cash provided by operating activities:
  Amortization and depreciation                                    588      1,185         702
  Employee benefit expenses                                          -        482       2,017
  Undistributed (earnings) loss of subsidiaries                 (9,519)    (8,996)      9,771
  Securities (gains) losses                                        (62)     1,240        (103)
  Gain on sale of premises and equipment                           (14)        -          (16)
  Increase (decrease) in deferred taxes                            195       (92)        (391)
  (Increase) decrease in other assets                            2,021    (3,574)      (2,502)
  Increase (decrease) in other liabilities                       9,570      (603)       1,246
---------------------------------------------------------------------------------------------
  Net cash flows provided by operating activities               33,270     12,286      32,840
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale             1,741      2,296         848
Purchases of securities                                         (1,020)        (3)     (5,484)
Payments on notes receivable                                         -          -         243
Purchase of property and equipment                                (908)      (542)       (866)
Proceeds from sale of property and equipment                     2,150          -          70
Capital contributions from (to) subsidiaries                     1,000     (3,074)    (33,359)
---------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities      2,963     (1,323)    (38,548)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                 (14,584)   (13,496)    (11,470)
Proceeds from other borrowings                                  12,000          -      68,067
Payments on other borrowings                                         -        (52)    (35,322)
Repurchase of common stock                                     (41,897)    (6,690)     (1,385)
Sale of common stock                                                 -          -       1,185
Proceeds from exercise of stock options                            864      1,228       1,726
---------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities    (43,617)   (19,010)     22,801
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (7,384)    (8,047)     17,093
---------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                15,199     23,246       6,153
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  7,815   $ 15,199    $ 23,246
=============================================================================================


NOTE 24.  SUBSEQUENT EVENT (UNAUDITED)

On January 31, 2001, the Corporation issued 1,500,000 shares of common stock in exchange for all of the outstanding shares of Webster Bancorp, Inc., parent company for West Kentucky Bank, headquartered in Madisonville, Kentucky. At December 31, 2000, West Kentucky Bank had total assets and shareholders' equity of $293,906 and $19,749, respectively. Goodwill of approximately $11,264 will be amortized on a straight-line basis over 25 years. The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements will include the assets and liabilities and results of operations from the acquisition date forward.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the heading "Election of Directors and Information with Respect to Directors and Officers" and also the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement for its 2001 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" in the Corporation's Proxy Statement for its 2001 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" in the Corporation's Proxy Statement for its 2001 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" in the Corporation's Proxy Statement for its 2001 Annual Meeting of Shareholders is hereby incorporated by reference herein.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of Form 10-K

 1.    Financial Statements

       Report of Independent Accountants

       Consolidated Statements of Financial Position at December 31, 2000 and
       1999
       Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998
       Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999, and 1998
       Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998
       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
       Notes to Consolidated Financial Statements

 2.    Exhibits

       Exhibit Index is on page 60.

Reports on Form 8-K

       The Corporation filed no reports on Form 8-K during the last quarter of the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                        INTEGRA BANK CORPORATION



                        /s/ MICHAEL T. VEA                  2/21/2001
                        -------------------------------     -------------
                        Michael T. Vea                      Date
                        Chairman of the Board, Chief
                        Executive Officer and President


                        /s/ JAMES E. ADAMS                  2/21/2001
                        -------------------------------     -------------
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

/s/ JANICE L. BEESLEY                             2/21/2001
------------------------------------              -------------
Janice L. Beesley                                 Date
Director

/s/ BEN L. CUNDIFF                                2/21/2001
------------------------------------              -------------
Ben L. Cundiff                                    Date
Director

/s/ SUSANNE R. EMGE                               2/21/2001
------------------------------------              -------------
Susanne R. Emge                                   Date
Director

/s/ DONALD G. HARRIS                              2/21/2001
------------------------------------              -------------
Donald G. Harris                                  Date
Director

/s/ H. RAY HOOPS                                  2/21/2001
------------------------------------              -------------
H. Ray Hoops                                      Date
Director

/s/ JOHN D. LIPPERT                               2/21/2001
------------------------------------              -------------
John D. Lippert                                   Date
Director

/s/ GEORGE D. MARTIN                              2/21/2001
------------------------------------              -------------
George D. Martin                                  Date
Director

/s/ RONALD G. REHERMAN                            2/21/2001
------------------------------------              -------------
Ronald G. Reherman                                Date
Director

/s/ LAURENCE R. STEENBERG                         2/21/2001
------------------------------------              -------------
Laurence R. Steenberg                             Date
Director

/s/ ROBERT D. VANCE                               2/21/2001
------------------------------------              -------------
Robert D. Vance                                   Date
Director

/s/ MICHAEL T. VEA                                2/21/2001
------------------------------------              -------------
Michael T. Vea                                    Date
Chairman, CEO, President and Director

/s/ RICHARD F. WELP                               2/21/2001
------------------------------------              -------------
Richard F. Welp                                   Date

                                 EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   -----------------------------------------------------------

3(a)(i) Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A dated June 12, 1998)

3(a)(ii) Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)

3 (b)     By-Laws (incorporated by reference to Exhibit 3 (ii) to
          Quarterly Report on Form 10-Q for the period ending
          March 31, 1999)

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

10 (e)* 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to Definitive Proxy Materials filed
          April 24, 1999)

10 (f)*   Termination Benefits Agreements dated as of September 16,
          1998, between National City Bancshares, Inc. and Curtis D.
          Ritterling (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ending
          September 30, 1998)

10 (g)*   Contract of Employment dated August 23, 1999, between
          National City Bancshares, Inc. and Michael T. Vea
          (incorporated by reference to Exhibit 10.1 to Quarterly
          Report on Form 10-Q for the period ending September 30,
          1999)

10 (h)*   Amendment to Contract of Employment dated September 20,
          2000 between Integra Bank Corporation and Michael T. Vea

10 (i)*   Nonqualified Stock Option Agreement dated September 7,
          1999, between National City Bancshares, Inc. and Michael T.
          Vea (incorporated by reference to Exhibit 10.2 to Quarterly
          Report on Form 10-Q for the period ending September 30,
          1999)

10 (j)*   Nonqualified Stock Option Agreement (Non Plan) dated
          September 7, 1999, between National City Bancshares, Inc.
          and Michael T. Vea (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10 (k)*   Termination Benefits Agreement dated December 15, 1999,
          between National City Bancshares, Inc. and James E. Adams
          (incorporated by reference to Exhibit 10(p) to Annual
          Report on Form 10K for the fiscal year ended  December 31,
          2000)

10 (l)*   Termination Benefits Agreement dated December 15, 1999,
          between National City Bancshares, Inc. and John D. Crumrine
          (incorporated by reference to Exhibit 10(q) to Annual
          Report on Form 10K for the fiscal year ended December 31,
          2000)

10 (m)* Termination Benefits Agreement dated December 31, 1999, between National City Bancshares, Inc. and D. Michael
          Kramer (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10K for the fiscal year ended
          December 31, 2000)

10 (n)    Credit Agreement dated June 30, 2000 between Integra Bank
          Corporation, Bank One N.A., The Northern Trust Company and
          Firstar Bank N.A. (incorporated by reference to
          Exhibit 10(t) to Quarterly Report on Form 10-Q for the period ending June 30, 2000)

21        Subsidiaries of the Registrant

23        Consent of PricewaterhouseCoopers LLP


* The indicated exhibit is a management contract, compensatory plan, or arrangement required to be filed by Item 601 of Regulation S-K.