Form 10-Q
period 2001-03-31
INTEGRA BANK CORP
filed 2001-05-15
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
                               --------------------    ---------------------

Commission file number:  0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                 INDIANA                                35-1632155
    (State or other jurisdiction of        (I.R.S. Employee Identification No.)
     incorporation or organization)

    PO BOX 868, EVANSVILLE, INDIANA                     47705-0868
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

                                                            Yes [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT MAY 1, 2001
    (Common stock, $1.00 Stated Value)                   17,396,036

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                      PAGE NO.
Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial position-
         March 31, 2001, December 31, 2000, and March 31, 2000            3

         Condensed consolidated statements of income-Three months
         ended March 31, 2001 and 2000                                    4

         Condensed consolidated statements of comprehensive income-
         Three months ended March 31, 2001 and 2000                       6

         Condensed consolidated statements of cash flows-
         Three months ended March 31, 2001 and 2000                       7

         Notes to condensed consolidated financial statements             9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      17


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               18

Item 2.  Changes In Securities and Use of Proceeds                       18

Item 3.  Defaults Upon Senior Securities                                 18

Item 4.  Submissions Of Matters To A Vote Of Security Holders            18

Item 5.  Other Information                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18

Signatures                                                               19

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                    INTEGRA BANK CORPORATION and Subsidiaries
        Unaudited Condensed Consolidated Statements of Financial Position
                      (In thousands, except for share data)

                                                             March 31,     December 31,    March 31,
                                                                2001           2000          2000
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $    74,990    $    73,934    $    47,290
Federal funds sold and other short-term investments             312,784        164,329          7,205
-----------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                              387,774        238,263         54,495
Securities available for sale                                 1,021,454        997,494        431,334
Loans, net of unearned income                                 1,815,866      1,689,290      1,695,881
Less:  Allowance for loan losses                                (29,004)       (25,264)       (25,406)
-----------------------------------------------------------------------------------------------------
   Net loans                                                  1,786,862      1,664,026      1,670,475
Premises and equipment                                           52,582         49,390         45,477
Intangible assets                                                65,398         55,012         35,631
Other assets                                                     56,845         64,633         52,617
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 3,370,915    $ 3,068,818    $ 2,290,029
=====================================================================================================
LIABILITIES
Deposits:
   Non-interest-bearing demand                              $   184,291    $   199,226    $   185,258
   Interest-bearing:
      Savings, interest checking and money market accounts      720,836        609,144        563,563
      Time deposits of $100,000 or more                         455,898        345,367        301,146
      Other interest-bearing                                    867,411        717,299        643,276
-----------------------------------------------------------------------------------------------------
   Total deposits                                             2,228,436      1,871,036      1,693,243
Short-term borrowings                                           225,088        383,735         86,804
Other borrowings                                                608,776        540,504        225,213
Guaranteed preferred beneficial interests
   in the Corporation's subordinated debentures                  34,500         34,500         34,500
Other liabilities                                                29,507         33,526         21,917
-----------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                          3,126,307      2,863,301      2,061,677
-----------------------------------------------------------------------------------------------------
Commitments and contingent liabilities                                -              -              -

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
   None outstanding
Common stock - $1.00 stated value:
   Shares authorized - 29,000,000
   Shares outstanding - 17,396,036, 15,880,999 and
      17,459,254, respectively                                   17,396         15,881         17,459
Capital surplus                                                 128,346         99,497        137,118
Retained earnings                                                89,747         86,990         75,492
Unearned compensation                                              (368)             -              -
Accumulated other comprehensive income (loss)                     9,487          3,149         (1,717)
-----------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                   244,608        205,517        228,352
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 3,370,915    $ 3,068,818    $ 2,290,029
=====================================================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
              Unaudited Condensed Consolidated Statements of Income
                      (In thousands, except for share data)

                                                                Three Months Ended
                                                                    March 31,
--------------------------------------------------------------------------------------
                                                                2001          2000
--------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                $    38,117    $    36,511
     Tax-exempt                                                     264            301
Interest and dividends on securities:
     Taxable                                                     15,636          2,882
     Tax-exempt                                                   1,881          2,388
Interest on federal funds sold and other investments              3,329            184
--------------------------------------------------------------------------------------
     Total interest income                                       59,227         42,266

INTEREST EXPENSE
Interest on deposits                                             23,295         16,302
Interest on short-term borrowings                                 3,987            749
Interest on other borrowings                                      9,766          3,234
--------------------------------------------------------------------------------------
     Total interest expense                                      37,048         20,285

NET INTEREST INCOME                                              22,179         21,981
Provision for loan losses                                         1,695          1,050
--------------------------------------------------------------------------------------
     Net interest income after provision for loan losses         20,484         20,931

NON-INTEREST INCOME
Trust income                                                        575            544
Service charges on deposit accounts                               2,157          1,784
Other service charges and fees                                    1,467          1,140
Securities gains (losses)                                         1,997            (37)
Other                                                             1,367          1,979
--------------------------------------------------------------------------------------
     Total non-interest income                                    7,563          5,410

NON-INTEREST EXPENSE
Salaries and benefits                                             9,072          7,852
Occupancy expense                                                 1,137            904
Equipment expense                                                 1,120            974
Amortization of intangible assets                                 1,073            890
Other                                                             5,714          4,212
--------------------------------------------------------------------------------------
     Total non-interest expense                                  18,116         14,832
--------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
   accounting change                                              9,931         11,509
Income taxes                                                      2,801          3,627
--------------------------------------------------------------------------------------
Income before cumulative effect of accounting change              7,130          7,882
Cumulative effect of accounting change, net of tax                 (273)             -
--------------------------------------------------------------------------------------
NET INCOME                                                  $     6,857    $     7,882
======================================================================================

Unaudited Condensed Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION and Subsidiaries
        Unaudited Condensed Consolidated Statements of Income (continued)
                      (In thousands, except for share data)


                                                                Three Months Ended
                                                                     March 31,
--------------------------------------------------------------------------------------
                                                                2001           2000
--------------------------------------------------------------------------------------
Earnings per share:
     Basic:
          Income before cumulative effect of
            accounting change                               $      0.42    $      0.45
          Cumulative effect of accounting change,
            net of tax                                            (0.01)             -
--------------------------------------------------------------------------------------
          Net Income                                        $      0.41    $      0.45
======================================================================================

     Diluted:
          Income before cumulative effect of
            accounting change                               $      0.42    $      0.45
          Cumulative effect of accounting change,
            net of tax                                            (0.01)             -
--------------------------------------------------------------------------------------
          Net Income                                        $      0.41    $      0.45
======================================================================================

Weighted average shares outstanding:
     Basic                                                   16,863,713     17,492,103
     Diluted                                                 16,893,813     17,553,665


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
       Unaudited Condensed Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                2001          2000
--------------------------------------------------------------------------------------
Net income                                                  $     6,857    $     7,882

Other comprehensive income, net of tax:

  Unrealized gain arising in period                               7,526            103
  Reclassification of realized amounts                           (1,188)            22
--------------------------------------------------------------------------------------
Net unrealized gain recognized
  in other comprehensive income                                   6,338            125
--------------------------------------------------------------------------------------
Comprehensive income                                        $    13,195    $     8,007
======================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flow
                                 (In thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                2001          2000
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $     6,857    $     7,882
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Federal Home Loan Bank stock dividends                            (70)           (92)
  Amortization and depreciation                                   2,659          1,757
  Provision for loan losses                                       1,695          1,050
  Securities (gains) losses                                      (1,997)            37
  Loss on low-income housing investments                            173            233
  Gain on sale of premises and equipment                              -            (22)
  (Gain) loss on sale of other real estate owned                    (17)            78
  Decrease in other assets                                       13,059          3,705
  Increase (decrease) in other liabilities                      (11,085)         1,709
--------------------------------------------------------------------------------------
    Net cash flows provided by operating activities              11,274         16,337
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale       243,787         11,687
Proceeds from sales of securities available for sale            209,107         20,779
Purchase of securities available for sale                      (364,607)      (131,165)
Decrease in loans made to customers                              34,675          4,153
Increase in cash surrender value of life insurance                    -        (16,900)
Purchase of premises and equipment                                 (853)        (1,021)
Proceeds from sale of premises and equipment                          -            187
Proceeds from sale of other real estate owned                       201             29
Net cash and cash equivalents from acquisition                   22,769              -
--------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities     145,079       (112,251)
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                             109,447         (1,418)
Net payments on short-term borrowings                          (169,423)        (3,185)
Net proceeds on other borrowings                                 57,138         86,842
Dividends paid                                                   (3,911)        (3,679)
Repurchase of common stock                                         (240)        (2,681)
Proceeds from exercise of stock options                             147            847
--------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities      (6,842)        76,726
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            149,511        (19,188)
--------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                238,263         73,683
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $   387,774    $    54,495
======================================================================================


Unaudited Condensed Consolidated Statements of Cash Flows are continued on next page.

                    INTEGRA BANK CORPORATION and Subsidiaries
      Unaudited Condensed Consolidated Statements of Cash Flow (Continued)
                                 (In thousands)

                                                                Three Months Ended
                                                                     March 31,
--------------------------------------------------------------------------------------
                                                                2001           2000
--------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized gain/loss on
   securities available for sale                            $    10,656    $       235
Change in deferred taxes attributable to securities
   available for sale                                            (4,318)          (110)
Other real estate acquired in settlement of loans                   742            485

Purchase of subsidiaries:
--------------------------------------------------------------------------------------
Assets acquired:
     Securities                                             $    99,991    $         -
     Loans                                                      159,948              -
     Premises and equipment                                       3,368              -
     Other assets                                                 5,170              -
Liabilities assumed:
     Deposits                                                  (247,953)             -
     Short-term borrowings                                      (10,776)             -
     Other borrowings                                           (11,134)             -
     Other liabilities                                           (2,557)             -
Shareholders' Equity                                            (18,826)             -
--------------------------------------------------------------------------------------
       Net cash and cash equivalents from acquisition       $    22,769    $         -
======================================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except for share data)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Corporation"). At March 31, 2001, the Corporation's subsidiaries consisted of one commercial bank, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 2000 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. In accordance with the transition provisions of SFAS No. 133, the Corporation recorded a net-of-tax cumulative-effect-type transaction loss of $273 to recognize excess of carrying value over the fair value of all interest rate caps.

During 2000, the Corporation began a program to reduce the potential impact of changing interest rates on its costs to acquire liabilities that fund investments through interest rate contracts, including interest rate caps (caps) and covered call option contracts.

Premiums paid for caps are recorded on the balance sheet at market value with valuation changes recorded as operating income or expense. Interest expense is reduced on a current basis as amounts are earned from counterparties when the index rate exceeds the rate contractually specified in the cap agreements. At March 31, 2001 and December 31, 2000, the notional value of the interest rate caps was $200,000. The caps are indexed to LIBOR with contract strike prices of 7% and mature prior to 2003. The caps had a carrying value of $14 and $527 at March 31, 2001 and December 31, 2000, respectively.

NOTE 2.  BUSINESS COMBINATIONS

On January 31, 2001, the Corporation issued 1,499,967 shares of common stock, valued at $30,090, in exchange for all of the outstanding shares of Webster Bancorp, Inc., parent company for West Kentucky Bank, headquartered in Madisonville, Kentucky. At December 31, 2000, West Kentucky Bank had total assets and shareholders' equity of $293,906 and $19,749, respectively. Goodwill from the acquisition of approximately $11,264 is being amortized on a straight-line basis over 25 years. The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward. Pro forma disclosures of the effects of this acquisition have not been presented as the amounts involved in this transaction were not material to the Corporation's financial results.

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

NOTE 3.  EARNINGS PER SHARE

The calculation of earnings per share as of March 31 is summarized as follows:

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       2001            2000
------------------------------------------------------------------------------
Net income                                          $     6,857    $     7,882
Weighted average shares outstanding:
  Basic                                              16,863,713     17,492,103
  Diluted                                            16,893,813     17,533,665

Earnings per share-Basic                            $      0.41    $      0.45
  Effect of stock options                                     -              -
------------------------------------------------------------------------------
Earnings per share-Diluted                          $      0.41    $      0.45
==============================================================================

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

The Corporation has guaranteed the debt of subsidiaries totaling $16,588. At March 31, 2001, the Corporation was not in compliance with a financial covenant requiring that the Corporation maintain, on a consolidated basis, a return on average assets ratio in excess of 1.00%. The Corporation intends to seek a waiver of this covenant and/or use additional sources of cash and/or debt financing to refinance the debt if a waiver cannot be obtained.

In the normal course of business, there are various other outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The following table reflects commitments and contingent liabilities not reflected in the financial statements:

                                       March 31, 2001      December 31, 2000
----------------------------------------------------------------------------
Standby letters of credit                $    20,598          $    11,243
Commitments to extend credit                 302,430              269,149

NOTE 5. SEGMENT INFORMATION

The Corporation operates only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial lending; letters of credit; and complete personal and corporate trust services. The Corporation evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.


For the three months ended March 31, 2001:                    Banking         Other      Eliminations       Total
--------------------------------------------------------------------------------------------------------------------
Interest income                                             $    59,040    $     1,097    $      (910)   $    59,227
Interest expense                                                 35,812          2,145           (909)        37,048
--------------------------------------------------------------------------------------------------------------------
Net interest income                                              23,228         (1,048)            (1)        22,179
Provision for loan losses                                         1,695              -              -          1,695
Other income                                                      7,567          7,641         (7,645)         7,563
Other expense                                                    17,989            127              -         18,116
--------------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect of
   accounting change                                        $    11,111    $     6,466    $    (7,646)   $     9,931
====================================================================================================================

Other segment information:
Segment assets                                              $ 3,354,863    $   361,912    $  (345,860)   $ 3,370,915

For the three months ended March 31, 2000:                    Banking         Other      Eliminations       Total
--------------------------------------------------------------------------------------------------------------------
Interest income                                             $    42,832    $     1,281    $    (1,847)   $    42,266
Interest expense                                                 20,317          1,815         (1,847)        20,285
--------------------------------------------------------------------------------------------------------------------
Net interest income                                              22,515           (534)             -         21,981
Provision for loan losses                                         1,047              3              -          1,050
Other income                                                      5,547         11,820        (11,957)         5,410
Other expense                                                    14,132          3,977         (3,277)        14,832
--------------------------------------------------------------------------------------------------------------------
Income before taxes                                         $    12,883    $     7,306    $    (8,680)   $    11,509
====================================================================================================================

Other segment information:
Segment assets                                              $ 2,319,166    $   325,249    $  (354,386)   $ 2,290,029


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                      (In thousands, except for share data)

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

OVERVIEW

Net income for the quarter ended March 31, 2001 was $6,857 compared to $7,882 in the first quarter of 2000. Earnings per share, on a diluted basis were $0.41 for the first quarter of 2001 compared to $0.45 in 2000. Effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with the transition provisions of SFAS No. 133, the Corporation recorded a cumulative-effect-type transaction loss, net of tax, of $273, or $.01 per diluted share, to recognize excess of carrying value over the fair value of all interest rate caps. Excluding the cumulative effect of accounting change, net income was $7,130, or $.42 per diluted share, for the quarter ended March 31, 2001.

The results for the first three months of 2001 include the results of the November 2000 purchase of branches in Bowling Green/Franklin, Kentucky and the January 31, 2001 purchase of Webster Bancorp, Inc. Net interest income increased $198, or 1%, over the first three months of 2000. Growth in average earning assets of $983,277, or 47.5%, was offset by a decline in the net interest margin to 3.09% for the first quarter of 2001 from 4.56% for the first quarter of 2000. Non-interest income increased $2,153, or 39.8%, from the first quarter of 2000 while non-interest expenses increased $3,284, or 22.1%, for the same period.

Annualized returns on average assets and equity for the first quarter of 2001 was .85% and 12.17%, respectively, compared with 1.43% and 13.98% in the same period of 2000.

NET INTEREST INCOME

Net interest income was $22,179 for the three months ended March 31, 2001 compared with $21,981 for the same period in 2000. The growth in earning assets of 47.5% in the first quarter of 2001 compared to the same period one year ago was offset by a decline in the net interest margin resulting in the minor increase in net interest income.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis (FTE) by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margin was 3.09% and 4.56%, respectively, for the three months ended March 31, 2001 and 2000. Average earning assets for the three months ended March 31, 2001 increased to $3,052,574 from $2,069,297 for the same period in 2000. The increase was due in part to the acquisitions of Webster Bancorp and the AmSouth branches and a leverage program initiated by the Corporation during 2000. Average loans increased $71,123 to $1,774,279 for the first quarter of 2001 compared to 2000 and represented 58.1% of earning assets compared to 82.3% in 2000. The Webster Bancorp acquisition accounted for approximately $106,000 of this increase. Average investment securities increased $687,652 during the first three months of 2001 compared to 2000 and represented 34.1% and 17.0% of earning assets for similar periods of 2001 and 2000, respectively. This shift in earning asset mix is primarily the result of various investment alternatives initiated during 2000 to better employ capital and enhance revenues while maintaining conservative interest rate and credit risk exposure.

Net Interest Margin Analysis

                                                           Three Months Ended
                                                 -----------------------------------------
                                                 March 31,     December 31,      March 31,
                                                   2001            2000            2000
Yields (FTE)
   Loans                                           8.79 %          8.98 %          8.73 %
   Securities                                      7.22            7.68            7.49
   Other earning assets                            5.66            6.63            5.28
                                                 -----------------------------------------
     Total earning assets                          8.01            8.60            8.50

Cost of funds
   Interest bearing deposits                       4.92            4.54            4.32
   Other interest bearing liabilities              6.17            6.41            6.26
     Total interest bearing liabilities            5.32            5.05            4.60
                                                 -----------------------------------------
     Total interest expense to earning assets      4.92            4.45            3.94
                                                 -----------------------------------------
Net interest margin                                3.09 %          4.15 %          4.56 %
                                                 =========================================


During the first three months of 2001, the prime lending rate decreased by 150 basis points. This rate change combined with loan pre-payments resulted in yields on loans and securities falling from the fourth quarter which reduced the yield on earning assets by 59 basis points. The Corporation reduced interest rates on deposit products as local market conditions allowed, which was at a pace slower than that on loan products. This resulted in the cost of interest bearing deposits increasing by 38 basis points during the quarter to 4.92%. The cost of borrowings, predominately Federal Home Loan Bank advances, decreased by 24 basis points to 6.17% during the quarter.

NON-INTEREST INCOME

During the first three months of 2001, non-interest income was $7,563 compared to $5,410 in 2000. Securities transactions resulted in gains of $1,997 in the first quarter of 2001 compared with losses of $37 in the same period of 2000. In addition, a gain of $1,808 from the sale of mortgage servicing was recorded in the first quarter of 2000. Excluding these gains, non-interest income for the three months ended March 31, 2001 totaled $5,566, an increase of $1,927 compared to the same period of 2000.


Non-Interest Income
-----------------------------------------------------------------------------
                                        Three Months Ended
                                              March 31,
                                    --------------------------     Increase
                                        2001           2000       (Decrease)

Trust income                        $       575    $       544    $        31
Service charges on deposit accounts       2,157          1,784            373
Other service charges and fees            1,075          1,107            (32)
Securities gains (losses)                 1,997            (37)         2,034
Other                                     1,759          2,012           (253)
-----------------------------------------------------------------------------
     Total non-interest income      $     7,563    $     5,410    $     2,153
=============================================================================

Service charges on deposit accounts increased $373 or 20.9% due to an increased number of deposit accounts, higher activity fees and new fee sources combined with improved efforts to collect a greater percentage of assessed fees. Other non-interest revenues, excluding the gain from the sale of mortgage servicing, increased $1,555 during the quarter ended March 31, 2001 from the comparable period of 2000. During the first three months of 2001, the Corporation earned $846 from net securities trading account gains, $392 from the expiration of interest rate option contracts and $379 from the corporate-owned life insurance program.



NON-INTEREST EXPENSE
Non-Interest Expense
-----------------------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                2001           2000        Increase

Salaries, wages and other employee benefits                 $     9,072    $     7,852    $     1,220
Furniture and equipment expense                                   1,120            974            146
Professional fees                                                 1,070            858            212
Occupancy expense                                                 1,137            904            233
Amortization of intangible assets                                 1,073            890            183
Communication and transportation                                  1,106            628            478
Processing                                                          828            598            230
Other                                                             2,710          2,128            582
-----------------------------------------------------------------------------------------------------
     Total non-interest expense                             $    18,116    $    14,832    $     3,284
-----------------------------------------------------------------------------------------------------

Non-interest expense increased $3,284 or 22.1% in the first quarter of 2001 compared to the first quarter of 2000. Salaries and employee benefits increased $1,220 or 15.5% for the three-month period in 2001 compared to 2000. The branch purchase and Webster Bancorp acquisition accounted for $933 of this increase. The remaining increase is generally due to normal salary increases and related expenses associated with increased business activities. Equipment and occupancy expenses increased 15.0% and 25.8%, respectively, during the first quarter of 2001 primarily due to the additional banking offices being operated by the Corporation. Professional fees, communication and transportation expenses and processing expenses increased during the first quarter of 2001 compared to a year ago due to the conversion of Webster Bancorp to the Corporation's operating systems and increased levels of business activities. Amortization of intangible assets increased $183 during the first three months of 2001 compared to 2000 as the AmSouth branch purchase and Webster Bancorp acquisition were accounted for using the purchase method of accounting.

INCOME TAX EXPENSE

Income tax expense was $2,801 for the quarter ended March 31, 2001 compared with $3,627 for the same period in 2000. The effective tax rates were 28.2% and 31.5% for the quarters ended March 31, 2001 and 2000, respectively. The decline in the effective rate is attributable to an increase in income from tax exempt or tax-preferred sources, including corporate-owned life insurance and dividends on preferred equity securities. Investments in corporate-owned life insurance policies on certain officers generated $343 of additional income during the first three months of 2001 compared to the same period one year ago. Dividend income on preferred equity securities, of which 70% of the income is excluded from taxation, increased $228 during the first quarter of 2001 compared to the same period of 2000.

FINANCIAL POSITION

Total assets at March 31, 2001 were $3,370,915, an increase of $302,097 compared to $3,068,818 at December 31, 2000. Webster Bancorp added approximately $291,000 in assets at January 31, 2001. Total assets were $2,290,029 at March 31, 2000.

SECURITIES

Total investment securities comprised 32.4% of earning assets at March 31, 2001 compared to 35.0% at December 31, 2000 and 20.2% at March 31, 2000. They represent the second largest earning asset component after loans. Securities increased $590,120 to $1,021,454 at March 31, 2001 from one year prior as the Corporation pursued various investment alternatives to employ capital more effectively and enhance revenues while maintaining conservative interest rate and credit risk exposure. The portfolio shifted toward investments in mortgage-backed securities, as these generally yield 70-100 basis points more than comparable U.S. Treasury securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of declining interest rates as some of the underlying mortgages are refinanced at lower rates. Mortgage-backed securities represented 56.8% of the investment portfolio at March 31, 2001 as compared to 59.1% and 32.6% at December 31, 2000 and March 31, 2000, respectively.

Amortized cost and the fair values of securities available for sale at March 31, 2001 are as follows:

                                                     Gross        Gross
                                       Amortized   Unrealized   Unrealized      Fair
                                         Cost        Gains        Losses        Value
----------------------------------------------------------------------------------------
U.S. Government agencies              $  184,014   $    1,148    $      68    $  185,094
Mortgage-backed securities               570,113        9,830           23       579,920
States & political subdivisions          146,006        4,541          139       150,408
Other securities                         105,370        1,034          372       106,032
----------------------------------------------------------------------------------------
     Total available for sale         $1,005,503   $   16,553    $     602    $1,021,454
========================================================================================

LOANS

Total loans at March 31, 2001, were $1,815,866 compared to $1,689,290 at December 31, 2000, reflecting an increase of $126,576 or 7.5%. The Webster Bancorp acquisition added approximately $164,000 in loans during the first quarter of 2001. Excluding the loans from the Webster Bancorp acquisition, loans at March 31, 2001 decreased $37,390 or 2.2% compared to December 31, 2000.

ASSET QUALITY

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

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
                                                        Three Months Ended
                                                             March 31,
                                                        2001          2000
------------------------------------------------------------------------------
Beginning Balance                                   $    25,264    $    25,155
Allowance of subsidiaries at acquisition date             4,018              -
Loans charged off                                        (2,401)        (1,245)
Recoveries                                                  428            446
Provision for loan losses                                 1,695          1,050
------------------------------------------------------------------------------
Ending Balance                                      $    29,004    $    25,406
==============================================================================

Percent of total loans                                     1.60%          1.50%
==============================================================================
Annualized % of average loans:
  Net charge-offs                                          0.45%          0.19%
  Provision for loan losses                                0.38%          0.25%

The allowance for loan losses was $29,004 at March 31, 2001, representing 1.60% of total loans compared with $25,264 and $25,406 at December 31, 2000 and March 31, 2000, respectively, which represented 1.50% of total loans. Annualized net charge-offs to average loans was .45% during the first three months of 2001 compared to .19% for the same period of 2000. The allowance for loan losses to non-performing loans was 74.45% at March 31, 2001 compared to 68.28% at December 31, 2000 and 72.60% at March 31, 2000.

Listed below is a comparison of non-performing assets.

                                      March 31,     December 31,    March 31,
                                        2001            2000          2000
------------------------------------------------------------------------------
Nonaccrual loans                     $    35,195    $    33,079    $    31,224
Restructured loans                           158            160          1,260
90 days or more past due loans             3,606          3,760          2,512
------------------------------------------------------------------------------
  Total non-performing loans              38,959         36,999         34,996
Other real estate owned                    2,080          1,522          1,075
------------------------------------------------------------------------------
     Total non-performing assets     $    41,039    $    38,521    $    36,071
==============================================================================

As of March 31, 2001 total non-performing assets increased $2,518 from December 31, 2000. The acquisition of Webster Bancorp resulted in approximately $2,100 of this increase. Nonaccrual, restructured and 90 days or more past due loans were 2.15%, 2.19% and 2.06% of total loans at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

DEPOSITS

Total deposits were $2,228,436 at March 31, 2001, compared to $1,871,036 and $1,693,243 at December 31, 2000 and March 31, 2000, respectively. Total non-interest-bearing deposits decreased $14,935 or 7.5% and interest-bearing deposits increased $372,335 from December 31, 2000. Approximately $248,000 of deposits were acquired from Webster Bancorp, of which $12,000 were non-interest-bearing and $236,000 were interest-bearing.

SHORT-TERM AND OTHER BORROWINGS

Short-term and other borrowings, which consist, principally, of federal funds purchased, repurchase agreements and Federal Home Loan Bank advances, were $833,864 at March 31, 2001 compared to $924,239 at December 31, 2000. With the increase in deposits, the Corporation reduced its funding through repurchase agreements and advances from the Federal Home Loan Bank.

SHAREHOLDERS' EQUITY

The Corporation and its subsidiary bank have capital ratios which substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.

                                        Minimum
                                      Requirements    March 31, 2001    December 31, 2000    March 31, 2000
-----------------------------------------------------------------------------------------------------------
Tier 1 capital to risk-based assets       4.00%            9.58%             9.33%             13.83%

Total capital to risk-based assets        8.00%           10.83%            10.58%             15.08%

Tangible equity to tangible assets        3.00%            6.41%             6.44%             10.50%


LIQUIDITY AND CAPITAL RESOURCES

The Corporation and its banking subsidiary require sufficient liquidity to make new loans, to accommodate possible outflows of deposits, to repay borrowings at maturity, and to take advantage of attractive investment opportunities. Primary sources of liquidity have been federal funds sold and securities available for sale. Liquidity is also available through federal funds purchased, repurchase agreements, Federal Home Loan Bank advances and brokered deposits. The Corporation and its subsidiaries have adequate liquidity to meet their operating needs.

Integra Bank Corporation (parent company) obtains liquidity from the receipt of dividends and fees from its subsidiary bank, money market deposits and available for sale securities. As a supplemental source of liquidity the Corporation entered into a $50,000 line of credit agreement with a group of lenders which matures on June 29, 2001. The Corporation plans to draw on this line as required for general corporate purposes including possible acquisitions. Management believes that the parent company has sufficient liquidity to meet its cash needs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposure during the quarter that effected the quantitative and qualitative disclosures presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 12, 2001, and on March 19, 2001, the Corporation issued 8,000 shares of common stock (16,000 shares in total) to two new employees of the Company. The shares of common stock are subject to forfeiture unless the employee remains in employment of the Corporation. These restrictions lapse ratably over a three-year period, commencing one year from the date of issue. No cash consideration was received by the Corporation with respect to the issuance. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.   DEFAULTS UPON SENIOR SECURITIES            Not Applicable

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2001, the Corporation held its Annual Meeting of Shareholders. There were 17,380,036 shares outstanding on the February 22, 2001 record date.

The following directors received votes as noted and were elected to terms to expire in 2004:

          ---------------------------------------------------------------------
                                     Affirmative     Negative        Abstain &
                                                                    Broker Non-
                                                                      Votes
          ---------------------------------------------------------------------
          Dr. H. Ray Hoops           12,468,835       412,083         6,547
          ---------------------------------------------------------------------
          Ronald G. Reherman         12,480,161       400,757         6,547
          ---------------------------------------------------------------------
          Robert W. Swan             12,463,272       417,646         6,547
          ---------------------------------------------------------------------
          Robert D. Vance            12,813,612        67,306         6,547
          ---------------------------------------------------------------------

Continuing directors and the date of the expiration of their term in office are as follows:

          ---------------------------------------------------------------------
                2002                                    2003
          ---------------------------------------------------------------------
          Janice L. Beesley                      Ben L. Cundiff
          ---------------------------------------------------------------------
          Donald G. Harris                       Susanne R. Emge
          ---------------------------------------------------------------------
          George D. Martin                       Laurence R. Steenberg
          ---------------------------------------------------------------------
          Richard F. Welp                        Michael T. Vea
          ---------------------------------------------------------------------

Additionally, shareholders voted upon the appointment of Pricewaterhouse Coopers LLP as the Corporation's auditors for 2001. The following represents the results of the approved appointment:

          ---------------------------------------------------------------------
                  Affirmative               Negative             Abstain
          ---------------------------------------------------------------------
                  12,757,202                 18,945              111,317
          ---------------------------------------------------------------------


Item 5.   OTHER INFORMATION                          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K           Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INTEGRA BANK CORPORATION

                                      By  /s/ James E.  Adams
                                          ----------------------------
                                          Executive Vice President and
                                          Chief Financial Officer
                                          May 10, 2001