Form 10-Q
period 2001-09-30
INTEGRA BANK CORP
filed 2001-11-14
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from         to           .
                                                         --------  -------------
Commission file number:  0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

               INDIANA                                  35-1632155
   (State or other jurisdiction of                    (IRS Employee
    incorporation or organization)                  Identification No.)

   PO BOX 868, EVANSVILLE, INDIANA                      47705-0868
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                            OUTSTANDING AT NOVEMBER 1, 2001
  (Common stock, $1.00 Stated Value)                     17,239,299

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                         PAGE
                                                                          NO.
Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial position-
         September 30, 2001, December 31, 2000, and September 30, 2000     3

         Condensed consolidated statements of income-
         Three months and nine months ended September 30, 2001 and 2000    4

         Condensed consolidated statements of comprehensive income-
         Three months and nine months ended September 30, 2001 and 2000    6

         Condensed consolidated statements of cash flows-
         Nine months ended September 30, 2001 and 2000                     7

         Notes to condensed consolidated financial statements              9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Item 2.  Changes In Securities and Use of Proceeds                        19

Item 3.  Defaults Upon Senior Securities                                  19

Item 4.  Submissions of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                                19

Item 6.  Exhibits  and Reports on Form 8-K                                19

Signatures                                                                19

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (In thousands, except for share data)


                                                             September 30,  December 31,  September 30,
                                                                 2001          2000          2000
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                      $    75,300    $    73,934    $    66,097
Federal funds sold and other short-term investments              376,384        164,329          9,978
-------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                               451,684        238,263         76,075
Securities available for sale                                    954,751        997,494        873,231
Loans, net of unearned income                                  1,717,995      1,689,290      1,646,586
Less:  Allowance for loan losses                                 (26,619)       (25,264)       (24,494)
-------------------------------------------------------------------------------------------------------
   Net loans                                                   1,691,376      1,664,026      1,622,092
Premises and equipment                                            51,730         49,390         45,748
Intangible assets                                                 62,912         55,012         33,836
Other assets                                                      65,101         64,633         58,680
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 3,277,554    $ 3,068,818    $ 2,709,662
=======================================================================================================

LIABILITIES
Deposits:
   Non-interest-bearing demand                               $   193,616    $   199,226    $   171,316
   Interest-bearing:
      Savings, interest checking and money market accounts       706,805        609,144        542,427
      Time deposits of $100,000 or more                          305,990        345,367        312,867
      Other interest-bearing                                     813,381        717,299        633,375
-------------------------------------------------------------------------------------------------------
   Total deposits                                              2,019,792      1,871,036      1,659,985
Short-term borrowings                                            350,678        383,735        343,102
Other borrowings                                                 574,262        540,504        409,011
Guaranteed preferred beneficial interests
   in the Corporation's subordinated debentures                   52,500         34,500         34,500
Other liabilities                                                 31,918         33,526         25,793
-------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                           3,029,150      2,863,301      2,472,391
-------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities                                 -              -              -

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
   None outstanding
Common stock - $1.00 stated value:
   Shares authorized - 29,000,000
   Shares outstanding - 17,239,299, 15,880,999 and
      17,300,334, respectively                                    17,239         15,881         17,300
Capital surplus                                                  124,604         99,497        133,867
Retained earnings                                                 95,085         86,990         83,032
Unearned compensation                                               (300)             -              -
Accumulated other comprehensive income                            11,776          3,149          3,072
-------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                    248,404        205,517        237,271
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 3,277,554    $ 3,068,818    $ 2,709,662
=======================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except for share data)

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,
---------------------------------------------------------------------------------------------------------
                                                              2001       2000        2001       2000
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                               $  35,259   $  37,056   $ 110,725    $ 110,871
     Tax-exempt                                                  395         320       1,288          945
Interest and dividends on securities:
     Taxable                                                  11,396      11,305      40,171       21,156
     Tax-exempt                                                1,848       1,791       5,588        6,302
Interest on federal funds sold and other investments           4,057         333      11,638          729
---------------------------------------------------------------------------------------------------------
     Total interest income                                    52,955      50,805     169,410      140,003

INTEREST EXPENSE
Interest on deposits                                          19,315      17,266      65,273       49,858
Interest on short-term borrowings                              3,390       4,339      10,231        7,360
Interest on other borrowings                                  10,540       6,292      30,433       14,734
---------------------------------------------------------------------------------------------------------
     Total interest expense                                   33,245      27,897     105,937       71,952

NET INTEREST INCOME                                           19,710      22,908      63,473       68,051
Provision for loan losses                                      1,695       1,050       5,085        2,963
---------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses      18,015      21,858      58,388       65,088
---------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Trust income                                                     639         608       1,791        1,716
Service charges on deposit accounts                            2,286       2,030       6,817        5,784
Other service charges and fees                                 1,440         971       3,712        3,086
Net securities gains                                           2,279         467       7,680          976
Other                                                          1,706         609       5,826        2,748
---------------------------------------------------------------------------------------------------------
     Total non-interest income                                 8,350       4,685      25,826       14,310

NON-INTEREST EXPENSE
Salaries and benefits                                          9,460       7,850      27,766       23,340
Occupancy expense                                              1,281         890       3,535        2,702
Equipment expense                                              1,141       1,121       3,432        3,117
Amortization of intangible assets                              1,191         849       3,458        2,589
Other                                                          5,897       5,548      17,392       14,455
---------------------------------------------------------------------------------------------------------
     Total non-interest expense                               18,970      16,258      55,583       46,203
---------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
accounting change                                              7,395      10,285      28,631       33,195
Income taxes                                                   1,960       3,265       7,983       10,495
---------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change           5,435       7,020      20,648       22,700
Cumulative effect of accounting change, net of tax                 -           -        (273)           -
NET INCOME                                                 $   5,435   $   7,020   $  20,375    $  22,700
=========================================================================================================



Unaudited Condensed Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                      (In thousands, except for share data)


                                                                      Three Months Ended          Nine Months Ended
                                                                        September 30,               September 30,
------------------------------------------------------------------------------------------------------------------------
                                                                    2001              2000        2001         2000
------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic:
          Income before cumulative effect of accounting change   $      0.31    $      0.40   $      1.19    $      1.30
          Cumulative effect of accounting change, net of tax            -              -            (0.01)          -
------------------------------------------------------------------------------------------------------------------------
          Net Income                                             $      0.31    $      0.40   $      1.18    $      1.30
========================================================================================================================

     Diluted:
          Income before cumulative effect of accounting change   $      0.31    $      0.40   $      1.19    $      1.30
          Cumulative effect of accounting change, net of tax            -              -            (0.01)          -
------------------------------------------------------------------------------------------------------------------------
          Net Income                                             $      0.31    $      0.40   $      1.18    $      1.30
========================================================================================================================

Weighted average shares outstanding:
     Basic                                                        17,320,116     17,367,975    17,184,352     17,424,223
     Diluted                                                      17,360,303     17,373,085    17,212,120     17,441,447



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
--------------------------------------------------------------------------------------------
                                                  2001        2000      2001         2000
--------------------------------------------------------------------------------------------
Net income                                      $  5,435    $  7,020   $ 20,375    $ 22,700

Other comprehensive income, net of tax:
Unrealized gains on securities:
  Unrealized gain arising in period                7,422       5,771     14,315       4,603
  Reclassification of realized amounts            (1,355)        108     (4,568)        311
--------------------------------------------------------------------------------------------

  Net unrealized gain                              6,067       5,879      9,747       4,914
--------------------------------------------------------------------------------------------
Net change on derivatives hedging variability
  of cash flows                                   (1,120)          -     (1,120)          -
--------------------------------------------------------------------------------------------
Comprehensive income                            $ 10,382    $ 12,899   $ 29,002    $ 27,614
============================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2001           2000
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    20,375    $    22,700
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Federal Home Loan Bank stock dividends                             (215)          (214)
  Amortization and depreciation                                    10,009          5,945
  Provision for loan losses                                         5,085          2,963
  Net securities gains                                             (7,680)          (976)
  (Gain) loss on sale of premises and equipment                        52            (26)
  Loss on sale of other real estate owned                              68             60
  Loss on low-income housing investments                              518             14
  Amortization of unearned stock compensation                          68              -
  (Increase) decrease in other assets                               4,814        (20,485)
  Increase (decrease) in other liabilities                        (11,862)         2,639
----------------------------------------------------------------------------------------
    Net cash flows provided by operating activities                21,232         12,620
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale         684,767         49,959
Proceeds from sales of securities available for sale              936,455        152,372
Purchase of securities available for sale                      (1,457,211)      (734,522)
Decrease in loans made to customers                               124,591         50,471
Purchase of premises and equipment                                 (5,187)        (4,256)
Proceeds from sale of premises and equipment                        2,978          1,235
Proceeds from sale of other real estate owned                       1,512          1,679
Net cash and cash equivalents from acquisition                     22,769              -
----------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities       310,674       (483,062)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                          (99,197)       (34,677)
Net proceeds (payments) on short-term borrowings                  (43,833)       253,113
Proceeds from other borrowings                                     78,247        390,170
Repayment of other borrowings                                     (37,623)      (119,530)
Dividends paid                                                    (12,087)       (10,998)
Repurchase of common stock                                         (4,306)        (6,107)
Proceeds from exercise of stock options                               314            863
----------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities      (118,485)       472,834
----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         213,421          2,392
----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  238,263         73,683
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $   451,684    $    76,075
========================================================================================


Unaudited Condensed Consolidated Statements of Cash Flows are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)


                                                                               September 30,
                                                                             2001        2000
-------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized loss on securities available for sale   $  16,388    $   8,012
Change in deferred taxes attributable to securities available for sale        (5,724)       3,098
Other real estate acquired in settlement of loans                              2,921        1,662

Purchase of subsidiaries:
-------------------------------------------------------------------------------------------------
Assets acquired:
     Securities                                                            $  99,991
     Loans                                                                   159,948
     Premises and equipment                                                    3,368
     Other assets                                                              5,170
Liabilities assumed:
     Deposits                                                               (247,953)
     Short-term borrowings                                                   (10,776)
     Other borrowings                                                        (11,134)
     Other liabilities                                                        (2,557)
Shareholders Equity                                                          (18,826)
-------------------------------------------------------------------------------------------------
       Net cash and cash equivalents from acquisition                      $  22,769
=================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except for share data)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Corporation"). At September 30, 2001, the Corporation's subsidiaries consisted of a commercial bank, a property management company, and two Delaware statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. In accordance with the transition provisions of SFAS 133, the Corporation recorded a net-of-tax cumulative-effect-type transaction loss of $273 to recognize excess of carrying value over the fair value of all interest rate caps.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement supersedes SFAS 125, although it retains most of SFAS 125's provisions without modification. SFAS 140 is effective for transactions occurring after March 31, 2001 and did not have a material effect on the Corporation's results of operations, financial position or liquidity. Disclosure regarding securitizations is effective for all fiscal years ending after December 15, 2000.

BUSINESS COMBINATIONS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Corporation will apply the provisions of SFAS 141 to any future business combinations.

GOODWILL AND OTHER INTANGIBLE ASSETS

In addition, the FASB issued SFAS No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 is effective for the Corporation beginning on January 1, 2002. Upon adoption, the Corporation will be required to perform a transitional impairment test under SFAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management has not yet performed a transitional impairment test under SFAS 142 and accordingly cannot estimate the impact of the adoption of SFAS 142 as of January 1, 2002.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in October 2001. The statement, which supersedes and amends a number of existing standards, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS 121. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Corporation's financial condition, results of operations or cash flows.

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

NOTE 3.  EARNINGS PER SHARE

The calculation of earnings per share as of September 30 is summarized as follows with dollars in thousands except per share data:

                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                       -------------------------   --------------------------
                                          2001           2000          2001          2000
---------------------------------------------------------------------------------------------
Net income                             $     5,435   $     7,020   $    20,375    $    22,700
Weighted average shares outstanding:
  Basic                                 17,320,116    17,367,975    17,184,352     17,424,223
  Diluted                               17,360,303    17,373,085    17,212,120     17,441,447

Earnings per share-Basic               $      0.31   $      0.40   $      1.19    $      1.30
  Effect of stock options                        -             -         (0.01)          -
---------------------------------------------------------------------------------------------
Earnings per share-Diluted             $      0.31   $      0.40   $      1.18    $      1.30
---------------------------------------------------------------------------------------------

NOTE 4. SECURITIES

At September 30, 2001 and December 31, 2000, the carrying value of securities pledged to secure public deposits, trust funds and short-term borrowings was $112,896 and $586,196, respectively. Of the amount pledged by the Corporation at September 30, 2001 and December 31, 2000, $0 and $157,840, respectively, represents encumbered securities for which the secured party has the right to sell or repledge.

NOTE 5. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S SUBORDINATED DEBENTURES

During July 2001, the Corporation issued $18 million of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, IBNK Capital Trust II. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semi-annually. The issue will mature in 30 years. Costs associated with the issuance of the securities totaling $581 were capitalized and are being amortized through the maturity date of the securities.

The Corporation had previously issued, through another subsidiary, $34.5 million of 8.25% Cumulative Trust Preferred Securities which mature on March 31,2028.

The obligation of the Corporation with respect to both issues of trust preferred securities represent a full and unconditional guarantee of the subsidiaries' obligations.

NOTE 6. SHAREHOLDERS' EQUITY

On July 18, 2001, the Corporation announced it has adopted a Shareholder Rights Plan. Under the Plan, rights were distributed at the rate of one right for each share held by shareholders of record as of the close of business on July 30, 2001. Initially, each right will entitle shareholders to buy one one-hundredth of a share of preferred stock at a purchase price of $75.00.

The rights generally will be exercisable only if a person or group acquires 15% or more of the Corporation's common stock or commences a tender or exchange offer which, upon consummation, would result in a person or group owning 15% or more of the Corporation's common stock. In such event, each right not owned by such person or group will entitle its holder to purchase at the then current purchase price, shares of common stock (or their equivalent) having a value of twice the purchase price. Under certain circumstances, the rights are exchangeable for shares or are redeemable at a price of one cent per right. The rights will expire on July 18, 2011.

The Corporation announced on July 18, 2001 that it has approved a stock buy-back program to purchase through July 18, 2002, up to 5% of the outstanding shares of the Corporation's common stock. The shares of common stock purchased will be used to fund future stock dividends, awards under stock-based compensation programs and other corporate uses. During the third quarter of 2001, the Corporation repurchased 166,070 shares at an aggregate cost of $4,066.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

The Corporation has a $50,000 line of credit agreement with a group of lenders. At September 30, 2001 the Corporation was not in compliance with a financial covenant contained in the line of credit agreement requiring that the Corporation maintain an allowance to non-performing assets of not less than 75%. The outstanding balance of the line of credit at September 30, 2001 was $22,000. The Corporation also has guaranteed debt of subsidiaries which totaled $15,532 at September 30, 2001. On the same date, the Corporation was not in compliance with financial covenants contained in the agreements for the guaranteed subsidiary debt which required that the Corporation maintain, on a consolidated business, a return on average assets ratio in excess of 1.00%, an allowance for loan losses to non-performing assets in excess of 100% and a leverage capital ratio in excess of 8%. The Corporation received waivers of the above referenced debt covenants dated November 14, 2001 from its lenders.

In the normal course of business, there are various other outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The following table reflects commitments and contingent liabilities not reflected in the financial statements:

                              September 30, 2001  December 31, 2000   September 30, 2000
----------------------------------------------------------------------------------------
Standby letters of credit            $    33,358        $    11,243          $    15,162
Commitments to extend credit             325,335            269,149              267,154

NOTE 8. INTEREST RATE CONTRACTS

At September 30, 2001, the notional value of interest rate swaps was $75,000. These contracts require the Corporation to pay a fixed rate of interest ranging from 4.56% to 4.915% and receive a variable rate based upon 1 month LIBOR. The agreements terminate on or before September 10, 2004. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows are reported in Other Comprehensive Income. Should the identified cash flow relationship no longer qualify for hedge treatment, gains or losses would be recorded in current earnings.

At September 30, 2001 and December 31, 2000, the notional value of the interest rate caps was $175,000 and $200,000, respectively. The caps are indexed to LIBOR with contract strike prices of 7% and mature prior to 2003. The caps had a carrying value of $0 and $527 at September 30, 2001 and December 31, 2000, respectively. Premiums paid for caps are recorded on the balance sheet at market value with valuation changes recorded as operating income or expense. Interest expense is reduced on a current basis as amounts are earned from counterparties when the index rate exceeds the rate contractually specified in the cap agreements.

NOTE 9. SEGMENT INFORMATION

The Corporation operates one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial lending; letters of credit; and complete personal and corporate trust services. The Corporation evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.


Nine months ended September 30, 2001                               Banking     Other     Eliminations     Total
------------------------------------------------------------------------------------------------------------------
Interest income                                                  $  169,066   $  3,422    $ (3,078)    $  169,410
Interest expense                                                    102,297      6,717      (3,077)       105,937
------------------------------------------------------------------------------------------------------------------
Net interest income                                                  66,769     (3,295)         (1)        63,473
Provision for loan losses                                             5,085          -           -          5,085
Other income                                                         25,870     22,928     (22,972)        25,826
Other expense                                                        54,990        638         (45)        55,583
------------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative
  effect of accounting change                                    $   32,564   $ 18,995    $(22,928)    $   28,631

Other segment information:
   Segment assets at September 30, 2001                          $3,269,069   $394,410    $(385,925)   $3,277,554
=================================================================================================================

Nine months ended September 30, 2000                               Banking     Other     Eliminations     Total
------------------------------------------------------------------------------------------------------------------
Interest income                                                  $  141,724   $  3,414    $  (5,135)   $  140,003
Interest expense                                                     72,071      5,014       (5,133)       71,952
------------------------------------------------------------------------------------------------------------------
Net interest income                                                  69,653     (1,600)          (2)       68,051
Provision for loan losses                                             2,963        -              -         2,963
Other income                                                         14,250     32,075      (32,015)       14,310
Other expense                                                        44,601      8,885       (7,283)       46,203
------------------------------------------------------------------------------------------------------------------
Income before taxes                                              $   36,339   $ 21,590    $ (24,734)   $   33,195
==================================================================================================================
Other segment information:
   Segment assets at September 30, 2000                          $2,698,228   $328,521    $(317,087)   $2,709,662
==================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except for share data)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries as presented in the preceding condensed consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: management's ability to effectively implement the Corporation's strategic plan; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations affecting financial institutions; and competition. The Corporation does not intend to update information in any forward-looking statements it makes.

OVERVIEW

Net income for the nine months ended September 30, 2001 was $20,375 compared to $22,700 for the same period of 2000. Earnings per share, on a diluted basis were $1.18 for the first three quarters of 2001 compared to $1.30 in 2000. Effective January 1, 2001, the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In accordance with the transition provisions of SFAS No. 133, the Corporation recorded a cumulative-effect-type transaction loss, net of tax, of $273, or $.01 per diluted share, to recognize excess of carrying value over the fair value of all interest rate caps. Excluding the cumulative effect of accounting change, net income was $20,648, or $1.19 per diluted share, for the nine months ended September 30, 2001.

Net income for the quarter ended September 30, 2001 was $5,435 compared to $7,020 in the third quarter of 2000. Earnings per share, on a diluted basis were $0.31 for the third quarter of 2001 compared to $0.40 in 2000.

The results for the nine months ended September 30, 2001 include the results of the November 2000 purchase of branches in Bowling Green/Franklin, Kentucky and the January 31, 2001 purchase of Webster Bancorp, Inc. Net interest income decreased $4,578, or 6.7%, compared to the first nine months of 2000. Growth in average earning assets of $853,312, or 38.2%, was offset by a decline in the net interest margin to 2.89% for the first three quarters of 2001 from 4.31% for the first three quarters of 2000. Provision for losses was $5,085 for the nine months ended September 30, 2001 compared to $2,963 for the same period one year ago. Non-interest income increased $11,516, or 80.5%, compared to the first nine months of 2000 while non-interest expenses increased $9,380, or 20.3%, for the same period.

Annualized returns on average assets and equity for the first three quarters of 2001 were 0.82% and 11.40%, respectively, compared with 1.27% and 13.28% in the same period of 2000.

NET INTEREST INCOME

Net interest income was $19,710 for the three months ended September 30, 2001 compared with $22,908 for the same period in 2000. The growth in average earning assets of 28.1% in the third quarter of 2001 compared to the same period one year ago was offset by a decline in the net interest margin resulting in the decrease in net interest income.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis (FTE) by average earning assets and represents a measure of basic earnings on interest-bearing assets held by the Corporation. The annualized net interest margin was 2.68% and 3.99%, respectively, for the three months ended September 30, 2001 and 2000. Average earning assets for the three months ended September 30, 2001 increased to $3,073,714 from $2,399,216 for the same period in 2000. The increase was due in part to the acquisitions of Webster Bancorp and the AmSouth branches and a leverage program initiated by the Corporation during 2000. Average loans increased $88,878 to $1,741,794 for the third quarter of 2001 compared to 2000 and represented 56.7% of earning assets compared to 68.9% in 2000. The Webster Bancorp acquisition accounted for approximately $152,000 of this increase. Average investment securities increased $202,234 during the three months ended September 30, 2001 compared to 2000 and represented 30.0% of earning assets for similar periods of 2001 and 2000.

For the nine months ended September 30, 2001, net interest income was $63,473 compared to $68,051 for the same period in 2000. Earning assets averaged $3,089,732 for the first nine months of 2001 compared to $2,236,420 for the same period one year ago. The net interest margin for the nine months ended September 30, 2001 decreased 142 basis points from 4.31% in 2000 to 2.89% in 2001.


                                                                 Three Months Ended
                                               September 30,   June 30,      March 31,   September 30,
Net Interest Margin Analysis                       2001          2001          2001          2000
------------------------------------------------------------------------------------------------------
Yields (FTE)
   Loans                                           8.15%         8.56%         8.79%         9.09%
   Securities                                      6.08          6.52          7.22          7.81
   Other earning assets                            3.93          4.64          5.66          5.29
------------------------------------------------------------------------------------------------------
     Total earning assets                          6.97          7.46          8.01          8.67

Cost of funds
   Interest bearing deposits                       4.09          4.53          4.92          4.68
   Other interest bearing liabilities              5.72          5.77          6.17          6.43
     Total interest bearing liabilities            4.64          4.91          5.32          5.23
------------------------------------------------------------------------------------------------------
     Total interest expense to earning assets      4.29          4.55          4.92          4.68
------------------------------------------------------------------------------------------------------
Net interest margin                                2.68%         2.92%         3.09%         3.99%
======================================================================================================

During the third quarter of 2001, the prime lending rate decreased by 75 basis points in addition to the 275 basis point decline from the first half of this year. This rate change combined with loan pre-payments resulted in a continued decline in yields on loans and securities. The yield on earning assets during the third quarter of 2001 declined 49 basis points from the second quarter of the year while the cost of funds declined 26 basis points over the same period.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. The Asset/Liability Committee meets regularly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk.

Interest rate risk is evaluated by conducting balance sheet simulations to project net interest income for twelve months forward under different interest-rate scenarios. Each of these scenarios is compared with a base case scenario wherein current market rates and current period balances are held constant for the simulation period. The scenarios include immediate "shocks" to current rates of 200 basis points up and down and a "most-likely" scenario in which current rates are moved according to economic forecasts and management's expectations of changes in administered rates.

Results from the most current income simulation model indicate that the Corporation's net interest income would be negatively affected by 6.7% if interest rates immediately decreased by 200 basis points and would be positively affected by 6.8% by an immediate 200 basis point increase in interest rates. The most likely scenario (Federal Funds rate decreasing 100 basis points over the first quarter of simulation and then remaining flat until the fourth quarter of simulation) produced a .9% increase in net interest income. These are forward-looking statements and actual results could differ.

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2001, was $25,826 compared to $14,310 from the same period in 2000. Securities transactions resulted in gains of $7,680 during the first nine months of 2001 compared with $976 in the same period of 2000. In addition, a gain of $1,808 from the sale of mortgage servicing was recorded in the first quarter of 2000. Excluding these gains, non-interest income for the nine months ended September 30, 2001 totaled $18,146, an increase of $6,620, or 57.4%, compared to the same period of 2000. Non-interest income for the three months ended September 30, 2001 was $8,350 and increased $3,665 from the third quarter of 2000.

Service charges on deposit accounts increased $1,033 or 17.9% during the first nine months of 2001 compared to the same period one year ago due to an increased number of deposit accounts, higher activity fees and new fee sources combined with improved efforts to collect a greater percentage of assessed fees. Service charges on deposit accounts for the third quarter of 2001 were $2,286 compared to $2,374 for the second quarter of 2001 and $2,030 for the third quarter of 2000. Other non-interest revenues, excluding the gain from the sale of mortgage servicing, increased $5,587 during the nine months ended September 30, 2001 from the comparable period of 2000. Gains from sales of mortgage loans totaled

$822 during the first nine months of 2001 compared to net losses of $151 for the same period one year prior due to the strong demand for new and refinanced residential mortgages subsequently sold in the secondary mortgage market. During the first nine months of 2001, the Corporation earned $2,142 from net securities trading account gains, $1,606 from the expiration of interest rate option contracts and $1,193 from the corporate-owned life insurance program.


                                     Nine Months Ended
                                        September 30,     Increase
Non-Interest Income                     2001     2000    (Decrease)
-----------------------------------------------------------------
Service charges on deposit accounts   $ 6,817   $ 5,784   $ 1,033
Trust income                            1,791     1,716        75
Other service charges and fees          3,712     3,086       626
Net securities gains                    7,680       976     6,704
Other                                   5,826     2,748     3,078
-----------------------------------------------------------------
     Total non-interest income        $25,826   $14,310   $11,516
=================================================================


NON-INTEREST EXPENSE

Non-interest expense increased $9,380, or 20.3%, in the first nine months of 2001 compared to the first nine months of 2000. Salaries and employee benefits increased $4,426, or 19.0%, for the nine-month period in 2001 compared to 2000. The branch purchase and Webster Bancorp acquisition accounted for $2,520 of this increase. The remaining increase is generally due to normal salary increases and related expenses associated with increased business activities. Occupancy and equipment expenses increased 30.8% and 10.1%, respectively, during the first nine months of 2001 primarily due to the additional banking offices being operated by the Corporation. Professional fees, primarily legal fees, increased $536 during the first three quarters of 2001 compared to 2000 primarily as a result of collection efforts of the Corporation's non-performing loans. Amortization of intangible assets increased $869 during the nine months ended September 30, 2001 compared to the same period of 2000 as the AmSouth branch purchase and Webster Bancorp acquisition were accounted for using the purchase method of accounting. Communication and transportation expenses and processing expenses increased during the first nine months of 2001 compared to a year ago due to the conversion of Webster Bancorp to the Corporation's operating systems and increased levels of business activities.

                                                Nine Months Ended
                                                  September 30,       Increase
Non-Interest Expense                            2001         2000     (Decrease)
--------------------------------------------------------------------------------
Salaries, wages and other employee benefits   $27,766      $23,340     $ 4,426
Occupancy expense                               3,535        2,702         833
Equipment expense                               3,432        3,117         315
Professional fees                               3,705        3,169         536
Amortization of intangible assets               3,458        2,589         869
Communication and transportation                3,072        2,070       1,002
Processing                                      2,482        1,513         969
Marketing                                       1,651        1,874        (223)
Other                                           6,482        5,829         653
--------------------------------------------------------------------------------
     Total non-interest expense               $55,583      $46,203     $ 9,380
================================================================================

INCOME TAX EXPENSE

Income tax expense was $7,983 for the nine months ended September 30, 2001 compared with $10,495 for the same period in 2000. The effective tax rates were 27.9% and 31.6% for the nine months ended September 30, 2001 and 2000, respectively. The decline in the effective tax rate is attributable to an increase in income from tax exempt or tax-preferred sources, including corporate-owned life insurance and dividends on tax-preferred securities. Investments in corporate-owned life insurance policies on certain officers generated $637 of additional income during the first nine months of 2001 compared to the same period one year ago. Dividend income on tax-preferred securities, 70%, of which is excluded from taxation, increased $1,968 during the first three quarters of 2001 compared to the same period of 2000.


FINANCIAL POSITION

Total assets at September 30, 2001 were $3,277,554, an increase of $208,736 compared to $3,068,818 at December 31, 2000. Webster Bancorp added approximately $291,000 in assets at January 31, 2001. Total assets were $2,709,662 at September 30, 2000.

SECURITIES

Total investment securities comprised 31.3% of earning assets at September 30, 2001 compared to 35.0% at December 31, 2000 and 34.5% at September 30, 2000. They represent the second largest earning asset component after loans. Securities increased $81,520 to $954,751 at September 30, 2001 from one year prior as the Corporation pursued various investment alternatives to employ capital more effectively and enhance revenues. The portfolio has continued to shift toward investments in mortgage-backed securities, which generally yield 70-100 basis points more than comparable U.S. Treasury securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Mortgage-backed securities totaled $420,577 at September 30, 2001, $168,842 less than at the beginning of 2001. Mortgage-backed securities totaled $589,419 and $517,688 at December 31, 2000 and September 30, 2000, respectively. The Corporation sold $711,997 of its mortgage-backed securities during the first three quarters of 2001 as prepayment risk associated with these securities began to accelerate.

The amortized cost and fair values of securities available for sale at September 30, 2001 are as follows:

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized  Fair
                                   Cost        Gains       Losses     Value
------------------------------------------------------------------------------
U.S. Government agencies          $250,360   $  7,209     $    195   $257,374
Mortgage-backed securities         411,898      8,683            4    420,577
States & political subdivisions    148,939      5,417          298    154,058
Other securities                   121,871      1,015          144    122,742
------------------------------------------------------------------------------
     Total available for sale     $933,068   $ 22,324     $    641   $954,751
==============================================================================

LOANS

Total loans at September 30, 2001, were $1,717,995 compared to $1,689,290 at December 31, 2000, reflecting an increase of $28,705 or 1.7%. The Webster Bancorp acquisition added approximately $164,000 in loans during the first quarter of 2001. Excluding the loans from the Webster Bancorp acquisition, loans at September 30, 2001 decreased $135,295, or 8.0% compared to December 31, 2000. Residential mortgage loans declined over $95 million as consumers have refinanced their mortgages, taking advantage of the lower interest rate environment.

ASSET QUALITY

The allowance for loan losses is the amount which, in management's opinion, is adequate to absorb estimated loan losses as determined by management's periodic evaluation of the loan portfolio. The evaluation by management is based upon a consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged-off amounts are credited to the allowance. A provision for loan losses is charged to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb estimated losses based on management's periodic evaluation of the factors previously mentioned as well as any other pertinent factors.

The allowance for loan losses was $26,619 at September 30, 2001, representing 1.55% of total loans compared with $25,264 and $24,494 at December 31, 2000 and September 30, 2000, respectively, which represented 1.50% and 1.49% of total loans, respectively. Annualized net charge-offs to average loans was .59% during the first nine months of 2001 compared to .29% for the same period of 2000. Net charge-offs in commercial loans increased for the nine month period ended September 30, 2001 compared to the same period in 2000 due to losses which had been previously considered in the allowance for loan losses balance. The allowance for loan losses to non-performing loans was 71.62% at September 30, 2001 compared to 68.28% at December 31, 2000 and 65.02% at September 30, 2000.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                              Nine Months Ended
                                                September 30,
                                              2001         2000
------------------------------------------------------------------
Beginning Balance                           $ 25,264     $ 25,155
Allowance associated with purchase
  acquisitions                                 4,018            -
Loans charged off                             (8,819)      (4,656)
Recoveries                                     1,071        1,032
Provision for loan losses                      5,085        2,963
------------------------------------------------------------------
Ending Balance                              $ 26,619     $ 24,494
==================================================================

Percent of total loans                          1.55%        1.49%
==================================================================

Annualized % of average loans:
  Net charge-offs                               0.59%        0.29%
  Provision for loan losses                     0.38%        0.23%

As of September 30, 2001 total non-performing assets increased $1,342 from December 31, 2000. Non-performing loans, consisting of nonaccrual, restructured and 90 days or more past due loans, were 2.16%, 2.19% and 2.29% of total loans at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

Listed below is a comparison of non-performing assets.


                                 September 30,   December 31,    September 30,
                                     2001            2000             2000
------------------------------------------------------------------------------

Nonaccrual loans                   $ 34,980        $ 33,079        $ 33,745
Restructured loans                        -             160             167
90 days or more past due loans        2,187           3,760           3,760
------------------------------------------------------------------------------
  Total non-performing loans         37,167          36,999          37,672
Other real estate owned               2,696           1,522             842
------------------------------------------------------------------------------
     Total non-performing assets   $ 39,863        $ 38,521        $ 38,514
------------------------------------------------------------------------------

DEPOSITS

Total deposits were $2,019,792 at September 30, 2001, compared to $1,871,036 and $1,659,985 at December 31, 2000 and September 30, 2000, respectively. Total non-interest-bearing deposits decreased $5,610 and interest-bearing deposits increased $154,366 from December 31, 2000. Deposits of approximately $248,000 were acquired from Webster Bancorp, of which $12,000 were non-interest-bearing and $236,000 were interest-bearing. Customer preferences continued to shift to money market accounts during the declining rate environment experienced during the first nine months of 2001. Adjusted for the Webster Bancorp acquisition, money market account balances have increased by $35,671 since December 31, 2000, while certificates of deposit have decreased $115,461 during the same period.

SHORT-TERM AND OTHER BORROWINGS

Short-term and other borrowings consist principally of repurchase agreements and Federal Home Loan Bank (FHLB) advances. Repurchase agreements and FHLB advances were $350,678 and $536,730, respectively, at September 30, 2001 compared to $380,435 and $511,303, respectively, at December 31, 2000. The Corporation took advantage of the declining interest rate environment, converting a portion of its borrowing from variable rate repurchase agreements to fixed-rate FHLB advances.

SHAREHOLDERS' EQUITY

The Corporation and its subsidiary bank have capital ratios that substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.

                                                 Minimum
                                               Requirements  September 30, 2001  December 31, 2000  September 30, 2000
----------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets)               8.00%             11.41%           10.59%            14.80%

Tier 1 Capital (to Risk-Weighted Assets)              4.00%              9.80%            9.34%            13.55%

Tier 1 Capital (to Average Assets)                    4.00%              6.71%            6.44%             9.28%


LIQUIDITY AND CAPITAL RESOURCES

The Corporation and its banking subsidiary require sufficient liquidity to make new loans, to accommodate possible outflows of deposits, to repay borrowings at maturity, and to take advantage of attractive investment opportunities. Primary sources of liquidity have been short-term investments and securities available for sale. Liquidity is also available through federal funds purchased, repurchase agreements, Federal Home Loan Bank advances and brokered deposits. The Corporation and its subsidiaries have adequate liquidity to meet their operating needs.

Integra Bank Corporation (parent company) obtains liquidity from the receipt of dividends and fees from its subsidiary bank, money market deposits and securities available for sale. As a supplemental source of liquidity, the Corporation entered into a $50 million line of credit agreement with a group of lenders, which matures on June 28, 2002.

At September 30, 2001 the outstanding balance on this line of credit was $22 million. On that date, the Corporation was not in compliance with a financial covenant contained in the line of credit agreement requiring that the Corporation maintain an allowance to non-performing assets of not less than 75%. The Corporation received a waiver from the above referenced covenant dated November 14, 2001.

On July 18, 2001, the Corporation issued $18 million of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund. This issue will mature in 30 years and provides the Corporation with funds for general corporate purposes. Management believes that the parent company has sufficient liquidity to meet its cash needs.

The Corporation repurchased 166,070 shares of common stock during the third quarter of 2001 at an aggregate purchase price of $4.1 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures are presented in the Net Interest Income section of Management's Discussion and Analysis.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Not Applicable




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTEGRA BANK CORPORATION

                                              By  /s/ James E.  Adams
                                                  -------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  November 14, 2001