Form 10-K405
period 2001-12-31
INTEGRA BANK CORP
filed 2002-03-20
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $295,550,000.

The number of shares outstanding of the registrant's common stock was 17,284,035 at March 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders. (Part III)

                            INTEGRA BANK CORPORATION
                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            PAGE
                                                                          NUMBER

PART I

Item 1.   Business                                                             3
Item 2.   Properties                                                           7
Item 3.   Legal Proceedings                                                    7
Item 4.   Submission of Matters to a Vote of Security Holders                  7

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                  7
Item 6.   Selected Financial Data                                              8
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                   9
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          25
Item 8.   Financial Statements and Supplementary Data                         26
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures                                           55

PART III

Item 10.  Directors and Executive Officers of the Registrant                  55
Item 11.  Executive Compensation                                              55
Item 12.  Security Ownership of Certain Beneficial Owners and Management      55
Item 13.  Certain Relationships and Related Transactions                      55

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    56


Signatures

                                    FORM 10-K
                            INTEGRA BANK CORPORATION
                                December 31, 2001

PART I

ITEM 1. BUSINESS

Integra Bank Corporation (the "Corporation") was organized in 1985 as an Indiana corporation to engage in the business of a bank holding company. Based in Evansville, Indiana, the Corporation owns Integra Bank N.A., a national banking association (the "Bank"), operating a total of seventy-seven banking centers. The Corporation also owns a property management company and has a controlling interest in Integra Capital Trust I and Integra Capital Trust II, its trust securities affiliates.

The Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Southwestern Ohio. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. The Bank's wholly owned subsidiary, IBNK Leasing Corp., operates as a full service equipment and real property leasing company offering its services to all commercial clients of the Bank.

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

At December 31, 2001, the Corporation and its subsidiaries had 941 full-time equivalent employees. The Corporation and its subsidiaries provide a wide range of employee benefits and management considers employee relations to be excellent.

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

Regulatory Capital Requirements

The Corporation and the Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2001, and the Bank qualified as well capitalized under the regulatory framework for prompt corrective action. See
Item 8, Note 16 for additional discussion of regulatory capital.

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

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

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

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (the "Act") was signed into law, breaking down the barriers to convergence of the banking, securities and insurance industries. The major provisions of the Act took effect on March 12, 2000.

The Act enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Activities that U. S. banking organizations are currently permitted to conduct both domestically and overseas can be conducted by financial holding companies domestically (they include a broad range of financial activities, including operating a travel agency). In addition, the Act permits the FRB and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

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

The Corporation has no present plans to become a financial holding company.

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

EXECUTIVE OFFICERS OF THE CORPORATION

Certain information concerning the executive officers of the Corporation as of March 1, 2002, is set forth in the following table.

NAME                AGE     OFFICE AND BUSINESS EXPERIENCE

Michael T. Vea       43    Chairman of the Board, President, and Chief Executive
                           Officer of the Corporation (January 2000 to present);
                           Chairman of the Board and Chief Executive Officer of the Corporation (September 1999 to January 2000);
                           President and Chief Executive Officer, Bank One,
                           Cincinnati, OH (1995-1999).

D. Michael Kramer    44    Executive Vice President, Chief Technology and
                           Operations Manager of the Corporation (December 1999 to Present); President and Chief Operating Officer,
                           Target Media (1996 to 1999); Senior Vice President and Manager of Financial Institutions Division, Star
                           Bank, N.A. (1990-1996).

Archie M. Brown      41    Executive Vice President, Retail Manager and
                           Community Markets Manager of the Corporation (March
                           2001 to present); Senior Vice President, Firstar
                           Bank, N.A. (1997 to 2001); Executive Vice President and Partner, Profit Resources, Inc. (1997).

Martin M. Zorn       45    Executive Vice President, Chief Credit and Risk
                           Manager of the Corporation (March 2001 to present);
                           Regional Vice President and Region Executive,
                           Wachovia Corporation (1999 to 2001); Senior Vice
                           President, Regional Corporate Banking Manager,
                           Wachovia Corporation (1994 to 1999).


The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Corporation serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Corporation.

(Pursuant to General Instructions G(3) of Form 10-K, the foregoing information regarding executive officers is included in an unnumbered Item in Part I of this Annual Report in lieu of being included in the Corporation's Proxy Statement for its 2002 Annual Meeting of Shareholders.)

ITEM 2. PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 2001, was $54.1 million. The Corporation's offices are located at 21 S.E. Third Street in downtown Evansville, Indiana, in a building owned by TSTC. The main and all branch offices of the Bank, the leasing company, and the property management company are located on premises either owned or leased. None of the property is subject to any major encumbrance.

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

The following table lists the stock price for the past two years and dividend information for the Corporation's common stock.

                            Range of Stock Price       Dividends
           Quarter           Low           High         Declared
 2001        1st           $19.38         $26.25         $0.235
             2nd            20.02          24.78          0.235
             3rd            21.62          25.66          0.235
             4th            19.26          24.50          0.235

                            Range of Stock Price       Dividends
           Quarter           Low           High         Declared
 2000        1st           $18.50         $28.00         $0.210
             2nd            16.38          22.63          0.210
             3rd            16.25          22.19          0.210
             4th            20.38          27.38          0.235


The Corporation has historically paid quarterly cash dividends. The Corporation depends upon the dividends from the Bank to pay cash dividends to its shareholders. The ability of the Bank to pay such dividends is limited by banking laws and regulations. Additional discussion regarding dividend availability is included in the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of March 1, 2002, there were approximately 2,700 holders of record of common stock.

ITEM 6.  SELECTED FINANCIAL DATA


Integra Bank Corporation and Subsidiaries
(In Thousands, Except Per Share Data and Ratios)

FOR THE YEAR ENDED DECEMBER 31,                       2001             2000              1999             1998              1997
Net interest income                             $    82,080       $    91,856      $    89,817      $    87,897       $    81,338
Provision for loan losses                            31,077             4,138           12,497            7,143             2,703
Non-interest income                                  33,202            20,131           13,523           16,621            14,102
Non-interest expense                                 78,303            63,438           60,290           67,289            53,498
                                                -----------       -----------      -----------      -----------       -----------
Income before income taxes and
     cumulative effect of accounting change           5,902            44,411           30,553           30,086            39,239
Income taxes (benefit)                               (1,629)           13,920            7,909            7,970            11,071
                                                -----------       -----------      -----------      -----------       -----------
Income before cumulative effect of
     accounting change                                7,531            30,491           22,644           22,116            28,168
Cumulative effect of accounting
     change, net of tax                                (273)               --               --               --                --
                                                -----------       -----------      -----------      -----------       -----------
Net income                                      $     7,258       $    30,491      $    22,644      $    22,116       $    28,168
                                                ===========       ===========      ===========      ===========       ===========

PER COMMON SHARE*
Net income:
      Basic                                     $      0.42       $      1.77      $      1.28      $      1.26       $      1.61
      Diluted                                          0.42              1.77             1.27             1.25              1.60
Cash dividends declared                                0.94              0.87             0.78             0.68              0.58
Book value                                            12.79             12.94            12.73            12.34             12.02
Weighted average shares:
      Basic                                      17,199,568        17,233,413       17,701,235       17,602,440        17,458,199
      Diluted                                    17,221,404        17,254,335       17,794,188       17,719,649        17,602,483

AT YEAR-END
Total assets                                    $ 3,035,890       $ 3,068,818      $ 2,203,477      $ 2,195,224       $ 1,985,178
Securities                                        1,010,470           997,494          332,359          365,841           424,963
Loans, net of unearned income                     1,599,732         1,687,330        1,694,004        1,639,532         1,394,951
Deposits                                          1,928,412         1,871,036        1,694,661        1,734,585         1,532,804
Shareholders' equity                                221,097           205,517          223,088          218,280           211,237
Shares outstanding*                              17,284,035        15,880,999       17,518,117       17,687,818        17,581,723

AVERAGE BALANCES
Total assets                                    $ 3,266,322       $ 2,511,947      $ 2,154,168      $ 2,158,314       $ 1,911,525
Securities                                          970,382           642,327          344,999          422,821           429,682
Loans, net of unearned income                     1,751,083         1,679,881        1,647,210        1,556,113         1,338,131
Interest-bearing deposits                         1,894,300         1,512,294        1,456,703        1,470,507         1,332,302
Shareholders' equity                                241,252           227,573          228,740          217,524           196,909

FINANCIAL RATIOS
Return on average assets                               0.22%             1.21%            1.05%            0.99%             1.44%
Return on average equity                               3.01             13.40             9.90             9.86             13.95
Net interest margin                                    2.85              4.15             4.79             4.72              4.83
Cash dividends payout                                223.81             49.15            60.94            53.97             36.02
Average shareholders'
 equity to average assets                              7.39              9.06            10.62            10.08             10.30


* Restated to reflect all stock dividends

Note: Data presented includes amounts for 2001 and 2000 acquisitions accounted for under purchase method of accounting from acquisition date forward.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation (the "Corporation") and its subsidiaries as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All information has been restated to give effect to all stock dividends. Unless otherwise noted all dollar amounts other than share and per share data are in thousands (000's).

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: management's ability to reduce and effectively manage interest rate risk; fluctuations in the value of the Corporation's investment securities; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations affecting financial institutions; and competition.

BUSINESS DESCRIPTION

Integra Bank Corporation is an Indiana corporation based in Evansville, Indiana, which was established in 1985 to engage in the business of a bank holding company. The Corporation has a wholly owned banking subsidiary, Integra Bank N.A. ("Integra Bank"), which operates seventy-seven banking centers. The Corporation also has a real estate property management company and two trust securities affiliates.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Southwestern Ohio. These services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage, and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing, and collecting); corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. Integra Bank's wholly owned subsidiary, IBNK Leasing Corp., is a full service equipment and real property leasing company offering its services to all commercial clients of Integra Bank.

On January 31, 2001, the Corporation issued 1,499,967 shares of common stock, valued at $30,089, in exchange for all of the outstanding shares of Webster Bancorp, Inc., parent company for West Kentucky Bank, headquartered in Madisonville, Kentucky. At January 31, 2001, Webster Bancorp, Inc. had total assets and shareholders' equity of $291,246 and $18,826, respectively. Goodwill and core deposit intangible assets of $6,994 and $2,213, respectively, were recorded in connection with this transaction. The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward. Pro forma disclosures of the effects of this acquisition have not been presented as the amounts involved in this transaction were not material to the Corporation's financial results.

On November 16, 2000, the Corporation acquired four banking offices in Bowling Green and Franklin, Kentucky with approximately $98,150 in loans and assumed deposit liabilities of approximately $164,744 from AmSouth Bank. Goodwill and core deposit intangible assets of $9,464 and $10,200, respectively, resulted from the transaction. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward.

Also during 2000, the Corporation completed its charter consolidation project, combining twelve subsidiary banks into Integra Bank. The goals of a single brand name, common products offered throughout the banking locations and improved operational efficiencies have been substantially met.

FINANCIAL REVIEW

Net income for 2001 was $7,258 compared to $30,491 earned in 2000. The decrease in earnings was primarily the result of increased provision for loan losses as a result of the Corporation's decision to sell certain non-performing and performing loans and decreased net interest income. Net interest income decreased by $9,776, or 10.6%, as the Federal Reserve lowered the federal funds interest rate 475 basis points during the year and the Corporation's assets repriced at lower yields quicker than did its liabilities. Provision for loan losses increased $26,939 to $31,077 in 2001 resulting primarily from the proposed loan sale. While non-performing loans were reduced by 20% during 2001, they remained significantly higher than similarly-sized banking companies. Non-interest income was $33,202 in 2001 compared to $20,131 in 2000, which included $8,212 and $1,497 of securities gains in 2001 and 2000, respectively. A gain of $1,808 from the sale of mortgage servicing is included in 2000. Excluding the servicing gain and securities gains and losses, non-interest income increased $8,164, or 48.5%. Non-interest expenses increased $14,865, or 23.4%, in 2001.

Net income for 2000 was $30,491, reflecting a $7,847, or 34.7%, increase over the $22,644 earned in 1999. The increase in earnings was the result of increased net interest income and fee income, reduced provision for loan losses and controlled expense growth. Net interest income increased by $2,039, or 2.3%, in 2000 primarily the result of the leverage program discussed below. Non-interest income was $20,131 in 2000 compared to $13,523 in 1999. A gain of $1,808 from the sale of mortgage servicing is included in 2000. Excluding the servicing gain and securities gains and losses, non-interest income increased $1,881 or 12.6%. Non-interest expenses increased $3,148, or 5.2%, in 2000. Provision for loan losses decreased $8,359 in 2000. The Corporation recorded an additional $7,800 provision during the fourth quarter of 1999 as a result of a credit risk assessment of the loan portfolio.

Earnings per share, on a diluted basis were $0.42 for 2001 compared to $1.77 in 2000 and $1.27 in 1999. Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In accordance with the transition provisions of SFAS No. 133, the Corporation recorded a cumulative-effect-type transaction loss, net of tax, of $273, or $.01 per diluted share, to recognize excess of carrying value over the fair value of all interest rate caps. Excluding the cumulative effect of accounting change, net income was $7,531, or $.43 per diluted share, for the twelve months ended December 31, 2001.

Annualized returns on average assets and equity for 2001 were 0.22% and 3.01%, respectively, compared with 1.21% and 13.40% in 2000.

During 2000, the Corporation implemented a leverage program in which it acquired investment securities with available funding sources. The leverage program was intended to increase earnings. The program would permit the Corporation to increase earnings while the Corporation was improving the quality of its loan portfolio. Eventually, the investment securities in the leverage program were to be replaced with higher yielding loans. The investments consisted of medium- and long-term mortgage-backed securities and agency and trust preferred securities funded with long-term Federal Home Loan Bank advances and long-term national market repurchase agreements. The leverage program grew to approximately $750 million by the second quarter of 2001. During the fourth quarter of 2001, the Corporation reduced the leverage program to approximately $600 million as a result of adverse market conditions and in order to reduce asset rate sensitivity. Investments and funding sources used in the leverage program are primarily fixed-rate instruments, some of which include call features allowing the counterparties to terminate the investments and liabilities prior to maturity. At March 1, 2002, the leverage program included approximately $610 million in securities which had an average duration of 4.7 years and an average tax-equivalent yield of 7.01%. The funding sources for these investments had an average duration of 4.5 years and an average cost of 5.69%. As part of its leverage program, the Corporation writes optional forward purchase contracts on certain investment securities. These contracts provide the buyer with the right but not the obligation to purchase from the Corporation a financial instrument at a stated price on a specified future date. Fees earned from the sale of expired written options totaled $2,417 in 2001 compared to $750 in 2000.

In January 2002, the Corporation announced two strategic actions to strengthen its financial position. The first was the proposed sale of approximately $70-$80 million in identified non-performing and performing loans. As noted above, as of December 31, 2001, the Corporation transferred these loans from the loan portfolio to loans held for sale and wrote down their carrying value to fair value. The Corporation expects to sell the identified loans during the first half of 2002.

The second strategic initiative the Corporation announced was the possible sale of 10-16 of its branches. The Corporation is now evaluating two to three non-strategic branch locations for possible sale in 2002; however, there can be no assurance that any branch sales will occur this year.

NET INTEREST INCOME

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income for the last two years are presented in the following schedule. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each. In addition to this schedule, at the end of Management's Discussion and Analysis, there is a three-year balance sheet analysis on an average basis and an analysis of net interest income.


CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

                                                2001 Compared to 2000                            2000 Compared to 1999
                                      ---------------------------------------        ---------------------------------------
                                            Change Due to                                Change Due to
Increase (decrease)                          a Change in                                  a Change in
                                      -----------------------                        -----------------------
                                                                        Total                                        Total
Interest income                         Volume          Rate           Change          Volume          Rate          Change
                                        ------          ----           ------          ------          ----          ------
   Loans                              $  6,243       $(11,692)       $ (5,449)       $  2,851       $  2,941        $  5,792
   Securities                           21,212         (8,552)         12,660          23,123          1,249          24,372
   Other short-term investments         12,573         (1,007)         11,566             868            602           1,470
                                      --------       --------        --------        --------       --------        --------
     Total interest income              40,028        (21,251)         18,777          26,842          4,792          31,634

Interest expense

   Deposits                             16,548         (3,796)         12,752           2,366          5,827           8,193
   Borrowings                           20,539         (3,858)         16,681          21,325            750          22,075
                                      --------       --------        --------        --------       --------        --------
     Total interest expense             37,087         (7,654)         29,433          23,691          6,577          30,268
                                      --------       --------        --------        --------       --------        --------
Net interest income                   $  2,941       $(13,597)       $(10,656)       $  3,151       $ (1,785)       $  1,366
                                      ========       ========        ========        ========       ========        ========


The following discussion of results of operations is on a federal-tax-equivalent basis, whereby tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.

In 2001, net interest income was $86,722, $10,656 or 10.9% less than that earned in 2000. Earning assets averaged $3,047,930 in 2001 compared to $2,352,041 in 2000. Average interest-bearing liabilities were $2,808,705 and $2,076,250 in 2001 and 2000, respectively. The net interest margin for the twelve months ended December 31, 2001 was 2.85% compared to 4.15% for the same period one year ago. The deterioration in 2001's net interest income was a result of a 130 basis point decline in net interest margin partially offset by average earning asset growth of 29.6%.

During 2001, the Federal Reserve lowered the targeted federal funds interest rates 475 basis points. The significant drop in rates increased prepayments in both the mortgage-backed investment securities and fixed-rate loan portfolios, including a significant impact on residential mortgages. In 2001, residential mortgage prepayments totaled $120,000. Mortgage-backed securities also incurred significant prepayments, which were reinvested at lower rates. Average short-term floating rate investments increased $298,000 due to $120,000 in mortgage loan pre-repayments, $90,000 in short-term investments from the Webster acquisition and an additional $68,000 from mortgage-backed securities cash flows. The average yield on these short-term floating rate investments decreased 2.36% in 2001. These short-term investments were funded by 1 - 3 year fixed rate certificates of deposit whose average cost was basically unchanged in 2001. This resulted in the yield on earning assets declining 135 basis points during 2001 while the cost of funds declined only 5 basis points during this same period.

In 2000, net interest income increased $1,366 from 1999 to $97,378. The improvement in 2000's net interest income is a result of average earning asset growth of 17.2% partially offset by a 64 basis point decline in net interest margin to 4.15% in 2000 from 4.79% in 1999.

Average earning assets increased $695,889 during 2001 to $3,047,930. During 2001 average investment securities increased $328,055, or 51.1%; average loans increased $71,202, or 4.2%; and average other earning assets increased $296,632. The mix of earning assets shifted as average loans to average earning assets decreased from 71.4% in 2000 to 57.5% in 2001 and average securities to average earning assets increased from 27.3% in 2000 to 31.8% in 2001. This shift is primarily the result of the leverage program implemented by the Corporation during 2000.

Average loans increased $71,202, or 4.2%, during 2001 compared to an increase of $32,671, or 2.0%, during 2000. The acquisitions of Webster Bancorp, Inc. in early 2001 and four branches from AmSouth in late 2000 increased average loans by $225,029. The positive effects of these acquisitions were partially offset by the declining rate environment experienced during 2001, which resulted in accelerated loan prepayments and refinancings. Loan income decreased 3.6% in 2001 as a result of a 68 basis point decline in loan yields partially offset by an increase in average balances. The average yield on loans was 8.30% in 2001 versus 8.98% in 2000.

Average investment securities increased $328,055, or 51.1% in 2001, primarily as a result of the leverage program and excess cash received due to loan prepayments. The yield on securities declined from 7.68% in 2000 to 6.49% in 2001. The increase in average balances was partially offset with decreased yields resulted in income from securities increasing $12,660.

Average other short-term investments increased $297,773 during 2001. This increase was primarily the result of mortgage loan prepayments and cash obtained from acquisitions.

Average interest-bearing deposit balances increased by $382,006, or 25.3%, in 2001 and average non-interest-bearing deposits decreased $3,752, or 2.0%. Acquisitions accounted for $318,891 and $20,114, respectively, of the change in average interest-bearing and non-interest-bearing balances. During 2001, average federal funds purchased and securities sold under agreements to repurchase increased $76,979 and average other borrowings increased $273,470. The increase in borrowings was used to fund the increase in leveraged earning assets.

NON-INTEREST INCOME

Non-interest income totaled $33,202 for the twelve months ended December 31, 2001 compared to $20,131 for 2000 and $13,523 for 1999. Included in the results for 2000 is a $1,808 gain on the sale of mortgage loan investor servicing. Excluding this gain and gains or losses on securities transactions, non-interest income totaled $24,990 in 2001, $16,826 in 2000 and $14,945 in 1999.
Non-interest income continues to be an increasingly significant portion of revenue for the Corporation and has grown to represent 22.4% of net FTE revenues in 2001 as compared to 14.7% in 2000 and 13.4% in 1999, excluding gains and losses from the sale of securities and the mortgage servicing gain discussed above.

Service charges on deposit accounts increased $1,421 or 18.0% in 2001. Growth in these fees resulted from an increased number of deposit accounts, higher activity fees and new fee sources. Service charge income totaled $9,301 in 2001, $7,880 in 2000 and $7,713 in 1999.

Other service charges and fees increased $1,660 from $4,012 in 2000 to $5,672 in 2001. Mortgage servicing fees in 2001 were $877 compared to $250 in 2000 due to the demand for new and refinanced residential mortgages. The Corporation sold the majority of its current year's loan production to generate fee income and reduce interest rate exposure. The Corporation continues to service most of these loans. At December 31, 2001, the Corporation was servicing $105,464 of sold residential mortgage loans compared to $44,693 at December 31, 2000. Mortgage loan servicing revenues decreased $244 in 2000 from 1999 primarily as a result of the Corporation selling $189,000 of serviced mortgages during the first quarter of 2000. Card-related fees totaled $1,833 in 2001 compared to $973 in 2000 and $867 in 1999 due to increased sales efforts of credit and debit cards and the increasing preference of these cards as the choice of payment over checks. Brokerage and annuity commissions totaled $392 in 2001 compared to $122 in 2000 and $163 in 1999. The Corporation continues to place greater emphasis on the sale of annuity, mutual fund and other non-traditional banking products.

Trust income for 2001 was $2,273, a decrease of $164, or 6.7%, compared to 2000. Total trust assets under management decreased $46 million, or 10.1%, from $454 million in 2000 to $408 million in 2001 primarily due to the decline in the financial markets during the past year. A higher level of assets under management in 2000 generated an increase in trust income compared to 1999. Trust income for 2000 was $2,437, an increase of 7.2% over 1999 as trust assets under management increased $30 million, or 7.1%, from $424 million in 1999 to $454 million in 2000.

Other non-interest income totaled $7,744 in 2001 compared to $4,305 in 2000 and $790 in 1999. Included in 2001 are $2,417 from the expiration of covered call option contracts and $2,385 from net securities trading account income, compared to $750 and $672, respectively in 2000. These revenue sources are related to the leverage program. Also included in other non-interest income in 2001 was $1,606 from corporate-owned life insurance and $907 from gains on the sale of loans, versus $1,808 from corporate-owned life insurance and $1,700 from the sale of loans and loan servicing, in 2000.

Securities transactions resulted in gains of $8,212 in 2001 and $1,497 in 2000 versus losses of $1,422 in 1999. The Corporation was able to successfully take advantage of certain investment opportunities involved with its leveraged portfolio activity during 2001 and 2000.

NON-INTEREST EXPENSE

Non-interest expense for 2001 totaled $78,303, an increase of $14,865 or 23.4% compared to the prior year.

Salaries and employee benefits accounted for 48.8% of the Corporation's non-interest expense in 2001 compared to 49.5% in 2000 and 48.9% in 1999. Salaries and employee benefits totaled $38,215 in 2001 compared to $31,433 in 2000. A significant portion of the increase in 2001 was due to the acquisition of Webster Bancorp, Inc. and the four banking centers in Bowling Green and Franklin, Kentucky. Salary expense also increased due to staff additions due to the opening of new branches, to provide new products and services to customers and to manage the Corporation's problem loan portfolio. At December 31, 2001, the Corporation had 941 full time equivalent employees compared to 801 one-year prior. Benefits expense increased in 2001 in part due to a $645 charge related to the curtailment of a defined benefit cash balance plan and benefits associated with the increased staff size. Personnel expense increased $1,932 to $31,433 in 2000 from $29,501 in 1999. Several key leadership positions were added to the Corporation during 2000 resulting in additional salary expense of $478. In 1999, the Corporation realized a gain of $877 on the termination of its defined benefit pension plan, which reduced employment expenses.

Occupancy expense and equipment expense for 2001 were $4,994 and $5,049, respectively, compared to $3,635 and $4,342, respectively in 2000 and $3,689 and $3,856, respectively in 1999. These increases are driven in large part by the acquisition of 4 branches in Bowling Green and Franklin, Kentucky during the fourth quarter of 2000 and six branches from Webster Bancorp, Inc. during the first quarter of 2001. The Corporation was operating 77 offices at December 31, 2001 compared to 69 offices one-year prior. The new product and service offerings also impacted equipment expense as new equipment was installed to support the sales and operational support processes.

Professional fees were $5,590 in 2001, an increase of $1,121, or 25.1% from 2000. Legal fees accounted for $628 of this increase due to increased loan collection activities and generally higher levels of business activity.

Communication and transportation expenses and processing expenses increased $1,195 and $679, respectively, in 2001 due to the Corporation's increased customer base as a result of increased sales efforts and acquisitions completed in late 2000 and early 2001.

Marketing expense was $2,115 in 2001 compared to $2,943 in 2000 and $1,203 in 1999. Advertising expense was higher in 2000 due to increased marketing efforts related to loan and deposit promotions and corporate identity promotions related to the name change to Integra and the acquisition of the banking centers, as previously discussed.

Amortization of intangible assets was $5,299 in 2001 compared to $3,441 and $3,657 in 2000 and 1999, respectively. The purchase of Webster Bancorp, Inc. in January 2001 and the full year effect of the branch purchase completed in November 2000 account for this increase.

Other non-interest expenses were $9,600 in 2001, increasing $1,992, or 26.2%, from the prior year. Pre-tax operating losses related to the Corporation's investment in low-income housing projects increased $235 and expenses related to other real estate owned increased $329 in 2001 compared to 2000. Training, travel, contributions and losses on customer accounts increased during 2001 as a result of new product and service availability and generally increased levels of business activity.

INCOME TAXES

The Corporation recognized an income tax benefit of $1,629 for the twelve months ended December 31, 2001 compared with a tax expense of $13,920 in 2000 and $7,909 in 1999. The 2001 tax benefit is primarily the result of lower taxable income as a result of the additional provision for loan losses recorded in the fourth quarter. Income from tax-exempt or tax-preferred sources, including corporate-owned life insurance and dividends on tax-preferred securities increased in 2001 compared to one year prior. Investments in corporate-owned life insurance policies on certain officers generated $1,606 of income during 2001 compared to $910 in 2000. Dividend income on tax-preferred securities increased $2,982 during 2001 compared to 2000.

INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described:

                                                                                                  2001
                                                               -------------------------------------------------------------------
                                                                December 31       September 30           June 30          March 31
Three months ended
------------------                                             ------------       ------------      ------------      ------------
Interest income                                                $     46,929       $     52,955      $     57,228      $     59,227
Interest expense                                                     28,322             33,245            35,644            37,048
                                                               ------------       ------------      ------------      ------------
     Net interest income                                             18,607             19,710            21,584            22,179
Provision for loan losses                                            25,992              1,695             1,695             1,695
Non-interest income                                                   7,376              8,350             9,849             7,627
Non-interest expense                                                 22,720             18,970            18,433            18,180
                                                               ------------       ------------      ------------      ------------
Income (loss) before income taxes and
 cumulative effect of accounting change                             (22,729)             7,395            11,305             9,931
Income taxes (benefit)                                               (9,612)             1,960             3,222             2,801
                                                               ------------       ------------      ------------      ------------
Income (loss) before cumulative effect
 of accounting change                                               (13,117)             5,435             8,083             7,130
Cumulative effect of accounting change, net of tax                       --                 --                --              (273)
                                                               ------------       ------------      ------------      ------------
     Net income (loss)                                         $    (13,117)      $      5,435      $      8,083      $      6,857
                                                               ============       ============      ============      ============
Earnings per share:
Basic:
     Income (loss) before cumulative effect
      of accounting change                                     $      (0.76)      $       0.31      $       0.46      $       0.42
     Cumulative effect of accounting change, net of tax                  --                 --                --             (0.01)
                                                               ------------       ------------      ------------      ------------
     Net income (loss)                                         $      (0.76)      $       0.31      $       0.46      $       0.41
                                                               ============       ============      ============      ============
Diluted:
     Income (loss) before cumulative effect
      of accounting change                                     $      (0.76)      $       0.31      $       0.46      $       0.42
     Cumulative effect of accounting change, net of tax                  --                 --                --             (0.01)
                                                               ------------       ------------      ------------      ------------
     Net income (loss)                                         $      (0.76)      $       0.31      $       0.46      $       0.41
                                                               ============       ============      ============      ============

Weighted average shares:

Basic                                                            17,244,719         17,320,116        17,396,036        16,863,713
Diluted                                                          17,254,000         17,360,303        17,414,889        16,893,813

                                                                                              2000
                                                               --------------------------------------------------------------
                                                               December 31     September 30          June 30         March 31
Three months ended
------------------                                             -----------      -----------      -----------      -----------
Interest income                                                $    56,678      $    50,805      $    46,932      $    42,266
Interest expense                                                    32,873           27,897           23,770           20,285
                                                               -----------      -----------      -----------      -----------
     Net interest income                                            23,805           22,908           23,162           21,981
Provision for loan losses                                            1,175            1,050              863            1,050
Non-interest income                                                  5,821            4,685            4,238            5,387
Non-interest expense                                                17,235           16,258           15,136           14,809
                                                               -----------      -----------      -----------      -----------
Income before income taxes                                          11,216           10,285           11,401           11,509
Income taxes                                                         3,425            3,265            3,603            3,627
                                                               -----------      -----------      -----------      -----------
     Net income                                                $     7,791      $     7,020      $     7,798      $     7,882
                                                               ===========      ===========      ===========      ===========

Earnings per share:
Basic                                                          $      0.47      $      0.40      $      0.45      $      0.45
Diluted                                                               0.47             0.40             0.45             0.45

Weighted average shares:
Basic                                                           16,665,132       17,367,975       17,413,209       17,492,103
Diluted                                                         16,707,076       17,373,085       17,425,766       17,553,665

FINANCIAL CONDITION

Total assets at December 31, 2001, were $3,035,890, compared to $3,068,818 at December 31, 2000. Changes in the balance sheet mix from December 31, 2000 to December 31, 2001 are impacted by the acquisition of Webster Bancorp, Inc., and the designation of $78,312 of loans as held for sale.

SECURITIES PORTFOLIO

Total investment securities comprised 36.5% of earning assets at December 31, 2001 compared to 34.4% at December 31, 2000. They represent the second largest earning asset component after loans. Securities increased $12,976 to $1,010,470 at December 31, 2001 from one-year prior as a result of the leverage program. The portfolio has continued to shift toward investments in mortgage-backed securities, which generally have higher yields than comparable U.S. Treasury securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates, which occurred in 2001. Mortgage-backed securities represented 65.1% of the investment portfolio at December 31, 2001 as compared to 59.1% and 13.6% at December 31, 2000 and 1999, respectively.


SECURITIES PORTFOLIO                                  December 31,
                                    -----------------------------------------
                                        2001            2000             1999
                                        ----            ----             ----
U.S. Treasury securities            $       --      $       --      $    5,966
U.S. Government agencies               144,615         226,231          67,410
Mortgage-backed securities             657,546         589,419          45,283
State & political subdivisions         147,444         134,836         184,605
Other securities                        60,865          47,008          29,095
                                    ----------      ----------      ----------
   Total                            $1,010,470      $  997,494      $  332,359
                                    ==========      ==========      ==========

LOANS

Loans, net of unearned income at December 31, 2001 totaled $1,599,732 compared to $1,687,330 at year-end 2000, reflecting a decrease of $87,598 or 5.2%. As of December 31, 2001, the Corporation identified $78,312 of performing and non-performing loans which it intends to sell. This portfolio consists of $68,964 of commercial loans, $8,689 of residential mortgage loans and $659 of consumer loans. The loans identified for sale were written down to fair value, resulting in charge-offs totaling $26,047, prior to being reclassified from the loan portfolio into loans held for sale.

During 2000, the Corporation securitized approximately $38,000 of its residential real estate loans and retained the resulting mortgage-backed securities in its investment portfolio. The purchase of four branches in late 2000 added approximately $99,000 in loans, consisting of $56,000 of commercial loans, $30,000 of consumer loans and $13,000 of real estate loans.

LOAN PORTFOLIO AT YEAR END

                                             2001           2000             1999            1998             1997
                                             ----           ----             ----            ----             ----
Real estate loans                        $1,118,607      $1,154,129      $1,115,569      $  955,729      $  795,603
Commercial, industrial and
     agricultural loans                     326,420         353,318         355,485         415,579         363,727
Economic development loans and
     other obligations of state and
     political subdivisions                  19,980          25,120          22,331          19,780          15,492
Consumer loans                              126,280         138,230         165,246         223,377         198,615
Direct lease financing                        2,346           8,932          11,598          12,988          13,146
Leveraged leases                              5,658           5,554           5,382           5,102           4,661
Other loans                                     584           2,190          18,937           7,606           5,017
                                         ----------      ----------      ----------      ----------      ----------
     Total loans                          1,599,875       1,687,473       1,694,548       1,640,161       1,396,261
Less:  unearned income                          143             143             544             629           1,310
                                         ----------      ----------      ----------      ----------      ----------
     Loans, net of unearned income       $1,599,732      $1,687,330      $1,694,004      $1,639,532      $1,394,951
                                         ==========      ==========      ==========      ==========      ==========

The categories of loans are subject to varying levels of risk. Management mitigates this risk through portfolio diversification as well as geographic diversification. The Corporation concentrates its lending activity in the geographic market areas that it serves, primarily Indiana, Illinois, Kentucky and Southwestern Ohio. The loan portfolio is diversified by type of loan and industry. The loan portfolio's mix at December 31, 2001 consisted of 69.9% real estate loans, 22.2% commercial loans and consumer loans of 7.9%.

The Corporation lends to customers in various industries including manufacturing, agricultural, health and other services, transportation, mining, wholesale and retail. There is no concentration of loans in any single industry exceeding 10% of its portfolio nor does its portfolio contain any loans to finance speculative transactions, such as large, highly leveraged buyouts or loans to foreign countries.


LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2001
ON AGRICULTURAL, COMMERCIAL, AND TAX-EXEMPT LOANS

                                             After 1 Year
                               Within        But Within      Over
Rate sensitivities:            1 Year        5 Years         5 Years        Total
-------------------------------------        -------         -------        -----
     Fixed rate loans         $ 20,789       $ 99,989       $ 18,724       $139,502
     Variable rate loans       194,702          5,836            617        201,155
--------------------------------------       --------       --------       --------
        Subtotal              $215,491       $105,825       $ 19,341        340,657
--------------------------------------       --------       --------

        Percent of total         63.26%         31.06%          5.68%

Nonaccrual loans                                                              5,743
                                                                           --------
        Total loans                                                        $346,400
                                                                           ========


NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectibility of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower's financial position. Loans 90 days or more past-due are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms.

NON-PERFORMING ASSETS AT YEAR END

                                             2001         2000         1999          1998         1997
-------------------------------------------------         ----         ----          ----         ----
Non-performing loans: (1)

      Nonaccrual                            $21,722      $33,079      $32,025      $ 9,782      $ 6,184
      Restructured                               --          160        1,275          374          293
      90 days past due                        2,500        3,760        1,629        1,610        2,011
---------------------------------------------------      -------      -------      -------      -------
           Total non-performing loans        24,222       36,999       34,929       11,766        8,488

Defaulted municipal securities                   --           --           --           --           61
Other real estate owned                       2,866        1,522          936          715          180
---------------------------------------------------      -------      -------      -------      -------
           Total non-performing assets      $27,088      $38,521      $35,865      $12,481      $ 8,729
===================================================      =======      =======      =======      =======

(1) Includes non-performing loans classified as loans held for sale.

Nonaccrual, restructured and past due loans were 1.51% and 2.19% of loans, net of unearned income at the end of 2001 and 2000, respectively. The improvement in the non-performing loan to total loan ratio is due to aggressive management of the problem loans. In addition, as a result of the Corporation's decision to sell certain non-performing and performing loans, $20,819 of non-performing loans were written down by $7,496. The remaining book value of these non-performing loans, or $13,323, were reclassified from loans to loans held for sale on the balance sheet and are included as non-performing loans in the table above. Additional interest income that would have been recorded, if nonaccrual and restructured loans had been current in accordance with their original terms, was $2,330, $3,481 and $1,093 in 2001, 2000 and 1999, respectively. The interest recognized on nonaccrual loans was approximately $132, $133 and $31, in 2001, 2000 and 1999, respectively.

In addition to those loans classified as non-performing, management was monitoring loans of approximately $41,261 and $74,025 as of December 31, 2001 and 2000, respectively, for the borrowers' abilities to comply with present loan repayment terms. All impaired loans discussed in Note 6 to the financial statements in this report are included in non-performing or closely monitored loans.

CREDIT MANAGEMENT

The Corporation utilizes a centralized credit administration function and loan policies ratified by the board of directors. Board oversight of the lending function is the responsibility of the Credit Risk Committee. The Credit Risk Committee, which meets monthly, includes members of Integra Bank's executive management as well as outside directors. The committee monitors credit quality through its review of information such as delinquencies, problem loans and charge-offs. The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment. In addition, the credit risk functions are monitored by bank credit review personnel, regulatory agencies and internal audit, for compliance as well as loan quality.

The allowance for loan losses is that amount which, in management's opinion, is adequate to absorb probable inherent loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is charged to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable losses based on management's ongoing evaluation of the loan portfolio.

The adequacy of the allowance for loan losses is based on ongoing quarterly assessments of the probable losses inherent in the credit portfolios. The Corporation's methodology for assessing the appropriate reserve level consists of several key elements.

A review of selected loans (based on loan type and size) is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with reviews by the credit review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Loans are considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is determined based on the fair value of the investment measured using either the present value of expected cash flows based on the initial effective interest rate on the loan or the fair value of the collateral if the loan is collateral dependent.

Historical loss ratios are applied to other loans not subject to specific allowance allocations. Homogeneous pools of loans, such as consumer installment and residential real estate loans, are not individually reviewed. An allowance is established for each pool of loans based upon historical loss ratios, based on the net charge-off history by loan category. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in the Corporation's geographic areas, specific industry financial conditions and other factors.

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

The provision for loan losses totaled $31,077 in 2001, an increase of $26,939 from the $4,138 provided in 2000. The Corporation's decision to sell $78,312 of loans resulted in a $26,047 write-down to record the loans at their fair value. At December 31, 2001, the allowance for loan losses as a percentage of loans was 1.49% as compared to 1.50% as of year-end 2000. During 2001, the Corporation's ratio of net charge-offs to average loans was 60 basis points (excluding the impact of charge-offs related to the decision to sell $78,312 of loans in the fourth quarter of 2001) compared to 31 basis points in 2000. The allowance for loan losses to non-performing loans at December 31 was 98.54% in 2001 and 68.28% in 2000.

In the fourth quarter of 1999, management centralized the process for evaluating the adequacy of the allowance for loan losses. As part of this process, and also in response to unfavorable trends in delinquencies and non-performing assets, the Corporation performed an extensive credit risk assessment of the Corporation's loan portfolio. The results of this assessment revealed the need to increase the allowance for loan losses. Accordingly, the Corporation recorded a provision for loan losses of $12,497 in 1999. The allowance for loan losses as a percentage of loans was 1.48% as of year-end 1999. The Corporation's ratio of net charge-offs to average loans was 35 basis points in 1999. The allowance for loan losses to non-performing loans at December 31, 1999 was 72.02%.



SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)

                                                          2001             2000           1999            1998            1997
                                                          ----             ----           ----            ----            ----
Allowance for loan losses, January 1                  $   25,264      $   25,155      $   18,443      $   13,854      $   12,539
Allowance associated with purchase acquisitions            4,018           1,103              --           1,086             516
Writedowns related to loans transferred
  to loans held for sale                                  26,047              --              --              --              --
Loans charged off:
  Commercial                                               4,457           1,722           1,859             875             763
  Real estate mortgage                                     4,452           1,658           2,539             687             505
  Consumer                                                 2,934           3,065           3,256           3,411           1,867
  Direct lease financing                                     113              48              10              42               8
                                                      ----------      ----------      ----------      ----------      ----------
    Total                                                 11,956           6,493           7,664           5,015           3,143
Recoveries on charged-off loans:
  Commercial                                                 270             242             534             307             367
  Real estate mortgage                                       371             235             251             541             424
  Consumer                                                   869             871           1,094             516             448
  Direct lease financing                                       2              13              --              11              --
                                                      ----------      ----------      ----------      ----------      ----------
    Total                                                  1,512           1,361           1,879           1,375           1,239
                                                      ----------      ----------      ----------      ----------      ----------
      Net charge-offs                                     10,444           5,132           5,785           3,640           1,904
Provision for loan losses                                 31,077           4,138          12,497           7,143           2,703
                                                      ----------      ----------      ----------      ----------      ----------
Allowance for loan losses, December 31                $   23,868      $   25,264      $   25,155      $   18,443      $   13,854
                                                      ==========      ==========      ==========      ==========      ==========

Total loans at year-end                               $1,599,732      $1,687,330      $1,694,004      $1,639,532      $1,394,951
Average loans                                          1,751,083       1,679,881       1,647,210       1,556,113       1,338,131
Total non-performing loans                                24,222          36,999          34,929          11,766           8,488

Net charge-offs to average loans*                           2.08%           0.31%           0.35%           0.23%           0.14%
Provision for loan losses to average loans                  1.77            0.25            0.76            0.46            0.20
Allowance for loan losses to loans                          1.49            1.50            1.48            1.12            0.99
Allowance for loan losses to non-performing loans          98.54           68.28           72.02          156.75          163.22


*Includes writedowns related to loans transferred to loans held for sale. Excluding this amount, net charge-offs to average loans was .60%.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

                                    Allowance Applicable to                                Percent of Loans to Total Gross Loans
Loan Type                  2001        2000        1999        1998        1997       2001      2000      1999      1998      1997
Commercial               $ 6,845     $ 6,042     $ 7,252     $ 6,037     $ 4,861       21%       23%       22%       27%       28%
Real estate mortgage       9,993       9,508       9,291       3,656       3,689       70%       68%       66%       58%       57%
Leases                       140       3,184       3,230          97          21        1%        1%        1%        1%        1%
Consumer                   2,405       2,690       3,217       5,461       2,842        8%        8%       11%       14%       14%
                         -------     -------     -------     -------     -------      ---       ---       ---       ---       ---
      Allocated           19,383      21,424      22,990      15,251      11,413      100%      100%      100%      100%      100%
                                                                                      ===       ===       ===       ===       ===
Unallocated                4,485       3,840       2,165       3,192       2,441
                         -------     -------     -------     -------     -------
      Total              $23,868     $25,264     $25,155     $18,443     $13,854
                         =======     =======     =======     =======     =======

DEPOSITS

Total deposits were $1,928,412 at December 31, 2001 compared to $1,871,036 at December 31, 2000. Total non-interest-bearing deposits increased $21,221 from December 31, 2000. Deposits of approximately $248,000 were acquired from Webster Bancorp, Inc, of which $12,000 were non-interest-bearing and $236,000 were interest-bearing. Customer preferences continued to shift to money market accounts during the declining interest rate environment experienced during 2001. Adjusted for the Webster acquisition, money market account balances have increased $25,392 since December 31, 2000, while certificates of deposit have decreased $200,797 during the same period.

The following table presents changes in average deposit balances and rates for the years 1999 through 2001.


AVERAGE DEPOSITS

                                                  2001                       2000                       1999
                                       ----------------------     ---------------------     ----------------------
                                          Amount        Rate         Amount        Rate         Amount       Rate
                                          ------        ----         ------        ----         ------       ----
Non-interest-bearing demand            $  191,027         --      $  187,275        --      $  212,906         --
Money market accounts                     236,658       3.75%        141,964      5.04%        116,681       3.81%
Interest-bearing demand                   345,510       1.37%        273,771      1.73%        266,991       1.97%
Savings                                   122,710       1.52%        139,775      2.32%        171,769       2.87%
Time deposits of $100,000 or more         367,233       5.78%        314,360      6.28%        231,110       5.31%
Other time deposits                       823,192       5.44%        642,424      5.28%        670,152       5.01%
                                       ----------       ----      ----------      ----      ----------       ----
   Total average deposits              $2,086,330       3.91%     $1,699,569      4.05%     $1,669,609       3.62%
                                       ==========       ====      ==========      ====      ==========       ====


TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 2001

Maturing:
      3 months or less                                       $ 97,589
      Over 3 to 6 months                                       51,988
      Over 6 to 12 months                                      44,105
      Over 12 months                                           39,256
                                                             --------
           Total                                             $232,938
                                                             ========


BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and notes payable to the U.S. Treasury. Short-term borrowings totaled $244,032 at December 31, 2001, a decrease of $139,703 from year-end 2000. Federal funds purchased represent overnight borrowings from other financial institutions. Securities sold under agreements to repurchase are collateralized transactions acquired in national markets as well as from the Corporation's commercial customers as a part of a cash management service. Repurchase agreements generally provide the Corporation with a lower interest cost than similar sources of funds. The Corporation had repurchase agreements outstanding of $244,032 and $380,435 at December 31, 2001 and 2000, respectively. During 2001, the reliance on this funding source was decreased due to the increased deposit balances and the use of longer term borrowings.



SHORT-TERM BORROWINGS AT DECEMBER 31,

                                                       2001          2000         1999
-----------------------------------------------------------          ----         ----
Federal funds purchased                             $     --      $  3,300      $ 59,000
Securities sold under agreements to repurchase       244,032       380,435        30,984
Notes payable U.S. Treasury                               --            --             5
------------------------------------------------------------      --------      --------
      Total                                         $244,032      $383,735      $ 89,989
============================================================      ========      ========

                                                    Securities
                                                    Sold Under
                                        Federal     Agreements
                                          Funds             to
                                      Purchased     Repurchase
-----------------------------------------------     ----------
2001
Average amount outstanding              $ 2,176       $281,949
Maximum amount at any month end           6,250        350,678
Weighted average interest rate:
   During the year                         4.27%          4.44%
   End of year                              N/A           3.75%

2000
Average amount outstanding              $14,402       $192,744
Maximum amount at any month end          46,000        380,435
Weighted average interest rate:
   During the year                         5.65%          6.16%
   End of year                             6.00%          6.69%

1999
Average amount outstanding              $32,296       $ 31,446
Maximum amount at any month end          82,500         30,984
Weighted average interest rate:
   During the year                         5.01%          4.07%
   End of year                             6.09%          4.18%



Other borrowings generally provide longer term funding and include advances from the Federal Home Loan Bank (FHLB) and term notes from other financial institutions. Other borrowings increased $23,944 during 2001 to $564,448. Of this increase, FHLB advances accounted for $19,349.

CAPITAL RESOURCES

At December 31, 2001, shareholders' equity totaled $221,097, an increase of $15,580, or 7.6%, from 2000. The Corporation issued $30,089 of equity related to the acquisition of Webster Bancorp, Inc. The amount of net earnings retained after the declaration of cash dividends was $(9,505) for the year ended December 31, 2001 compared to $15,691 in the prior year. The dividend payout ratio for 2001 was 223.81%, compared to 49.15% in 2000. During 2001, 2000 and 1999, the
Corporation repurchased $4,306, $41,897 and $6,690, respectively, or 175,500 shares, 1,693,773 shares and 235,011 shares, respectively, of its common stock. During 2000 the Corporation completed its previously announced stock repurchase programs by purchasing 1,693,773 shares. Included in this amount was 1,488,479 shares repurchased in connection with the acquisition of Webster Bancorp, Inc. The average equity to average asset ratio was 7.39% and 9.06% for 2001 and 2000, respectively.

As of December 31, 2001, there were no material commitments for capital expenditures.

The Corporation and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2001, the Corporation and its banking subsidiary exceeded the regulatory minimums and the banking subsidiary met the regulatory definition of well capitalized.

LIQUIDITY

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and other borrowings, and to take advantage of interest rate market opportunities. Funding loan requests, providing for liability outflows, and managing interest rate fluctuations require continuous analysis in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature of mix of the banking institution's sources and uses of funds.

For the Corporation, the primary sources of short-term liquidity have been federal funds sold, commercial paper, interest-bearing deposits and U.S. Government and agency securities available for sale. In addition to these sources, short-term liquidity is provided by maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Corporation's asset/liability management program. When these sources are not adequate, the Corporation may use federal funds purchased, brokered deposits and its lines with the Federal Home Loan Banks as alternative sources of liquidity. Additionally, the Corporation's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At December 31, 2001 and 2000, respectively, federal funds sold were $101,946 and $23,647, interest-bearing deposits in banks were $972 and $967, and U.S. Government and agency securities available for sale were $144,615 and $226,231.

These sources and other liquid assets also satisfy long-term liquidity needs. Long-term liquidity is managed in the same way, only with longer maturities, to provide for future needs while maintaining interest margins. As discussed above, the Corporation utilized Federal Home Loan Bank advances to fund the leverage program. At December 31, 2001, the Corporation had $140,000 available from unused federal funds purchased agreements and in excess of $3,000 of available borrowing capacity from Federal Home Loan Bank lines. One of the Corporation's trust securities affiliates issued $18,000 in trust preferred securities in July 2001 for general working capital needs of the Corporation.

Liquidity for the parent company is provided by dividends from Integra Bank, cash balances and line of credit availability. Banking regulations impose restrictions on the ability of subsidiaries to pay dividends to the Corporation. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels. As of December 31, 2001, the Bank is unable to pay dividends to the parent without prior regulatory approval. During 2001, Integra Bank paid dividends of $46,000 to the parent company, pre-funding 2002 expected cash needs for dividends to shareholders and debt repayment obligations. The parent company has an unsecured line of credit available which permits it to borrow up to $17,000 at variable rates adjusted with changes in LIBOR. This line of credit reduces to $12,000 at March 31, 2002 and terminates, unless extended, at June 28, 2002. At December 31, 2001, $5,000 remained available for future use. Management believes that the parent company's current cash balances, $38,269 at December 31, 2001 and credit availability are adequate to meet its foreseeable liquidity needs, including expected dividends to shareholders at current levels and debt repayment obligations.

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

The Corporation's net income is dependent, to a significant degree, on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities reprice or mature on a different basis than interest-earning assets. When interest-earning assets reprice or mature more quickly than interest-bearing liabilities, a decrease in market rates could adversely affect net interest income, which occurred in 2001. Conversely, if interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in market rates could adversely affect net interest income. Changes in market rates can cause fluctuations in the current fair market values of financial instruments.

In order to manage its exposure to changes in interest rates, the Corporation monitors interest rate risk through analysis of standard gap reports and interest rate shock simulation reports on the effect of changes in interest rates on net interest income and on the economic value of equity (the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities). The following tables set forth, at December 31, 2001, an analysis of the Corporation's interest rate risk as measured by the estimated change in economic value of equity (EVE) and net interest income (NII) following parallel shifts in the yield curve.

Certain assumptions were employed in preparing data in the following tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios.


                                   Estimated Increase                       Estimated Increase
                                   (Decrease) in EVE                        (Decrease) in NII
    Changes in     Estimated      -------------------        Estimated      ------------------
Interest Rates    EVE Amount      Amount      Percent       NII Amount      Amount     Percent
--------------    ----------      ------      -------       ----------      ------     -------
(Basis Points)

         +200      $194,618     $(22,021)      (10.2)%      $ 91,807       $ 4,996        5.8%
            -       216,639            -           -          86,811             -          -
         -200       173,634      (43,005)      (19.9)         67,228       (19,583)     (22.6)


Our intentions and policy guidelines are to manage interest rate risk changes on net interest income within a 10% range and EVE within a 20% range. In the fourth quarter 2001, the Corporation implemented a new interest rate risk model and asset/liability process to improve its overall interest rate sensitivity management. The Corporation is within designated guidelines except for a -200 basis point rate decrease, which is deemed unlikely given the historically low current rates.

Our Asset/Liability Management process did not forecast the level nor impact of the prepayment speeds in our mortgage loan portfolio, and to a lesser extent, our investment securities portfolio, in the rapidly declining interest rate environment, which caused us to understate our asset sensitivity. The Corporation has upgraded its entire asset/liability management and processes, including a new model.

In 2002, the Corporation should benefit from approximately $700 million in certificates of deposit repricing during the fourth quarter of 2001 and the first quarter of 2002. At current rates, these liabilities have already or will reprice at 200-250 basis points lower than their current cost, which should increase significantly net interest income and net interest margin. Management's expectations are that interest rates will remain flat for most of 2002 with a reasonable probability that the economy will strengthen throughout the year and interest rates may increase in late 2002 and throughout 2003. As the Corporation's modeling indicates, net interest income should increase with rising interest rates. Management continues to evaluate alternatives to reduce the Corporation's interest rate risk.

Even if interest rates change in the designated amounts, there can be no assurance that the Corporation's assets and liabilities would perform as set forth. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE or NII than indicated above.

Financial instruments used to manage interest rate risk include investment securities and interest rate derivatives, which include interest rate caps, interest rate swaps and exchange traded option contracts. Financial instruments at December 31, 2001 are discussed more thoroughly in Notes 19 and 20 of the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Corporation considers its critical accounting policies to include the following:

Allowance for Loan Losses: The allowance for loan losses represents management's best estimate of probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for losses on losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management's assessment of several factors: actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations.

Loans are considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due in accordance with the contractual terms. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less estimated cost to sell. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which the collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Estimation of Fair Value: The estimation of fair value is significant to several of the Corporation's assets, including loans held for sale, investment securities available for sale, mortgage servicing rights and other real estate owned, as well as fair values associated with derivative financial instruments. These are all recorded at either fair value or the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for securities available for sale are based on quoted market prices. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities. The fair values for loans held for sale are based upon quoted market values while the fair values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. The fair values of derivative financial instruments are estimated based on current market quotes.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
For the Years Ended

December 31,                                                2001                                            2000
                                                            ----                                            ----
                                               Average         Interest       Yield/          Average         Interest       Yield/
EARNING ASSETS:                               Balances          & Fees         Cost          Balances          & Fees         Cost
                                              --------          ------         ----          --------          ------         ----
Interest-bearing deposits in banks            $      381       $     14        3.67%        $    1,522       $    136        8.94%
Federal funds sold & other
   short-term investments                        326,084         13,531        4.15%            28,311          1,843        6.51%
Securities:
   Taxable                                       811,945         51,776        6.38%           492,288         36,793        7.47%
   Tax-exempt                                    144,393         10,310        7.14%           151,491         12,633        8.34%
                                              ----------       --------        ----         ----------       --------        ----
   Securities before fair value
     adjustment                                  956,338         62,086        6.49%           643,779         49,426        7.68%
   Fair value adjustment on
     securities available for sale                14,044                                        (1,452)

     Total securities                            970,382                                       642,327

Loans                                          1,751,083        145,349        8.30%         1,679,881        150,798        8.98%
                                              ----------       --------        ----         ----------       --------        ----
     Total earning assets                      3,047,930       $220,980        7.25%         2,352,041       $202,203        8.60%
                                                               ========                                      ========
Non-earning assets                               218,392                                       159,906
                                              ----------       --------        ----         ----------       --------        ----
TOTAL ASSETS                                  $3,266,322                                    $2,511,947
                                              ==========       ========        ====         ==========       ========        ====

INTEREST-BEARING LIABILITIES:

Deposits
   Savings and interest-bearing demand        $  468,220       $  6,579        1.41%        $  413,546       $  7,985        1.93%
   Money market accounts                         236,658          8,883        3.75%           141,964          7,160        5.04%
   Certificates of deposit and other time      1,189,422         65,969        5.55%           956,784         53,534        5.60%
                                              ----------       --------        ----         ----------       --------        ----

     Total interest-bearing deposits           1,894,300         81,431        4.30%         1,512,294         68,679        4.54%

Federal funds purchased                            2,176             93        4.27%            14,402            813        5.65%
Repurchase agreements                            281,949         12,530        4.44%           192,744         11,868        6.16%
Other borrowings                                 630,280         40,204        6.38%           356,810         23,465        6.58%
                                              ----------       --------        ----         ----------       --------        ----
   Total interest-bearing liabilities          2,808,705       $134,258        4.78%         2,076,250       $104,825        5.05%
                                                               ========                                      ========
Noninterest-bearing liabilities and
   shareholders' equity                          457,617                                       435,697
                                              ----------       --------        ----         ----------       --------        ----
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                       $3,266,322                                    $2,511,947
                                              ==========       ========        ====         ==========       ========        ====
Interest income/earning assets                                 $220,980        7.25%                         $202,203        8.60%
Interest expense/earning assets                                 134,258        4.40%                          104,825        4.45%
                                              ----------       --------        ----         ----------       --------        ----
   Net interest income/earning assets                          $ 86,722        2.85%                         $ 97,378        4.15%
                                              ==========       ========        ====         ==========       ========        ====

December 31,                                                       1999
                                                                   ----
                                                   Average        Interest       Yield/
EARNING ASSETS:                                   Balances         & Fees         Cost
                                                  --------         ------         ----
Interest-bearing deposits in banks               $    1,112       $     49        4.41%
Federal funds sold & other
   short-term investments                            12,725            460        3.61%
Securities:
   Taxable                                          154,195          9,677        6.28%
   Tax-exempt                                       187,620         15,377        8.20%
                                                 ----------       --------        ----
   Securities before fair value
     adjustment                                     341,815         25,054        7.33%
   Fair value adjustment on
     securities available for sale                    3,184

     Total securities                               344,999

Loans                                             1,647,210        145,006        8.80%
                                                 ----------       --------        ----
     Total earning assets                         2,006,046       $170,569        8.50%
                                                                  ========
Non-earning assets                                  148,122
                                                 ----------       --------        ----
TOTAL ASSETS                                     $2,154,168
                                                 ==========       ========        ====

INTEREST-BEARING LIABILITIES:

Deposits
   Savings and interest-bearing demand           $  438,760       $ 10,200        2.32%
   Money market accounts                            116,681          4,451        3.81%
   Certificates of deposit and other time           901,262         45,835        5.09%
                                                 ----------       --------        ----

     Total interest-bearing deposits              1,456,703         60,486        4.15%

Federal funds purchased                              32,296          1,617        5.01%
Repurchase agreements                                31,446          1,281        4.07%
Other borrowings                                    166,999         11,173        6.69%
                                                 ----------       --------        ----
   Total interest-bearing liabilities             1,687,444       $ 74,557        4.42%
                                                                  ========
Noninterest-bearing liabilities and
   shareholders' equity                             466,724
                                                 ----------       --------        ----
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                          $2,154,168
                                                 ==========       ========        ====
Interest income/earning assets                                    $170,569        8.50%
Interest expense/earning assets                                     74,557        3.71%
                                                 ----------        -------        ----
   Net interest income/earning assets                             $ 96,012        4.79%
                                                 ==========       ========        ====


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

Refer to the discussion of Interest Rate Sensitivity in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Integra Bank Corporation

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Integra Bank Corporation ("Integra") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Integra's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Memphis, Tennessee
January 30, 2002

                    INTEGRA BANK CORPORATION and Subsidiaries
                  Consolidated Statements of Financial Position
                      (In Thousands, Except for Share Data)


                                                                                December 31,
                                                                            2001             2000
                                                                            ----             ----
ASSETS
Cash and due from banks                                                 $   79,178       $   73,934
Federal funds sold and other short-term investments                        102,918          164,329
                                                                        ----------       ----------
     Total cash and cash equivalents                                       182,096          238,263
Loans held for sale (at lower of cost or fair value)                        58,571            1,960
Securities available for sale                                            1,010,470          997,494
Loans, net of unearned income                                            1,599,732        1,687,330
Less:  Allowance for loan losses                                           (23,868)         (25,264)
                                                                        ----------       ----------
     Net loans                                                           1,575,864        1,662,066
Premises and equipment                                                      54,123           49,390
Intangible assets                                                           58,320           55,012
Other assets                                                                96,446           64,633
                                                                        ----------       ----------
TOTAL ASSETS                                                            $3,035,890       $3,068,818
                                                                        ==========       ==========
LIABILITIES
Deposits:
     Non-interest-bearing demand                                        $  220,447       $  199,226
     Interest-bearing:
         Savings, interest checking and money market accounts              719,147          609,144
         Time deposits of $100,000 or more                                 232,938          345,367
         Other interest-bearing                                            755,880          717,299
                                                                        ----------       ----------
    Total deposits                                                       1,928,412        1,871,036
Short-term borrowings                                                      244,032          383,735
Other borrowings                                                           564,448          540,504
Guaranteed preferred beneficial interests
     in the Corporation's subordinated debentures                           52,500           34,500
Other liabilities                                                           25,401           33,526
                                                                        ----------       ----------
     TOTAL LIABILITIES                                                   2,814,793        2,863,301

Commitments and contingent liabilities (Note 19)                                --               --

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
     None outstanding
Common stock - $1.00 stated value:
     Shares authorized: 29,000,000
     Shares outstanding: 17,284,035 and 15,880,999, respectively            17,284           15,881
Capital surplus                                                            125,334           99,497
Retained earnings                                                           77,935           86,990
Unearned compensation                                                         (270)              --
Accumulated other comprehensive income                                         814            3,149
                                                                        ----------       ----------
     TOTAL SHAREHOLDERS' EQUITY                                            221,097          205,517
                                                                        ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $3,035,890       $3,068,818
                                                                        ==========       ==========


See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                        Consolidated Statements of Income
                      (In Thousands, Except for Share Data)


                                                                                            Year Ended December 31,
                                                                             ----------------------------------------------
                                                                                 2001              2000              1999
                                                                                 ----              ----              ----
INTEREST INCOME
Interest and fees on loans:
       Taxable                                                               $   143,041       $   148,582      $   142,729
       Tax-exempt                                                                  1,656             1,278            1,464
Interest and dividends on securities:
       Taxable                                                                    50,652            36,793            9,677
       Tax-exempt                                                                  7,445             8,049            9,995
Interest on federal funds sold and other short-term investments                   13,545             1,979              509
                                                                             -----------       -----------      -----------
       Total interest income                                                     216,339           196,681          164,374

INTEREST EXPENSE
Interest on deposits                                                              81,432            68,679           60,486
Interest on short-term borrowings                                                 12,624            12,681            2,898
Interest on other borrowings                                                      40,203            23,465           11,173
                                                                             -----------       -----------      -----------
       Total interest expense                                                    134,259           104,825           74,557

NET INTEREST INCOME                                                               82,080            91,856           89,817
Provision for loan losses                                                         31,077             4,138           12,497
                                                                             -----------       -----------      -----------
       Net interest income after provision for loan losses                        51,003            87,718           77,320
                                                                             -----------       -----------      -----------
NON-INTEREST INCOME
Service charges on deposit accounts                                                9,301             7,880            7,713
Other service charges and fees                                                     5,672             4,012            4,168
Trust income                                                                       2,273             2,437            2,274
Securities gains (losses)                                                          8,212             1,497           (1,422)
Other                                                                              7,744             4,305              790
                                                                             -----------       -----------      -----------
       Total non-interest income                                                  33,202            20,131           13,523

NON-INTEREST EXPENSE
Salaries and employee benefits                                                    38,215            31,433           29,501
Occupancy                                                                          4,994             3,635            3,689
Equipment                                                                          5,049             4,342            3,856
Professional fees                                                                  5,590             4,469            4,164
Communication and transportation                                                   4,080             2,885            2,725
Processing                                                                         3,361             2,682            3,732
Marketing                                                                          2,115             2,943            1,203
Amortization of intangible assets                                                  5,299             3,441            3,657
Other                                                                              9,600             7,608            7,763
                                                                             -----------       -----------      -----------
       Total non-interest expense                                                 78,303            63,438           60,290
                                                                             -----------       -----------      -----------
Income before income taxes and cumulative effect of accounting change              5,902            44,411           30,553
Income taxes (benefit)                                                            (1,629)           13,920            7,909
                                                                             -----------       -----------      -----------
Income before cumulative effect of accounting change                               7,531            30,491           22,644
Cumulative effect of accounting change, net of tax                                  (273)               --               --
                                                                             -----------       -----------      -----------
NET INCOME                                                                   $     7,258       $    30,491      $    22,644
                                                                             ===========       ===========      ===========


Consolidated Statements of Income are continued on the following page.

                    INTEGRA BANK CORPORATION and Subsidiaries
                  Consolidated Statements of Income (Continued)
                      (In Thousands, Except for Share Data)


                                                                                          Year Ended December 31,
                                                                             ----------------------------------------------
                                                                                 2001              2000              1999
                                                                                 ----              ----              ----
Earnings per share:
       Basic:
            Income before cumulative effect of accounting change             $      0.43       $      1.77      $      1.28
            Cumulative effect of accounting change, net of tax                     (0.01)               --               --
                                                                             -----------       -----------      -----------
            Net Income                                                       $      0.42       $      1.77      $      1.28
                                                                             ===========       ===========      ===========
       Diluted:
            Income before cumulative effect of accounting change             $      0.43       $      1.77      $      1.27
            Cumulative effect of accounting change, net of tax                     (0.01)               --               --
                                                                             -----------       -----------      -----------
            Net Income                                                       $      0.42       $      1.77      $      1.27
                                                                             ===========       ===========      ===========

Weighted average shares outstanding:
       Basic                                                                  17,199,568        17,233,413       17,701,235
       Diluted                                                                17,221,404        17,254,335       17,794,188


See Accompanying Notes to Consolidated Financial Statements.


                    INTEGRA BANK CORPORATION and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                      (In Thousands, Except for Share Data)


                                                                                       Year Ended December 31,
                                                                             ----------------------------------------
                                                                                2001           2000            1999
                                                                                ----           ----            ----
Net income                                                                   $  7,258        $ 30,491        $ 22,644

Other comprehensive income, net of tax:
     Unrealized gain (loss) on securities:
         Unrealized gain (loss) arising in period                               3,434           5,881          (7,124)
         Reclassification of realized amounts                                  (4,884)           (890)            846
                                                                             --------        --------        --------
         Net unrealized gain (loss) on securities                              (1,450)          4,991          (6,278)

     Unrealized gain (loss) on hedged derivatives arising in period              (885)             --              --

Net unrealized gain (loss), recognized in other comprehensive income           (2,335)          4,991          (6,278)
                                                                             --------        --------        --------
Comprehensive income                                                         $  4,923        $ 35,482        $ 16,366
                                                                             ========        ========        ========


See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
           Consolidated Statements of Changes In Shareholders' Equity
                      (In Thousands, Except for Share Data)


                                                         Common          Common        Capital       Retained       Unearned
                                                         Shares          Stock         Surplus       Earnings     Compensation
                                                         ------          -----         -------       --------     ------------
BALANCE AT DECEMBER 31, 1998                           16,842,456       $16,842       $123,561       $ 83,536       $  --

Net income                                                     --            --             --         22,644          --
Cash dividend declared                                         --            --             --        (13,807)         --
Repurchase of outstanding shares                         (235,011)         (235)        (6,455)            --          --
Change in unrealized gain/loss on securities                   --            --             --             --          --
Stock dividend                                            840,714           841         20,200        (21,074)         --
Exercise of stock options                                  69,958            70          1,474             --          --
Employee Stock Ownership Plan (ESOP)                           --            --            113             --          --
Market value and shares issued adjustment                      --            --             --             --          --
                                                       ----------       -------       --------       --------       -----
BALANCE AT DECEMBER 31, 1999                           17,518,117        17,518        138,893         71,299          --
                                                       ----------       -------       --------       --------       -----
Net income                                                     --            --             --         30,491          --
Cash dividend declared                                         --            --             --        (14,800)         --
Repurchase of outstanding shares                       (1,693,773)       (1,694)       (40,203)            --          --
Change in unrealized gain/loss on securities                   --            --             --             --          --
Exercise of stock options                                  56,655            57            807             --          --
Market value and shares issued adjustment                      --            --             --             --          --
                                                       ----------       -------       --------       --------       -----
BALANCE AT DECEMBER 31, 2000                           15,880,999        15,881         99,497         86,990          --
                                                       ----------       -------       --------       --------       -----
Net income                                                     --            --             --          7,258          --
Cash dividend declared                                         --            --             --        (16,313)         --
Repurchase of outstanding shares                         (175,500)         (176)        (4,130)            --          --
Change in unrealized gain/loss on:
     Securities                                                --            --             --             --          --
     Interest rate swaps                                       --            --             --             --          --
Exercise of stock options                                  62,569            63          1,026             --          --
Issuance of stock for acquisition                       1,499,967         1,500         28,589             --          --
Grant of restricted stock                                  16,000            16            352             --        (368)
Unearned compensation amortization                             --            --             --             --          98
                                                       ----------       -------       --------       --------       -----
BALANCE AT DECEMBER 31, 2001                           17,284,035       $17,284       $125,334       $ 77,935       $(270)
                                                       ==========       =======       ========       ========       =====


                                                        Accumulated                    Common
                                                           Other         Unearned      Stock
                                                       Comprehensive       ESOP        Owned
                                                          Income          Shares      By ESOP
                                                          ------          ------      -------
BALANCE AT DECEMBER 31, 1998                             $ 4,436           $(52)      $(10,043)

Net income                                                    --             --             --
Cash dividend declared                                        --             --             --
Repurchase of outstanding shares                              --             --             --
Change in unrealized gain/loss on securities              (6,278)            --             --
Stock dividend                                                --             --             --
Exercise of stock options                                     --             --             --
Employee Stock Ownership Plan (ESOP)                          --             52            (52)
Market value and shares issued adjustment                     --             --          7,315
                                                         -------           ----       --------
BALANCE AT DECEMBER 31, 1999                              (1,842)            --         (2,780)
                                                         -------           ----       --------
Net income                                                    --             --             --
Cash dividend declared                                        --             --             --
Repurchase of outstanding shares                              --             --             --
Change in unrealized gain/loss on securities               4,991             --             --
Exercise of stock options                                     --             --             --
Market value and shares issued adjustment                     --             --          2,780
                                                         -------           ----       --------
BALANCE AT DECEMBER 31, 2000                               3,149             --             --
                                                         -------           ----       --------
Net income                                                    --             --             --
Cash dividend declared                                        --             --             --
Repurchase of outstanding shares                              --             --             --
Change in unrealized gain/loss on:
     Securities                                           (1,450)            --             --
     Interest rate swaps                                    (885)            --             --
Exercise of stock options                                     --             --             --
Issuance of stock for acquisition                             --             --             --
Grant of restricted stock                                     --             --             --
Unearned compensation amortization                            --             --             --
                                                         -------           ----       --------
BALANCE AT DECEMBER 31, 2001                             $   814           $ --       $     --
                                                         =======           ====       ========


See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                        2001              2000               1999
                                                                        ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $     7,258       $    30,491       $    22,644
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Federal Home Loan Bank stock dividends                                    (272)             (378)             (293)
 Amortization and depreciation                                           15,476             6,417             8,094
 Employee benefit expenses                                                   98                --               482
 Provision for loan losses                                               31,077             4,138            12,497
 Net securities (gains) losses                                           (8,212)           (1,497)            1,422
 (Gain) loss on sale of premises and equipment                               48              (151)              (95)
 Loss on sale of other real estate owned                                    158                82               117
 Loss on low-income housing investments                                     927               691             1,013
 Increase in deferred taxes                                              10,057               371             1,103
 Increase in other assets                                               (29,322)          (24,594)           (5,284)
 Increase (decrease) in other liabilities                               (19,998)            8,847            (2,677)
                                                                    -----------       -----------       -----------
  Net cash flows provided by operating activities                         7,295            24,417            39,023
                                                                    -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale             1,020,133           169,215           116,781
Proceeds from sales of securities available for sale                  1,170,692           326,043             4,092
Purchase of securities available for sale                            (2,103,148)       (1,149,235)         (101,093)
(Increase) decrease in loans made to customers                          154,759           103,130           (58,321)
Purchase of premises and equipment                                       (3,498)           (8,244)           (8,659)
Proceeds from sale of premises and equipment                                275             4,105             5,967
Proceeds from sale of other real estate owned                             1,818             1,851             1,380
Net cash and cash equivalents from acquisitions                          25,115            41,405                --
                                                                    -----------       -----------       -----------
  Net cash flows provided by (used in) investing activities             266,146          (511,730)          (39,853)
                                                                    -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                    (190,576)           11,631           (39,924)
Net proceeds (payments) on short-term borrowings                       (150,479)          293,746            56,607
Proceeds from other borrowings                                           87,979           527,171            62,075
Repayment of other borrowings                                           (57,169)         (125,038)          (63,249)
Dividends paid                                                          (16,146)          (14,584)          (13,496)
Repurchase of common stock                                               (4,306)          (41,897)           (6,690)
Proceeds from exercise of stock options                                   1,089               864             1,228
                                                                    -----------       -----------       -----------
  Net cash flows provided by (used in) financing activities            (329,608)          651,893            (3,449)
                                                                    -----------       -----------       -----------
Net (decrease) increase in cash and cash equivalents                    (56,167)          164,580            (4,279)
                                                                    -----------       -----------       -----------
Cash and cash equivalents at beginning of year                          238,263            73,683            77,962
                                                                    -----------       -----------       -----------
Cash and cash equivalents at end of year                            $   182,096       $   238,263       $    73,683
                                                                    ===========       ===========       ===========


Consolidated Statements of Cash Flows are continued on the following page.

                    INTEGRA BANK CORPORATION and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                 (In Thousands)


                                                                                                 Year Ended December 31,
                                                                                                 -----------------------
                                                                                        2001            2000             1999
                                                                                        ----            ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
     Interest                                                                        $ 135,309       $  98,600         $ 75,447
     Income taxes                                                                        7,228          13,695            6,601

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain)/loss on securities available for sale      $  (2,438)      $   8,141         $(10,042)
Change in deferred taxes attributable to securities available for sale                    (988)         (3,150)           3,764
Other real estate acquired in settlement of loans                                        3,703           2,535            1,973

Purchase of subsidiaries:
Assets acquired:
     Securities                                                                      $  99,991       $       -
     Loans                                                                             159,948          98,150
     Premises and equipment                                                              5,814           3,397
     Other assets                                                                       11,641          22,645
Liabilities assumed:
     Deposits                                                                         (247,953)       (164,744)
     Short-term borrowings                                                             (10,776)              -
     Other borrowings                                                                  (11,134)              -
     Other liabilities                                                                  (2,557)              -
Shareholders' Equity                                                                   (30,089)           (853)
                                                                                     ---------       ---------
       Net cash and cash equivalents from acquisitions                               $  25,115       $  41,405
                                                                                     =========       =========


See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (In Thousands, Except for Share Data)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation ("Corporation") is a bank holding company which provides a full range of banking services to individual and corporate customers in Indiana, Illinois, Kentucky and Southwestern Ohio through its wholly owned banking subsidiary, Integra Bank N.A. ("Integra Bank"). Integra Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Corporation and its banking subsidiary are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominate practice within the banking industry.

Following is a description of the Corporation's significant accounting policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries: Integra Bank, Integra Capital Trust I, Integra Capital Trust II and Twenty-One Southeast Third Corporation. All significant intercompany transactions and balances have been eliminated. The Corporation and its subsidiaries utilize the accrual basis of accounting. Certain prior period amounts have been reclassified to conform with the 2001 financial reporting presentation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to short-term changes include valuation of the securities portfolio, the determination of the allowance for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual results could differ from those estimates.

CASH FLOWS

Cash and cash equivalents include cash on hand, amounts due from banks, short-term investments, commercial paper and federal funds sold which are readily convertible to known amounts of cash. Interest-bearing deposits in banks, regardless of maturity, are considered short-term investments. At December 31, 2001, federal funds sold and commercial paper totaled $101,946 and $0, respectively, compared to $23,647 and $139,715, respectively, at December 31, 2000.

TRUST ASSETS

Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Integra Bank, is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation.

SECURITIES

Securities classified as trading are those debt and equity securities that the Corporation bought and principally held for the purpose of selling them in the near future. Gains and losses on sales and fair-value adjustments are included as a component of net income.

Securities classified as held to maturity are those securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

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

LOAN SALES

When the Corporation sells loans through either securitizations or individual loan sales, it may retain one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized or sold loans. Gain or loss on sale of the loans depends in part on the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Corporation calculates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - credit losses, prepayments speeds, forward yield curves and discount rates commensurate with the risks involved.

Servicing rights resulting from loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment on an ongoing basis based on fair value, with any impairment recognized through a valuation allowance. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. Costs of servicing loans are charged to expense as incurred. At December 31, 2001 and 2000, the Corporation had mortgage servicing rights assets of $726 and $0, respectively.

LOANS

Loans are stated at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of aggregate cost or fair value.

Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method which approximates the effective interest rate. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. The Corporation's policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Upon discontinuance of interest accrual, unpaid accrued interest is reversed. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest and principal.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is that amount which, in management's opinion, is adequate to absorb probable loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged-off amounts are credited to the allowance. A provision for loan losses is charged to operations based upon management's ongoing evaluation of the factors previously mentioned as well as any other pertinent factors.

The adequacy of the allowance for loan losses is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio. The Corporation's methodology for assessing the appropriate reserve level consists of several key elements.

A review of selected loans (based on loan type and size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with reviews by the bank's credit review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." Loans are considered impaired when, based on current information and events, management considers it probable the Corporation will not be able to collect all amounts due. The allowance established for impaired loans is determined based on the fair value of the investment measured using either the present value of expected cash flows based on the initial effective interest rate on the loan or the fair value of the collateral if the loan is collateral dependent.

Historical loss ratios are applied to other loans not subject to specific allowance allocations. Homogeneous pools of loans, such as consumer installment and residential real estate loans, are not individually reviewed. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in the bank's geographic areas, specific industry financial conditions and other factors.

The unallocated portion of the allowance is determined based on management's assessment of economic conditions and specific economic factors in the individual markets in which the Corporation operates.

PREMISES AND EQUIPMENT

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of up to thirty-one and one-half years for premises and five to ten years for furniture and equipment. Costs of major additions and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred.

INTANGIBLE ASSETS

Costs in excess of fair value of net assets acquired consist primarily of goodwill and core deposit intangibles. Goodwill and other intangibles are amortized on a straight-line basis over varying periods up to 25 years. Management evaluates the carrying value of intangibles based upon facts and circumstances surrounding the associated assets. In the event that facts and circumstances indicate that the carrying value of intangibles may be impaired, an evaluation of recoverability would be performed.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Corporation's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Corporation may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract's specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting.

Effective January, 2001, the Corporation adopted SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. On the date the Corporation enters into a derivative contract, the Corporation designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded as a component of accumulated other comprehensive income within shareholders' equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income.

Prior to entering a hedge transaction, the Corporation formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation considers hedge instruments with a correlation from 80% to 120% to be sufficiently effective to qualify as a hedge instrument. If it is determined that the derivative instrument is no longer highly effective as a hedge or if the hedge instrument is terminated, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in net income.

Upon adoption of this statement on January 1, 2001, the Corporation recorded a cumulative effect of change in accounting principle of $273, net of tax.

Cash Flow Hedges - The Corporation has entered into interest rate swaps to convert floating-rate liabilities to fixed rates. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded.

Free-Standing Derivative Instruments - During 2000, the Corporation entered into interest rate cap contracts to limit its exposure to rising interest costs on repurchase agreements. These derivative contracts are not being accounted for as cash flow or fair value hedges.

INCOME TAXES

The Corporation and its subsidiaries file a consolidated Federal income tax return with each organization computing its taxes on a separate company basis. The provision for income taxes is based on income as reported in the financial statements. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Investment tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141, "Business Combinations", was issued in June 2001 and requires all business combinations to be accounted for by the purchase method of accounting and eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. In addition, it further clarifies criteria for recognition of intangible assets separately from goodwill. In 2001, the Corporation adopted this statement, which did not have a material impact on the Corporation's consolidated results of operations, financial position or cash flows.

SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in June 2001 and requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but rather be subject to annual testing for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Effective January 1, 2002, the Corporation adopted SFAS No. 142 and implemented certain provisions, specifically the discontinuation of goodwill amortization. Application of the nonamortization provisions of the statement is expected to reduce goodwill amortization expense by approximately $2.8 million compared to 2001. The Corporation is currently evaluating the remaining provisions of SFAS No. 142 to determine the effect, if any, they may have on the Corporation's consolidated results of operations, financial position or cash flows.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued in June 2001 and provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Corporation beginning January 1, 2003 and early adoption is permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Corporation's consolidated results of operations, financial position or cash flows.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001 and excludes from the definition of long-lived assets, goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Corporation beginning January 1, 2002. The Corporation is currently evaluating the impact of SFAS No. 144 to determine the effect, if any, it may have on the Corporation's consolidated results of operations, financial position or cash flows.

NOTE 2. BUSINESS COMBINATIONS

On January 31, 2001, the Corporation issued 1,499,967 shares of common stock in exchange for all of the outstanding shares of Webster Bancorp, Inc., parent company for West Kentucky Bank, headquartered in Madisonville, Kentucky. At January 31, 2001, Webster Bancorp had total assets and shareholders' equity of $291,246 and $18,826, respectively. Goodwill and core deposit intangible assets of $6,994 and $2,213, respectively, were recorded in connection with this transaction. The core deposit intangible asset will be amortized on a straight-line basis over 12.5 years. The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward.

On November 16, 2000, the Corporation acquired four banking offices in Bowling Green and Franklin, Kentucky with approximately $98,150 in loans and assumed deposit liabilities of approximately $164,744 from AmSouth Bank. Goodwill and core deposit intangible assets of $9,464 and $10,200, respectively, are being amortized over periods up to 14 years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares outstanding. Diluted earnings per share is computed as above, adjusted for the dilutive effects of stock options and restricted stock. Weighted average shares of common stock have been increased for the assumed exercise of stock options with proceeds used to purchase treasury stock at the average market price for the period.

The following provides a reconciliation of basic and diluted earnings per share:


For the Year Ended December 31,                                2001               2000               1999
-------------------------------                                ----               ----               ----
Net income                                                $     7,258        $    30,491        $    22,644

       Weighted Average shares outstanding - Basic         17,199,568         17,233,413         17,701,235
       Stock option adjustment                                 20,145             20,922             92,953
       Restricted stock adjustment                              1,691                 --                 --
                                                          -----------        -----------        -----------
       Average shares outstanding - Diluted               $17,221,404        $17,254,335        $17,794,188
                                                          ===========        ===========        ===========

Earnings per share-Basic                                  $      0.42        $      1.77        $      1.28
       Effect of stock options                                     --                 --              (0.01)
                                                          -----------        -----------        -----------
Earnings per share - Diluted                              $      0.42        $      1.77        $      1.27
                                                          ===========        ===========        ===========

NOTE 4. CASH AND DUE FROM BANKS

Aggregate cash and due from bank balances were maintained in satisfaction of the statutory reserve requirements of the Federal Reserve Bank of St. Louis of $0 and $26,274 as of December 31, 2001 and 2000, respectively.

NOTE 5. SECURITIES

Amortized cost and fair value of securities classified as available for sale are as follows:

                                                          Gross           Gross
                                        Amortized       Unrealized      Unrealized         Fair
                                          Cost            Gains           Losses           Value
                                          ----            -----           ------           -----
December 31, 2001:
U.S. Government agencies               $  144,695        $ 1,018          $1,098        $  144,615
Mortgage-backed securities                657,025          6,596           6,075           657,546
States & political subdivisions           146,125          2,635           1,316           147,444
Other securities                           59,768          1,127              30            60,865
                                       ----------        -------          ------        ----------
    Total                              $1,007,613        $11,376          $8,519        $1,010,470
                                       ==========        =======          ======        ==========

December 31, 2000:
U.S. Government agencies               $  225,938        $   435          $  142        $  226,231
Mortgage-backed securities                586,228          3,748             557           589,419
States & political subdivisions           133,372          2,129             665           134,836
Other securities                           46,660            415              67            47,008
                                       ----------        -------          ------        ----------
    Total                              $  992,198        $ 6,727          $1,431        $  997,494
                                       ==========        =======          ======        ==========

The amortized cost and fair value of the securities as of December 31, 2001, by contractual maturity, except for mortgage-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.


Maturity of securities available for sale:

                                    Maturity         1 - 5 Years         5 - 10 Years         Over 10 Years
                                  Under 1 Year         Maturity            Maturity              Maturity                 Total
                                  ------------         --------            --------              --------                 -----
                               Amount    Yield     Amount     Yield      Amount    Yield     Amount     Yield       Amount    Yield
                               ------    -----     ------     -----      ------    -----     ------     -----       ------    -----
U. S. Government agencies     $   150    6.32%    $ 25,405    4.00%    $ 54,988    6.30%    $ 64,152    5.96%    $  144,695   5.67%
Mortgage-backed securities        124    7.18%      77,919    7.77%     577,982    6.67%       1,000    4.18%       657,025   6.93%
States & subdivisions           9,752    7.72%      22,078    6.85%      31,635    6.87%      82,660    7.16%       146,125   7.08%
Other securities                    -       -%         500   12.00%      29,765    7.21%      29,503    7.42%        59,768   7.35%
                              -------    ----     --------    ----     --------    ----     --------    ----     ----------   ----
Amortized Cost                $10,026    7.69%    $125,902    6.86%    $694,370    6.67%    $177,315    6.75%    $1,007,613   6.79%
                              =======    ====     ========    ====     ========    ====     ========    ====     ==========   ====
Fair Value                    $10,079             $129,063             $692,342             $178,986             $1,010,470
                              =======    ====     ========    ====     ========    ====     ========    ====     ==========   ====


Securities gains and (losses) are summarized as follows:

                               2001         2000          1999
                               ----         ----          ----
Gross realized gains          $8,927       $2,103       $    55
Gross realized losses           (715)        (606)       (1,477)
                              ------       ------       -------
       Total                  $8,212       $1,497       $(1,422)
                              ======       ======       =======


At December 31, 2001 and 2000, the carrying value of securities pledged to secure public deposits, trust funds and short-term borrowings was $591,383 and $586,196, respectively. Included in securities classified as available for sale is $34,691 and $28,052 of nonmarketable equity securities, primarily Federal Home Loan Bank and Federal Reserve Bank stock at December 31, 2001 and 2000, respectively.

During 2000, the Corporation securitized residential mortgage loans with a market value of $37,842, effectively transferring the underlying mortgages from loans to investment securities. The securities, guaranteed by the Federal Home Loan Mortgage Corporation, are carried at fair value as determined by market quotes. Key assumptions used in measuring the retained interests at the date of securitization, included prepayment speed of 11.70%, discount rate of 7.62% and weighted average life of 4.4 years. At December 31, 2000, the remaining interest in the securitized assets totaled $5,693. The remaining securities were sold during 2001.

NOTE 6. LOANS


A summary of loans as of December 31 follows:

                                                               2001             2000
                                                               ----             ----
Real estate loans                                           $1,118,607      $1,154,129
Commercial, industrial and agricultural loans                  326,420         353,318
Economic development loans and other
     obligations of state and political subdivisions            19,980          25,120
Consumer loans                                                 126,280         138,230
Direct lease financing                                           2,346           8,932
Leveraged leases                                                 5,658           5,554
Other loans                                                        584           2,190
                                                            ----------      ----------
     Total loans                                             1,599,875       1,687,473
Less:  unearned income on loans                                    143             143
                                                            ----------      ----------
     Loans - net of unearned income                         $1,599,732      $1,687,330
                                                            ==========      ==========


The following table presents data on impaired loans at December 31:


                                                                                2001         2000         1999
                                                                                ----         ----         ----
Impaired loans for which there is a related allowance for loan losses         $ 3,033      $20,345       $24,201
Impaired loans for which there is no related allowance for loan losses         13,323        3,263         2,739
                                                                              -------      -------       -------
     Total impaired loans                                                      16,356       23,608        26,940

Less: Government guaranteed portion of impaired loans                              --       (1,584)       (2,357)
                                                                              -------      -------       -------
     Net                                                                      $16,356      $22,024       $24,583
                                                                              =======      =======       =======

Allowance for loan losses for impaired loans
     included in the allowance for loan losses                                $ 1,948      $10,213       $10,114
Average recorded investment in impaired loans                                  16,410       26,076        27,975
Interest income recognized from impaired loans                                    651          254           423
Cash basis interest income recognized from impaired loans                         616          272           614


The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying Consolidated Statements of Financial Position. The amount of unpaid principal balances of these loans was $105,464, $44,693 and $196,872 as of December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2000, the Corporation sold approximately $189,000 of serviced mortgages.

In the normal course of business, Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and the Corporation. The activity in these loans during 2001 is as follows:


Balance as of January 1, 2001                          $ 24,635
New loans                                                11,864
Repayments                                              (16,125)
Director and officer changes                             (5,074)
                                                       --------
Balance as of December 31, 2001                        $ 15,300
                                                       ========


NOTE 7. LEASE FINANCING

The Corporation's leasing operations include direct financing, leveraged leases and operating leases. The direct financing leasing activity involves the leasing of various types of office, data processing, and transportation equipment. These equipment leases have lives of three to seven years.

Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, initial direct costs (net of fees), and the estimated unguaranteed residual value of the leased equipment, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income on each lease is recognized using an effective interest rate method.

The composition of the net investment in direct lease financing at December 31 is as follows:

                                                            2001          2000
                                                            ----          ----
Minimum lease payments receivable                          $1,303       $10,312
Add estimated residual values of leased equipment           1,576         2,309
Add initial direct costs                                        5            40
Less: unearned lease income                                  (538)       (3,729)
                                                           ------       -------
     Net investment in direct lease financing              $2,346       $ 8,932
                                                           ======       =======


At December 31, 2001, the minimum future lease payments due under the direct financing leases are as follows:


2002                                                 $  595
2003                                                    363
2004                                                    171
2005                                                    126
2006                                                     48
                                                     ------
   Total minimum future lease payments               $1,303
                                                     ======


In 1997 IBNK Leasing entered into two leveraged leases with a regional air carrier for aircraft, which have an estimated economic life of 23 years, and were leased for a term of 16.5 years. The equity investment in the aircraft represented 22% of the purchase price; the remaining 78% was furnished by third-party financing in the form of long-term debt with no recourse against the lessor and is secured by a first lien on the aircraft. At the end of the lease term, the aircraft will be returned to the lessor. The residual value at that time was estimated to be 32% of the cost. For federal income tax purposes, the lessor receives the benefit of tax deductions for depreciation on the entire leased asset and for the interest on the long-term debt. Since during the early years of the lease those deductions exceeded the lease rental income, excess deductions are available to offset other taxable income. In the later years of the lease, rental income will exceed the deductions, which will increase taxable income. Deferred taxes are provided to reflect this reversal of tax deductions. The net investment in leveraged leases at December 31 is composed of the following elements:

                                                                             2001        2000
                                                                             ----        ----
Rentals receivable (net of principal and interest on nonrecourse debt)      $1,841      $1,841
Estimated residual value of leased assets                                    5,722       5,722
Less:  unearned and deferred income                                          1,905       2,009
                                                                            ------      ------
Investment in leveraged leases                                               5,658       5,554
Less:  deferred taxes arising from leveraged leases                          4,120       3,782
                                                                            ------      ------
Net investment in leveraged leases                                          $1,538      $1,772
                                                                            ======      ======


NOTE 8. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

                                                             2001           2000           1999
                                                             ----           ----           ----
Balance at beginning of year                              $ 25,264       $ 25,155       $ 18,443
Allowance associated with acquisitions                       4,018          1,103             --
Provision for loan losses                                   31,077          4,138         12,497
Loans charged to allowance                                 (11,956)        (6,493)        (7,664)
Writedowns from loans transferred to held for sale         (26,047)            --             --
Recoveries credited to allowance                             1,512          1,361          1,879
                                                          --------       --------       --------
     Balance at end of year                               $ 23,868       $ 25,264       $ 25,155
                                                          ========       ========       ========

NOTE 9. PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

                                                  2001          2000
                                                  ----          ----
Land, buildings, and lease improvements          $63,708      $56,489
Equipment                                         30,757       28,085
Construction in progress                           1,112        1,842
                                                 -------      -------
     Total cost                                   95,577       86,416

Less accumulated depreciation                     41,454       37,026
                                                 -------      -------
     Net premises and equipment                  $54,123      $49,390
                                                 =======      =======


Depreciation expense for 2001, 2000 and 1999 was $4,428, $3,689 and $3,794,
respectively.

NOTE 10. DEPOSITS

As of December 31, 2001, the scheduled maturities of time deposits are as follows:

Time Deposit Maturities
-----------------------
    2002                                     $763,283
    2003                                      132,325
    2004                                       37,036
    2005                                       35,226
2006 and thereafter                            20,948
                                             --------
Total                                        $988,818
                                             ========

NOTE 11. INCOME TAXES

The components of income tax expense for the three years ended December 31 are as follows:


                                         2001         2000         1999
                                         ----         ----         ----
Federal:
   Current                             $ 7,128       $11,861       $7,661
   Deferred                             (8,791)           (6)        (931)
                                       -------       -------       ------
     Total                              (1,663)       11,855        6,730

State:
   Current                               1,300         2,430        1,351
   Deferred                             (1,266)         (365)        (172)
                                       -------       -------       ------
     Total                                  34         2,065        1,179
                                       -------       -------       ------
      Total income taxes               $(1,629)      $13,920       $7,909
                                       =======       =======       ======

The portion of the tax provision (benefit) relating to realized securities gains and losses amounted to $3,328, $607 and $(576) for 2001, 2000 and 1999, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

                                                             2001          2000         1999
                                                             ----          ----         ----
Federal income tax computed at the statutory rates         $ 2,066       $15,544       $10,694
Adjusted for effects of:
   Nontaxable municipal interest                            (3,247)       (2,817)       (3,498)
   Goodwill amortization                                     1,155           865           934
   Nondeductible expenses                                      561           540           578
   State income taxes, net of federal tax benefits              22         1,342           738
   Low Income Housing Credit                                  (838)         (835)         (998)
   Cash surrender value of life insurance policy              (515)         (308)           --
   Dividend received deduction                                (776)         (236)           --
   Other differences                                           (57)         (175)         (539)
                                                           -------       -------       -------
     Total income taxes (benefit)                          $(1,629)      $13,920       $ 7,909
                                                           =======       =======       =======


The net deferred tax asset (liability) in the accompanying statements of financial position includes the following amounts of deferred tax assets and liabilities:

                                                           December 31,
                                                       2001            2000
                                                       ----            ----
Deferred tax liability                               $(15,011)      $(13,515)
Deferred tax asset                                     23,311         11,691
Valuation allowance for deferred tax assets              (330)          (151)
                                                     --------       --------
   Net deferred tax asset (liability)                $  7,970       $ (1,975)
                                                     ========       ========


The tax effects of principal temporary differences are shown in the following table:


                                                                December 31,
                                                              2001       2000
                                                              ----       ----
Allowance for loan losses                                  $ 9,042      $ 8,734
Direct financing and leveraged leases                        5,007        2,957
Prepaid pension costs                                            -         (410)
Premises and equipment                                     (11,216)     (10,361)
Purchase accounting adjustments                             (1,857)           -
Writedown on loans held for sale                             9,262            -
Unrealized loss on hedging instruments                        (603)           -
Unrealized gain on securities available for sale            (1,158)      (2,146)
Other                                                         (177)        (598)
                                                           -------     --------
   Net temporary differences                                 8,300       (1,824)
                                                           -------     --------
Valuation allowances                                          (330)        (151)
                                                           -------     --------
   Net deferred tax asset (liability)                      $ 7,970     $ (1,975)
                                                           =======     ========

NOTE 12. SHORT-TERM BORROWINGS

Information concerning short-term borrowings for the years ended December 31 was as follows:

                                                           2001          2000
                                                           ----          ----
Federal funds purchased:
Average amount outstanding                              $  2,176       $ 14,402
Maximum amount at any month-end                            6,250         46,000
Weighted average interest rate:
   During year                                              4.27%         5.65%
   End of year                                               N/A          6.00%

Securities sold under agreements to repurchase:
Average amount outstanding                              $281,949       $192,744
Maximum amount at any month-end                          350,678        380,435
Weighted average interest rate:
   During year                                              4.44%          6.16%
   End of year                                              3.75%          6.69%

NOTE 13. OTHER BORROWINGS

Other borrowings at December 31 consist of the following:


                                                                                         2001         2000
                                                                                         ----         ----
Parent Company:
     Unsecured line of credit,  variable rate adjusted for changes to                 $ 12,000      $ 12,000
         LIBOR, due in 2002 (3.12% and 7.20% at December 31, 2001 and 2000,
         respectively)

Subsidiaries:
     Federal Home Loan Bank advances, due at various dates through 2018,               530,652       511,303
         secured by mortgage-backed securities and mortgage loans
         (weighted average rates of 6.14% and 6.20% at December 31, 2001 and
         2000, respectively)

     Unsecured note payable, 8.10%, payable $83 plus interest monthly                   10,417        11,417
         through 2003 with a final balloon payment of $9,083

     Notes payable secured by equipment and an investment in a leveraged                 1,647         5,784
         lease, due at various dates through 2004, interest rates varying from
         5.97% to 8.16%

     Notes payable secured by equipment, 7.26%, due at various dates                     9,732            --
         through 2012
                                                                                      --------      --------
Total other borrowings                                                                $564,448      $540,504
                                                                                      ========      ========

At December 31, 2001, the Corporation was not in compliance with a financial covenant related to the subsidiaries' unsecured note payable and note payable, requiring that the Corporation maintain, on a consolidated basis, a return on average assets ratio in excess of .70%. The Corporation received a waiver, dated February 20, 2002, of the covenant until March 30, 2002. The Corporation intends to seek additional waivers of the covenant and/or use additional sources of cash and/or debt financing to refinance the debt if additional waivers cannot be obtained.

At December 31, 2001, the Corporation had $140,000 available from unused federal funds purchased agreements and in excess of $3,000 of available borrowing capacity from the Federal Home Loan Bank. In addition, the Corporation has an unsecured line of credit available which permits it to borrow up to $17,000 at variable rates adjusted with changes in LIBOR through June 28, 2002. This line of credit will be reduced to $12,000 at March 31, 2002 and terminates, unless extended, at June 28, 2002. At December 31, 2001, $5,000 remained available for future use.

Aggregate maturities required on other borrowings at December 31, 2001 are due in future years as follows:

2002                                    $ 23,067
2003                                      25,809
2004                                       5,052
2005                                     106,741
2006                                      58,858
Thereafter                               344,921
------------------------------------------------
     Total principal payments           $564,448
================================================

NOTE 14. TRUST PREFERRED SECURITIES

On July 16, 2001, the Corporation issued $18 million of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semiannually. The issue matures on July 25, 2031.

On March 30, 1998, the Corporation issued through a subsidiary, Integra Capital Trust I, $34.5 million of 8.25% Cumulative Trust Preferred Securities which will mature on March 31, 2028. Issuance costs of $581 were paid by the Corporation and are being amortized over the life of the securities.

The principal assets of each trust subsidiary are subordinated debentures of the Corporation. The subordinated debentures bear interest at the same rate as the related trust preferred securities and mature on the same dates. The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.

The obligations of the Corporation with respect to the trust preferred securities constitute a full and unconditional guarantee by the Corporation of the trusts' obligations with respect to the securities.

Subject to certain exceptions and limitations, the Corporation may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Corporation from declaring or paying cash distributions on the Corporation's common stock or debt securities that rank pari passu or junior to the subordinated debenture.

NOTE 15. SHAREHOLDERS' EQUITY

On July 18, 2001, the Corporation adopted a Shareholder Rights Plan. Under the Plan, rights were distributed at the rate of one right for each share held by shareholders of record as of the close of business on July 30, 2001. Initially, each right will entitle shareholders to buy one one-hundredth of a share of preferred stock at a purchase price of $75.

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

The Corporation also approved a stock buy-back program to purchase up to 5% of the outstanding shares of the Corporation's common stock through July 18, 2002. The shares of common stock purchased will be used to fund future stock dividends, awards under stock-based compensation programs and other corporate uses. As of December 31, 2001, the Corporation has repurchased 166,070 shares pursuant to this program.

NOTE 16. CAPITAL RATIOS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and Integra Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2001, the most recent notification from the federal and state regulatory agencies categorized Integra Bank as well capitalized under the regulatory framework for prompt corrective action. Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the categorization of Integra Bank.

The amounts of dividends which the Corporation's subsidiaries may pay is limited by applicable laws and regulations. For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years. As of December, 31, 2001, Integra Bank is unable to pay dividends to the Corporation without prior regulatory approval.

The following table presents the actual capital amounts and ratios for the Corporation, on a consolidated basis, and Integra Bank:

                                                                                                       To Be Well Capitalized
                                                                       Minimum Ratios For Capital     Under Prompt Corrective
                                                       Actual              Adequacy Purposes:            Action Provisions:
                                                  ----------------         ------------------            ------------------
                                                  Amount     Ratio          Amount     Ratio              Amount      Ratio
                                                  ------     -----          ------     -----              ------      -----
As of December 31, 2001:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                $238,086    12.96%        $146,943    8.00%                 N/A        N/A
     Integra Bank                                 206,382    11.32%         145,843    8.00%            $182,303     10.00%

   Tier I Capital (to Risk Weighted Assets)
     Consolidated                                $215,115    11.71%        $ 73,472    4.00%                 N/A        N/A
     Integra Bank                                 183,581    10.07%          72,921    4.00%            $109,382      6.00%

   Tier I Capital (to Average Assets)
     Consolidated                                $215,115     6.98%        $123,354    4.00%                 N/A        N/A
     Integra Bank                                 183,581     5.97%         123,023    4.00%            $153,778      5.00%

As of December 31, 2000:
   Total Capital (to Risk Weighted Assets)
     Consolidated                                $206,197    10.59%        $155,777    8.00%                 N/A        N/A
     Integra Bank                                 213,828    11.08%         154,417    8.00%            $193,021     10.00%

   Tier I Capital (to Risk Weighted Assets)
     Consolidated                                $181,856     9.34%        $ 77,888    4.00%                 N/A        N/A
     Integra Bank                                 191,763     9.93%          77,208    4.00%            $115,813      6.00%

   Tier I Capital (to Average Assets)
     Consolidated                                $181,856     6.44%        $112,868    4.00%                 N/A        N/A
     Integra Bank                                 191,763     6.84%         112,135    4.00%            $140,168      5.00%


NOTE 17. STOCK OPTION PLAN

The Corporation's 1999 Stock Option and Incentive Plan currently reserves shares of common stock for issuance upon the exercise of options granted as incentive awards to directors and key employees of the Corporation. Awards may be incentive stock options or non-qualified stock options. All options granted under the plan or its predecessor (the "Plans") are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the fair value of the common stock on the date of grant. At December 31, 2001, 271,634 shares were available for the granting of additional options.

In 1999, the Corporation also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of its new Chairman and CEO. Such options vest over a two-year period and must be exercised within ten years. At December 31, 2001, all 31,500 options remained outstanding.

A summary of the status of the options granted under the Plans by the Corporation, adjusted for all stock dividends, as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:


                                                       2001                        2000                          1999
                                            -------------------------     -------------------------     -------------------------
                                                      Weighted Average              Weighted Average              Weighted Average
                                            Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
                                            ------     --------------     ------    --------------      ------     --------------
Options outstanding, beginning of year      608,461       $25.09          576,022       $ 26.38        592,161         $34.14
Options granted                             252,500        23.26          186,000         21.32        140,700          26.39
Options exercised                           (62,569)       17.41          (58,207)        15.49        (66,101)         19.50
Options forfeited                          (101,107)       28.40          (95,354)        31.37        (90,738)         36.71
                                            -------       ------          -------       -------        -------         ------
Options outstanding, end of year            697,285       $24.65          608,461       $ 25.09        576,022         $26.38
                                            =======       ======          =======       =======        =======         ======

Options exercisable                         330,250                       343,662                      428,252
Weighted-average fair value of options
     granted during the year                               $7.33                         $11.33                         $6.93


All options granted prior to 1999 vest one year from the grant date. Subsequent grants, except the special grant noted above, vest one-third in each year following the date of the grant.

The following table summarizes information about options granted under the Plans that were outstanding at December 31, 2001.

 Range of                        Weighted Average     Weighted Average                     Weighted Average
 Exercise            Number          Exercise            Remaining             Number          Exercise
   Price          Outstanding         Price           Contractual Life      Exercisable         Price
   -----          -----------         -----           ----------------      -----------         -----
$17.33 - 23.38       452,652         $21.84                 8.0               139,151          $20.16
 23.81 - 28.98       148,533          26.10                 8.0                94,999           26.36
 33.92 - 38.00        96,100          35.57                 6.4                96,100           35.57
                     -------         ------                 ---               -------          ------
                     697,285         $24.65                 7.8               330,250          $28.10
                     =======         ======                 ===               =======          ======


Stock options are accounted for following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Had compensation costs been determined based on the grant date fair values of awards (the method described in SFAS No. 123, "Accounting for Stock-Based Compensation"), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

For the Year Ended December 31          2001          2000         1999
------------------------------          ----          ----         ----
Net income:
     As reported                       $7,258       $30,491       $22,644
     Proforma                           6,148        29,256        22,059

Earnings per share:
     Basic
         As reported                   $ 0.42       $  1.77       $  1.28
         Proforma                        0.36          1.70          1.25
     Diluted
         As reported                   $ 0.42       $  1.77       $  1.27
         Proforma                        0.36          1.70          1.24

The fair value of the stock options granted under the Plans has been estimated using the Black-Scholes options pricing model with the following weighted average assumptions.

                                            2001               2000               1999
----------------------------------------------------------------------------------------
Number of options granted                 252,500            186,000            172,200
Risk-free interest rate                      5.67%              6.49%              6.44%
Expected  life, in years                       10                 10                 10
Expected volatility                         45.03%             51.05%             24.55%
Expected dividend yield                      4.04%              3.95%              3.34%
Estimated fair value per option          $   7.33           $  11.33           $   6.93


NOTE 18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of financial instruments of the Corporation at December 31:

                                                                          2001                           2000
------------------------------------------------------------------------------------------------------------------------
                                                              Carrying         Fair            Carrying          Fair
                                                               Amount          Value            Amount           Value
------------------------------------------------------------------------------------------------------------------------
Financial Assets:
     Cash and short-term investments                         $  182,096      $  182,096       $  238,263      $  238,263
     Loans held for sale (at lower of cost or market)            58,571          58,571            1,960           1,960
     Securities available for sale                            1,010,470       1,010,470          997,494         997,494
     Loans-net of allowance                                   1,575,864       1,602,621        1,662,066       1,654,454

Financial Liabilities:
     Deposits                                                $1,928,412      $1,947,882       $1,871,036      $1,810,835
     Short-term borrowings                                      244,032         265,162          383,735         383,735
     Other borrowings                                           564,448         604,227          540,504         548,045
     Guaranteed preferred beneficial interests in
        the Corporation's subordinated debenture                 52,500          52,111           34,500          34,500

Financial Instruments:
     Interest rate swap agreements                           $   (1,488)    $    (1,488)      $        -      $        -
     Interest rate caps                                               -               -              527              86


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

LOANS HELD FOR SALE
These instruments are carried in the consolidated statements of financial position at values which approximate their fair values based on quoted market prices of similar instruments.

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

SHORT-TERM BORROWINGS
Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. These instruments adjust on a periodic basis and thus the carrying amount represents fair value. Carrying amount of accrued interest payable approximates fair value.

OTHER BORROWINGS
Rates currently available for debt with similar terms and maturities are used to estimate fair value of existing debt. Carrying amount of accrued interest payable approximates fair value.

DERIVATIVE INSTRUMENTS
The fair values of the interest rate caps and swap agreements was based on quoted market prices of comparable instruments.

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

NOTE 19. COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

The Corporation is committed under various operating leases for premises and equipment. Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year totaled $10,610 at December 31, 2001. Rental expense for operating leases totaled $901, $249 and $246 in 2001, 2000 and 1999, respectively.

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

The Corporation and its subsidiaries evaluate each credit request of their customers in accordance with established lending policies. Based on these evaluations and the underlying policies, the amount of required collateral (if any) is established. Collateral held varies but may include negotiable instruments, accounts receivable, inventory, property, plant and equipment, income producing properties, residential real estate and vehicles. The Corporation's access to these collateral items is generally established through the maintenance of recorded liens or, in the case of negotiable instruments, possession.

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

The Corporation's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2001, follows:

                                                                                    Ranges of Rates
                                 Variable Rate     Fixed Rate          Total        on Fixed Rate
                                   Commitment      Commitment       Commitment       Commitments
----------------------------------------------------------------------------------------------------
Commitments to extend credit        $296,050         $60,190         $356,239       4.25% - 21.00%

Standby letters of credit                  -               -           31,535             -


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

NOTE 20. INTEREST RATE CONTRACTS

The Corporation has entered into interest rate contracts to limit its exposure to rising interest costs of repurchase agreements. The Corporation purchased fixed rate mortgage-backed securities funded by repurchase agreements as a means of increasing earnings and utilizing excess capital. The interest rate contracts limited the Corporation's interest rate exposure to owning long-term, fixed rate assets funded by short-term, variable rate liabilities. At December 31, 2001 and 2000, the notional value of the interest rate caps was $125,000 and $200,000, respectively. The caps are indexed to LIBOR with contract strike prices of 7% and mature prior to 2003. The caps had carrying values of $0 and $527 at December 31, 2001 and 2000, respectively, and related market values of $0 and $86.

During 2001, the Corporation entered into interest rate swap agreements to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. At December 31, 2001, the interest rate swaps had a notional value of $75,000, and a fair value of $(1,488). This deferred loss, net of tax, is recorded as a component of accumulated other comprehensive income. The interest rate swaps require the Corporation to pay a fixed rate of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR and terminate on or prior to September 10, 2004.

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

NOTE 21. EMPLOYEE RETIREMENT PLANS

The Corporation maintains a noncontributory cash balance plan in which substantially all full-time employees are eligible to participate upon the completion of one year of service. The cash balance plan was curtailed effective December 31, 2001. The Corporation previously maintained a noncontributory pension plan, which was curtailed during 1997 and was terminated in 1999. The excess of plan assets over benefit obligations of the pension plan was transferred to the cash balance plan.

In establishing the amounts reflected in the financial statements, the following significant assumption rates were used:

                                          2001          2000         1999
--------------------------------------------------------------------------
Discount rate                             5.78%         6.15%        5.25%
Increase in compensation rate             5.00%         5.00%        5.00%
Expected long-term rate of return          N/A          6.50%        6.50%

The following summary reflects the plan's funded status and the amounts reflected on the Corporation's financial statements. Actuarial present values of benefit obligations at December 31 are:

                                                2001           2000
                                                ----           ----
Change in Fair Value of Plan Assets:
Balance at beginning of year                  $ 2,548        $ 3,157
Actual return on plan assets                       (1)          (228)
Employer contributions                            525             --
Benefits paid                                    (455)          (381)
                                              -------        -------
Balance at end of year                          2,617          2,548
                                              -------        -------
Change in Benefit Obligation:
Balance at beginning of year                    2,130          1,507
Service cost                                      980            926
Interest costs                                    108             78
Actuarial gains                                   (12)            --
Benefits paid                                    (455)          (381)
                                              -------        -------
Balance at end of year                          2,751          2,130
                                              -------        -------
Funded status                                    (134)           418
Unrecognized net actuarial loss                     1            657
                                              -------        -------
(Accrued) prepaid benefit cost                $  (133)       $ 1,075
                                              =======        =======


Net periodic pension cost (credit) included the following components for the years ended December 31:

                                                        2001         2000          1999
                                                        ----         ----          ----
Service cost - benefits earned during the period       $  980       $  926        $ 756
Interest cost on projected benefit obligation             108           78           27
Return on assets                                           --         (190)        (284)
Net amortization and deferral                             645          239           76
Termination settlement gain                                --           --         (877)
                                                       ------       ------        -----
     Net periodic pension cost (credit)                $1,733       $1,053        $(302)
                                                       ======       ======        =====


Substantially all employees are eligible to contribute a portion of their pretax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. The Corporation's expense related to this plan was $842, $599, and $538 for 2001, 2000, and 1999, respectively.

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

Contribution expense for the ESOP was $175 for the year ended December 31, 1999. The ESOP shares were as follows as of December 31:

                                                       2000              1999
                                                       ----              ----
Allocated shares                                      110,658          263,745
Shares released for allocation                             --            5,405
Unearned shares                                            --               --
Less:  Shares distributed to participants            (110,658)        (158,492)
                                                    ---------        ---------

Total ESOP shares                                          --          110,658
                                                    =========        =========


NOTE 22. SEGMENT INFORMATION

The Corporation operates only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; accounts receivable management (financing, accounting, billing and collecting); corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. Other includes the operating results of the Parent Company and its non-bank subsidiaries, including Integra Capital Trust I, Integra Capital Trust II and its property management company, Twenty One Southeast Third Corporation.

During the third quarter of 2000, the Corporation completed its centralization of banking charters and consolidation of operations. Due to the change in organizational structure, the Corporation changed its segments from geographic boundaries to Banking, as presented on the following page. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Corporation evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. The following tables present selected segment information for Banking and other operating units.

For the Year Ended
December 31, 2001                               Banking          Other        Eliminations          Total
-----------------                               -------          -----        ------------          -----
Interest income                               $  215,882       $  4,918        $  (4,461)       $  216,339
Interest expense                                 129,617          9,101           (4,459)          134,259
                                              ----------       --------        ---------        ----------
Net interest income                               86,265         (4,183)              (2)           82,080
Provision for loan losses                         31,077             --               --            31,077
Other income                                      33,260         10,562          (10,620)           33,202
Other expense                                     77,453            909              (59)           78,303
                                              ----------       --------        ---------        ----------
Earnings before income taxes and
 cumulative effect of accounting change       $   10,995       $  5,470        $ (10,563)       $    5,902
                                              ==========       ========        =========        ==========
Segment assets                                $3,015,239       $353,094        $(332,443)       $3,035,890
                                              ==========       ========        =========        ==========

For the Year Ended
December 31, 2000                    Banking          Other        Eliminations          Total
-----------------                    -------          -----        ------------          -----
Interest income                    $  198,275       $  4,547        $  (6,141)       $  196,681
Interest expense                      104,157          6,807           (6,139)          104,825
                                   ----------       --------        ---------        ----------
Net interest income                    94,118         (2,260)              (2)           91,856
Provision for loan losses               4,138             --               --             4,138
Other income                           20,092         41,532          (41,493)           20,131
Other expense                          62,135          9,980           (8,677)           63,438
                                   ----------       --------        ---------        ----------
Earnings before income taxes       $   47,937       $ 29,292        $ (32,818)       $   44,411
                                   ==========       ========        =========        ==========
Segment assets                     $3,057,458       $312,619        $(301,259)       $3,068,818
                                   ==========       ========        =========        ==========

For the Year Ended
December 31, 1999                     Banking         Other        Eliminations          Total
-----------------                     -------         -----        ------------          -----
Interest income                    $  166,982       $  4,815        $  (7,423)       $  164,374
Interest expense                       75,221          6,757           (7,421)           74,557
                                   ----------       --------        ---------        ----------
Net interest income                    91,761         (1,942)              (2)           89,817
Provision for loan losses              12,497             --               --            12,497
Other income                           15,193         34,101          (35,771)           13,523
Other expense                          53,795         13,422           (6,927)           60,290
                                   ----------       --------        ---------        ----------
Earnings before income taxes       $   40,662       $ 18,737        $ (28,846)       $   30,553
                                   ==========       ========        =========        ==========
Segment assets                     $2,273,129       $311,428        $(381,080)       $2,203,477
                                   ==========       ========        =========        ==========

NOTE 23. FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent company only) follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION                December 31,
                                                      2001             2000
                                                      ----             ----
ASSETS
Cash and cash equivalents                           $ 38,269        $  7,815
Investment in subsidiaries                           244,592         251,661
Securities available for sale                          1,060           1,020
Property and equipment                                    --              71
Other assets                                           8,280           8,816
                                                    --------        --------
TOTAL ASSETS                                        $292,201        $269,383
                                                    ========        ========
LIABILITIES
Other borrowings                                    $ 66,124        $ 47,567
Dividends payable                                      4,062           3,894
Other liabilities                                        918          12,405
                                                    --------        --------
     Total liabilities                                71,104          63,866


SHAREHOLDERS' EQUITY
Common stock                                          17,284          15,881
Capital surplus                                      125,334          99,497
Retained earnings                                     77,935          86,990
Unearned compensation                                   (270)             --
Accumulated other comprehensive income                   814           3,149
                                                    --------        --------
     Total shareholders' equity                      221,097         205,517
                                                    --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $292,201        $269,383
                                                    ========        ========

CONDENSED STATEMENTS OF INCOME                                                  Year Ended December 31,
                                                                        2001            2000           1999
                                                                        ----            ----           ----
Dividends from subsidiaries                                          $ 46,000        $ 23,300       $ 19,850
Other income                                                              579           9,456          6,300
                                                                     --------        --------       --------
     Total income                                                      46,579          32,756         26,150

Interest expense                                                        4,711           2,976          2,847
Other expenses                                                          1,077          10,063         13,444
                                                                     --------        --------       --------
     Total expenses                                                     5,788          13,039         16,291
                                                                     --------        --------       --------
Income before income taxes and equity in
     undistributed earnings of subsidiaries                            40,791          19,717          9,859

Income tax benefit                                                      1,905           1,255          3,789
                                                                     --------        --------       --------
Income before equity in undistributed earnings of subsidiaries         42,696          20,972         13,648

Equity in undistributed earnings of subsidiaries                      (35,438)          9,519          8,996
                                                                     --------        --------       --------
Net income                                                           $  7,258        $ 30,491       $ 22,644
                                                                     ========        ========       ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      ------------------------------------
                                                                      2001            2000            1999
                                                                      ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  7,258        $ 30,491        $ 22,644
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization and depreciation                                        265             588           1,185
   Employee benefit expenses                                             98              --             482
   Undistributed earnings of subsidiaries                            35,438          (9,519)         (8,996)
   Securities (gains) losses                                             --             (62)          1,240
   (Gain) loss on sale of premises and equipment                         --             (14)             --
   (Decrease) increase in deferred taxes                               (275)            195             (92)
   (Increase) decrease in other assets                                  113           2,021          (3,574)
   (Decrease) increase in other liabilities                         (11,303)          9,570            (603)
                                                                   --------        --------        --------
      Net cash flows provided by operating activities                31,594          33,270          12,286
                                                                   --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities                                        --           1,741           2,296
Purchases of securities                                                  --          (1,020)             (3)
Purchase of property and equipment                                       --            (908)           (542)
Proceeds from sale of property and equipment                             71           2,150              --
Capital contributions (to) from subsidiaries                           (405)          1,000          (3,074)
                                                                   --------        --------        --------
   Net cash flows provided by (used in) investing activities           (334)          2,963          (1,323)
                                                                   --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                      (16,146)        (14,584)        (13,496)
Proceeds from other borrowings                                       28,557          12,000              --
Repayments of other borrowings                                      (10,000)             --             (52)
Repurchase of common stock                                           (4,306)        (41,897)         (6,690)
Proceeds from exercise of stock options                               1,089             864           1,228
                                                                   --------        --------        --------
   Net cash flows used in financing activities                         (806)        (43,617)        (19,010)
                                                                   --------        --------        --------
Net increase (decrease) in cash and cash equivalents                 30,454          (7,384)         (8,047)
                                                                   --------        --------        --------
Cash and cash equivalents at beginning of year                        7,815          15,199          23,246
                                                                   --------        --------        --------
Cash and cash equivalents at end of year                           $ 38,269        $  7,815        $ 15,199
                                                                   ========        ========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the directors and nominees for director of the Corporation is incorporated herein by reference from the Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Corporation's last fiscal year. Information concerning the executive officers of the Corporation is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" in the Corporation's Proxy Statement for its 2002 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Voting Securities" in the Corporation's Proxy Statement for its 2002 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" in the Corporation's Proxy Statement for its 2002 Annual Meeting of Shareholders is hereby incorporated by reference herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of Form 10-K

1.       Financial Statements

         Report of Independent Accountants

         Consolidated Statements of Financial Position at December 31, 2001 and 2000

         Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

2.       Schedules

         No schedules are included because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.       Exhibits

         Exhibit Index is on page 59.

Reports on Form 8-K

         The Corporation filed no reports on Form 8-K during the last quarter of the year ended December 31, 2001.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                  INTEGRA BANK CORPORATION

                  /s/ MICHAEL T. VEA                                3/11/2002
                  --------------------------------------            ---------
                  Michael T. Vea                                    Date
                  Chairman of the Board, Chief Executive
                  Officer and President

                  /s/ DONALD J. SPRING                              3/11/2002
                  --------------------------------------            ---------
                  Donald J. Spring                                  Date
                  Vice President, Controller
                  ("Principal Financial and Accounting Officer")

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  /s/ SANDRA CLARK BERRY                           3/11/2002
                  -------------------------------------            ---------
                  Sandra Clark Berry                               Date
                  Director

                  /s/ DONALD G. HARRIS                             3/11/2002
                  -------------------------------------            ---------
                  Donald G. Harris                                 Date
                  Director

                  /s/ H. RAY HOOPS                                 3/11/2002
                  -------------------------------------            ---------
                  H. Ray Hoops                                     Date
                  Director

                  /s/ GEORGE D. MARTIN                             3/11/2002
                  -------------------------------------            ---------
                  George D. Martin                                 Date
                  Director

                  /s/ THOMAS W. MILLER                             3/11/2002
                  -------------------------------------            ---------
                  Thomas W. Miller                                 Date
                  Director

                  /s/ RONALD G. REHERMAN                           3/11/2002
                  -------------------------------------            ---------
                  Ronald G. Reherman                               Date
                  Director

                  /s/ RICHARD M. STIVERS                           3/11/2002
                  -------------------------------------            ---------
                  Richard M. Stivers                               Date
                  Director

                  /s/ ROBERT W. SWAN                               3/11/2002
                  -------------------------------------            ---------
                  Robert W. Swan                                   Date
                  Director

                  /s/ ROBERT D. VANCE                              3/11/2002
                  -------------------------------------            ---------
                  Robert D. Vance                                  Date
                  Director

                  /s/ MICHAEL T. VEA                               3/11/2002
                  -------------------------------------            ---------
                  Michael T. Vea                                   Date
                  Chairman, CEO, President and Director

                  /s/ RICHARD F. WELP                              3/11/2002
                  -------------------------------------            ---------
                  Richard F. Welp                                  Date
                  Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

3(a)(i)     Restated Articles of Incorporation (incorporated by reference to
            Exhibit 3.1 to Form 8-A/A dated June 12, 1998)

3(a)(ii) Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)

3(a)(iii)   Articles of Amendment dated July 18, 2001 (incorporated by reference to Exhibit 4(a))

3(b) By-Laws (incorporated by reference to Exhibit 3 (ii) to Quarterly Report on Form 10-Q for the period ending March 31, 1999)

4(a) Rights Agreement, dated July 18, 2001, between Integra Bank Corporation and Integra Bank N.A., as Rights Agent. The Rights Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)

10(a) Term Loan Agreement, dated as of June 26, 1996 between Twenty-One Southeast Third Corporation, National City Bancshares, Inc. and The Northern Trust Company (incorporated by reference to Exhibit 10 (a) to Quarterly Report on Form 10-Q for the period ending June 30,
            1996)

10(b)*      Incentive Stock Option Plan (incorporated by reference to Exhibit 10
            (b) to Quarterly Report on Form 10-Q for the period ending June 30,
            1996)

10(c)* Incentive Stock Option Plan, First Amendment, dated as of December 18, 1996 (incorporated by reference to Exhibit 10 (c) to Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10(d)* Incentive Stock Option Plan, Second Amendment, dated as of March 19, 1997 (incorporated by reference to Exhibit 10 (d) to Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10(e)* 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to Definitive Proxy Materials filed April 24, 1999)

10(f)* Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to
            Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10(g)* Amendment to Contract of Employment dated September 20, 2000 between Integra Bank Corporation and Michael T. Vea (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10K for the fiscal year ended December 31, 2000)

10(h)* Nonqualified Stock Option Agreement dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10(i)* Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10(j)* Termination Benefits Agreement dated December 31, 1999, between National City Bancshares, Inc. and D. Michael Kramer (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10K for the fiscal year ended December 31, 1999)

10(k)* Termination Benefits Agreement dated March 12, 2001, between Integra Bank Corporation and Archie M. Brown, Jr.

10(l)* Termination Benefits Agreement dated March 19, 2001, between Integra Bank Corporation and Martin M. Zorn

10(m) Credit Agreement dated June 30, 2000 between Integra Bank Corporation, Bank One N.A., The Northern Trust Company and Firstar Bank N.A. (incorporated by reference to Exhibit 10(t) to Quarterly Report on Form 10-Q for the period ending June 30, 2000)

10(n) First Amendment to Credit Agreement dated June 29, 2001 between Integra Bank Corporation, Bank One, N.A., The Northern Trust Company and Firstar Bank N.A. (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the period ended June 30, 2001)

10(o) Second Amendment to Credit Agreement dated November 13, 2001 between Integra Bank Corporation, Bank One, N.A., The Northern Trust Company and Firstar Bank N.A.

10(p)*      Integra Bank Corporation Employees' 401(K) Plan (2000 Restatement)

10(q)* First Amendment to Integra Bank Corporation Employees' 401(K) Plan dated March 7, 2001

10(r)* Second Amendment to Integra Bank Corporation Employees' 401(K) Plan dated October 17, 2001

10(s)* Third Amendment to Integra Bank Corporation Employees' 401(K) Plan dated January 30, 2002

21          Subsidiaries of the Registrant

23          Consent of PricewaterhouseCoopers LLP

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.