Form 10-Q
period 2002-03-31
INTEGRA BANK CORP
filed 2002-05-14
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to                       .
                               ----------------------    -----------------------

Commission file number: 0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

             INDIANA                                           35-1632155
  (State or other jurisdiction                                (IRS Employee
of incorporation or organization)                           Identification No.)

    PO BOX 868, EVANSVILLE, INDIANA                             47705-0868
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                  OUTSTANDING AT MAY 1, 2002
(Common stock, $1.00 Stated Value)                           17,284,035

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                             PAGE NO.
Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial position- March 31,
         2002, December 31, 2001, and March 31, 2001                                             3

         Condensed consolidated statements of income-
         Three months ended March 31, 2002 and 2001                                              4

         Condensed consolidated statements of comprehensive income- Three months
         ended March 31, 2002 and 2001                                                           6

         Condensed consolidated statements of cash flow- Three months ended
         March 31, 2002 and 2001                                                                 7

         Notes to condensed consolidated financial statements                                    9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             21


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      22

Item 2.  Changes In Securities and Use of Proceeds                                              22

Item 3.  Defaults Upon Senior Securities                                                        22

Item 4.  Submissions of Matters to a Vote of Security Holders                                   22

Item 5.  Other Information                                                                      22

Item 6.  Exhibits and Reports on Form 8-K                                                       22

Signatures                                                                                      23

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (In thousands, except for per share data)


                                                                  March 31,    December 31,     March 31,
                                                                    2002           2001           2001
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $    54,935    $    79,178    $    74,990
Federal funds sold and other short-term investments                  45,374        102,918        312,784
---------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                100,309        182,096        387,774
Loans held for sale (at lower of cost or fair value)                 32,734         58,571          5,177
Securities available for sale                                     1,019,941      1,010,470      1,021,454
Loans, net of unearned income                                     1,589,111      1,599,732      1,810,689
Less:  Allowance for loan losses                                    (24,330)       (23,868)       (29,004)
---------------------------------------------------------------------------------------------------------
     Net loans                                                    1,564,781      1,575,864      1,781,685
Premises and equipment                                               53,971         54,123         52,582
Intangible assets                                                    58,100         58,320         65,398
Other assets                                                         93,266         96,446         56,845
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 2,923,102    $ 3,035,890    $ 3,370,915
=========================================================================================================

LIABILITIES
Deposits:
     Non-interest-bearing demand                                $   204,056    $   220,447    $   184,291
     Interest-bearing:
         Savings, interest checking and money market accounts       711,696        719,147        720,836
         Time deposits of $100,000 or more                          222,278        232,938        455,898
         Other interest-bearing                                     690,140        755,880        867,411
---------------------------------------------------------------------------------------------------------
     Total deposits                                               1,828,170      1,928,412      2,228,436
Short-term borrowings                                               239,920        244,032        225,088
Other borrowings                                                    560,644        564,448        608,776
Guaranteed preferred beneficial interests
     in the Corporation's subordinated debentures                    52,500         52,500         34,500
Other liabilities                                                    20,199         25,401         29,507
---------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                            2,701,433      2,814,793      3,126,307
---------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Preferred stock-1,000 shares authorized - None outstanding
Common stock - $1.00 stated value - 29,000 shares authorized         17,284         17,284         17,396
Capital surplus                                                     125,334        125,334        128,346
Retained earnings                                                    79,072         77,935         89,747
Unearned compensation                                                  (240)          (270)          (368)
Accumulated other comprehensive income                                  219            814          9,487
---------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                     221,669        221,097        244,608
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 2,923,102    $ 3,035,890    $ 3,370,915
=========================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)


                                                                                Three Months Ended
                                                                                      March 31,
-------------------------------------------------------------------------------------------------------
                                                                                2002             2001
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                                  $ 28,482         $ 38,058
     Tax-exempt                                                                    307              264
Interest and dividends on securities:
     Taxable                                                                    11,881           15,636
     Tax-exempt                                                                  1,833            1,881
Interest on loans held for sale                                                    632               59
Interest on federal funds sold and other investments                               586            3,329
-------------------------------------------------------------------------------------------------------
     Total interest income                                                      43,721           59,227

INTEREST EXPENSE
Interest on deposits                                                            12,898           23,295
Interest on short-term borrowings                                                2,295            3,987
Interest on other borrowings                                                     9,526            9,766
-------------------------------------------------------------------------------------------------------
     Total interest expense                                                     24,719           37,048

NET INTEREST INCOME                                                             19,002           22,179
Provision for loan losses                                                          650            1,695
-------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                        18,352           20,484
-------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service charges on deposit accounts                                              2,117            2,157
Trust income                                                                       523              575
Other service charges and fees                                                   1,922            1,075
Net securities gains                                                               378            1,997
Other                                                                            1,721            1,823
-------------------------------------------------------------------------------------------------------
     Total non-interest income                                                   6,661            7,627

NON-INTEREST EXPENSE
Salaries and employee benefits                                                   9,421            9,072
Occupancy                                                                        1,333            1,137
Equipment                                                                        1,089            1,016
Professional fees                                                                  985            1,070
Communication and transportation                                                 1,030            1,106
Processing                                                                       1,258              913
Writedown of loans held for sale                                                   943             --
Amortization of intangible assets                                                  583            1,073
Other                                                                            2,253            2,793
-------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                 18,895           18,180
-------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting change            6,118            9,931
Income taxes                                                                       919            2,801
-------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                             5,199            7,130
Cumulative effect of accounting change, net of tax                                --               (273)
-------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $  5,199         $  6,857
=======================================================================================================



Unaudited Condensed Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)


                                                                             Three Months Ended
                                                                                   March 31,
-------------------------------------------------------------------------------------------------------
                                                                            2002               2001
-------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic:
          Income before cumulative effect of accounting change         $        0.30      $        0.42
          Cumulative effect of accounting change, net of tax                 --                   (0.01)
-------------------------------------------------------------------------------------------------------
          Net Income                                                   $        0.30      $        0.41
=======================================================================================================

     Diluted:
          Income before cumulative effect of accounting change         $        0.30      $        0.42
          Cumulative effect of accounting change, net of tax                 --                   (0.01)
-------------------------------------------------------------------------------------------------------
          Net Income                                                   $        0.30      $        0.41
=======================================================================================================

Weighted average shares outstanding:
     Basic                                                                 17,269             16,864
     Diluted                                                               17,275             16,894



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                                  Three Months Ended
                                                                                       March 31,
-----------------------------------------------------------------------------------------------------
                                                                                   2002        2001
-----------------------------------------------------------------------------------------------------
Net income                                                                       $  5,199    $  6,857

Other comprehensive income, net of tax:
    Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in period                                       (737)      7,526
      Reclassification of realized amounts                                           (225)     (1,188)
-----------------------------------------------------------------------------------------------------
      Net unrealized gain (loss) on securities                                       (962)      6,338
-----------------------------------------------------------------------------------------------------
    Unrealized gain (loss) on derivative hedging instruments arising in period        367        --
-----------------------------------------------------------------------------------------------------
Net unrealized gain (loss), recognized in other comprehensive income                 (595)      6,338
-----------------------------------------------------------------------------------------------------
Comprehensive income                                                             $  4,604    $ 13,195
=====================================================================================================




The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                  2002            2001
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $   5,199       $   6,857
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Federal Home Loan Bank stock dividends                              (47)            (70)
 Amortization and depreciation                                     4,244           2,659
 Provision for loan losses                                           650           1,695
 Net securities gains                                               (378)         (1,997)
 (Gain) loss on sale of other real estate owned                       65             (17)
 Loss on low-income housing investments                              136             173
Amortization of unearned stock compensation                           30            --
 Decrease in other assets                                            851          13,059
 Decrease in other liabilities                                    (2,501)        (11,085)
----------------------------------------------------------------------------------------
    Net cash flows provided by operating activities                8,249          11,274
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale         92,149         243,787
Proceeds from sales of securities available for sale             196,074         209,107
Purchase of securities available for sale                       (301,202)       (364,607)
Decrease in loans made to customers                               35,597          34,675
Purchase of premises and equipment                                  (941)           (853)
Proceeds from sale of other real estate owned                        507             201
Net cash and cash equivalents from acquisitions                     --            22,769
----------------------------------------------------------------------------------------
  Net cash flows provided by investing activities                 22,184         145,079
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                             (100,242)        109,447
Net payments on short-term borrowings                             (4,112)       (169,423)
Proceeds from other borrowings                                      --            60,247
Repayment of other borrowings                                     (3,804)         (3,109)
Dividends paid                                                    (4,062)         (3,911)
Repurchase of common stock                                          --              (240)
Proceeds from exercise of stock options                             --               147
----------------------------------------------------------------------------------------
  Net cash flows used in financing activities                   (112,220)         (6,842)
----------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents             (81,787)        149,511
----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                 182,096         238,263
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $ 100,309       $ 387,774
========================================================================================


Unaudited Condensed Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                               2002           2001
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in unrealized (gain)/loss on securities available for sale           $  (1,617)      $  10,656
Change in deferred taxes attributable to securities available for sale            405          (4,318)
Change in fair value of derivative hedging instruments                           (617)           --
Other real estate acquired in settlement of loans                                 672             742

Purchase of subsidiaries:
Assets acquired:
     Securities                                                                             $  99,991
     Loans                                                                                    159,948
     Premises and equipment                                                                     3,368
     Other assets                                                                               5,170
Liabilities assumed:
     Deposits                                                                                (247,953)
     Short-term borrowings                                                                    (10,776)
     Other borrowings                                                                         (11,134)
     Other liabilities                                                                         (2,557)
Shareholders' Equity                                                                          (18,826)
-----------------------------------------------------------------------------------------------------
       Net cash and cash equivalents from acquisitions                                      $  22,769
=====================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except for per share data)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Corporation"). At March 31, 2002, the Corporation's subsidiaries consisted of a commercial bank, a property management company, and two Delaware statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 2001 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 142, Goodwill and Other Intangible Assets, was issued in June 2001 and requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but rather be subject to annual testing for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Effective January 1, 2002, the Corporation adopted SFAS No. 142 and implemented certain provisions, specifically the discontinuation of goodwill amortization. Application of the nonamortization provisions of the statement is expected to reduce annual goodwill amortization expense by approximately $2.9 million compared to 2001. The Corporation is currently evaluating the remaining provisions of SFAS No. 142 to determine the effect, if any, they may have on the Corporation's consolidated results of operations, financial position or cash flows.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and excludes from the definition of long-lived assets, goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement was effective for the Corporation beginning January 1, 2002 and did not have a material effect on the Corporation's consolidated results of operations, financial position or cash flows.

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

NOTE 3. EARNINGS PER SHARE

The calculation of earnings per share as of March 31 is summarized as follows:

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                     2002         2001
-----------------------------------------------------------------------
Net income                                         $ 5,199      $ 6,857

  Weighted average shares outstanding - Basic       17,269       16,864
  Stock option adjustment                                6           30
-----------------------------------------------------------------------
  Average shares outstanding - Diluted             $17,275      $16,894
=======================================================================


Earnings per share-Basic                           $  0.30      $  0.41
  Effect of stock options                             --           --
-----------------------------------------------------------------------
Earnings per share-Diluted                         $  0.30      $  0.41
=======================================================================


NOTE 4. SECURITIES

Amortized cost and fair value of securities classified as available for sale as of March 31, 2002, are as follows:

                                                      Gross         Gross
                                     Amortized     Unrealized     Unrealized       Fair
                                       Cost           Gains         Losses         Value
-------------------------------------------------------------------------------------------
U.S. Government agencies            $   80,376     $     --       $    1,321     $   79,055
Mortgage-backed securities             672,667          5,812          6,385        672,094
States & political subdivisions        144,836          2,955          1,145        146,646
Other securities                       120,822          1,540            216        122,146
-------------------------------------------------------------------------------------------
     Total available for sale       $1,018,701     $   10,307     $    9,067     $1,019,941
===========================================================================================


The amortized cost and fair value of the securities as of March 31, 2002, by contractual maturity, except for mortgaged-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:


                                   Maturity          1 - 5 Years      5 - 10 Years      Over 10 Years
                                 Under 1 Year         Maturity          Maturity          Maturity              Total
                            ------------------------------------------------------------------------------------------------
                              Amount       Yield   Amount   Yield    Amount   Yield   Amount    Yield     Amount       Yield
----------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies    $     --        -- %  $ 25,388   4.00%  $ 54,988  6.30%  $  --       -- %  $   80,376      5.57%
Mortgage-backed securities          93     8.50%   159,423   7.20%   513,151  6.49%     --       -- %     672,667      6.66%
States & subdivisions            9,020     7.32%    20,401   6.83%    33,907  6.91%   81,508    7.12%     144,836      7.04%
Other securities                  --        -- %       500  12.00%    29,812  6.57%   90,510    6.40%     120,822      6.47%
----------------------------------------------------------------------------------------------------------------------------

Amortized Cost              $    9,113     7.33%  $205,712   6.78%  $631,858  6.50% $172,018    6.74%  $1,018,701      6.61%
============================================================================================================================
Fair Value                  $    9,224            $209,696          $627,461        $173,560           $1,019,941
============================================================================================================================


At March 31, 2002 and December 31, 2001, the carrying value of securities pledged to secure public deposits, trust funds and short-term borrowings was $598,469 and $591,383, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets at March 31, 2002 were:


                                         Gross                               Net
                                        Carrying       Accumulated        Carrying
                                         Amount        Amortization        Amount
                                        ------------------------------------------
Amortizing intangible assets
    Goodwill                            $  9,464         $   (876)        $  8,588
    Core deposits                         18,054           (3,937)          14,117
                                        ------------------------------------------
                                          27,518           (4,813)          22,705
Non-amortizing intangible assets
    Goodwill                              35,395             --             35,395
                                        ------------------------------------------

Total intangible assets                 $ 62,913         $ (4,813)        $ 58,100
                                        ==========================================


All of the intangible assets relate to the banking operating segment.


                                                                                      Year ending
Estimated amortization expense for each of the 5 succeeding years is as follows:      December 31,
--------------------------------------------------------------------------------      ------------
2002                                                                                    $ 2,320
2003                                                                                      2,320
2004                                                                                      2,313
2005                                                                                      1,634
2006                                                                                      1,634

The following table reflects our results adjusted as though we had adopted SFAS No. 142 on January 1, 2001:


                                          Three months ended
                                               March 31,
                                          2002          2001
                                          ----          ----
Net income as reported                 $   5,199     $   6,857
Goodwill amortization                       --             724
Tax effect                                  --             (37)
                                       ---------     ---------
Net income as adjusted                 $   5,199     $   7,544
                                       =========     =========

Net income per share, as reported:
     Basic                             $    0.30     $    0.41
     Diluted                                0.30          0.41
Net income per share, as adjusted:
     Basic                             $    0.30     $    0.45
     Diluted                                0.30          0.45

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

The Corporation has guaranteed debt of subsidiaries, which totaled $11,620 at March 31, 2002. On the same date, the Corporation was not in compliance with a financial covenant contained in the agreements for the guaranteed subsidiaries' debt which required that the Corporation maintain, on a consolidated basis, a return on average assets ratio in excess of 1.00%. The Corporation received waivers of the above referenced debt covenant, dated April 30, 2002, from its lenders through June 28, 2002.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The following table reflects commitments and contingent liabilities not reflected in the consolidated financial statements:


                               March 31,2002      December 31, 2001       March 31, 2001
----------------------------------------------------------------------------------------
Standby letters of credit        $ 31,769             $ 31,535              $ 20,598
Commitments to extend credit      320,219              356,239               302,430


NOTE 7. INTEREST RATE CONTRACTS

The Corporation has entered into interest rate contracts to limit its exposure to rising interest costs of repurchase agreements. The Corporation purchased fixed rate mortgage-backed securities funded by repurchase agreements as a means of increasing earnings and utilizing excess capital. The interest rate contracts limited the Corporation's interest rate exposure to owning long-term, fixed rate assets funded by short-term, variable rate liabilities. At March 31, 2002 and December 31, 2001, the notional value of the interest rate caps was $75,000 and $125,000, respectively. The caps are indexed to one-month LIBOR with contract strike prices of 7% and mature prior to 2003. The caps had carrying values and related market values of $0 at both March 31, 2002 and December 31, 2001.

During 2001, the Corporation entered into interest rate swap agreements to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. At March 31, 2002, the interest rate swaps had a notional value of $75,000, and a fair value of $(871). This deferred loss, net of tax, is recorded as a component of accumulated other comprehensive income. The interest rate swaps require the Corporation to pay a fixed rate of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR and terminate on or prior to September 10, 2004.

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

NOTE 8. SEGMENT INFORMATION

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


Three months ended March 31, 2002                                     Banking        Other         Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------------
 Interest income                                                    $   43,660     $    1,358      $   (1,297)     $   43,721
 Interest expense                                                       23,715          2,301          (1,297)         24,719
-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                    19,945           (943)           --            19,002
 Provision for loan losses                                                 650           --              --               650
 Non-interest income                                                     6,665          5,938          (5,942)          6,661
 Non-interest expense                                                   18,686            223             (14)         18,895
-----------------------------------------------------------------------------------------------------------------------------
 Income before taxes and cumulative effect of accounting change     $    7,274     $    4,772      $   (5,928)     $    6,118
=============================================================================================================================

 Other segment information:
    Segment assets at March 31, 2002                                $2,902,600     $  356,916      $ (336,414)     $2,923,102
=============================================================================================================================


Three months ended March 31, 2001                                     Banking        Other         Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------------
 Interest income                                                    $   59,128     $      976      $     (877)     $   59,227
 Interest expense                                                       35,886          2,038            (876)         37,048
-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                    23,242         (1,062)             (1)         22,179
 Provision for loan losses                                               1,695           --              --             1,695
 Non-interest income                                                     7,627          7,641          (7,641)          7,627
 Non-interest expense                                                   18,060            121              (1)         18,180
-----------------------------------------------------------------------------------------------------------------------------
 Income before taxes                                                $   11,114     $    6,458      $   (7,641)     $    9,931
=============================================================================================================================

 Other segment information:
    Segment assets at March 31, 2001                                $3,362,304     $  351,064      $ (342,453)     $3,370,915
=============================================================================================================================

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

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: management's ability to complete its loan sale project and effectively manage interest rate risks; fluctuations in the value of the Corporation's investment securities; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations affecting financial institutions; and competition. The Corporation does not intend to update information in any forward-looking statements it makes.

OVERVIEW

Net income for the three months ended March 31, 2002 was $5,199 compared to $6,857 for the same period of 2001. Earnings per share, on a diluted basis were $.30 for the first quarter of 2002 compared to $.41 in 2001. Effective January 1, 2001, the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In accordance with the transition provisions of SFAS No. 133, the Corporation recorded a cumulative-effect-type transaction loss, net of tax, of $273, or $.01 per diluted share, to recognize excess of carrying value over the fair value of all interest rate caps. Excluding the cumulative effect of accounting change, net income was $7,130, or $.42 per diluted share, for the three months ended March 31, 2001.

Net interest income decreased $3,177, or 14.3%, compared to the first three months of 2001. A decline in average earning assets of $301,989, or 9.9%, coupled with an 11 basis point decline in the net interest margin to 2.98% for the first quarter of 2002 from 3.09% for the first quarter of 2001 resulted in the lower net interest income. Provision for loan losses was $650 for the three months ended March 31, 2002 compared to $1,695 for the same period one year ago. Non-interest income decreased $966, or 12.7%, compared to the first three months of 2001 while non-interest expenses increased $715, or 3.9%, for the same period. The results for the three months ended March 31, 2001 include the results of the January 31, 2001 purchase of Webster Bancorp, Inc. from the acquisition date forward.

Annualized returns on average assets and equity for the first quarter of 2002 were 0.70% and 9.37%, respectively, compared with .85% and 12.17% in the same period of 2001.

During the fourth quarter of 2001, the Corporation identified and transferred $78,312 of performing and non-performing loans from the loan portfolio to loans held for sale. These loans, carried at the lower of cost or fair value, were written down $26,047, their then fair value, prior to being reclassified from the loan portfolio into loans held for sale. During the first quarter of 2002, the Corporation sold approximately $21,648 of the loans held for sale. In addition, the Corporation wrote down the remaining held for sale portfolio by an additional $943. This writedown was necessitated due to the rapid deterioration of a significant commercial credit in the portfolio and a lower realization on the loans sold thus far. The Corporation expects to substantially complete the loan sale during the second quarter of 2002.

As previously reported, during 2000, the Corporation implemented a leverage program in which it acquired investment securities with available funding sources consisting of long-term Federal Home Loan Bank advances and long-term national market repurchase agreements. The leverage program was intended to increase earnings while the Corporation was improving the quality of its loan portfolio. Eventually, the investment securities in the leverage program were to be replaced with higher yielding loans. As of March 31, 2002, the funding sources of the leverage program totaled approximately $610 million, approximately the same amount reported for the leverage program at March 1, 2002. Management has now determined that it will not separately track and report assets in the leverage program, but rather manage interest rate risk within the context of the Corporation's entire balance sheet and in accordance with the Corporation's interest rate risk guidelines. Moreover, management has determined that the Corporation will not use a leverage program in the future in an effort to increase earnings.

NET INTEREST INCOME

Net interest income was $19,002 for the three months ended March 31, 2002 compared with $22,179 for the same period in 2001. Average earning assets were $2,750,585 for the first quarter of 2002 compared to $3,052,574 for the first quarter of 2001. Average interest-bearing liabilities were $2,551,417 and $2,824,409 for the three months ended March 31, 2002 and 2001, respectively. The net interest margin for the three months ended March 31, 2002 was 2.98% compared to 3.09% for the same period one year ago. The deterioration in the net interest income was the result of an 11 basis point decline in net interest margin and a 9.9% decline in average earning assets.

Average earning assets decreased $301,989 from the first quarter of 2001 compared with the first quarter of 2002. Average loans decreased $193,223, or 10.9%; average investment securities decreased $35,666, or 3.4%; and other earning assets decreased $73,100 or 30.3% during this period. The mix of earning assets remained steady as average loans to average earning assets declining slightly from 58.0% during the first quarter of 2001 to 57.4% during the same period of 2002. Average investment securities increased from 34.1% to 36.5% during the same period.

Average loans were $1,578,558 during the first quarter of 2002 compared to $1,771,781 during the first quarter of 2001. The decrease is primarily the result of accelerated loan prepayments and refinancings during 2001. During 2001, the Federal Reserve lowered the targeted Federal Funds rate 475 basis points. The significant drop in rates increased prepayments in both fixed-rate loan portfolios, including a significant impact on residential mortgages, and mortgage-backed investment securities. Loan income decreased 24.9% during the first quarter of 2002 compared to 2001 as a result of a 136 basis point decline in loan yields and average balances. The yield on loans was 7.43% for the first three months of 2002 compared to 8.79% for the same period of 2001.

Average investment securities were $1,004,115 during the first quarter of 2002 compared to $1,039,781 during the first quarter of 2001. The yield on securities declined from 7.22% for the first three months of 2001 to 5.99% for the first three months of 2002. While the average balances remained consistent during the first quarters of 2001 and 2002, the reinvestment of cash proceeds received from sales or accelerated prepayments of securities occurred at declining rates throughout 2001.

Average deposits decreased from $2,100,968 during the first quarter of 2001 to $1,893,906 during the first quarter of 2002. Non-interest-bearing deposits increased $28,664, or 15.9%, while interest-bearing deposits decreased $235,726, or 12.3%, during this period. The declining rate environment experienced throughout 2001 shifted depositors' preferences to short-term liquid deposit products as opposed to long-term certificate of deposits. The mix of average deposits changed slightly during the first quarter of 2002 as non-interest-bearing deposits to total deposits increased to 11.0% from 8.6% during the same period of 2001. This mix change provides the Corporation with additional interest free-funds, resulting in less interest expense. The declining interest rate environment, shift in customer preferences and change in deposit product mix resulted in the cost of deposits decreasing from 4.92% during the first quarter of 2001 to 3.10% during the first quarter of 2002.

Other interest bearing liabilities consist primarily of federal funds purchased, repurchase agreements, Federal Home Loan Bank advances and other long-term borrowings. The average balance declined $37,266, or 4.1%, from $903,502 during the first three months of 2001 to $866,236 for the same period of 2002. The cost of funds declined 64 basis points during this period, to 5.53% for the first quarter of 2002. The decline was the result of repricing of federal funds purchased and repurchase agreements to lower market rates throughout 2001.


                                                            Three Months Ended
                                                    March 31,   December 31,  March 31,
Net Interest Margin Analysis                          2002         2001         2001
---------------------------------------------------------------------------------------
Yields (FTE)
     Loans                                            7.43%        7.67%        8.79%
     Securities                                       5.99         5.69         7.22
     Other earning assets                             2.94         2.69         5.70
---------------------------------------------------------------------------------------
       Total earning assets                           6.62         6.54         8.01

Cost of funds
     Interest bearing deposits                        3.10         3.61         4.92
     Other interest bearing liabilities               5.53         5.45         6.17
       Total interest bearing liabilities             3.93         4.22         5.32
---------------------------------------------------------------------------------------
       Total interest expense to earning assets       3.64         3.84         4.92
---------------------------------------------------------------------------------------
Net interest margin                                   2.98%        2.70%        3.09%
=======================================================================================


NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2002, was $6,661 compared to $7,627 from the same period in 2001. Securities transactions resulted in gains of $378 during the first three months of 2002 compared with $1,997 in the same period of

2001. Excluding securities gains, non-interest income for the three months ended March 31, 2002 totaled $6,283, an increase of $653, or 11.6%, compared to the same period of 2001.


                                          Three Months Ended
                                               March 31,           Increase
Non-Interest Income                        2002         2001      (Decrease)
----------------------------------------------------------------------------
Service charges on deposit accounts      $ 2,117      $ 2,157      $   (40)
Trust income                                 523          575          (52)
Other service charges and fees             1,922        1,075          847
Net securities gains                         378        1,997       (1,619)
Other                                      1,721        1,823         (102)
----------------------------------------------------------------------------
     Total non-interest income           $ 6,661      $ 7,627      $  (966)
============================================================================

Service charges on deposit accounts decreased $40 or 1.9% during the first three months of 2002 compared to the same period one year ago. Customers' preferences have migrated towards the Corporation's free checking products during the low interest rate environment experienced in 2001 and into 2002. Customers forgo interest earnings in lieu of paying service charges to the bank. Trust revenues, based primarily on the market values of assets under management, totaled $523 for the first quarter of 2002 compared to $575 for the first quarter of 2001. The market value of assets under management declined from $399,466 at March 31, 2001 to $389,789 at March 31, 2002 as a result of the general decline in economic conditions over the past year.

Other service charges and fees increased $847, from $1,075 for the first quarter of 2001 to $1,922 for the first quarter of 2002. Mortgage servicing fees for the first quarter of 2002 were $319 compared to $32 for the comparable period of 2001 due to demand for new and refinanced residential mortgages. Revenues from the sale of brokerage and annuity products increased $258 in the first three months of 2002 compared to 2001 as the Corporation offered new products to customers. A significant portion of this revenue increase was due to certificate of deposit maturities moving to annuity products in the current low-rate environment. Insurance commissions increased $114 in the first quarter of 2002 compared to one year ago as the Corporation placed a greater emphasis on the sale of credit related insurance. Card-related fees increased $179 to $649 from the first quarter of 2001 due to increased sales efforts of credit and debit cards and the continued increasing preference of these cards as the choice of payments over checks.

Other non-interest revenues decreased $102 during the three months ended March 31, 2002 from the comparable period of 2001. Net securities trading account gains declined from $846 in the first quarter of 2001 to $97 in the first quarter of 2002. Revenues from writing covered call options totaled $402 in the first quarter of 2002 compared to $392 during the same period of 2001. Effective April 30, 2002, the Corporation has ceased writing covered call option contracts due to its current interest rate sensitivity position. Revenues from equipment leased to others and the sale of loans increased $229 and $217, respectively, during the first quarter of 2002 compared to 2001. Death benefit proceeds from key-man life insurance policies totaled $178 in the first quarter of 2002.

NON-INTEREST EXPENSE

Non-interest expense increased $715, or 3.9%, in the first three months of 2002 compared to the first three months of 2001. Included in the first quarter of 2002 was a $943 write-down on the loans held for sale. Excluding this write-down, non-interest expense decreased 1.3% from first quarter 2001.


                                                  Three Months Ended
                                                        March 31,          Increase
Non-Interest Expense                               2002         2001      (Decrease)
-----------------------------------------------------------------------------------
Salaries and employee benefits                    $ 9,421      $ 9,072      $ 349
Occupancy                                           1,333        1,137        196
Equipment                                           1,089        1,016         73
Professional fees                                     985        1,070        (85)
Communication and transportation                    1,030        1,106        (76)
Processing                                          1,258          913        345
Writedown of loans held for sale                      943            -        943
Amortization of intangible assets                     583        1,073       (490)
Other                                               2,253        2,793       (540)
---------------------------------------------------------------------------------
     Total non-interest expense                   $18,895      $18,180      $ 715
=================================================================================

Salaries and employee benefits increased $349, or 3.8%, for the three-month period in 2002 compared to 2001. Performance-based incentives and commissions increased $375 to $500 during the first quarter of 2002 and represented 5.3% of salaries and employee benefits expense compared to 1.4% for the same period of 2001. The Corporation is initiating performance-based awards tied to sales of fee-based services and origination of loan and deposit products. Occupancy and equipment expenses increased 17.2% and 7.2%, respectively, during the first three months of 2002 compared to 2001. These increases are driven in large part by the acquisition of six branches from Webster Bancorp, Inc. during the first quarter of 2001. The Corporation was operating 76 offices at March 31, 2002 compared to 75 offices one-year prior.

Processing expense increased $345, or 37.8%, as the Corporation continues to invest in technology to provide additional services and products to its expanding customer base. As mentioned above, the Corporation recorded a $943 writedown in its portfolio of loans held for sale. This portfolio is carried at the lower of cost or fair value. The first quarter writedown is in addition to the $26,047 writedown recorded during the fourth quarter of 2001 when these loans were initially identified and reclassified as held for sale. The rapid deterioration in one specific commercial loan and a lower than expected realization on the loans sold to date generated the writedown.

Amortization of intangible assets decreased $490 during the three months ended March 31, 2002 compared to the same period of 2001 as a result of the Corporation adopting SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but rather are subject to testing for impairment.

Other non-interest expenses decreased $540 during the first quarter of 2002 compared to 2001. Training, recruiting and travel expenses were higher during the first quarter of 2001 compared to 2002 as the Corporation was training new employees and converting its recent branch and bank acquisitions to a common operating system and process. Even as levels of business activity increase and new products and services are offered to customers, the Corporation continues to focus on expense control.

INCOME TAX EXPENSE

Income tax expense was $919 for the three months ended March 31, 2002 compared with $2,801 for the same period in 2001. The effective tax rates were 15.0% and 28.2% for the three months ended March 31, 2002 and 2001, respectively. Income from tax exempt or tax-preferred sources, including corporate-owned life insurance and dividends on tax-preferred securities increased in terms of both dollars and percent of total income in the first quarter of 2002 compared to the first quarter of 2001. Investments in corporate-owned life insurance policies on certain officers generated $178 of additional income during the first quarter of 2002 compared to the same period one year ago.

FINANCIAL POSITION

Total assets at March 31, 2002 were $2,923,102 a decrease of $112,788 compared to $3,035,890 at December 31, 2001. Total assets were $3,370,915 at March 31, 2001.

SECURITIES

Total investment securities comprised 38.0% of earning assets at March 31, 2002 compared to 36.5% at December 31, 2001 and 32.4% at March 31, 2001. They represent the second largest earning asset component after loans. Securities decreased $1,513 to $1,019,941 at March 31, 2002 from one year prior. The portfolio has continued to shift toward investments in mortgage-backed securities, which generally have higher yields than comparable U.S. Treasury securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Mortgage-backed securities represented 65.9% of the investment portfolio at March 31, 2002 as compared to 65.1% and 56.8% at December 31, 2001 and March 31, 2001, respectively.

The amortized cost and fair values of securities available for sale at March 31, 2002 are as follows:

                                                        Gross          Gross
                                      Amortized      Unrealized      Unrealized         Fair
                                        Cost            Gains          Losses           Value
-----------------------------------------------------------------------------------------------
U.S. Government agencies             $   80,376      $     --        $    1,321      $   79,055
Mortgage-backed securities              672,667           5,812           6,385         672,094
States & political subdivisions         144,836           2,955           1,145         146,646
Other securities                        120,822           1,540             216         122,146
-----------------------------------------------------------------------------------------------
     Total available for sale        $1,018,701      $   10,307      $    9,067      $1,019,941
===============================================================================================


LOANS

Total loans at March 31, 2002, were $1,589,111 compared to $1,599,732 and $1,810,689 at December 31, 2001 and March 31, 2001, respectively. As of December 31, 2001, the Corporation identified $78,312 of performing and non-performing loans which it intends to sell. This portfolio consisted of $68,964 of commercial loans, $8,689 of residential mortgage loans and $659 of consumer loans. The loans identified for sale were written down to fair value, resulting in charge-offs totaling $26,047, prior to being reclassified from the loan portfolio into loans held for sale. Loans secured by real estate have declined $19,189 or 1.7% since year-end 2001 as customers continue to take advantage or lower mortgage rates and refinancing opportunities. Commercial and industrial loans declined $13,255 or 4.1% since year-end. The Corporation's improved underwriting process has resulted in a lower volume of higher quality commercial loans being originated. Consumer loans increased $10,426 or 8.3% since December 31, 2001. Demand for home equity based loans remains strong for the Corporation.


LOAN PORTFOLIO
                                         March 31,     December 31,      March 31,
                                           2002            2001            2001
----------------------------------------------------------------------------------
Real estate loans                       $1,099,418      $1,118,607      $1,244,493
Commercial, industrial, and
    agricultural loans                     313,165         326,420         376,613
Economic development loans and
    other obligations of state and
    political subdivisions                  31,656          19,980          22,700
Consumer loans                             136,563         126,137         151,464
Leasing                                      7,680           8,004          13,906
All other loans                                629             584           1,513
----------------------------------------------------------------------------------
    Total loans                         $1,589,111      $1,599,732      $1,810,689
==================================================================================


ASSET QUALITY

The allowance for loan losses is the amount which, in management's opinion, is adequate to absorb probable inherent loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged-off amounts are credited to the allowance. A provision for loan losses is charged to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable losses based on management's ongoing evaluation of the loan portfolio.

The allowance for loan losses was $24,330 at March 31, 2002, representing 1.53% of total loans compared with $23,868 and $29,004 at December 31, 2001 and March 31, 2001, respectively, which represented 1.49% and 1.60% of total loans, respectively. Annualized net charge-offs to average loans was .05% during the first three months of 2002 compared to .45% for the same period of 2001. The Corporation recorded a $400 recovery on one specific commercial credit that resulted in the significantly lower net charge-off rate for the first quarter of 2002. The provision for loan losses totaled $650 for the first quarter of 2002 compared to $1,695 for the first quarter of 2001. The provision for loan losses for the first quarter of 2002 exceeded net charged-offs by $462. The allowance for loan losses to non-performing loans was 124.76% at March 31, 2002 compared to 98.54% at December 31, 2001 and 74.45% at March 31, 2001.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES


                                                        Three Months Ended
                                                             March 31,
                                                       2002            2001
-----------------------------------------------------------------------------
Beginning Balance                                    $ 23,868        $ 25,264
Allowance associated with purchase acquisitions          --             4,018
Loans charged off                                        (828)         (2,401)
Recoveries                                                640             428
Provision for loan losses                                 650           1,695
-----------------------------------------------------------------------------
Ending Balance                                       $ 24,330        $ 29,004
=============================================================================
Percent of total loans                                   1.53%           1.60%
=============================================================================
Annualized % of average loans:
  Net charge-offs                                        0.05%           0.45%
  Provision for loan losses                              0.16%           0.38%



As of March 31, 2002 total non-performing assets decreased $4,622 from December 31, 2001. Non-performing loans, consisting of nonaccrual, restructured and 90 days or more past due loans, were 1.23%, 1.51% and 2.15% of total loans at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. The improvement in the non-performing loan to total loan ratio is due to aggressive management of the problem loans and the Corporation's decision to sell certain non-performing loans. Included in the held for sale loans sold during the first quarter of 2002 were $3,217 of nonaccrual loans.

Listed below is a comparison of non-performing assets.


                                      March 31,   December 31,  March 31,
                                        2002         2001         2001
-------------------------------------------------------------------------
Nonaccrual loans                      $17,355      $21,722      $35,195
Restructured loans                       --           --            158
90 days or more past due loans          2,146        2,500        3,606
-------------------------------------------------------------------------
  Total non-performing loans           19,501       24,222       38,959
Other real estate owned                 2,965        2,866        2,080
-------------------------------------------------------------------------
     Total non-performing assets      $22,466      $27,088      $41,039
=========================================================================



DEPOSITS

Total deposits were $1,828,170 at March 31, 2002, compared to $1,928,412 and $2,228,436 at December 31, 2001 and March 31, 2001, respectively. Total non-interest-bearing deposits increased $19,765, or 10.7% from March 31, 2001 while interest-bearing deposits decreased $420,031 during this same period. During the declining interest rate environment experienced in 2001, customer preferences shifted to shorter term, liquid deposit products. The Corporation has experienced growth in non-interest bearing demand, interest-bearing demand and savings accounts from March 31, 2001 to March 31, 2002. Time deposits greater than $100,000 have declined $233,620, or 51.2%, during this period as the Corporation has not aggressively priced these products during the current rate environment. Other time deposits decreased $177,271, or 20.4%, from March 31, 2001 to March 31, 2002.


                                        March 31,     December 31,      March 31,
Deposits                                  2002            2001            2001
---------------------------------------------------------------------------------
Non-interest-bearing demand            $  204,056      $  220,447      $  184,291
Interest-bearing demand                   361,654         366,323         356,119
Money market                              218,461         230,242         240,182
Savings                                   131,581         122,582         124,535
Time deposits of $100,000 or more         222,278         232,938         455,898
Other time deposits                       690,140         755,880         867,411
---------------------------------------------------------------------------------
Total deposits                         $1,828,170      $1,928,412      $2,228,436
=================================================================================

BORROWINGS

Short-term borrowings totaled $239,920 at March 31, 2002 compared to $244,032 and $225,088 at December 31, 2001 and March 31, 2001, respectively. Short-term borrowings consist of securities sold under agreements to repurchase which are collateralized transactions acquired in national markets as well as from the Corporation's commercial customers as a part of a cash management service. Repurchase agreements generally provide the Corporation with a lower interest cost than similar sources of funds.

Other borrowings totaled $560,644 at March 31, 2002 compared to $564,448 and $608,776 at December 31, 2001 and March 31, 2001, respectively. Other borrowings generally provide longer term funding and include advances from the Federal Home Loan Bank (FHLB) and term notes from other financial institutions.

SHAREHOLDERS' EQUITY

The Corporation and its subsidiary bank have capital ratios that substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.


                                                     Minimum
                                                   Requirements     March 31, 2002  December 31, 2001   March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets)                8.00%            13.35%            12.96%            10.83%

Tier 1 Capital (to Risk-Weighted Assets)               4.00%            12.10%            11.71%             9.58%

Tier 1 Capital (to Average Assets)                     4.00%             7.37%             6.98%             6.41%



LIQUIDITY AND CAPITAL RESOURCES

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

For the Corporation, the primary sources of short-term liquidity have been federal funds sold, commercial paper, interest-bearing deposits and U.S. Government and agency securities available for sale. In addition to these sources, short-term liquidity is provided by maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Corporation's asset/liability management program. When these sources are not adequate, the Corporation may use federal funds purchased, brokered deposits and its lines with the Federal Home Loan Banks as alternative sources of liquidity. Additionally, the Corporation's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At March 31, 2002 and December 31, 2001, respectively, federal funds sold were $44,954 and $101,946, interest-bearing deposits in banks were $420 and $972, and U.S. Government and agency securities available for sale were $79,055 and $144,615.

These sources and other liquid assets also satisfy long-term liquidity needs. Long-term liquidity is managed in the same way, only with longer maturities, to provide for future needs while maintaining interest margins. At March 31, 2002 and December 31, 2001, the Corporation had $140,000 available from unused federal funds purchased agreements.

Liquidity for the parent company, Integra Bank Corporation, is provided by dividends from its subsidiary, Integra Bank, cash balances and lines of credit availability. Banking regulations impose restrictions on the ability of subsidiaries to pay dividends to the Corporation. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels. As of March 31, 2002, Integra Bank is unable to pay dividends to its parent during 2002 without prior regulatory approval. During 2001, Integra Bank paid dividends of $46,000 to its parent company, Integra Bank Corporation, pre-funding 2002 expected cash needs for debt repayment obligations and dividends to shareholders. The parent company has an unsecured line of credit available which permits it to borrow up to $12,000 at variable rates adjusted with changes in LIBOR. This line of credit terminates, unless extended, at June 28, 2002. As of March 31, 2002, the Corporation has borrowed $12,000 against this line of credit. Management believes that the parent company's current cash balances, $37,430 at March 31, 2002 are adequate to meet its foreseeable liquidity needs, including expected dividends to shareholders at current levels and debt repayment obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee, both at the Board level and by senior management. Interest rate risk is the most significant market risk affecting the Corporation. Interest rate risk is the potential economic loss due to future interest rate changes. This economic loss can be reflected as a loss of future net interest income and/or a loss of current fair market values.

In order to manage its exposure to changes in interest rates, the Corporation monitors interest rate risk through analysis of standard gap reports and interest rate shock simulation reports on the effect of changes in interest rates on net interest income and on the economic value of equity (the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities). The following table sets forth, at March 31, 2002, an analysis of the Corporation's interest rate risk as measured by the estimated change in economic value of equity (EVE) and net interest income (NII) following parallel shifts in the yield curve.

Certain assumptions were employed in preparing data in the following tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios.


                                                Estimated Increase                                Estimated Increase
                                                (Decrease) in EVE                                 (Decrease) in NII
  Changes in         Estimated            ----------------------------     Estimated          ------------------------
Interest Rates       EVE Amount           Amount            Percent        NII Amount          Amount         Percent
----------------------------------------------------------------------     -------------------------------------------
(Basis Points)

         +200          $221,036          $(65,621)           (22.9)%        $ 87,156          $  3,570           4.3%
          --            286,657              --             --                83,586              --             --
         -200           258,576           (28,081)            (9.8)           69,784           (13,802)        (16.5)


Management's expectations are that interest rates will remain relatively flat for most of 2002 with a reasonable probability that the economy will strengthen throughout the year, possibly leading to higher interest rates in late 2002 and throughout 2003. As the Corporation's modeling indicates, net interest income should increase in this scenario, although EVE would be adversely affected. Management continues to test model assumptions and to evaluate various alternatives to reduce the Corporation's interest rate risk.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2002, the Corporation held its Annual Meeting of Shareholders. There were 17,284,085 shares outstanding on the February 21, 2002 record date.

The following directors received votes as noted and were elected to terms to expire in 2005:


                                                              Abstain & Broker
                             Affirmative       Negative           Non-Votes
                             -----------       --------           ---------
       Donald G. Harris       12,117,317        897,613           125,187
       George D. Martin       12,867,589        147,341           125,187
       William E. Vieth       12,866,652        148,278           125,187
       Daniel T. Wolfe        12,840,555        174,375           125,187


Continuing directors and the date of the expiration of their term in office are as follows:

        2003                                          2004
        ----                                          ----
        Michael T. Vea                                Dr. H. Ray Hoops
        Sandra Clark Berry                            Ronald G. Reherman
        Thomas W. Miller                              Robert W. Swan
        Richard M. Stivers                            Robert D. Vance

Additionally, shareholders voted upon the appointment of PricewaterhouseCoopers LLP as the Corporation's auditors for 2002. The following represents the results of the approved appointment:

        Affirmative                    Negative                   Abstain
        -----------                    --------                   -------
        12,891,214                     96,876                     152,027


ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTEGRA BANK CORPORATION

                                        By      /s/ Michael T. Vea
                                                ------------------
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                May 13, 2002

                                                /s/ Donald J. Spring
                                                ---------------------
                                                Vice President and
                                                Controller
                                                May 13, 2002