Form 10-Q
period 2002-06-30
INTEGRA BANK CORP
filed 2002-08-14
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2002.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _________________ to _________________.

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

                                                            Yes [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                       OUTSTANDING AT AUGUST 1, 2002
 (Common stock, $1.00 Stated Value)                   17,291,368

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial position-
         June 30, 2002, December 31, 2001, and June 30, 2001                  3

         Condensed consolidated statements of income-
         Three months and six months ended June 30, 2002 and 2001             4

         Condensed consolidated statements of comprehensive income-
         Three months and six months ended June 30, 2002 and 2001             6

         Condensed consolidated statements of cash flow-
         Six months ended June 30, 2002 and 2001                              7

         Notes to condensed consolidated financial statements                 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          23


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 2.  Changes In Securities and Use of Proceeds                           26

Item 3.  Defaults Upon Senior Securities                                     26

Item 4.  Submissions of Matters to a Vote of Security Holders                26

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26

Signatures                                                                   26

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (In thousands, except for per share data)


                                                                    June 30,       December 31,       June 30,
                                                                      2002             2001             2001
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $    82,066      $    79,178      $    79,102
Federal funds sold and other short-term investments                    43,476          102,918          360,976
---------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                  125,542          182,096          440,078
Loans held for sale (at lower of cost or fair value)                   11,660           58,571            2,635
Securities available for sale                                       1,002,773        1,010,470          914,479
Loans, net of unearned income                                       1,602,151        1,599,732        1,770,691
Less:  Allowance for loan losses                                      (24,438)         (23,868)         (27,748)
---------------------------------------------------------------------------------------------------------------
     Net loans                                                      1,577,713        1,575,864        1,742,943
Premises and equipment                                                 53,578           54,123           52,441
Intangible assets                                                      56,546           57,594           64,583
Other assets                                                           97,805           97,172           67,398
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 2,925,617      $ 3,035,890      $ 3,284,557
===============================================================================================================

LIABILITIES
Deposits:
     Non-interest-bearing demand                                  $   202,470      $   220,447      $   199,258
     Interest-bearing:
         Savings, interest checking and money market accounts         712,236          719,147          724,642
         Time deposits of $100,000 or more                            208,447          232,938          352,445
         Other interest-bearing                                       681,079          755,880          842,369
---------------------------------------------------------------------------------------------------------------
     Total deposits                                                 1,804,232        1,928,412        2,118,714
Federal funds purchased and securities sold
     under repurchase agreements                                      262,914          244,032          253,283
Other borrowings                                                      547,196          564,448          605,450
Guaranteed preferred beneficial interests
     in the Corporation's subordinated debentures                      52,500           52,500           34,500
Other liabilities                                                      26,039           25,401           26,632
---------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                              2,692,881        2,814,793        3,038,579
---------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Preferred stock-1,000 shares authorized - None outstanding
Common stock - $1.00 stated value:-29,000 shares authorized            17,291           17,284           17,396
Capital surplus                                                       125,467          125,334          128,346
Retained earnings                                                      81,040           77,935           93,738
Unearned compensation                                                    (209)            (270)            (331)
Accumulated other comprehensive income                                  9,147              814            6,829
---------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                       232,736          221,097          245,978
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,925,617      $ 3,035,890      $ 3,284,557
===============================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)


                                                                             Three Months Ended            Six Months Ended
                                                                                  June 30,                     June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                             2002          2001          2002           2001
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                              $  27,557     $  37,207     $  56,039      $  75,265
     Tax-exempt                                                                 327           629           634            893
Interest and dividends on securities:
     Taxable                                                                 12,539        13,139        24,420         28,775
     Tax-exempt                                                               1,850         1,859         3,683          3,740
Interest on loans held for sale                                                 724           142         1,356            201
Interest on federal funds sold and other investments                            150         4,252           736          7,581
------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                   43,147        57,228        86,868        116,455

INTEREST EXPENSE
Interest on deposits                                                         11,334        22,663        24,232         45,958
Interest on federal funds purchased and securities sold
     under repurchase agreements                                              2,340         2,854         4,635          6,841
Interest on other borrowings                                                  9,592        10,127        19,118         19,893
------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                  23,266        35,644        47,985         72,692

NET INTEREST INCOME                                                          19,881        21,584        38,883         43,763
Provision for loan losses                                                       180         1,695           830          3,390
------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                     19,701        19,889        38,053         40,373
------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service charges on deposit accounts                                           2,861         2,374         4,978          4,531
Trust income                                                                    532           577         1,055          1,152
Other service charges and fees                                                1,870         1,197         3,792          2,272
Net securities gains                                                            214         3,404           592          5,401
Other                                                                         1,173         2,297         2,894          4,120
------------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                6,650         9,849        13,311         17,476

NON-INTEREST EXPENSE
Salaries and employee benefits                                                9,489         9,234        18,910         18,306
Occupancy                                                                     1,257         1,117         2,590          2,254
Equipment                                                                     1,132         1,266         2,221          2,291
Professional fees                                                             1,135         1,050         2,120          2,120
Communication and transportation                                                935           906         1,965          2,011
Marketing                                                                       553           487         1,007          1,142
Processing                                                                    1,214           823         2,472          1,651
Writedown of loans held for sale                                                496             -         1,439              -
Amortization of intangible assets                                               580         1,194         1,163          2,267
Other                                                                         2,028         2,356         3,827          4,571
------------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                              18,819        18,433        37,714         36,613
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting change         7,532        11,305        13,650         21,236
Income taxes                                                                  1,502         3,222         2,421          6,023
------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                          6,030         8,083        11,229         15,213
Cumulative effect of accounting change, net of tax                                -             -             -           (273)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $   6,030     $   8,083     $  11,229      $  14,940
==============================================================================================================================

Unaudited Condensed Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)


                                                                             Three Months Ended            Six Months Ended
                                                                                  June 30,                     June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                             2002          2001          2002           2001
------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
     Basic:
          Income before cumulative effect of accounting change            $    0.35     $    0.46     $    0.65      $    0.88
          Cumulative effect of accounting change, net of tax                      -             -             -          (0.01)
------------------------------------------------------------------------------------------------------------------------------
          Net Income                                                      $    0.35     $    0.46     $    0.65      $    0.87
==============================================================================================================================

     Diluted:
          Income before cumulative effect of accounting change            $    0.35     $    0.46     $    0.65      $    0.88
          Cumulative effect of accounting change, net of tax                      -             -             -          (0.01)
------------------------------------------------------------------------------------------------------------------------------
          Net Income                                                      $    0.35     $    0.46     $    0.65      $    0.87
==============================================================================================================================

Weighted average shares outstanding:
     Basic                                                                   17,275        17,396        17,272         17,131
     Diluted                                                                 17,298        17,415        17,284         17,156


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                                Three Months Ended           Six Months Ended
                                                                                     June 30,                    June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                2002          2001          2002          2001
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $  6,030      $  8,083      $ 11,229      $ 14,940

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
     Unrealized gain (loss) arising in period                                    9,658          (633)        8,921         6,892
     Reclassification of realized amounts                                         (127)       (2,025)         (352)       (3,212)
--------------------------------------------------------------------------------------------------------------------------------
     Net unrealized gain (loss) on securities                                    9,531        (2,658)        8,569         3,680
--------------------------------------------------------------------------------------------------------------------------------

   Unrealized gain (loss) on derivative hedging instruments arising in period     (603)            -          (236)            -
--------------------------------------------------------------------------------------------------------------------------------

Net unrealized gain (loss), recognized in other comprehensive income             8,928        (2,658)        8,333         3,680
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                          $ 14,958      $  5,425      $ 19,562      $ 18,620
================================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                2002           2001
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  11,229      $  14,940
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Federal Home Loan Bank stock dividends                                         (97)          (143)
    Amortization and depreciation                                                7,904          6,418
    Provision for loan losses                                                      830          3,390
    Net securities gains                                                          (592)        (5,401)
    Loss on sale of premises and equipment                                          13             17
    Loss on sale of other real estate owned                                         31             18
    Loss on low-income housing investments                                         323            346
    Amortization of unearned stock compensation                                     61             36
    (Increase) decrease in loans held for sale                                  28,801           (675)
    (Increase) decrease in other assets                                         (2,173)         2,736
    Decrease in other liabilities                                               (3,848)       (12,155)
-----------------------------------------------------------------------------------------------------
    Net cash flows provided by operating activities                             42,482          9,527
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                      206,693        382,453
Proceeds from sales of securities available for sale                           294,921        578,181
Purchase of securities available for sale                                     (482,938)      (767,731)
Decrease in loans made to customers                                             14,079         73,524
Purchase of premises and equipment                                              (1,692)        (1,826)
Proceeds from sale of premises and equipment                                        31             16
Proceeds from sale of other real estate owned                                    1,187            681
Net cash and cash equivalents from acquisitions                                      -         22,769
-----------------------------------------------------------------------------------------------------
  Net cash flows provided by investing activities                               32,281        288,067
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                      (124,180)          (275)
Termination fee on interest rate swap                                             (783)             -
Net borrowings (payments) in federal funds purchased and securities sold
       under repurchase agreement                                               18,882       (141,228)
Proceeds from other borrowings                                                       -         60,247
Repayment of other borrowings                                                  (17,252)        (6,435)
Dividends paid                                                                  (8,124)        (7,995)
Repurchase of common stock                                                           -           (240)
Proceeds from exercise of stock options                                            140            147
-----------------------------------------------------------------------------------------------------
  Net cash flows used in financing activities                                 (131,317)       (95,779)
-----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                           (56,554)       201,815
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                               182,096        238,263
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 125,542      $ 440,078
=====================================================================================================

Unaudited Condensed Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                              2002           2001
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in unrealized (gain)/loss on securities available for sale          $  14,408      $   6,186
Change in deferred taxes attributable to securities available for sale         5,678         (2,507)
Change in fair value of derivative hedging instruments                          (376)             -
Other real estate acquired in settlement of loans                              1,416          2,157
Loans transferred from held for sale to loan portfolio                        17,799              -


Purchase of subsidiaries:
---------------------------------------------------------------------------------------------------
Assets acquired:
     Securities                                                                           $  99,991
     Loans                                                                                  159,948
     Premises and equipment                                                                   3,368
     Other assets                                                                             5,170
Liabilities assumed:
     Deposits                                                                              (247,953)
     Federal funds purchased and securities sold under repurchase agreements                (10,776)
     Other borrowings                                                                       (11,134)
     Other liabilities                                                                       (2,557)
Shareholders' Equity                                                                        (18,826)
---------------------------------------------------------------------------------------------------
       Net cash and cash equivalents from acquisitions                                    $  22,769
===================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Corporation"). At June 30, 2002, the Corporation's subsidiaries consisted of a commercial bank, a property management company, and two Delaware statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 2001 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 142, Goodwill and Other Intangible Assets, was issued in June 2001 and requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but rather be subject to annual testing for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Effective January 1, 2002, the Corporation adopted SFAS No. 142. The Corporation has completed its initial assessment review and determined that there is no impairment of goodwill as of January 1, 2002. See additional disclosures regarding goodwill and other intangible assets in Note 5.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was adopted by the Corporation effective July 1, 2002 and did not have a material effect on the Corporation's consolidated results of operations, financial position or cash flows.

The Financial Accounting Standards Board has issued SFAS No. 146, Accounting for Exit or Disposal Activities. This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating contracts and termination benefits to employees who are involuntarily terminated. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be recognized when incurred. This statement will be effective for exit or disposal activities of the Corporation that are initiated after December 31, 2002.

NOTE 2. BUSINESS COMBINATIONS

On January 31, 2001, the Corporation issued 1,499,967 shares of common stock in exchange for all of the outstanding shares of Webster Bancorp, Inc., parent company of West Kentucky Bank, headquartered in Madisonville, Kentucky. At January 31, 2001, Webster Bancorp had total assets and shareholders' equity of $291,246 and $18,826, respectively. Goodwill and core deposit intangible assets of $6,994 and $2,213, respectively, were recorded in connection with this transaction. The core deposit intangible asset is being amortized on a straight-line basis over 12.5 years. The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward.

NOTE 3. EARNINGS PER SHARE

The calculation of earnings per share as of June 30 is summarized as follows:

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                June 30,
                                                  -------------------     -------------------
                                                    2002        2001        2002        2001
---------------------------------------------------------------------------------------------
Net income                                        $ 6,030     $ 8,083     $11,229     $14,940

  Weighted average shares outstanding - Basic      17,275      17,396      17,272      17,131
  Stock option adjustment                              23          19          12          25
---------------------------------------------------------------------------------------------
  Average shares outstanding - Diluted             17,298      17,415      17,284      17,156
=============================================================================================

Earnings per share-Basic                          $  0.35     $  0.46     $  0.65     $  0.87
  Effect of stock options                               -           -           -           -
---------------------------------------------------------------------------------------------
Earnings per share-Diluted                        $  0.35     $  0.46     $  0.65     $  0.87
=============================================================================================

NOTE 4. SECURITIES

Amortized cost and fair value of securities classified as available for sale as of June 30, 2002 and 2001 are as follows:


                                                      Gross         Gross
                                     Amortized     Unrealized     Unrealized        Fair
June 2002                              Cost           Gains         Losses         Value
-------------------------------------------------------------------------------------------
U.S. Government agencies            $   32,365     $        -     $      165     $   32,200
Mortgage-backed securities             685,888          9,975            175        695,688
States & political subdivisions        146,177          5,365            256        151,286
Other securities                       121,078          2,765            244        123,599
-------------------------------------------------------------------------------------------
     Total available for sale       $  985,508     $   18,105     $      840     $1,002,773
===========================================================================================


                                                      Gross         Gross
                                     Amortized     Unrealized     Unrealized        Fair
June 2001                              Cost           Gains         Losses         Value
-------------------------------------------------------------------------------------------
U.S. Government agencies            $  210,392     $      941     $      483     $  210,850
Mortgage-backed securities             430,204          7,092             29        437,267
States & political subdivisions        145,256          3,379            588        148,047
Other securities                       117,145          1,293            123        118,315
-------------------------------------------------------------------------------------------
     Total available for sale       $  902,997     $   12,705     $    1,223     $  914,479
===========================================================================================

The amortized cost and fair value of the securities as of June 30, 2002, by contractual maturity, except for mortgaged-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                  Maturity          1 - 5 Years           5 - 10 Years         Over 10 Years
                                Under 1 Year          Maturity              Maturity              Maturity              Total
                             ------------------------------------------------------------------------------------------------------
                              Amount     Yield     Amount     Yield      Amount    Yield       Amount   Yield      Amount    Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S.  Government agencies    $     -       - %   $  32,365     4.25%   $       -   0.00%     $       -    - %   $    32,365  4.25%
Mortgage-backed securities        80     7.87%      98,308     7.42%     482,636   6.43%       104,864  5.71%       685,888  6.46%
States & subdivisions          8,743     7.33%      21,495     6.75%      33,322   6.91%        82,617  7.10%       146,177  7.02%
Other securities                   -       - %         500    12.00%      29,863   5.78%        90,715  6.36%       121,078  6.24%
-----------------------------------------------------------------------------------------------------------------------------------

Amortized Cost               $ 8,823     7.33%   $ 152,668     6.67%   $ 545,821   6.42%     $ 278,196  6.33%   $   985,508  6.44%
===================================================================================================================================
Fair Value                   $ 8,862             $ 158,247             $ 551,412             $ 284,252          $ 1,002,773
===================================================================================================================================

Note:  The yield is calculated on a federal-tax-equivalent basis.

At June 30, 2002 and December 31, 2001, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $712,309 and $591,383, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets at June 30, 2002 were:

                                                  Gross                                Net
                                                 Carrying         Accumulated        Carrying
                                                  Amount         Amortization         Amount
                                                 ---------------------------------------------
Amortizing intangible assets
    Goodwill                                     $  9,464          $ (1,051)         $  8,413
    Core deposits                                  17,080            (4,342)           12,738
                                                 ---------------------------------------------
                                                   26,544            (5,393)           21,151
Non-amortizing intangible assets
    Goodwill                                       35,395                 -            35,395
                                                 ---------------------------------------------
Total intangible assets                          $ 61,939          $ (5,393)         $ 56,546
                                                 =============================================

All of the intangible assets relate to the banking operating segment.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year ending December 31,
   2002                                                     $ 2,320
   2003                                                       2,320
   2004                                                       2,313
   2005                                                       1,634
   2006                                                       1,634

The following table reflects our results adjusted as though we had adopted SFAS No. 142 on January 1, 2001:

                                        Three months ended        Six months ended
                                             June 30,                 June 30,
                                         2002        2001         2002         2001
-------------------------------------------------------------------------------------
Net income as reported                 $  6,030    $  8,083     $ 11,229     $ 14,940
Goodwill amortization                         -         758            -        1,482
Tax effect                                    -         (36)           -          (73)
-------------------------------------------------------------------------------------
Net income as adjusted                 $  6,030    $  8,805     $ 11,229     $ 16,349
=====================================================================================

Net income per share, as reported:
     Basic                             $   0.35    $   0.46     $   0.65     $   0.87
     Diluted                               0.35        0.46         0.65         0.87

Net income per share, as adjusted:
     Basic                             $   0.35    $   0.51     $   0.65     $   0.96
     Diluted                               0.35        0.51         0.65         0.96

NOTE 6. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Included in Federal funds purchased and securities sold under repurchase agreements are $175,000 of national market repurchase agreements with original maturity dates greater than one year. Integra Bank NA (the "Bank") borrows these funds under a master repurchase agreement. The Bank must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. In addition, the holders have an option on a specific date to put the collateral back to the Bank at the repurchase price. The following table summarizes information on these national market repurchase agreements, including amount outstanding, maturity date, interest rate and the optional repurchase date:

                                                           Optional
         Amount  Maturity Date      Interest Rate     Repurchase Date (a)
     ----------------------------------------------------------------------
        $25,000     01/22/06            5.00%              01/22/03
         25,000     03/13/06            4.98%              03/12/03
         25,000     04/04/06            4.63%              04/04/03
         25,000     04/26/06            4.60%              04/26/03
         25,000     05/03/06            4.70%              05/03/03
         25,000     05/04/06            4.66%              05/07/03
         25,000     05/22/06            4.75%              05/22/03
     ----------------------------------------------------------------------
       $175,000                         4.76%

(a) The right to repurchase must be exercised on the optional repurchase date, except for the instrument with a 1/22/06 maturity date where the holder can exercise this right on the same day of each succeeding three month period thereafter.

NOTE 7. OTHER BORROWINGS

Included in Other borrowings are $526,561 in advances from Federal Home Loan Banks to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. Integra Bank NA must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At June 30, 2002, Integra Bank NA had an adequate amount of mortgage-backed securities and mortgage loans pledged to satisfy the collateral requirements associated with these borrowings.

FEDERAL HOME LOAN BANK ADVANCES                 June 30, 2002
--------------------------------------------------------------
Convertible advances                                 $432,000
Fixed maturity advances                                55,000
Amortizing and other advances                          39,561
--------------------------------------------------------------
  Total Federal Home Loan Bank advances              $526,561
==============================================================

An aggregate of $432,000 of these are advances that may be converted at the option of the FHLB from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, Integra Bank NA has the option to prepay such converted advances at par value. The following table summarizes key information relating to these advances, including amount outstanding, maturity date, interest rate and first conversion date:

            Amount    Maturity Date  Interest Rate   First Conversion Date
         -------------------------------------------------------------------
           $25,000      09/26/05         6.00%              09/26/01
            25,000      10/05/05         5.95%              10/05/01
            25,000      11/30/05         5.65%              02/28/01
            25,000      03/01/06         6.28%              09/04/01
            25,000      03/03/06         6.37%              09/04/01
            25,000      03/29/06         6.44%              10/01/01
            25,000      02/02/07         6.55%              02/04/02
             5,000      02/14/07         6.60%              02/14/02
            10,000      02/14/07         6.60%              02/14/02
            10,000      02/14/07         6.60%              02/14/02
            30,000      05/02/07         6.65%              05/06/02
            25,000      05/14/07         6.65%              11/14/01
            25,000      10/15/07         6.00%              10/15/02
            25,000      10/29/07         5.85%              10/28/02
            25,000      02/05/08         4.63%              08/05/02
             2,000      02/25/08         5.60%              02/25/03
            25,000      08/16/10         6.10%              08/16/02
            25,000      08/23/10         6.10%              08/21/02
            25,000      09/08/10         5.93%              09/09/02
            25,000      10/27/10         5.98%              10/27/01
            25,000      07/28/07         6.50%        No longer convertible
            30,000      05/01/09         6.63%        No longer convertible
         -------------------------------------------------------------------
          $487,000                       6.16%


Advances totaling $55,000 were not converted following their only conversion date. These advances carry a weighted average fixed interest rate of 6.57% with final maturities ranging from 2007 through 2009.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Corporation and its subsidiaries are parties to legal actions that arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

The Corporation has guaranteed debt of its property management subsidiary and the Bank's leasing subsidiary, which totaled $11,181 at June 30, 2002. On the same date, the Corporation was not in compliance with certain provisions in the agreements for these loans, including a financial covenant which requires that the Corporation maintain, on a consolidated basis, a return on average assets ratio in excess of 1.00%. On July 30, 2002, the leasing subsidiary repaid its $1,221 debt in full. The lender subsequently waived the defaults relating to the remaining debt guarantee.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The following table reflects commitments and contingent liabilities not reflected in the consolidated financial statements:

                             June 30, 2002    December 31, 2001    June 30, 2001
--------------------------------------------------------------------------------
Standby letters of credit    $       7,738    $          31,535    $      33,797
Commitments to extend credit       270,713              356,239          287,075

NOTE 9. INTEREST RATE CONTRACTS

The Corporation had entered into interest rate contracts to limit its exposure to rising interest costs of repurchase agreements. The Corporation purchased fixed rate mortgage-backed securities funded by repurchase agreements as a means of increasing earnings and utilizing excess capital. The interest rate contracts limited the Corporation's interest rate exposure to owning long-term, fixed rate assets funded by short-term, variable rate liabilities. At June 30, 2002 and December 31, 2001, the notional value of the interest rate caps was $75,000 and $125,000, respectively. The caps are indexed to one-month LIBOR with contract strike prices of 7.00% and mature prior to 2003. The caps had carrying values and related market values of $0 at both June 30, 2002 and December 31, 2001.

During 2001, the Corporation entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Corporation to pay a fixed rate of interest ranging from 4.56% to 4.74% and receive a variable rate based on one-month LIBOR and expired on or prior to September 10, 2004. The Corporation terminated a $25,000 notional amount agreement in June 2002. The loss due to termination of $460, net of tax, is recorded as a component of accumulated other comprehensive income and will be amortized into earnings over the remaining term of the agreement. The remaining $50,000 notional amount agreements were terminated in July 2002. The resulting losses totaling $661, net of tax, will also remain as a component of accumulated other comprehensive income and be amortized into earnings over the remaining term of the agreements.

During the second quarter of 2002, the Corporation entered into an interest rate floor contract. At June 30, 2002, the notional amount was $200,000. The interest rate floor is indexed to one-month LIBOR with a contract strike price of 2.00% and terminates May 17, 2004. This derivative transaction is accounted for as a free-standing derivative with cash flows and changes in market value recorded in current period earnings.

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

NOTE 10. SEGMENT INFORMATION

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


Six months ended June 30, 2002                                       Banking         Other       Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------
 Interest income                                                   $   86,720     $    2,680      $   (2,532)     $   86,868
 Interest expense                                                      46,007          4,510          (2,532)         47,985
----------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                   40,713         (1,830)              -          38,883
 Provision for loan losses                                                830              -               -             830
 Non-interest income                                                   13,188         12,719         (12,596)         13,311
 Non-interest expense                                                  37,443            303             (32)         37,714
----------------------------------------------------------------------------------------------------------------------------
 Income before taxes and cumulative effect of accounting change    $   15,628     $   10,586      $  (12,564)     $   13,650
============================================================================================================================

 Other segment information:
    Segment assets at June 30, 2002                                $2,908,113     $  356,595      $ (339,091)     $2,925,617
============================================================================================================================


Six months ended June 30, 2001                                       Banking         Other       Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------
 Interest income                                                   $  116,200     $    2,029      $   (1,774)     $  116,455
 Interest expense                                                      70,381          4,084          (1,773)         72,692
----------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                   45,819         (2,055)             (1)         43,763
 Provision for loan losses                                              3,390              -               -           3,390
 Non-interest income                                                   17,505         16,570         (16,599)         17,476
 Non-interest expense                                                  36,229            414             (30)         36,613
----------------------------------------------------------------------------------------------------------------------------
 Income before taxes and cumulative effect of accounting change    $   23,705     $   14,101      $  (16,570)     $   21,236
============================================================================================================================

 Other segment information:
    Segment assets at June 30, 2001                                $3,276,561     $  352,152      $ (344,156)     $3,284,557
============================================================================================================================

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

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the outcome of efforts to sell loans; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; the outcome of efforts to reduce interest rate risk within the investment portfolio; changes in regulations affecting financial institutions; and competition. The Corporation does not intend to update information in any forward-looking statements it makes.

OVERVIEW

Net income for the quarter ended June 30, 2002 was $6,030 compared to $8,083 for the same period of 2001. Earnings per share, on a diluted basis, were $.35 for the second quarter of 2002 compared to $.46 in 2001.

Net income for the six months ended June 30, 2002 was $11,229 compared to $14,940 for the same period of 2001. Earnings per share, on a diluted basis, were $.65 for the first half of 2002 compared to $.87 in 2001. Effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with the transition provisions of SFAS No. 133, the Corporation recorded in the first quarter of 2001 a cumulative-effect-type transaction loss, net of tax, of $273, or $.01 per diluted share, to recognize excess of carrying value over the fair value of all interest rate caps. Excluding the cumulative effect of accounting change, net income was $15,213, or $.88 per diluted share, for the six months ended June 30, 2001.

Net interest income decreased $1,703, or 7.9%, during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Although the net interest margin improved to 3.17% during the second quarter of 2002 from 2.92% during the second quarter of 2001, this was partially offset by a $475,570 decline in average earning assets, resulting in the lower net interest income. Provision for loan losses was $180 for the three months ended June 30, 2002 compared to $1,695 for the same period one year ago. Non-interest income decreased $3,199 compared to the second quarter of 2001. Excluding securities gains, non-interest income was approximately equal to the same period last year. Non-interest expenses increased $386, or 2.1%, for the same period.

Annualized returns on average assets and equity for the three months ended June 30, 2002 were 0.83% and 10.74%, respectively, compared with 0.96% and 13.43% in the same period of 2001.

On a year-to-date basis, net interest income decreased $4,880, or 11.2%, compared to the first six months of 2001. Although the net interest margin improved to 3.07% during the first half of 2002 from 3.00% during the first half of 2001, this was partially offset by a $382,407 decline in average earning assets, which resulted in the lower net interest income. Provision for loan losses was $830 for the six months ended June 30, 2002 compared to $3,390 for the same period one year ago. Non-interest income decreased $4,165 compared to the first six months of 2001. Excluding securities gains, non-interest income increased $644, or 5.3%. Non-interest expenses increased $1,101, or 3.0%, for the same period. The results for the six months ended June 30, 2001 include the results of the January 31, 2001 purchase of Webster Bancorp, Inc. from the acquisition date forward.

Annualized returns on average assets and equity for the first half of 2002 were 0.77% and 10.06%, respectively, compared with 0.91% and 12.82%, respectively in the same period of 2001.

During the fourth quarter of 2001, the Corporation identified and transferred $78,312 of performing and non-performing loans from the loan portfolio to loans held for sale. These loans, carried at the lower of cost or fair value, were written down by $26,047 to $52,265, their then fair value, prior to being reclassified from the loan portfolio into loans held for sale. During the first half of 2002, the Corporation sold approximately $24,152 of the loans held for sale and transferred $17,799 of performing loans back into the loan portfolio. In addition, during the same period the Corporation wrote down the held for sale portfolio by a total of $1,439. This writedown was necessitated due to the rapid deterioration of a significant commercial credit in the portfolio, lower realization on the loans sold and lower estimated realization on the remaining loans held for sale. As of June 30, 2002, approximately $8,463 of residential real estate and small business commercial loans remain held for sale. The Corporation expects to substantially complete the sale of the remaining loans during the second half of 2002.

NET INTEREST INCOME

Net interest income was $19,881 for the three months ended June 30, 2002 compared with $21,584 for the same period in 2001. Average earning assets were $2,667,107 for the second quarter of 2002 compared to $3,142,677 for the second quarter of 2001. Average interest-bearing liabilities were $2,462,741 and $2,909,021 for the three months ended June 30, 2002 and 2001, respectively. The net interest margin for the three months ended June 30, 2002 was 3.17% compared to 2.92% for the same period one year ago. The decrease in net interest income was the result of the 15.1% decline in average earning assets partially offset by the 25 basis point improvement in net interest margin. During the second quarter of 2002, $255 in interest income was recovered on a non-performing loan that had been sold.

Average earning assets decreased $475,570 from the second quarter of 2001 compared with the second quarter of 2002. Average loans decreased $180,703, or 10.1%; average investment securities increased $40,608, or 4.1%; and other earning assets decreased $335,475 during this period. The mix of earning assets changed with the percentage of average loans to average earning assets increasing slightly from 57.1% during the second quarter of 2001 to 60.5% during the same period of 2002. Average investment securities as a percentage of average earning assets increased from 31.3% to 38.4% during the same period.

Average loans were $1,612,422 during the second quarter of 2002 compared to $1,793,125 during the second quarter of 2001. The decrease is primarily the result of accelerated loan prepayments and refinancings. The significant drop in rates in 2001 increased prepayments in both fixed-rate loan portfolios, including residential mortgages and mortgage-backed investment securities, and this trend continued into 2002. Interest income on loans decreased 24.7% during the second quarter of 2002 compared to 2001 as a result of a decrease in average balances and a 141 basis point decline in loan yields. The yield on loans was 7.15% for the second quarter of 2002 compared to 8.56% for the same period of 2001.

Average investment securities were $1,022,947 during the second quarter of 2002 compared to $982,339 during the second quarter of 2001. The yield on securities declined to 6.08% during the second quarter of 2002 from 6.52% during the same period in 2001. While the average balances increased this quarter compared to last year, the reinvestment of cash proceeds received from sales or accelerated prepayments of securities occurred during the declining rate environment of 2001 and the first half of 2002.

Average deposits decreased from $2,194,998 during the second quarter of 2001 to $1,803,554 during the second quarter of 2002. Non-interest-bearing deposits increased $12,996, or 6.9%, while interest-bearing deposits decreased $404,440, or 20.1%, during this period. The declining rate environment experienced throughout 2001 and a marketing effort focused on reducing single product relationships shifted depositors' preferences to short-term liquid deposit products or annuities as opposed to long-term certificate of deposits. The mix of average deposits illustrates this shift in customer preferences as the percentage of non-interest-bearing deposits to total deposits increased to 11.1% during the second quarter of 2002 from 8.6% during the same period of 2001. This mix change provides the Corporation with additional interest free-funds, reducing interest expense. The declining interest rate environment, shift in customer preferences and change in deposit product mix resulted in the cost of deposits decreasing to 2.84% during the second quarter of 2002 from 4.53% during the second quarter of 2001.

Other interest-bearing liabilities consist primarily of federal funds purchased, repurchase agreements, Federal Home Loan Bank advances and other long-term borrowings. The average balance declined $41,839, or 4.6%, from $901,748 during the second quarter of 2001 to $859,909 for the same period of 2002. The cost of funds declined 20 basis points during this period, to 5.57% for the second quarter of 2002. The decline was the result of repricing of federal funds purchased and short-term repurchase agreements to lower market rates throughout 2001.

On a year-to-date basis, net interest income was $38,883 for the six months ended June 30, 2002 compared with $43,763 for the same period in 2001. Average earning assets were $2,715,467 for the first six months of 2002 compared to $3,097,874 for the first six months of 2001. Average interest-bearing liabilities were $2,506,834 and $2,866,949 for the six months ended June 30, 2002 and 2001, respectively. The net interest margin for the six months ended June 30, 2002 was 3.07% compared to 3.00% for the same period one year ago. The deterioration in net interest income was the result of the 12.3% decline in average earning assets partially offset by the 7 basis point improvement in net interest margin.

Average earning assets decreased $382,407 from the first six months of 2001 compared with the first six months of 2002. Average loans were $1,629,107 during the first six months of 2002 compared to $1,783,754 during the first six months of 2001, a decrease of $154,647 or 8.7%. Interest income on loans decreased 24.0% during the first six months of 2002 compared to 2001 as a result of the decrease in average balances and a 147 basis point decline in loan yields. The yield on loans was 7.21% for the first six months of 2002 compared to 8.68% for the same period of 2001. Average investment securities increased $2,682, or 0.3%, to $1,013,583 during the first half of 2002 compared to $1,010,901 during the first half of 2001. The yield on securities declined to 6.04% during the first half of 2002 from 6.88% during the first half of 2001. Other earning assets decreased $230,442, or 76.0% during the first half of 2002 compared to the same period of 2001. The mix of earning assets remained fairly constant with the percentage of average loans to average earning assets increasing slightly from 57.6% during the first half of 2001 to 60.0% during the same period of 2002. Average investment securities as a percentage of average earning assets increased from 32.6% to 37.3% during the same period.

Average deposits decreased from $2,148,243 during the first six months of 2001 to $1,848,480 during the first six months of 2002. Non-interest-bearing deposits increased $20,786, or 11.3%, while interest-bearing deposits decreased $320,549, or 16.3%, during this period. The declining rate environment experienced throughout 2001 and an emphasis on broader customer product usage shifted depositors' preferences to short-term liquid deposit products or annuities as opposed to long-term certificate of deposits. The average deposits mix shifted as the percentage of non-interest-bearing deposits to total deposits increased to 11.1% during the first half of 2002 from 8.6% during the same period of 2001. The cost of deposits decreased to 2.97% during the first half of 2002 from 4.72% during the first half of 2001. Average other interest-bearing liabilities declined $39,565, or 4.4%, from $902,620 during the first six months of 2001 to $863,055 for the same period of 2002. The cost of funds declined 42 basis points during this period, from 5.97% to 5.55%.


                                                                 Three Months Ended           Six Months Ended
                                                               June 30,      June 30,       June 30,     June 30,
Net Interest Margin Analysis                                     2002          2001           2002         2001
-----------------------------------------------------------------------------------------------------------------
Yields (federal-tax-equivalent)
     Loans                                                       7.15%         8.56%          7.21%        8.68%
     Securities                                                  6.08          6.52           6.04         6.88
     Other earning assets                                        1.89          4.64           2.04         5.04
-----------------------------------------------------------------------------------------------------------------
       Total earning assets                                      6.67          7.46           6.63         7.73

Cost of funds
     Interest bearing deposits                                   2.84          4.53           2.97         4.72
     Other interest bearing liabilities                          5.57          5.77           5.55         5.97
       Total interest bearing liabilities                        3.79          4.91           3.86         5.11
-----------------------------------------------------------------------------------------------------------------
       Total interest expense to earning assets                  3.50          4.55           3.56         4.73
-----------------------------------------------------------------------------------------------------------------
Net interest margin                                              3.17%         2.92%          3.07%        3.00%
=================================================================================================================

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2002, was $6,650 compared to $9,849 from the same period in 2001. Securities transactions resulted in gains of $214 during the second quarter of 2002 compared with $3,404 in the same period of 2001. Excluding securities gains, non-interest income for the three months ended June 30, 2002 totaled $6,436 compared to $6,445 for the same period of 2001.

Non-interest income for the six months ended June 30, 2002, was $13,311 compared to $17,476 from the same period in 2001. Securities transactions resulted in gains of $592 during the first six months of 2002 compared with $5,401 in the same period of 2001. Excluding securities gains, non-interest income for the six months ended June 30, 2002 totaled $12,719, an increase of $644, or 5.3%, compared to the same period of 2001.


                                          Three Months Ended                      Six Months Ended
                                               June 30,            Increase            June 30,           Increase
Non-Interest Income                       2002         2001       (Decrease)      2002         2001      (Decrease)
---------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts     $  2,861     $  2,374      $    487      $  4,978     $  4,531      $    447
Trust income                                 532          577           (45)        1,055        1,152           (97)
Other service charges and fees             1,870        1,197           673         3,792        2,272         1,520
Net securities gains                         214        3,404        (3,190)          592        5,401        (4,809)
Other                                      1,173        2,297        (1,124)        2,894        4,120        (1,226)
---------------------------------------------------------------------------------------------------------------------
     Total non-interest income          $  6,650     $  9,849      $ (3,199)     $ 13,311     $ 17,476      $ (4,165)
=====================================================================================================================

Service charges on deposit accounts increased $487 or 20.5% during the second quarter of 2002 compared to the same period one year ago due to higher activity fees, new fee sources, including a new overdraft protection product, and improved efforts to collect a greater percentage of assessed fees. Service charges increased $447, or 9.9% during the first half of 2002 compared to the same period one year ago.

Trust revenues, based primarily on the market values of assets under management, totaled $532 for the second quarter of 2002 compared to $577 for the second quarter of 2001. The market value of assets under management declined from $403,672 at June 30, 2001 to $373,115 at June 30, 2002 as a result of the general decline in investment values over the past year. Trust revenues totaled $1,055 for the first half of 2002 compared to $1,152 for the first half of 2001.

Other service charges and fees increased $673, from $1,197 for the second quarter of 2001 to $1,870 for the second quarter of 2002. Mortgage servicing fees for the three months ended June 30, 2002 were $176 compared to $111 for the comparable period of 2001 due to demand for new and refinanced residential mortgages. Revenues from the sale of brokerage and annuity products increased $375 during the second quarter of 2002 compared to 2001 as the Corporation offered new products to customers. A significant portion of this revenue increase was due to certificate of deposit maturities moving to annuity products in the current low-rate environment. Insurance commissions increased $62 during the second quarter of 2002 compared to one year ago as the Corporation placed a greater emphasis on the sale of credit related insurance. Card-related fees increased $162 to $671 from the second quarter of 2001 due to increased sales efforts of credit and debit cards and the continued increasing preference of these cards as the choice of payments over checks. On a year-to-date basis, other service charges and fees increased $1,520, from $2,272 for the first six months of 2001 to $3,792 for the first six months of 2002. Mortgage servicing fees increased $351, brokerage and annuity commissions $633, insurance commissions increased $176 and card-related fees increased $342 during this period.

Other non-interest revenues decreased $1,124 during the second quarter ended June 30, 2002 from the comparable period of 2001. Revenues from writing covered call options and net securities trading account gains totaled $1,259 and $266, respectively, during the second quarter of 2001. There was no revenue from these activities in the second quarter of 2002. Effective April 30, 2002, the Corporation has ceased writing covered call option contracts. Revenues from equipment leased to others increased $343 during the second quarter of 2002 compared to 2001. On a year-to-date basis, other non-interest revenues decreased $1,226 during the six months ended June 30, 2002 from the comparable period of 2001. Net securities trading account gains declined from $1,112 in the first half of 2001 to $97 in the first half of 2002. Revenues from writing covered call options totaled $402 in the first half of 2002 compared to $1,652 during the same period of 2001. Revenues from equipment leased to others and the sale of loans increased $572 and $127, respectively, during the first half of 2002 compared to 2001. Income from bank-owned life insurance increased $205 during the first half of 2002 compared to the first half of 2001, due primarily to the receipt of $178 of death benefits during the first quarter of 2002.

NON-INTEREST EXPENSE

Non-interest expense increased $386, or 2.1%, in the second quarter of 2002 compared to the same period in 2001. During the second quarter of 2002, $496 of expenses related to the loans held for sale were incurred. Excluding this write-down, non-interest expense decreased 0.6% from the second quarter of 2001.

On a year-to-date basis, non-interest expense increased $1,101, or 3.0%, in the first six months of 2002 compared to the first six months of 2001. The first half of 2002 included $1,439 of expenses related to the loans held for sale. Excluding this write-down, non-interest expense decreased 0.9% from the first half of 2001.

                                      Three Months Ended                     Six Months Ended
                                            June 30,          Increase           June 30,          Increase
Non-Interest Expense                    2002       2001      (Decrease)      2002         2001    (Decrease)
------------------------------------------------------------------------------------------------------------
Salaries and employee benefits        $ 9,489     $ 9,234     $   255      $18,910     $18,306     $   604
Occupancy                               1,257       1,117         140        2,590       2,254         336
Equipment                               1,132       1,266        (134)       2,221       2,291         (70)
Processing                              1,214         823         391        2,472       1,844         628
Professional fees                       1,135       1,050          85        2,120       2,120           -
Communication and transportation          935         906          29        1,965       2,011         (46)
Marketing                                 553         487          66        1,007       1,142        (135)
Writedown of loans held for sale          496           -         496        1,439           -       1,439
Amortization of intangible assets         580       1,194        (614)       1,163       2,267      (1,104)
Other                                   2,028       2,356        (328)       3,827       4,378        (551)
------------------------------------------------------------------------------------------------------------
     Total non-interest expense       $18,819     $18,433     $   386      $37,714     $36,613     $ 1,101
============================================================================================================

Salaries and employee benefits increased $255, or 2.8%, for the three months ended June 30, 2002 compared to 2001. Performance-based incentives and commissions increased $429 to $642 during the second quarter of 2002 and represented 6.8% of salaries and employee benefits expense compared to 2.3% for the same period of 2001. The Corporation is initiating performance-based awards tied to sales of fee-based services and origination of loan and deposit products. Salaries and employee benefits increased $604, or 3.3%, for the six-month period in 2002 compared to 2001.

Occupancy expense increased $140, or 12.5% and $336, or 14.9% during the three and six months ended June 30, 2002, respectively, compared to 2001. The increase is driven in large part by the acquisition of six branches from Webster Bancorp, Inc. during the first quarter of 2001 and the opening of three new offices since January 1, 2001.

Processing expense increased $391, or 47.5%, during the second quarter of 2002 compared to 2001 as the Corporation continues to invest in technology to provide additional services and products to its expanding customer base. Processing expense increased $628 during the first six months of 2002 compared to the same period one-year prior.

As mentioned above, the Corporation recorded expenses of $496 and $1,439 during the three and six months ended June 30, 2002, respectively, related to its portfolio of loans held for sale. This portfolio is carried at the lower of cost or fair value. The rapid deterioration in one specific commercial loan and lower estimated realization on the remaining loans held for sale resulted in the writedown.

Amortization of intangible assets decreased $614 and $1,104 for the three months and six months ended June 30, 2002, respectively, compared to the same period of 2001 as a result of the Corporation adopting SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but rather are subject to testing for impairment.

Other non-interest expenses decreased $328 during the second quarter of 2002 compared to 2001. Expenses related to equipment leased to others increased $132 during this period. Other real estate owned expenses decreased $139 during the second quarter of 2002 compared to one-year prior. Training and travel expenses in the second quarter of 2002 decreased as the Corporation was training new employees and converting its recent branch and bank acquisitions to a common operating system and process during the 2001 period. Other non-interest expenses decreased $551 during the first half of 2002 compared to 2001. Even as levels of business activity increase and new products and services are offered to customers, the Corporation continues to focus on expense control.

INCOME TAX EXPENSE

Income tax expense was $1,502 for the three months ended June 30, 2002 compared with $3,222 for the same period in 2001. The effective tax rates were 19.9% and 28.5% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, income tax expense and the effective tax rate was $2,421 and 17.7%, respectively, compared with $6,023 and 28.4%, respectively, for the same period in 2001. Income from tax exempt or tax-preferred sources, including interest on municipal loans and investments, corporate-owned life insurance and dividends on tax-preferred securities increased in terms of percent of total income in the first half of 2002 compared to the first half of 2001.

FINANCIAL POSITION

Total assets at June 30, 2002 were $2,925,617 a decrease of $110,273 compared to $3,035,890 at December 31, 2001. Total assets were $3,284,557 at June 30, 2001.

SECURITIES

Total investment securities comprised 37.7% of earning assets at June 30, 2002 compared to 36.5% at December 31, 2001 and 30.0% at June 30, 2001. They represent the second largest earning asset component after loans. Securities increased $88,294 to $1,002,773 at June 30, 2002 from one-year prior. The portfolio has continued to shift toward investments in mortgage-backed securities, which generally have higher yields than comparable U.S. Treasury securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Mortgage-backed securities represented 69.4% of the investment portfolio at June 30, 2002 as compared to 65.1% and 47.8% at December 31, 2001 and June 30, 2001, respectively.

LOANS

Total loans at June 30, 2002, were $1,602,151 compared to $1,599,732 and $1,770,691 at December 31, 2001 and June 30, 2001, respectively. As of December 31, 2001, the Corporation identified $78,312 of performing and non-performing loans which it intended to sell. This portfolio consisted of $68,964 of commercial loans, $8,689 of residential mortgage loans and $659 of consumer loans. The loans identified for sale were written down to fair value, resulting in charge-offs totaling $26,047, prior to being reclassified from the loan portfolio into loans held for sale. Loans secured by real estate have declined $26,621 or 2.4% since year-end 2001 as customers continue to take advantage of lower mortgage rates and refinancing opportunities. Commercial and industrial loans declined $2,762 or 0.8% since year-end. While the loan volume has declined, the Corporation's improved underwriting process has resulted in higher quality commercial loans being originated. Consumer loans increased $19,864 or 15.7% since December 31, 2001. Demand for home equity based loans remains strong for the Corporation.

LOAN PORTFOLIO

                                      June 30,     December 31,     June 30,
                                        2002           2001           2001
-----------------------------------------------------------------------------
Real estate loans                    $1,091,986     $1,118,607     $1,216,884
Commercial, industrial, and
  agricultural loans                    323,658        326,420        373,309
Economic development loans and
  other obligations of state and
  political subdivisions                 29,107         19,980         30,170
Consumer loans                          146,001        126,137        135,566
Leasing                                   7,668          8,004         13,332
All other loans                           3,731            584          1,430
-----------------------------------------------------------------------------

  Total loans                        $1,602,151     $1,599,732     $1,770,691
=============================================================================

ASSET QUALITY

The allowance for loan losses is the amount, which, in management's opinion, is adequate to absorb probable inherent loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions. Loans that are deemed to be uncollectible are charged-off to the allowance, while recoveries of previously charged-off amounts are credited to the allowance. A provision for loan losses is expensed to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable losses based on management's ongoing evaluation of the loan portfolio.

The allowance for loan losses was $24,438 at June 30, 2002, representing 1.53% of total loans compared with $23,868 and $27,748 at December 31, 2001 and June 30, 2001, respectively, which represented 1.49% and 1.56% of total loans, respectively. Annualized net charge-offs to average loans was .02% during the second quarter of 2002 compared to .66% for the same period of 2001. On a year-to-date basis, annualized net charge-offs to average loans was .03% during the first six months of 2002 compared to .55% for the same period of 2001. Recoveries of amounts exceeding the carrying value of held for sale loans totaling $950 were recorded in the second quarter of 2002. In addition, the Corporation recorded a $400 recovery on one specific commercial credit that resulted in the significantly lower net charge-off rate for the first quarter of 2002. Excluding these items, the net charge-off ratio would have been 0.26% and 0.20% for the three months and for the six months ended June 30, 2002, respectively. The provision for loan losses totaled $830 for the first half of 2002, exceeding net charge-offs by $570. During the same period of 2001, the provision for loan losses was $3,390. The allowance for loan losses to non-performing loans was 117.9% at June 30, 2002 compared to 98.5% at December 31, 2001 and 84.3% at June 30, 2001.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                     June 30,
                                                      2002           2001           2002           2001
---------------------------------------------------------------------------------------------------------
Beginning Balance                                   $ 24,330       $ 29,004       $ 23,868       $ 25,264
Allowance associated with purchase acquisitions            -              -              -          4,018
Loans charged off                                     (1,432)        (3,261)        (2,260)        (5,662)
Recoveries                                             1,360            310          2,000            738
Provision for loan losses                                180          1,695            830          3,390
---------------------------------------------------------------------------------------------------------
Ending Balance                                      $ 24,438       $ 27,748       $ 24,438       $ 27,748
=========================================================================================================

Percent of total loans                                  1.53%          1.56%          1.53%          1.56%
=========================================================================================================

Annualized % of average loans:
  Net charge-offs                                       0.02%          0.66%          0.03%          0.55%
  Provision for loan losses                             0.05%          0.38%          0.10%          0.38%


As of June 30, 2002 total non-performing assets decreased $3,357 from December 31, 2001. Non-performing loans, consisting of nonaccrual, restructured and 90 days or more past due loans, were 1.29%, 1.51% and 1.86% of total loans at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. The improvement in the non-performing loan to total loan ratio is due to better management of problem loans and the Corporation's sale of non-performing loans.

Listed below is a comparison of non-performing assets.

                                                                   June 30,      December 31,      June 30,
                                                                     2002            2001            2001
------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                    $17,709         $21,722         $30,027
Restructured loans                                                        -               -               -
90 days or more past due loans                                        3,022           2,500           2,882
------------------------------------------------------------------------------------------------------------
  Total non-performing loans                                         20,731          24,222          32,909
Other real estate owned                                               3,000           2,866           2,835
------------------------------------------------------------------------------------------------------------
     Total non-performing assets                                    $23,731         $27,088         $35,744
============================================================================================================

Ratios:
Non-performing Loans to Loans                                          1.29%           1.51%           1.86%
Non-performing Assets to Loans and Other Real Estate Owned             1.48%           1.69%           2.01%
Allowance for Loan Losses to Non-performing Loans                    117.88%          98.54%          84.32%

DEPOSITS

Total deposits were $1,804,232, at June 30, 2002, compared to $1,928,412 and $2,118,714 at December 31, 2001 and June 30, 2001, respectively. Total transaction accounts, including non-interest-bearing and interest-bearing demand deposits, increased $5,880, or 1.0% to $592,650 since year-end. Money market accounts and savings deposits decreased by $30,768, or 8.7% during this same period. During the declining interest rate environment experienced in 2001, customer preferences shifted to shorter term, liquid deposit products and to deposit alternatives, including annuities. Time deposits greater than $100,000 have declined $24,491, or 10.5%, during this period as the Corporation has not aggressively priced these products during the current rate environment. Other time deposits decreased $74,801, or 9.9%, from December 31, 2001 to June 30, 2002.

                                              June 30,      December 31,       June 30,
Deposits                                        2002            2001             2001
-----------------------------------------------------------------------------------------
Non-interest-bearing demand                  $  202,470      $  220,447       $  199,258
Interest-bearing demand                         390,180         366,323          356,357
Money market                                    187,708         230,242          243,176
Savings                                         134,348         122,582          125,109
Time deposits of $100,000 or more               208,447         232,938          352,445
Other time deposits                             681,079         755,880          842,369
-----------------------------------------------------------------------------------------
Total deposits                               $1,804,232      $1,928,412       $2,118,714
=========================================================================================

BORROWINGS

 Federal funds purchased and securities sold under repurchase agreements totaled $262,914 at June 30, 2002 compared to $244,032 and $253,283 at December 31, 2001 and June 30, 2001, respectively. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. These repurchase agreements include an aggregate $175 million with final maturity dates that occur during the first five months of 2006. These long term repurchase agreements have a weighted average interest rate of 4.76%. The Bank must maintain collateral equal to 105% of the repurchase price of the securities transferred. In addition, the holders of $150 million of these repurchase agreements have an option on a specific date during the first five months of 2003 to put the collateral back to the Bank at the repurchase price. In addition, the holders of another $25 million of these repurchase agreements have the option in January 2003 and quarterly thereafter to put the collateral back to the Bank. If any or all of these options are exercised by the holders, the Bank has sufficient liquidity to repurchase the collateral.

Other borrowings totaled $547,196 at June 30, 2002 compared to $564,448 and $605,450 at December 31, 2001 and June 30, 2001, respectively. Other borrowings generally provide longer term funding and include advances from the Federal Home Loan Bank (FHLB) and term notes from other financial institutions. Included in Other borrowings are $527 million in advances from the FHLB to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. The Bank must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At June 30, 2002, the Bank had an adequate amount of mortgage-backed securities and mortgage loans pledged to satisfy the collateral requirements associated with these borrowings. An aggregate of $432 million of the FHLB advances may be converted at the sole option of the FHLB from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date that occurs during the period from February 2001 through October 2002 and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, the Bank has the option to prepay any of such converted advances at par value. These advances carry a weighted average interest rate of 6.11% with final maturities occurring from 2005 through 2010. In addition, advances totaling $55 million were not converted following their only conversion date. These advances carry a weighted average interest rate of 6.57% with final maturities in 2007 and in 2009.

CAPITAL RESOURCES AND LIQUIDITY

The Corporation and its subsidiary bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply only to the Corporation's subsidiary bank, Integra Bank NA. The regulatory capital ratios for Integra Bank Corporation and Integra Bank NA are shown below.

                                               Regulatory Guidelines
                                             --------------------------
                                                Minimum        Well-          June 30,     December 31,      June 30,
                                             Requirements   Capitalized         2002           2001            2001
---------------------------------------------------------------------------------------------------------------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)          8.00%                         13.63%         12.96%          10.53%
Tier 1 Capital (to Risk-Weighted Assets)         4.00%                         12.38%         11.71%           9.30%
Tier 1 Capital (to Average Assets)               4.00%                          7.71%          6.98%           6.34%

Integra Bank NA:
Total Capital (to Risk-Weighted Assets)          8.00%         10.00%          12.44%         11.32%          10.96%
Tier 1 Capital (to Risk-Weighted Assets)         4.00%          6.00%          11.19%         10.07%           9.72%
Tier 1 Capital (to Average Assets)               4.00%          5.00%           6.98%          5.97%           6.61%

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

For the Corporation, the primary sources of short-term liquidity have been federal funds sold, commercial paper, interest-bearing deposits and investment securities with maturities of one year or less. In addition to these sources, short-term liquidity is provided by maturing loans. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Corporation's asset/liability management program. When these sources are not adequate, the Corporation may use federal funds purchased, brokered deposits and its lines with the Federal Home Loan Banks as alternative sources of liquidity. At June 30, 2002 and December 31, 2001, federal funds sold and other short-term investments were $43,476 and $102,918, respectively, and investment securities with maturities of one year or less were $8,823 and $10,026, respectively.

Liquidity for the Corporation is provided by dividends from Integra Bank NA, cash balances and lines of credit availability. The amount of dividends which commercial banks, including Integra Bank NA, may pay is limited by applicable laws and regulations. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels. As of June 30, 2002, the Bank could not pay any dividends to the Corporation without prior regulatory approval. Based upon its current analysis, management believes that prior regulatory approval of dividends will be required through the second quarter of 2003. During 2001, the Bank paid dividends of $46,000 to the Corporation, pre-funding expected cash needs for debt repayment obligations and dividends to shareholders for this timeframe. During 2002, the Corporation retired $12,000 of debt previously outstanding on an unsecured line of credit, which expired June 28, 2002, and paid $8,124 in dividends to shareholders. Management believes that the Corporation's current cash balances, $20,720 at June 30, 2002 are adequate to meet its foreseeable liquidity needs, including expected dividends to shareholders at current levels and debt repayment obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program, which was redesigned and implemented during the second quarter, for the Corporation is comprised of several components, including (1) Board of Directors' oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. It is the objective of our interest rate risk management processes to minimize the impact of interest rate volatility on bank earnings and capital.

At the Corporation, interest rate risk is managed through the Corporate Asset and Liability Committee (Corporate ALCO) with oversight through the Asset and Liability Committee of the Board of Directors (Board ALCO). The Board ALCO meets monthly and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets each month and is responsible for implementing policies and procedures that translate these goals, objectives, and risk limits into operating standards, overseeing the entire interest rate risk management process and establishing internal controls.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The Corporation uses several key methodologies to measure interest rate risk.

EARNINGS AT RISK (EAR). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Corporation uses a simulation model to run immediate and parallel changes in interest rates ranging from down 200 basis points to up 300 basis points. In today's interest rate environment, Corporate ALCO has determined that incorporating an immediate and parallel downward movement in interest rates of 100 basis points is a more realistic scenario due to the unique interest-rate environment in which a 200 basis point decrease would drive many key market interest rates below zero or established at predetermined floors, and, therefore, the risk assessment may not be as meaningful. A scenario where interest rates are assumed to stay constant ("Flat" interest rate scenario) is also run. These interest rate scenarios are executed against a constant or stable balance sheet position ("Flat" balance scenario) in order to isolate the impact of interest rate changes on the current structure and composition of the balance sheet. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Flat" interest rate scenario. The Board ALCO has approved policy limits for changes in EAR. The limit for percentage change in EAR from the "Flat" interest rate scenario is minus 10 percent. At June 30, 2002, the Corporation would experience a minus 0.75% change in net interest income, or EAR, if interest rates moved downward 100 basis points. And, if interest rates moved upward 200 basis points, the Corporation would experience a positive 0.65% change in net interest income. Both simulation results reside within the policy limits established by Board ALCO.

Earnings at Risk

                                                  At June 30, 2002
                                             --------------------------------------------
                                                               Estimated      Estimated
                                               Estimated         Change         Change
Change in Interest Rates                      EAR Amount         Amount         Percent
-----------------------------------------------------------------------------------------
+200 basis points                               $78,717           $ 507          0.65%
-----------------------------------------------------------------------------------------
Flat                                             78,210
-----------------------------------------------------------------------------------------
-100 basis points                                77,627            (584)        -0.75%
-----------------------------------------------------------------------------------------


Trends in Earnings at Risk

                                  Estimated Change in EAR from the Flat Interest Rate Scenario
                               ------------------------------------------------------------------
                                      -100 basis points                  +200 basis points
-------------------------------------------------------------------------------------------------
June 30, 2002                              -0.75%                              0.65%
-------------------------------------------------------------------------------------------------
March 31, 2002                             -6.51%                              4.27%
-------------------------------------------------------------------------------------------------

During the second quarter of 2002 the Corporation entered into an interest rate floor contract. At June 30, 2002, the notional amount of this contract was $200,000. The interest rate floor is indexed to one-month LIBOR with a contract strike price of 2.00% and terminates May 17, 2004. This contract is accounted for as a free-standing derivative with cash flows and changes in market value recorded in current period earnings. During 2001, the Corporation entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate. The Corporation terminated a $25,000 notional amount interest rate swap agreement in June 2002. The remaining $50,000 notional amount interest rate swap agreements were terminated in July 2002. For purposes of the June 30, 2002 simulation modeling, the effects of the full swap termination have been included in the EAR and the EVE analysis.

ECONOMIC VALUE OF EQUITY (EVE). Management considers EVE to be best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Corporation uses a simulation model to run immediate and parallel changes in interest rates ranging from down 200 basis points to up 300 basis points. A scenario where interest rates are assumed to stay constant ("Flat" interest rate scenario) is also run. These interest rate scenarios are executed against a constant or stable balance sheet position ("Flat" balance scenario) in order to isolate the impact of interest rate changes on the current structure and composition of the balance sheet. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities will be the economic value of equity. The simulation model calculates the percentage change from the "Flat" interest rate scenario.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment where rates are shocked up or down 200 basis points. Integra uses a graduated monitoring system ("Green-Yellow-Red") in determining appropriate interest rate risk responses. The "Green Zone" (less than -20%) represents a level of EVE measurement where the interest rate risk tolerance level is within an acceptable target range. The "Yellow Zone" (between -20% and -25%) represents a level of EVE measurement where interest rate risk is at a level that requires greater attention and an explanation of reasons and causes of the variance, directional trends are observed and Corporate ALCO identifies strategies that will reduce risk exposure to an acceptable tolerance level over time. The "Red Zone" (greater than -25%) represents a level of EVE measurement where interest rate risk is at a level that requires more immediate action such that steps are identified to bring risk exposure to an acceptable target by specific date, reviewed with Board ALCO and approved steps are implemented to correct this position. At June 30, 2002, the Corporation would experience a negative 11.4% change in EVE, if interest rates moved downward 200 basis points, which falls within our "Green zone" policy limit. And, if interest rates moved upward 200 basis points, the Corporation would experience a negative 23.48% change in EVE, which resides within the "Yellow zone". Corporate ALCO has reviewed this level of EVE change, the stability over the last several months and has determined that this level needs close monitoring. Management is evaluating further strategies to adjust the balance sheet composition to lower the level of EVE risk as measured in the up 200 basis points simulation scenario and will execute those strategies as opportunities become available.

Economic Value of Equity

                                                 At June 30, 2002
                                            -----------------------------------------------
                                                             Estimated        Estimated
                                            Estimated EVE      Change           Change
Change in Interest Rates                        Amount         Amount          Percent
--------------------------------------------------------------------------------------------
+200 basis points                              $209,219       ($64,189)        -23.48%
--------------------------------------------------------------------------------------------
Flat                                            273,408
--------------------------------------------------------------------------------------------
-100 basis points                               242,251        (31,157)        -11.40%
--------------------------------------------------------------------------------------------


Trends in Economic Value of Equity

                                          Estimated Change in EVE from the Flat Interest Rate Scenario
                                        ----------------------------------------------------------------
                                              -100 basis points                  +200 basis points
--------------------------------------------------------------------------------------------------------
June 30, 2002                                      -11.40%                            -23.48%
--------------------------------------------------------------------------------------------------------
March 31, 2002                                     -11.30%                            -23.89%
--------------------------------------------------------------------------------------------------------


The assumptions in any of these simulation runs are inherently uncertain, and any simulation cannot precisely estimate net interest income or economic value of the assets and liabilities or predict the impact of higher or lower interest rates on net interest income or on the economic value of the assets and liabilities. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest-rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions and management strategies.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5.  OTHER INFORMATION
Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits. The following documents are filed as exhibits to this report:
     99.1  Certification of Chief Executive Officer
     99.2  Certification of Chief Financial Officer
(b)  Reports on Form 8-K.  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTEGRA BANK CORPORATION

                                       By  /s/ Michael T. Vea
                                           ------------------
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           August 14, 2002

                                           /s/ Donald J. Spring
                                           --------------------
                                           Senior Vice President and Controller
                                           August 14, 2002