Form 10-Q
period 2002-09-30
INTEGRA BANK CORP
filed 2002-11-14
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2002.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                        to                      .
                               ----------------------    ---------------------

Commission file number: 0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

          INDIANA                                       35-1632155
(State or other jurisdiction of                        (IRS Employee
incorporation or organization)                      Identification No.)

    PO BOX 868, EVANSVILLE, INDIANA                     47705-0868
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

             CLASS                               OUTSTANDING AT NOVEMBER 1, 2002
(Common stock, $1.00 Stated Value)                        17,291,368

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.  Unaudited Financial Statements                                 PAGE NO.

         Condensed consolidated statements of financial position-
         September 30, 2002, December 31, 2001, and September 30, 2001         3

         Condensed consolidated statements of income-
         Three months and nine months ended September 30, 2002 and 2001        4

         Condensed consolidated statements of comprehensive income-
         Three months and nine months ended September 30, 2002 and 2001        6

         Condensed consolidated statements of cash flow-
         Nine months ended September 30, 2002 and 2001                         7

         Notes to condensed consolidated financial statements                  9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           24

Item 4.  Controls and Procedures                                              26

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27

Item 2.  Changes In Securities and Use of Proceeds                            27

Item 3.  Defaults Upon Senior Securities                                      27

Item 4.  Submissions of Matters to a Vote of Security Holders                 27

Item 5.  Other Information                                                    27

Item 6.  Exhibits and Reports on Form 8-K                                     27

Signatures                                                                    28

Certifications                                                                29

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (In thousands, except for per share data)

                                                                September 30,    December 31,    September 30,
                                                                    2002             2001             2001
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $    74,056     $    79,178     $    75,300
Federal funds sold and other short-term investments                       43         102,918         376,384
--------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                  74,099         182,096         451,684
Loans held for sale (at lower of cost or fair value)                   7,141          58,571           1,868
Securities available for sale                                        992,199       1,010,470         954,751
Loans, net of unearned income                                      1,606,073       1,599,732       1,716,127
Less:  Allowance for loan losses                                     (24,554)        (23,868)        (26,619)
--------------------------------------------------------------------------------------------------------------
     Net loans                                                     1,581,519       1,575,864       1,689,508
Premises and equipment                                                53,485          54,123          51,730
Intangible assets                                                     55,966          57,594          62,617
Other assets                                                          96,046          97,172          65,396
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 2,860,455     $ 3,035,890     $ 3,277,554
==============================================================================================================

LIABILITIES
Deposits:
     Non-interest-bearing demand                                 $   218,618     $   220,447     $   193,616
     Interest-bearing:
         Savings, interest checking and money market accounts        692,477         719,147         706,805
         Time deposits of $100,000 or more                           244,061         232,938         305,990
         Other interest-bearing                                      632,620         755,880         813,381
--------------------------------------------------------------------------------------------------------------
     Total deposits                                                1,787,776       1,928,412       2,019,792
Federal funds borrowed and securities sold
     under repurchase agreements                                     190,158         244,032         350,678
Other borrowings                                                     543,997         564,448         574,262
Guaranteed preferred beneficial interests
     in the Corporation's subordinated debentures                     52,500          52,500          52,500
Other liabilities                                                     50,392          25,401          31,918
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                             2,624,823       2,814,793       3,029,150
--------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Preferred stock-1,000 shares authorized - None outstanding
Common stock - $1.00 stated value:-29,000 shares authorized           17,291          17,284          17,239
Capital surplus                                                      125,467         125,334         124,604
Retained earnings                                                     81,783          77,935          95,085
Unearned compensation                                                   (178)           (270)           (300)
Accumulated other comprehensive income                                11,269             814          11,776
--------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                      235,632         221,097         248,404
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 2,860,455     $ 3,035,890     $ 3,277,554
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

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                                                           Three Months Ended        Nine Months Ended
                                                                              September 30,             September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                             2002        2001         2002        2001
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                             $  27,381    $  35,207    $  83,421    $ 110,472
     Tax-exempt                                                                318          395          951        1,288
Interest and dividends on securities:
     Taxable                                                                 9,708       11,396       34,128       40,171
     Tax-exempt                                                              1,744        1,848        5,427        5,588
Interest on loans held for sale                                                226           52        1,582          253
Interest on federal funds sold and other investments                           304        4,057        1,040       11,638
-------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                  39,681       52,955      126,549      169,410

INTEREST EXPENSE
Interest on deposits                                                        10,499       19,315       34,731       65,273
Interest on federal funds purchased and securities sold
     under repurchase agreements                                             2,101        3,390        6,736       10,231
Interest on other borrowings                                                 9,565       10,540       28,683       30,433
--------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                 22,165       33,245       70,150      105,937

NET INTEREST INCOME                                                         17,516       19,710       56,399       63,473
Provision for loan losses                                                      930        1,695        1,760        5,085
--------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                    16,586       18,015       54,639       58,388
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service charges on deposit accounts                                          2,944        2,286        7,922        6,817
Trust income                                                                   473          639        1,528        1,791
Other service charges and fees                                               1,823        1,440        5,615        3,712
Net securities gains                                                         5,264        2,279        5,856        7,680
Other                                                                        2,603        1,706        5,497        5,826
--------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                              13,107        8,350       26,418       25,826

NON-INTEREST EXPENSE
Salaries and employee benefits                                               9,544        9,460       28,454       27,766
Occupancy                                                                    1,468        1,281        4,058        3,535
Equipment                                                                    1,147        1,141        3,368        3,432
Professional fees                                                            1,277        1,585        3,397        3,705
Communication and transportation                                             1,026        1,061        2,991        3,072
Marketing                                                                      375          509        1,382        1,651
Processing                                                                   1,155          831        3,627        2,482
Loans held for sale expense                                                  1,294            -        2,733            -
Debt prepayment fees                                                         3,672            -        3,672            -
Amortization of intangible assets                                              580        1,191        1,743        3,458
Other                                                                        2,579        1,911        6,406        6,482
--------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                             24,117       18,970       61,831       55,583
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting change        5,576        7,395       19,226       28,631
Income taxes                                                                   769        1,960        3,190        7,983
--------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                         4,807        5,435       16,036       20,648
Cumulative effect of accounting change, net of tax                               -            -            -         (273)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $   4,807    $   5,435    $  16,036    $  20,375
=========================================================================================================================

Unaudited Condensed Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)

                                                                           Three Months Ended        Nine Months Ended
                                                                              September 30,             September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                             2002        2001         2002        2001
--------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic:
          Income before cumulative effect of accounting change           $    0.28    $    0.31    $    0.93    $    1.19
          Cumulative effect of accounting change, net of tax                     -            -            -        (0.01)
--------------------------------------------------------------------------------------------------------------------------
          Net Income                                                     $    0.28    $    0.31    $    0.93    $    1.18
==========================================================================================================================

     Diluted:
          Income before cumulative effect of accounting change           $    0.28    $    0.31    $    0.93    $    1.19
          Cumulative effect of accounting change, net of tax                     -            -            -        (0.01)
--------------------------------------------------------------------------------------------------------------------------
          Net Income                                                     $    0.28    $    0.31    $    0.93    $    1.18
==========================================================================================================================

Weighted average shares outstanding:
     Basic                                                                  17,281       17,320       17,275       17,184
     Diluted                                                                17,295       17,360       17,288       17,212

Dividends per share                                                          0.235        0.235        0.705        0.705

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                   Three Months Ended        Nine Months Ended
                                                                                       September 30,            September 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    2002         2001         2002         2001
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $  4,807     $  5,435     $ 16,036     $ 20,375

Other comprehensive income, net of tax:
    Unrealized gain on securities:
      Unrealized gain arising in period                                              5,087        7,422       14,008       14,315
      Reclassification of realized amounts                                          (3,131)      (1,355)      (3,483)      (4,568)
----------------------------------------------------------------------------------------------------------------------------------
      Net unrealized gain on securities                                              1,956        6,067       10,525        9,747
----------------------------------------------------------------------------------------------------------------------------------

    Unrealized gain (loss) on derivative hedging instruments arising in period         166       (1,120)         (70)      (1,120)
----------------------------------------------------------------------------------------------------------------------------------

Net unrealized gain, recognized in other comprehensive income                        2,122        4,947       10,455        8,627
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                              $  6,929     $ 10,382     $ 26,491     $ 29,002
==================================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2002           2001
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $    16,036     $    20,375
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Federal Home Loan Bank stock dividends                            (148)           (215)
    Amortization and depreciation                                   11,505          10,009
    Provision for loan losses                                        1,760           5,085
    Net securities gains                                            (5,856)         (7,680)
    (Gain) loss on sale of premises and equipment                     (156)             52
    Loss on sale of other real estate owned                             88              68
    Loss on low-income housing investments                             488             518
    Amortization of unearned stock compensation                         92              68
    Decrease in loans held for sale                                 26,999              92
    (Increase) decrease in other assets                             (1,872)          4,814
    Decrease in other liabilities                                   (4,985)        (11,862)
------------------------------------------------------------------------------------------
    Net cash flows provided by operating activities                 43,951          21,324
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale          287,036         684,767
Proceeds from sales of securities available for sale               653,223         936,455
Purchase of securities available for sale                         (878,251)     (1,457,211)
Decrease in loans made to customers                                 15,283         124,499
Purchase of premises and equipment                                  (2,930)         (5,187)
Proceeds from sale of premises and equipment                           427           2,978
Proceeds from sale of other real estate owned                        2,175           1,512
Net cash and cash equivalents from acquisitions                          -          22,769
------------------------------------------------------------------------------------------
  Net cash flows provided by investing activities                   76,963         310,582
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                          (140,636)        (99,197)
Termination fee on interest rate swap                               (1,904)              -
Net payments in federal funds purchased and securities sold
       under repurchase agreement                                  (53,874)        (43,833)
Proceeds from other borrowings                                           -          78,247
Repayment of other borrowings                                      (20,451)        (37,623)
Dividends paid                                                     (12,186)        (12,087)
Repurchase of common stock                                               -          (4,306)
Proceeds from exercise of stock options                                140             314
------------------------------------------------------------------------------------------
  Net cash flows used in financing activities                     (228,911)       (118,485)
------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents              (107,997)        213,421
------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   182,096         238,263
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $    74,099     $   451,684
==========================================================================================


Unaudited Condensed Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                   2002           2001
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in unrealized gain on securities available for sale                      $  17,696     $  16,388
Change in deferred taxes attributable to securities available for sale              7,124        (5,724)
Change in fair value of derivative instruments                                     (1,488)            -
Other real estate acquired in settlement of loans                                   1,733         2,921
Loans transferred from held for sale to loan portfolio                             23,985             -

Purchase of subsidiaries:
-------------------------------------------------------------------------------------------------------
Assets acquired:
     Securities                                                                               $  99,991
     Loans                                                                                      159,948
     Premises and equipment                                                                       3,368
     Other assets                                                                                 5,170
Liabilities assumed:
     Deposits                                                                                  (247,953)
     Federal funds purchased and securities sold under repurchase agreements                    (10,776)
     Other borrowings                                                                           (11,134)
     Other liabilities                                                                           (2,557)
Shareholders' Equity                                                                            (18,826)
-------------------------------------------------------------------------------------------------------
       Net cash and cash equivalents from acquisitions                                        $  22,769
=======================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except for per share data)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Corporation"). At September 30, 2002, the Corporation's subsidiaries consisted of Integra Bank NA (the "Bank"), a property management company, and two Delaware statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 2001 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 142, Goodwill and Other Intangible Assets, was issued in June 2001 and requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but rather be subject to at least an annual test for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Effective January 1, 2002, the Corporation adopted SFAS No. 142. The Corporation has completed its initial assessment review and determined that there is no impairment of goodwill as of January 1, 2002. See additional disclosures regarding goodwill and other intangible assets in Note 5.

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

SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued in April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement was adopted by the Corporation effective July 1, 2002 and did not have a material effect on the Corporation's consolidated results of operations, financial position or cash flows.

SFAS No. 146, Accounting for Exit or Disposal Activities was issued in June 2002. This Statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including costs related to terminating contracts and termination benefits to employees who are involuntarily terminated. This Statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be recognized when incurred. This Statement will be effective for exit or disposal activities of the Corporation that are initiated after December 31, 2002.

SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB No. 72 and 144 and FASB Interpretation No. 9. was issued in October 2002. SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72, Accounting for Certain Acquisition of Banking or Thrift Institutions, and FIN No. 9, Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Model. SFAS No. 147 requires that such acquisitions are accounted for in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the impairment of Disposal of Long-Lived Assets to include in its scope long-term customer-relationship, borrower-relationship and credit cardholder intangible assets. SFAS No. 147 applies to relevant acquisitions on or after October 1, 2002. This pronouncement is not expected to have a material effect on the Corporation's consolidated results of operations, financial position or cash flows.

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

NOTE 3.  EARNINGS PER SHARE

The calculation of earnings per share as of September 30 is summarized as follows:

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                --------------------------    -------------------------
                                                                     2002         2001             2002         2001
-----------------------------------------------------------------------------------------------------------------------
Net income                                                          $ 4,807      $ 5,434         $ 16,036     $ 20,375
=======================================================================================================================

  Weighted average shares outstanding - Basic                        17,281       17,320           17,275       17,184
  Stock option adjustment                                                14           40               13           28
-----------------------------------------------------------------------------------------------------------------------
  Average shares outstanding - Diluted                               17,295       17,360           17,288       17,212
=======================================================================================================================

Earnings per share-Basic                                             $ 0.28       $ 0.31           $ 0.93       $ 1.19
  Effect of stock options                                                 -            -                -        (0.01)
-----------------------------------------------------------------------------------------------------------------------
Earnings per share-Diluted                                           $ 0.28       $ 0.31           $ 0.93       $ 1.18
=======================================================================================================================



NOTE 4. SECURITIES

Amortized cost and fair value of securities classified as available for sale as of September 30, 2002 and 2001 are as follows:

                                                                                  Gross              Gross
                                                              Amortized         Unrealized         Unrealized        Fair
September 30, 2002                                               Cost             Gains              Losses         Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                                       $  81,997         $     54            $   -        $  82,051
Mortgage-backed securities                                       641,408            8,528              249          649,687
States & political subdivisions                                  144,272            8,483              477          152,278
Other securities                                                 103,969            4,356              142          108,183
---------------------------------------------------------------------------------------------------------------------------
     Total available for sale                                  $ 971,646         $ 21,421            $ 868        $ 992,199
===========================================================================================================================


                                                                                  Gross              Gross
                                                              Amortized         Unrealized         Unrealized        Fair
September 30, 2001                                               Cost             Gains              Losses         Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                                       $ 250,360         $  7,209            $ 195        $ 257,374
Mortgage-backed securities                                       411,898            8,683                4          420,577
States & political subdivisions                                  148,939            5,417              298          154,058
Other securities                                                 121,871            1,015              144          122,742
---------------------------------------------------------------------------------------------------------------------------
     Total available for sale                                  $ 933,068         $ 22,324            $ 641        $ 954,751
===========================================================================================================================





The amortized cost and fair value of the securities as of September 30, 2002, by contractual maturity, except for mortgaged-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                        Maturity           1 - 5 Years          5 - 10 Years            Over 10 Years
                                      Under 1 Year           Maturity              Maturity                Maturity          Total
                                  ------------------- ----------------------------------------- ------------------------------------
                                Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield
------------------------------------------------------------------------------------------------------------------------------------
U. S. Government agencies      $      -      -%     $ 81,997    3.85%    $       -     -%    $       -       -%   $  81,997   3.85%
Mortgage-backed securities          266   7.26%      183,289    6.23%      165,101  5.06%      292,752    5.04%     641,408   5.39%
States & subdivisions             9,909   5.28%       22,730    6.83%       31,448  6.88%       80,185    7.10%     144,272   6.88%
Other securities                      -      -%          500   12.00%       29,914  6.03%       73,555    6.17%     103,969   6.16%
------------------------------------------------------------------------------------------------------------------------------------
Amortized Cost                 $ 10,175   5.33%    $ 288,516    5.61%    $ 226,463  5.44%    $ 446,492    5.60%   $ 971,646   5.56%
====================================================================================================================================
Fair Value                     $  9,814            $ 295,370             $ 229,544           $ 457,471            $ 992,199
====================================================================================================================================

Note:  The yield is calculated on a federal-tax-equivalent basis.


At September 30, 2002 and December 31, 2001, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $616,419 and $591,383, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets at September 30, 2002 were:          Gross                                Net
                                                      Carrying         Accumulated        Carrying
                                                       Amount         Amortization         Amount
                                                 --------------------------------------------------
Amortizing intangible assets
    Goodwill                                           $ 9,464          $ (1,226)          $ 8,238
    Core deposits                                       17,080            (4,747)           12,333
                                                 --------------------------------------------------
                                                        26,544            (5,973)           20,571
Non-amortizing intangible assets
    Goodwill                                            35,395                 -            35,395
                                                 --------------------------------------------------
Total intangible assets                               $ 61,939          $ (5,973)         $ 55,966
                                                 ==================================================




All of the intangible assets relate to the banking operating segment.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year ending December 31,
   2002                                                                 $ 2,320
   2003                                                                   2,320
   2004                                                                   2,313
   2005                                                                   1,634
   2006                                                                   1,634
   2007                                                                   1,634

The following table reflects our results adjusted as though we had adopted SFAS No. 142 on January 1, 2001:

                                                     Three months ended                        Nine months ended
                                                         September 30,                             September 30,
                                                   2002              2001                   2002               2001
                                               -------------      ------------           ------------      -------------
Net income as reported                              $ 4,807           $ 5,435                $16,036            $20,375
Goodwill amortization                                     -               756                      -              2,238
Tax effect                                                -               (38)                     -               (111)
                                               -------------      ------------           ------------      -------------
Net income as adjusted                              $ 4,807           $ 6,153                $16,036            $22,502
                                               =============      ============           ============      =============


Net income per share, as reported:
     Basic                                           $ 0.28            $ 0.31                 $ 0.93             $ 1.18
     Diluted                                           0.28              0.31                   0.93               1.18

Net income per share, as adjusted:
     Basic                                           $ 0.28            $ 0.36                 $ 0.93             $ 1.32
     Diluted                                           0.28              0.35                   0.93               1.31

NOTE 6. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Included in Federal funds purchased and securities sold under repurchase agreements are $115,000 of national market repurchase agreements with original maturity dates greater than one year. This represents a $60,000 decrease in repurchase agreements outstanding since June 30, 2002. During the third quarter, the Corporation terminated $60,000 in long-term repurchase agreements in advance of their scheduled maturity. The Corporation incurred an expense of $3,672 on the early termination.

The Corporation borrows these funds under a master repurchase agreement. The Corporation must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. In addition, the holders have an option on a specific date to put the collateral back to the Corporation at the repurchase price. The following table summarizes information on these national market repurchase agreements, including amount outstanding, maturity date, interest rate and the optional repurchase date:

                                                               Optional
            Amount       Maturity Date     Interest Rate    Repurchase Date (a)
-------------------------------------------------------------------------------
          $  25,000        01/22/06           5.00%            01/22/03
             25,000        03/13/06           4.98%            03/12/03
             25,000        05/03/06           4.70%            05/03/03
             15,000        05/07/06           4.66%            05/07/03
             25,000        05/22/06           4.75%            05/22/03
-------------------------------------------------------------------------------
          $ 115,000                           4.83%
===============================================================================


(a) The right to repurchase must be exercised on the optional repurchase date, except for the instrument with a 1/22/06 maturity date where the holder can exercise this right on the same day of each succeeding three month period thereafter.

NOTE 7. OTHER BORROWINGS

Included in Other Borrowings are $525,049 in advances from Federal Home Loan Banks ("FHLBs") to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. The Corporation must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At September 30, 2002, the Corporation had an adequate amount of mortgage-backed securities and mortgage loans pledged to satisfy the collateral requirements associated with these borrowings.

FEDERAL HOME LOAN BANK ADVANCES                             September 30, 2002
------------------------------------------------------------------------------
Convertible advances                                                  $432,000
Fixed maturity advances                                                 55,000
Amortizing and other advances                                           38,049
------------------------------------------------------------------------------
  Total Federal Home Loan Bank advances                               $525,049
==============================================================================




An aggregate of $432,000 of these are advances that may be converted at the option of the FHLBs from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, the Corporation has the option to prepay such converted advances at par value. The following table summarizes key information relating to these advances, including amount outstanding, maturity date, interest rate and first conversion date:

          Amount    Maturity Date   Interest Rate   First Conversion Date
---------------------------------------------------------------------------
        $  25,000    09/26/05          6.00%              09/26/01
           25,000    10/05/05          5.95%              10/05/01
           25,000    11/30/05          5.65%              02/28/01
           25,000    03/01/06          6.28%              09/04/01
           25,000    03/03/06          6.37%              09/04/01
           25,000    03/29/06          6.44%              10/01/01
           25,000    02/02/07          6.55%              02/04/02
            5,000    02/14/07          6.60%              02/14/02
           10,000    02/14/07          6.60%              02/14/02
           10,000    02/14/07          6.60%              02/14/02
           30,000    05/02/07          6.65%              05/06/02
           25,000    05/14/07          6.65%              11/14/01
           25,000    10/15/07          6.00%              10/15/02
           25,000    10/29/07          5.85%              10/28/02
           25,000    02/05/08          4.63%              08/05/02
            2,000    02/25/08          5.60%              02/25/03
           25,000    08/16/10          6.10%              08/16/02
           25,000    08/23/10          6.10%              08/21/02
           25,000    09/08/10          5.93%              09/09/02
           25,000    10/27/10          5.98%              10/27/01
           25,000    07/28/07          6.50%       No longer convertible
           30,000    05/01/09          6.63%       No longer convertible
---------------------------------------------------------------------------
        $ 487,000                      6.16%
===========================================================================




Advances totaling $55,000 were not converted following their only conversion date. These advances carry a weighted average fixed interest rate of 6.57% with final maturities ranging from 2007 through 2009.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Corporation is party to legal actions that arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation.

The Corporation has guaranteed debt of its property management subsidiary which totaled $9,667 at September 30, 2002. The Corporation was in compliance with the agreement for this loan.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The commitments and contingent liabilities not reflected in the consolidated financial statements were $354,860 and $365,261 at September 30, 2002 and December 31, 2001, respectively.

NOTE 9. INTEREST RATE CONTRACTS

The Corporation purchased interest rate caps in 2000 to limit its exposure to rising interest rate. The Corporation purchased long-term fixed rate securities, that would extend in duration in a rising rate environment, funded by long-term debt, that would contract in duration in a rising rate environment, as a means of increasing earnings and utilizing excess capital. The caps limited the Corporation's interest rate exposure to owning long-term, fixed rate assets which decrease in value in a rising rate environment. At September 30, 2002 and December 31, 2001, the notional value of the interest rate caps was $50,000 and $125,000, respectively. The caps are indexed to one-month LIBOR with contract strike rates of 7.00% and mature prior to 2003. The caps had carrying values and related market values of $0 at both September 30, 2002 and December 31, 2001.

During 2001, the Corporation entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Corporation to pay a fixed rate of interest ranging from 4.56% to 4.74% and receive a variable rate based on one-month LIBOR and expired on or prior to September 10, 2004. The Corporation terminated a $25,000 notional amount agreement in June 2002. The loss due to termination of $460, net of tax, is recorded as a component of accumulated other comprehensive income and will be amortized into earnings over the remaining term of the agreement. The remaining swap agreements were terminated in July 2002. The resulting losses totaling $661, net of tax, also remain as a component of accumulated other comprehensive income and are being amortized into earnings over the remaining term of the agreements.

During the second quarter of 2002, the Corporation purchased a $200,000 notional interest rate floor contract for $195. The interest rate floor is indexed to one-month LIBOR with a contract strike rate of 2.00% and terminates May 17, 2004. This derivative transaction is accounted for as a free-standing derivative with cash flows and changes in market value recorded in current period earnings. As of September 30, 2002, this contract had a market value of $1,385. The floor was terminated on October 25, 2002 with a market value of $920. The results of which are not reflected in the accompanying financial statements.

The Corporation is exposed to losses if a counterparty fails to make its payments under a contract in which the Corporation is in a receiving status. Although collateral or other security is not obtained, the Corporation minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

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


Nine months ended September 30, 2002                                         Banking         Other       Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Interest income                                                          $   126,373     $   3,847      $   (3,671)   $   126,549
 Interest expense                                                              67,193         6,628          (3,671)        70,150
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                           59,180        (2,781)              -         56,399
 Provision for loan losses                                                      1,760             -               -          1,760
 Non-interest income                                                           26,310        18,216         (18,108)        26,418
 Non-interest expense                                                          61,389           488             (46)        61,831
-----------------------------------------------------------------------------------------------------------------------------------
 Income before taxes and cumulative effect of accounting change           $    22,341     $  14,947      $  (18,062)   $    19,226
===================================================================================================================================

 Other segment information:
    Segment assets at September 30, 2002                                  $ 2,845,783     $ 356,206      $ (341,534)   $ 2,860,455
===================================================================================================================================



Nine months ended September 30, 2001                                         Banking         Other       Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Interest income                                                          $   169,066     $   3,422      $   (3,078)   $   169,410
 Interest expense                                                             102,297         6,717          (3,077)       105,937
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                           66,769        (3,295)             (1)        63,473
 Provision for loan losses                                                      5,085             -               -          5,085
 Non-interest income                                                           25,870        22,928         (22,972)        25,826
 Non-interest expense                                                          54,990           638             (45)        55,583
-----------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                                                      $    32,564     $  18,995      $   (22,928)  $     28,631
===================================================================================================================================

 Other segment information:
    Segment assets at September 30, 2001                                  $ 3,269,069     $ 394,410      $ (385,925)   $ 3,277,554
===================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except for share data)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries (the "Corporation") as presented in the preceding condensed consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "may," "will," "should," "would," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "intend," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; the outcome of efforts to reduce interest rate risk within the investment portfolio; changes in regulations affecting financial institutions; and competition. The Corporation does not intend to update information in any forward-looking statements it makes.

OVERVIEW

Net income for the quarter ended September 30, 2002 was $4,807 compared to $5,435 for the same period of 2001. Earnings per share, on a diluted basis, were $.28 for the third quarter of 2002 compared to $.31 in 2001.

Net income for the nine months ended September 30, 2002 was $16,036 compared to $20,375 for the same period of 2001. Earnings per share, on a diluted basis, were $.93 for the first three quarters of 2002 compared to $1.18 in 2001. Effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with the transition provisions of SFAS No. 133, the Corporation recorded in the first quarter of 2001 a cumulative-effect-type transaction loss, net of tax, of $273, or $.01 per diluted share, to recognize the excess of carrying value over the fair value of all interest rate caps. Excluding the cumulative effect of accounting change, net income was $20,648, or $1.19 per diluted share, for the nine months ended September 30, 2001.

Net interest income was $17,516 for three months ended September 30, 2002 compared to $19,710 for three months ended September 30, 2001, a decrease of $2,194, or 11.1%. Although the net interest margin improved to 2.82% during the third quarter of 2002 from 2.68% during the third quarter of 2001, this was partially offset by a $458,147 decline in average earning assets, resulting in the lower net interest income. Provision for loan losses was $930 for the three months ended September 30, 2002 compared to $1,695 for the same period one year ago. Non-interest income increased $4,757 to $13,107 in third quarter 2002 compared to $8,350 for the third quarter of 2001. Excluding securities gains, non-interest income was $1,772 higher than the same period last year. Excluding the expenses related to debt retirement and loans held for sale, non-interest expense was $19,151 in the third quarter of 2002, or 1.0% higher than third quarter 2001.

Annualized returns on average assets and equity for the three months ended September 30, 2002 were 0.67% and 8.12%, respectively, compared with 0.65% and 8.75% in the same period of 2001.

Net interest income for the nine months ended September 30, 2002 was $56,399 which was a decrease of $7,074, or 11.1%, compared to $63,473 for the first nine months of 2001. Although the net interest margin improved to 2.99% during the first three quarters of 2002 from 2.89% during the first three quarters of 2001, this was partially offset by a $407,931 decline in average earning assets, which resulted in the lower net interest income. Provision for loan losses was $1,760 for the nine months ended September 30, 2002 compared to $5,085 for the same period one year ago. Non-interest income increased $592 compared to the first nine months of 2001. Excluding securities gains, non-interest income increased $2,416, or 13.3%. Excluding the expenses related to debt retirement and loans held for sale, non-interest expenses decreased $157, or .3%, for the same period. The results for the nine months ended September 30, 2001 include the results of the January 31, 2001 purchase of Webster Bancorp, Inc. from the acquisition date forward.

Annualized returns on average assets and equity for the nine months of 2002 were 0.73% and 9.39%, respectively, compared with 0.82% and 11.40%, respectively, in the same period of 2001.

During the fourth quarter of 2001, the Corporation identified and transferred $78,312 of performing and non-performing loans from the loan portfolio to loans held for sale. These loans, carried at the lower of cost or fair value, were written down by $26,047 to $52,265, their then fair value, prior to being reclassified from the loan portfolio into loans held for sale. During the first three quarters of 2002, the Corporation sold approximately $25,162 of the loans held for sale and transferred $23,985 of performing loans back into the loan portfolio, as the Corporation no longer has the intent to sell these loans. In addition, during the same period the Corporation wrote down the held for sale portfolio by a total of $2,733. This writedown was necessitated due to the rapid deterioration of a significant commercial credit in the portfolio, lower realization on the loans sold and lower estimated realization on the remaining loans held for sale. As of September 30, 2002, the Corporation has completed the loan sale project.

NET INTEREST INCOME

Net interest income was $17,516 for the three months ended September 30, 2002 compared with $19,710 for the same period in 2001. Average earning assets were $2,615,567 for the third quarter of 2002 compared to $3,073,714 for the third quarter of 2001. Average interest-bearing liabilities were $2,390,100 and $2,840,501 for the three months ended September 30, 2002 and 2001, respectively. The net interest margin for the three months ended September 30, 2002 was 2.82% compared to 2.68% for the same period one year ago. The decrease in net interest income was the result of the 14.9% decline in average earning assets partially offset by the 14 basis point improvement in net interest margin.

Average earning assets decreased $458,147, or 14.9%, from the third quarter of 2001 compared with the third quarter of 2002. Average loans decreased $130,309, or 7.5%; average long-term investment securities increased $18,240, or 2.0%; and other earning assets, primarily short-term investments, decreased $346,078 during this period. The mix of earning assets changed with the percentage of average loans to average earning assets increasing slightly from 56.7% during the third quarter of 2001 to 61.6% during the same period of 2002. Average investment securities as a percentage of average earning assets increased from 30.0% to 36.0% during the same period.

Average loans were $1,611,485 during the third quarter of 2002 compared to $1,741,794 during the third quarter of 2001. The decrease is primarily the result of accelerated loan prepayments and refinancings. The significant drop in rates which began in 2001 increased prepayments in fixed-rate loans, including residential mortgages, and certain investment securities. Interest income on loans decreased 21.7% during the third quarter of 2002 compared to 2001 as a result of a decrease in average balances and a 125 basis point decline in loan yields. The yield on loans was 6.90% for the third quarter of 2002 compared to 8.15% for the same period of 2001.

Average investment securities were $940,813 during the third quarter of 2002 compared to $922,573 during the third quarter of 2001. The yield on securities declined to 5.23% during the third quarter of 2002 from 6.08% during the same period in 2001. While the average balances increased this quarter compared to last year, the reinvestment of cash proceeds received from sales or accelerated prepayments of securities occurred during a declining rate environment resulting in the lower yield.

Average deposits decreased from $2,063,330 during the third quarter of 2001 to $1,765,910 during the third quarter of 2002. Non-interest-bearing deposits increased $17,851, or 9.4%, while interest-bearing deposits decreased $315,271, or 16.8%, during this period. The declining rate environment and a marketing effort focused on reducing single product relationships shifted depositors' preferences to short-term liquid deposit products or annuities as opposed to long-term certificates of deposit. The mix of average deposits illustrates this shift in customer preferences as the percentage of non-interest-bearing deposits to total deposits increased to 11.7% during the third quarter of 2002 from 9.2% during the same period of 2001. This mix change provides the Corporation with additional interest free-funds, reducing interest expense. The declining interest rate environment, shift in customer preferences and change in deposit product mix resulted in the cost of deposits decreasing to 2.67% during the third quarter of 2002 from 4.09% during the third quarter of 2001.

Other interest-bearing liabilities consist primarily of federal funds purchased, repurchase agreements, FHLB advances and other long-term borrowings. The average balance declined $135,130, or 14.0%, from $966,323 during the third quarter of 2001 to $831,193 for the same period of 2002. During the third quarter, Integra Bank NA (the "Bank") terminated $60,000 in long-term repurchase agreements in advance of their scheduled maturity. The cost of funds declined 15 basis points during this period, to 5.57% for the third quarter of 2002. The decline was the result of repricing federal funds purchased and short-term repurchase agreements to lower market rates throughout 2002 and the extinguishment of high-rate, long-term debt.

On a year-to-date basis, net interest income was $56,399 for the nine months ended September 30, 2002 compared with $63,473 for the same period in 2001. Average earning assets were $2,681,801 for the first nine months of 2002 compared to $3,089,732 for the first nine months of 2001. Average interest-bearing liabilities were $2,467,495 and $2,858,036 for the nine months ended September 30, 2002 and 2001, respectively. The net interest margin for the nine months ended September 30, 2002 was 2.99% compared to 2.89% for the same period one year ago. The lower net interest income was the result of the 13.2% decline in average earning assets partially offset by the 10 basis point improvement in net interest margin.

Average earning assets decreased $407,931, or 13.2%, from $3,089,732 for the first nine months of 2001 compared with $2,681,801 for the first nine months of 2002. Average loans were $1,623,169 during the first nine months of 2002 compared to $1,769,614 during the first nine months of 2001, a decrease of $146,445 or 8.3%. Interest income on loans decreased 23.3% during the first nine months of 2002 compared to 2001 as a result of the decrease in average balances and a 139 basis point decline in loan yields. The yield on loans was 7.11% for the first nine months of 2002 compared to 8.50% for the same period of 2001. Average investment securities increased $7,925, or 0.8%, to $989,060 during the first three quarters of 2002 compared to $981,135 during the first three quarters of 2001. The yield on securities declined to 5.78% during the first nine months of 2002 from 6.63% during the first nine months of 2001. Other earning assets decreased $269,411, or 79.5% during the first three quarters of 2002 compared to the same period of 2001. The mix of earning assets remained fairly constant with the percentage of average loans to average earning assets increasing slightly from 57.3% during the first nine months of 2001 to 60.5% during the same period of 2002. Average investment securities as a percentage of average earning assets increased from 31.8% to 36.9% during the same period.

Average deposits decreased from $2,119,628 during the first nine months of 2001 to $1,820,654 during the first nine months of 2002. Non-interest-bearing deposits increased $19,796, or 10.7%, while interest-bearing deposits decreased $318,770, or 16.5%, during this period. The declining rate environment and an emphasis on broader customer product usage shifted depositors' preferences to short-term liquid deposit products or annuities as opposed to long-term certificate of deposits. The average deposits mix shifted as the percentage of non-interest-bearing deposits to total deposits increased to 11.3% during the first nine months of 2002 from 8.8% during the same period of 2001. The cost of deposits decreased to 2.87% during the first nine months of 2002 from 4.51% during the first nine months of 2001. Average other interest-bearing liabilities declined $71,770, or 7.8%, from $924,087 during the first nine months of 2001 to $852,317 for the same period of 2002. The cost of funds declined 32 basis points during this period, from 5.88% to 5.56%.

                                                        Three Months Ended                Nine Months Ended
                                                   September 30,   September 30,   September 30,   September 30,
Net Interest Margin Analysis                            2002             2001           2002           2001
-----------------------------------------------------------------------------------------------------------------
Yields (federal-tax-equivalent)
     Loans                                              6.90%          8.15%           7.11%           8.50%
     Securities                                         5.23%          6.08%           5.78%           6.63%
     Other earning assets                               1.91%          3.93%           2.00%           4.59%
-----------------------------------------------------------------------------------------------------------------
       Total earning assets                             6.18%          6.97%           6.49%           7.47%

Cost of funds
     Interest bearing deposits                          2.67%          4.09%           2.87%           4.51%
     Other interest bearing liabilities                 5.57%          5.72%           5.56%           5.88%
       Total interest bearing liabilities               3.68%          4.64%           3.80%           4.96%
-----------------------------------------------------------------------------------------------------------------
       Total interest expense to earning assets         3.36%          4.29%           3.50%           4.58%
-----------------------------------------------------------------------------------------------------------------
Net interest margin                                     2.82%          2.68%           2.99%           2.89%
=================================================================================================================




NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2002, was $13,107 compared to $8,350 from the same period in 2001. Securities transactions resulted in gains of $5,264 during the third quarter of 2002 compared with $2,279 in the same period of 2001. Excluding securities gains, non-interest income for the three months ended September 30, 2002 totaled $7,843 compared to $6,071 for the same period of 2001, primarily due to the introduction of new deposit products.

Non-interest income for the nine months ended September 30, 2002, was $26,418 compared to $25,826 from the same period in 2001. Securities transactions resulted in gains of $5,856 during the first nine months of 2002 compared with $7,680 in the same period of 2001. The securities gains recognized in the third quarter of 2002 were used to offset $3,672 of expenses incurred from terminating long-term debt obligations which are included in non-interest expense. Excluding securities gains, non-interest income for the nine months ended September 30, 2002 totaled $20,562, an increase of $2,416, or 13.3%, compared to the same period of 2001, primarily due to the introduction of new deposit products and greater customer utilization of fee-based services.


                                            Three Months Ended                    Nine Months Ended
                                              September 30,         Increase        September 30,         Increase
Non-Interest Income                         2002         2001      (Decrease)     2002          2001     (Decrease)
---------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts         $  2,944       $ 2,286    $   658      $  7,922     $  6,817     $ 1,105
Trust income                                     473           639       (166)        1,528        1,791        (263)
Other service charges and fees                 1,823         1,440        383         5,615        3,712       1,903
Net securities gains                           5,264         2,279      2,985         5,856        7,680      (1,824)
Other                                          2,603         1,706        897         5,497        5,826        (329)
---------------------------------------------------------------------------------------------------------------------
     Total non-interest income              $ 13,107       $ 8,350    $ 4,757      $ 26,418     $ 25,826     $   592
=====================================================================================================================



Service charges on deposit accounts increased $658 or 28.8% during the third quarter of 2002 compared to the same period one year ago due to higher activity fees, new fee sources, including a new overdraft protection product, and improved efforts to collect a greater percentage of assessed fees. Service charges increased $1,105, or 16.2% during the first three quarters of 2002 compared to the same period one year ago.

Trust revenues, based primarily on the market values of assets under management, totaled $473 for the third quarter of 2002 compared to $639 for the third quarter of 2001. The market value of assets under management declined from $395,750 at September 30, 2001 to $335,108 at September 30, 2002 as a result of the general decline in investment values over the past year. Trust revenues totaled $1,528 for the first three quarters of 2002 compared to $1,791 for the first three quarters of 2001.

Other service charges and fees increased $383, from $1,440 for the third quarter of 2001 to $1,823 for the third quarter of 2002. Mortgage servicing fees for the three months ended September 30, 2002 were $272 compared to $249 for the comparable period of 2001 due to demand for new and refinanced residential mortgages. Revenues from the sale of brokerage and annuity products increased $229 during the third quarter of 2002 compared to 2001 as the Corporation offered new products to customers. A significant portion of this revenue increase was due to certificates of deposit maturities moving to annuity products. Insurance commissions decreased $25 during the third quarter of 2002 compared to one year ago. A significant portion of the third quarter insurance revenue is being held in escrow by our third party insurance product provider pending regulatory approval to form a captive insurance agency. Card-related fees increased $71 to $722 from the third quarter of 2001 due to increased sales efforts of credit and debit cards and the continued increasing preference of these cards as the choice of payments over checks. On a year-to-date basis, other service charges and fees increased $1,903, from $3,712 for the first nine months of 2001 to $5,615 for the first nine months of 2002. Mortgage servicing fees increased $374, brokerage and annuity commissions $861, insurance commissions increased $152 and card-related fees increased $245 during this period.

Other non-interest revenues increased $897, to $2,603, during the third quarter ended September 30, 2002 from the comparable period of 2001. Revenues from writing covered call options and net securities trading account gains totaled $983 during the third quarter of 2001. Effective April 30, 2002, the Corporation ceased writing covered call option contracts. Revenues from equipment leased to others increased $343 during the third quarter of 2002 compared to 2001. On a year-to-date basis, other non-interest revenues decreased $329, to $5,497, during the nine months ended September 30, 2002 from the comparable period of 2001. Net securities trading account gains declined from $2,142 in the first nine months of 2001 to $97 in the first nine months of 2002. Revenues from writing covered call options totaled $402 in the first nine months of 2002 compared to $1,606 during the same period of 2001. Revenues from equipment leased to others and the sale of loans increased $915 and $103, respectively, during the first three quarters of 2002 compared to 2001.

NON-INTEREST EXPENSE

Non-interest expense increased by $5,147, or 27.1%, to $24,117, in the third quarter of 2002 compared to the same period in 2001. During the third quarter of 2002, $1,294 of expenses related to the loans held for sale and debt prepayment fees of $3,672 were incurred. Excluding these items, non-interest expense increased 1.0% from the third quarter of 2001.

On a year-to-date basis, non-interest expense increased $6,248, or 11.2%, to $61,831, in the first nine months of 2002 compared to the first nine months of 2001. The first three quarters of 2002 included $2,733 of expenses related to the loans held for sale and debt prepayment fees of $3,672. Excluding these items, non-interest expense decreased 0.3% from the first nine months of 2001.

                                            Three Months Ended                       Nine Months Ended
                                              September 30,            Increase         September 30,        Increase
Non-Interest Expense                           2002         2001      (Decrease)     2002          2001     (Decrease)
---------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits              $  9,544      $  9,460    $    84      $ 28,454     $ 27,766     $   688
Occupancy                                      1,468         1,281        187         4,058        3,535         523
Equipment                                      1,147         1,141          6         3,368        3,432         (64)
Professional fees                              1,277         1,585       (308)        3,397        3,705        (308)
Communication and transportation               1,026         1,061        (35)        2,991        3,072         (81)
Marketing                                        375           509       (134)        1,382        1,651        (269)
Processing                                     1,155           831        324         3,627        2,482       1,145
Loans held for sale expense                    1,294             -      1,294         2,733            -       2,733
Debt prepayment fees                           3,672             -      3,672         3,672            -       3,672
Amortization of intangible assets                580         1,191       (611)        1,743        3,458      (1,715)
Other                                          2,579         1,911        668         6,406        6,482         (76)
---------------------------------------------------------------------------------------------------------------------
     Total non-interest expense             $ 24,117      $ 18,970    $ 5,147      $ 61,831     $ 55,583     $ 6,248
=====================================================================================================================



Salaries and employee benefits increased $84, or 0.9%, for the three months ended September 30, 2002 compared to 2001. Performance-based incentives and commissions decreased $72 to $273 during the third quarter of 2002 and represented 2.9% of salaries and employee benefits expense compared to 3.6% for the same period of 2001. The Corporation is initiating performance-based awards tied to sales of fee-based services and origination of loan and deposit products. Salaries and employee benefits increased $688, or 2.5%, for the nine-month period in 2002 compared to 2001.

Occupancy expense increased $187, or 14.6% and $523, or 14.8% during the three and nine months ended September 30, 2002, respectively, compared to 2001. The increase is driven in large part by the acquisition of six branches from Webster Bancorp, Inc. during the first quarter of 2001 and the opening of three new offices since January 1, 2001.

Processing expense increased $324, or 39.0%, during the third quarter of 2002 compared to 2001 as the Corporation continues to invest in technology to provide additional services and products to its expanding customer base. Processing expense increased $1,145 during the first nine months of 2002 compared to the same period one-year prior.

As mentioned above, the Corporation recorded expenses of $1,294 and $2,733 during the three and nine months ended September 30, 2002, respectively, related to its portfolio of loans held for sale. This portfolio is carried at the lower of cost or fair value. The writedown was precipitated by the rapid deterioration in one commercial loan and lower than anticipated prices were realized on the remaining loans held for sale. The loan sale project has been completed.

In the third quarter of 2002, the Corporation restructured a portion of its balance sheet by selling certain mortgaged-backed investment securities, using the proceeds to retire repurchase agreements and reinvest in adjustable-rate investments. The proceeds were used to prepay $60,000 of term repurchase agreements, at a net cost of $3,672, reducing the Corporation's non-core funding dependency.

Amortization of intangible assets decreased $611 and $1,715 for the three months and nine months ended September 30, 2002, respectively, compared to the same period of 2001 as a result of the Corporation adopting SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but rather are subject to testing for impairment.

Other non-interest expenses increased $668 during the third quarter of 2002 compared to 2001. Expenses related to equipment leased to others increased $132 during this period. Other real estate owned expenses increased $236 during the third quarter of 2002 compared to one-year prior. Other non-interest expenses decreased $76 during the first nine months of 2002 compared to 2001. Even as levels of business activity increase and new products and services are offered to customers, the Corporation continues to focus on expense control.

INCOME TAX EXPENSE

Income tax expense was $769 for the three months ended September 30, 2002 compared with $1,960 for the same period in 2001. The effective tax rates were 13.8% and 26.5% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, income tax expense and the effective tax rate was $3,190 and 16.6%, respectively, compared with $7,983 and 27.9%, respectively, for the same period in 2001. Income from tax exempt or tax-preferred sources, including interest on municipal loans and investments, bank-owned life insurance and dividends on tax-preferred securities increased in terms of percent of total income in the first nine months of 2002 compared to the first nine months of 2001.

FINANCIAL POSITION

Total assets at September 30, 2002 were $2,860,455 a decrease of $175,435 compared to $3,035,890 at December 31, 2001. Total assets were $3,277,554 at September 30, 2001.

SECURITIES

Total investment securities comprised 38.1% of earning assets at September 30, 2002 compared to 36.5% at December 31, 2001 and 31.3% at September 30, 2001. They represent the second largest earning asset component after loans. Securities increased $37,448 to $992,199 at September 30, 2002 from one-year prior. During the quarter, the portfolio composition has been managed to reduce prepayment and extention risks. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates. Mortgage-backed securities represented 65.5% of the investment portfolio at September 30, 2002 as compared to 65.1% and 44.1% at December 31, 2001 and September 30, 2001, respectively. Management is currently reviewing the securities portfolio and may modify the securities portfolio composition over the next several quarters in the context of existing market risks and the interest rate environment.

LOANS

Total loans at September 30, 2002, were $1,606,073 compared to $1,599,732 and $1,716,127 at December 31, 2001 and September 30, 2001, respectively. As of December 31, 2001, the Corporation identified $78,312 of performing and non-performing loans which it intended to sell. This portfolio consisted of $68,964 of commercial loans, $8,689 of residential mortgage loans and $659 of consumer loans. The loans identified for sale in 2001 were written down to fair value, resulting in charge-offs totaling $26,047, prior to being reclassified from the loan portfolio into loans held for sale. Loans secured by real estate have declined $14,320 or 1.3% since year-end 2001 as customers continue to take advantage of lower mortgage rates and refinancing opportunities. Commercial and industrial loans declined $20,425 or 6.3% since year-end. While the loan volume has declined, management believes that the Corporation's improved underwriting process has resulted in higher quality consumer, residential, and commercial loans being originated. Consumer loans increased $21,853 or 17.3% since December 31, 2001. Demand for home equity based loans remains strong.

LOAN PORTFOLIO

                                                  September 30,      December 31,        September 30,
                                                      2002               2001                 2001
------------------------------------------------------------------------------------------------------
Real estate loans                                  $ 1,104,287        $ 1,118,607         $ 1,202,964
Commercial, industrial, and
    agricultural loans                                 305,995            326,420             345,624
Economic development loans and
    other obligations of state and
    political subdivisions                              30,841             19,980              28,159
Consumer loans                                         147,990            126,137             125,464
Leasing                                                  7,579              8,004              12,853
All other loans                                          9,381                584               1,063
------------------------------------------------------------------------------------------------------

    Total loans                                    $ 1,606,073        $ 1,599,732         $ 1,716,127
======================================================================================================



ASSET QUALITY

The allowance for loan losses is the amount, which, in management's opinion, is adequate to absorb probable incurred loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions. Loans that are deemed to be uncollectible are charged-off to the allowance, while recoveries of previously charged-off amounts are credited to the allowance. A provision for loan losses is expensed to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable incurred losses based on management's ongoing evaluation of the loan portfolio.

The allowance for loan losses was $24,554 at September 30, 2002, representing 1.53% of total loans compared with $23,868 and $26,619 at December 31, 2001 and September 30, 2001, respectively, which represented 1.49% and 1.55% of total loans, respectively. Annualized net charge-offs to average loans was .20% during the third quarter of 2002 compared to .64% for the same period of 2001. On a year-to-date basis, annualized net charge-offs to average loans was .09% during the first nine months of 2002 compared to .59% for the same period of 2001. Recoveries of amounts exceeding the carrying value of held for sale loans totaling $981 were recorded in the first nine months of 2002. In addition, the Corporation recorded a $400 recovery on one commercial credit that resulted in the significantly lower net charge-off rate for the first quarter of 2002. Excluding these items, the net charge-off ratio would have been 0.21% for both the three months and nine months ended September 30, 2002. The provision for loan losses totaled $1,760 for the first nine months of 2002, exceeding net charge-offs by $686. During the same period of 2001, the provision for loan losses was $5,085. The allowance for loan losses to non-performing loans was 122.8% at September 30, 2002 compared to 98.5% at December 31, 2001 and 71.6% at September 30, 2001.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                                    Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                   2002            2001           2002            2001
-----------------------------------------------------------------------------------------------------------------------------
Beginning Balance                                                    $ 24,438       $ 27,748        $ 23,868        $ 25,264
Allowance associated with purchase acquisitions                             -              -               -           4,018
Loans charged off                                                      (1,305)        (3,157)         (3,565)         (8,819)
Recoveries                                                                491            333           2,491           1,071
Provision for loan losses                                                 930          1,695           1,760           5,085
-----------------------------------------------------------------------------------------------------------------------------
Ending Balance                                                       $ 24,554       $ 26,619        $ 24,554        $ 26,619
=============================================================================================================================

Percent of total loans                                                  1.53%          1.55%           1.53%           1.55%
=============================================================================================================================

Annualized % of average loans:
  Net charge-offs                                                       0.20%          0.64%           0.09%           0.59%
  Provision for loan losses                                             0.23%          0.39%           0.15%           0.38%



As of September 30, 2002 total non-performing assets decreased by $2,414 from $27,088 at December 31, 2001 and by $15,189 from $37,863 at September 30, 2001.
Non-performing loans, consisting of nonaccrual, restructured and 90 days or more past due loans, were 1.24%, 1.51% and 2.17% of total loans at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Management believes that the improvement in the non-performing loan to total loan ratio is due to better management of problem loans and the Corporation's sale of non-performing loans. A municipal bond issued by an Indiana regional utility has gone into default. Management expects a full recovery to be realized after a rate issue is resolved by the courts.

Listed below is a comparison of non-performing assets.


                                                                           September 30,     December 31,   September 30,
                                                                                2002             2001            2001
-------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                              $18,319          $21,722          $34,980
90 days or more past due loans                                                  1,674            2,500            2,187
-------------------------------------------------------------------------------------------------------------------------
  Total non-performing loans                                                   19,993           24,222           37,167
Other real estate owned                                                         2,145            2,866            2,696
Investment securities                                                           2,536                -                -
-------------------------------------------------------------------------------------------------------------------------
     Total non-performing assets                                              $24,674          $27,088          $39,863
=========================================================================================================================

Ratios:
Non-performing Loans to Loans                                                    1.24%            1.51%            2.17%
Non-performing Loans to Loans and Other Real Estate Owned                        1.53%            1.69%            2.32%
Allowance for Loan Losses to Non-performing Loans                              122.81%           98.54%           71.62%


DEPOSITS

Total deposits were $1,787,776, at September 30, 2002, compared to $1,928,412 and $2,019,792 at December 31, 2001 and September 30, 2001, respectively. Total transaction accounts, including non-interest-bearing and interest-bearing demand deposits, increased $28,708, or 4.9% to $615,478 since year-end. Money market accounts and savings deposits decreased by $57,207, or 16.2% during this same period. During the current low interest rate environment, customer preferences have shifted to shorter term, liquid deposit products and to deposit alternatives, including annuities. Time deposits greater than $100,000 have increased $11,123, or 4.8%, during this period. Other time deposits decreased $123,260, or 16.3%, from December 31, 2001 to September 30, 2002.

                                                           September 30,    December 31,    September 30,
Deposits                                                        2002            2001             2001
--------------------------------------------------------------------------------------------------------
Non-interest-bearing demand                                   $218,618        $220,447         $193,616
Interest-bearing demand                                        396,860         366,323          341,354
Money market                                                   163,373         230,242          240,521
Savings                                                        132,244         122,582          124,930
Time deposits of $100,000 or more                              244,061         232,938          305,990
Other time deposits                                            632,620         755,880          813,381
--------------------------------------------------------------------------------------------------------
Total deposits                                              $1,787,776      $1,928,412       $2,019,792
========================================================================================================

BORROWINGS

 Federal funds purchased and securities sold under repurchase agreements totaled $190,158 at September 30, 2002 compared to $244,032 and $350,678 at December 31, 2001 and September 30, 2001, respectively. During the third quarter, the Bank terminated $60,000 in long-term repurchase agreements in advance of their scheduled maturity. The Corporation incurred an expense of $3,672 on the early termination. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. These repurchase agreements include an aggregate $115,000 with final maturity dates that occur during the first five months of 2006. These long term repurchase agreements have a weighted average interest rate of 4.83%. The Corporation must maintain collateral equal to 105% of the repurchase price of the securities transferred. In addition, the holders of $90,000 of these repurchase agreements have an option on a specific date during the first five months of 2003 to put the collateral back to the Corporation at the repurchase price. In addition, the holders of another $25,000 of these repurchase agreements have the option in January 2003 and quarterly thereafter to put the collateral back to the Corporation. If these options are exercised by the holders, the Corporation has sufficient liquidity to repurchase the collateral.

Other borrowings totaled $543,997 at September 30, 2002 compared to $564,448 and $574,262 at December 31, 2001 and September 30, 2001, respectively. Other borrowings generally provide longer term funding and include advances from the Federal Home Loan Bank and term notes from other financial institutions. Included in Other borrowings are $525,000 in advances from the FHLB to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. The Corporation must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At September 30, 2002, the Corporation had an adequate amount of mortgage-backed securities and mortgage loans pledged to satisfy the collateral requirements associated with these borrowings. An aggregate of $432,000 of the FHLB advances may be converted at the sole option of the FHLB from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date that occurs during the period from February 2001 through October 2002 and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, the Corporation has the option to prepay any of such converted advances at par value. These advances carry a weighted average interest rate of 6.11% with final maturities occurring from 2005 through 2010. In addition, advances totaling $55,000 were not converted following their only conversion date. These advances carry a weighted average interest rate of 6.57% with final maturities in 2007 and in 2009.

Management is currently reviewing the Corporation's liability composition and may modify it over the next several quarters. Those modifications could adversely affect the profitability of the Corporation over the near term, but would be undertaken if management determines that restructuring the balance sheet will improve the Corporation's interest rate risk and liquidity risk profile.

CAPITAL RESOURCES AND LIQUIDITY

The Corporation and its subsidiary bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply only to the subsidiary bank, Integra Bank NA. It is management's intent for the Bank and Corporation to remain well-capitalized at all times. The regulatory capital ratios for Integra Bank Corporation and Integra Bank NA are shown below.


                                              Regulatory Guidelines
                                          ----------------------------
                                             Minimum        Well-     September 30,  December 31,  September 30,
                                          Requirements   Capitalized      2002           2001          2001
-----------------------------------------------------------------------------------------------------------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)           8.00%                      13.44%         12.96%        11.41%
Tier 1 Capital (to Risk-Weighted Assets)          4.00%                      12.19%         11.71%        10.21%
Tier 1 Capital (to Average Assets)                4.00%                       7.94%          6.98%         6.99%

Integra Bank NA:
Total Capital (to Risk-Weighted Assets)           8.00%        10.00%        12.52%         11.32%        10.98%
Tier 1 Capital (to Risk-Weighted Assets)          4.00%         6.00%        11.27%         10.07%         9.77%
Tier 1 Capital (to Average Assets)                4.00%         5.00%         7.35%          5.97%         6.68%


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

For the Bank, the primary sources of short-term asset liquidity are federal funds sold, commercial paper, interest-bearing deposits and readily marketable and unencumbered investment securities that can be sold or pledged to a repurchase agreement. In addition to these sources, short-term liquidity is provided by maturing loans. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Corporation's asset/liability management program. When these sources are not adequate, the Bank may purchase federal funds, solicit brokered deposits and use its lines with the Federal Home Loan Banks as alternative sources of liquidity. At September 30, 2002 and December 31, 2001, federal funds sold and other short-term investments were $43 and $102,918, respectively, and readily marketable and unencumbered investment securities were $308,607 and $377,095, respectively.

Liquidity for the Corporation is provided by dividends from the Bank, cash balances and credit line availability. The dividend amount which commercial banks, including Integra Bank NA, may pay is limited by applicable laws and regulations. The dividend amount that could be paid is further restricted by management to maintain prudent capital levels. As of September 30, 2002, the Bank could not pay any dividends to the Corporation without prior regulatory approval. Based upon its current analysis, management believes that prior regulatory approval of dividends will be required through the second quarter of 2003. During 2001, the Bank paid dividends of $46,000 to the Corporation, pre-funding expected cash needs for debt repayment obligations and dividends to shareholders for this timeframe. During 2002, the Corporation retired $12,000 of debt previously outstanding on an unsecured line of credit, which expired June 28, 2002, and paid $12,186 in dividends to shareholders. As a supplemental source of liquidity the Corporation entered into a new $7,500 line of credit agreement with a lender which matures on August 29, 2003. The Corporation has the ability to draw on this line as required for general corporate purposes. Management believes that the Corporation's current cash balances, $14,071 at September 30, 2002 and other available sources of liquidity are adequate to meet its foreseeable liquidity needs, including expected dividends to shareholders and debt repayment obligations.

As part of management's anticipated review of the securities portfolio and liability composition, management will maintain a particular focus on the capital and liquidity requirements of both the Bank and the Corporation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program for the Corporation, which was redesigned and implemented during the second quarter, is comprised of several components. The components include (1) Board of Directors' oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. It is the objective of our interest rate risk management processes to minimize the impact of interest rate volatility on bank earnings and capital.

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

EARNINGS AT RISK (EAR). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Corporation uses a simulation model to run immediate and parallel changes in interest rates ranging from down 200 basis points to up 300 basis points. In today's interest rate environment, Corporate ALCO has determined that incorporating an immediate and parallel downward movement in interest rates of 100 basis points is a more realistic scenario due to the unique interest-rate environment. A scenario where interest rates are assumed to stay constant ("Flat" interest rate scenario) is also run. These interest rate scenarios are executed against a constant or stable balance sheet position ("Flat" balance scenario) in order to isolate the impact of interest rate changes on the current structure and composition of the balance sheet. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Flat" interest rate scenario. The Board ALCO has approved policy limits for changes in EAR. The limit for percentage change in EAR from the "Flat" interest rate scenario is minus 10 percent. At September 30, 2002, the Corporation would experience a minus 1.29% change in net interest income, or EAR, if interest rates moved downward 100 basis points. And, if interest rates moved upward 200 basis points, the Corporation would experience a positive 2.30% change in net interest income. Both simulation results reside within the policy limits established by Board ALCO.

Earnings at Risk

                                                        At September 30, 2002
                                       -------------------------------------------------------
                                                              Estimated         Estimated
                                           Estimated           Change            Change
Change in Interest Rates                   EAR Amount          Amount            Percent
----------------------------------------------------------------------------------------------
+200 basis points                           $ 75,154            1,689             2.30%
----------------------------------------------------------------------------------------------
Flat                                          73,464
----------------------------------------------------------------------------------------------
-100 basis points                             72,520             (944)           -1.29%
----------------------------------------------------------------------------------------------

Trends in Earnings at Risk

                                       Estimated Change in EAR from the Flat Interest Rate Scenario
                                       ---------------------------------------------------------------------
                                       -100 basis points                    +200 basis points
------------------------------------------------------------------------------------------------------------
September 30, 2002                                 -1.29%                               2.30%
------------------------------------------------------------------------------------------------------------
June 30, 2002                                      -0.75%                               0.65%
------------------------------------------------------------------------------------------------------------
March 31, 2002                                     -6.51%                               4.27%
------------------------------------------------------------------------------------------------------------


During the second quarter of 2002 the Corporation entered into an interest rate floor contract. At September 30, 2002, the notional amount of this contract was $200,000. The interest rate floor is indexed to one-month LIBOR with a contract strike price of 2.00% and terminates May 17, 2004. This contract is accounted for as a free-standing derivative with cash flows and changes in market value recorded in current period earnings. The floor was terminated on October 25, 2002 with a market value of $920. During 2001, the Corporation entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate. The Corporation terminated a $25,000 notional amount interest rate swap agreement in June 2002. The remaining $50,000 notional amount interest rate swap agreements were terminated in July 2002. For purposes of the June 30, 2002 simulation modeling, the effect of the full swap termination was included in the EAR and the EVE analysis. For purposes of the September 30, 2002 simulation, the effect of the floor was included in the EAR and the EVE analysis.

ECONOMIC VALUE OF EQUITY (EVE). Management considers EVE to be its best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Corporation uses a simulation model to run immediate and parallel changes in interest rates ranging from down 200 basis points to up 300 basis points. A scenario where interest rates are assumed to stay constant ("Flat" interest rate scenario) is also run. These interest rate scenarios are executed against a constant or stable balance sheet position ("Flat" balance scenario) in order to isolate the impact of interest rate changes on the current structure and composition of the balance sheet. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities will be the economic value of equity. The simulation model calculates the percentage change from the "Flat" interest rate scenario.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment where rates are shocked up or down 200 basis points. The Corporation uses a graduated monitoring system ("Green-Yellow-Red") in determining appropriate interest rate risk responses. The "Green Zone" (less than -20%) represents a level of EVE measurement where the interest rate risk tolerance level is within an acceptable target range. The "Yellow Zone" (between -20% and -25%) represents a level of EVE measurement where interest rate risk is at a level that requires greater attention and an explanation of reasons and causes of the variance, directional trends are observed and Corporate ALCO is required to identify strategies that will reduce risk exposure to an acceptable tolerance level over time. The "Red Zone" (greater than -25%) represents a level of EVE measurement where interest rate risk is at a level that requires more immediate action such that steps are identified to bring risk exposure to an acceptable target by a specific date, reviewed with Board ALCO and approved steps are implemented to correct this position. At September 30, 2002, the Corporation would experience a negative 4.58% change in EVE, if interest rates moved downward 100 basis points, which falls within the "Green zone" policy limit. And, if interest rates moved upward 200 basis points, the Corporation would experience a negative 13.76% change in EVE, which resides within the "Green zone". The impact of a 200 basis point rate increase on EVE has been significantly decreased in the third quarter largely due to the balance sheet restructuring activities detailed earlier and improved modeling capabilities.

Economic Value of Equity

                                                   At September 30, 2002
                                       -------------------------------------------------------
                                                                  Estimated         Estimated
                                                Estimated           Change            Change
Change in Interest Rates                       EVE Amount           Amount            Percent
----------------------------------------------------------------------------------------------
+200 basis points                               $ 213,175           (34,018)          -13.76%
----------------------------------------------------------------------------------------------
Flat                                              247,193
----------------------------------------------------------------------------------------------
-100 basis points                                 235,873           (11,320)           -4.58%
----------------------------------------------------------------------------------------------

Trends in Economic Value of Equity

                                       Estimated Change in EVE from the Flat Interest Rate Scenario
                                       --------------------------------------------------------------------
                                       -100 basis points                    +200 basis points
-----------------------------------------------------------------------------------------------------------
September 30, 2002                                 -4.58%                             -13.76%
-----------------------------------------------------------------------------------------------------------
June 30, 2002                                     -11.40%                             -23.48%
-----------------------------------------------------------------------------------------------------------
March 31, 2002                                    -11.30%                             -23.89%
-----------------------------------------------------------------------------------------------------------



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

ITEM 4:  CONTROLS AND PROCEDURES

Based on an evaluation of the Corporation's disclosure controls and procedures (as defined in ss.ss. 240.13a-14(c) and 240.15b-14(c)) as of November 13, 2002, the Corporation's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.


There have been no significant changes in the Corporation's internal controls and other factors that could significantly affect these controls subsequent to November 13, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 5.   OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. The following documents are filed as exhibits to this report:

         10.1 Credit Agreement dated as of August 30, 2002 between Integra Bank Corporation and The Northern Trust Company

         99.1 Certification of Chief Executive Officer

         99.2 Certification of Chief Financial Officer

(b)      Reports on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTEGRA BANK CORPORATION

                                            By      /s/ Michael T. Vea
                                                    ------------------
                                                    Chairman of the Board,
                                                    Chief Executive Officer and
                                                    President
                                                    November 14, 2002


                                                     /s/ Charles A. Caswell
                                                    ------------------------
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    November 14, 2002

                                 CERTIFICATIONS


         I, Michael T. Vea, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Integra Bank Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                        /s/ Michael T. Vea
                                                ------------------
                                                Michael T. Vea, Chairman of the
                                                Board, Chief Executive Officer
                                                and President

                                 CERTIFICATIONS

         I, Charles A. Caswell, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Integra Bank Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                             /s/ Charles A. Caswell
                                                     ----------------------
                                                     Charles A. Caswell,
                                                     Executive Vice President
                                                     and Chief Financial Officer