Form 10-K
period 2002-12-31
INTEGRA BANK CORP
filed 2003-03-20
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No | |

Based on the closing sales price as of June 28, 2002 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $328,570,000.

The number of shares outstanding of the registrant's common stock was 17,291,368 at February 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders. (Part III)

                            INTEGRA BANK CORPORATION
                          2002 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                               PAGE
                                                                                                             NUMBER
PART I

Item 1.    Business                                                                                               3
Item 2.    Properties                                                                                             7
Item 3.    Legal Proceedings                                                                                      8
Item 4.    Submission of Matters to a Vote of Security Holders                                                    8

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                  8
Item 6.    Selected Financial Data                                                                                9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation                  10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                            26
Item 8.    Financial Statements and Supplementary Data                                                           28
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures                 62

PART III

Item 10.   Directors and Executive Officers of the Registrant                                                    62
Item 11.   Executive Compensation                                                                                62
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters        62
Item 13.   Certain Relationships and Related Transactions                                                        62
Item 14.   Controls and Procedures                                                                               62

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      63

Signatures

Certifications

                                    FORM 10-K
                            INTEGRA BANK CORPORATION
                                December 31, 2002

PART I

ITEM 1. BUSINESS

Integra Bank Corporation (the "Corporation") is a bank holding company that is based in Evansville, Indiana. The Corporation's principal subsidiary is Integra Bank N.A., a national banking association ("Integra Bank"). The Corporation also owns a real estate property management company and has a controlling interest in Integra Capital Trust I and Integra Capital Trust II, its trust securities affiliates. At December 31, 2002, the Corporation had total Consolidated assets of $2.9 billion. The Corporation provides services and assistance to its wholly owned subsidiaries and Integra Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Corporation receives income and/or dividends from Integra Bank, where most of the Corporation's business activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Southwestern Ohio. These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services. Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes and complete personal and corporate trust services. Integra Bank also has a 29% ownership interest in Total Title Services, LLC, a provider of residential title insurance, which is accounted for under the equity method of accounting as an unconsolidated subsidiary.

Integra Bank's products and services are delivered through our customers' channel of preference. At December 31, 2002, Integra Bank served its customers through 74 banking centers and 128 automatic teller machines ("ATMs"). Integra Bank also serves its customers through its telephone banking, web banking, and offers a suite of Internet-based products and services that can be found at www.integrabank.com. Please refer to page 27 of our 2002 Summary Annual Report for additional information on the Corporation's retail distribution network.

Integra Bank's wholly owned subsidiary, IBNK Leasing Corp., holds leases originated in years prior to 2000. In 2002, Integra Bank did not originate leases through this subsidiary.

Twenty-One Southeast Third Corporation ("TSTC") is the Corporation's real estate property management subsidiary and the entity through which the Corporation constructed a nine-story addition to the main office of Integra Bank. Integra Bank and the Corporation occupy a majority of the building and the remaining space has been sold or leased as condominiums. TSTC serves in a property management capacity for this facility.

Integra Capital Trust I and Integra Capital Trust II are statutory business trusts created under the law of the State of Delaware that have issued trust preferred securities guaranteed by the Corporation.

The Corporation has grown significantly through acquisition. Since 1987, the Corporation has acquired or merged with more than thirty bank holding companies, banks, savings associations or branches of banks or savings associations. The Corporation may acquire additional banking-related or financial service companies in the future.

During 2000, the Corporation completed the consolidation of its subsidiary banks into a single national bank charter.

At December 31, 2002, the Corporation and its subsidiaries had 915 full-time equivalent employees. The Corporation and its subsidiaries provide a wide range of employee benefits, are not parties to any collective bargaining agreements, and in the opinion of management, enjoy good relations with its employees. The Corporation is an Indiana corporation which was formed in 1985.

COMPETITION

The Corporation has active competition in all areas in which it presently engages in business. Integra Bank competes for commercial and individual deposits, loans and financial services with other bank and non-bank institutions. Since the amount of money a bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank's shareholders' equity, competitors larger than Integra Bank have higher lending limits than Integra Bank.

In addition to competing with depository institutions operating in our market areas, the Corporation competes with various money market and other mutual funds, brokerage houses, other financial institutions, insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services and products.

FOREIGN OPERATIONS

The Corporation and its subsidiaries have no foreign branches or significant business with foreign obligors or depositors.

REGULATION AND SUPERVISION

General

The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Corporation files periodic reports with the Federal Reserve regarding the business operations of the Corporation and its subsidiaries, and is subject to examination by the Federal Reserve.

Integra Bank is supervised and regulated primarily by the Office of the Comptroller of the Currency ("OCC"). It is also a member of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act and subject to the provisions of the Federal Deposit Insurance Act.

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Corporation, Integra Bank, as well as their officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under "Deposit Insurance," the appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation ("FDIC") as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it fails to become adequately capitalized when required to do so, it fails to submit a timely and acceptable capital restoration plan, or it materially fails to implement an accepted capital restoration plan. Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

Acquisitions and Changes in Control

Under the BHCA, without the prior approval of the Federal Reserve, the Corporation may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the BHCA generally prohibits the Corporation from engaging in any nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Corporation. In addition, any company is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of the Corporation, or otherwise obtaining control or a "controlling influence" over the Corporation.

Dividends and Other Relationships with Affiliates

The Corporation is a legal entity separate and distinct from its subsidiaries. The primary source of the Corporation's cash flow, including cash flow to pay dividends on the Corporation's common stock, is the payment of dividends to the Corporation by Integra Bank. Generally, such dividends are limited to the lesser of: undivided profits (less bad debts in excess of the allowance for credit losses); and absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years. Further, a depository institution may not pay a dividend if: it would thereafter be "undercapitalized" as determined by federal banking regulatory agencies; or if, in the opinion of the appropriate banking regulator, the payment of dividends would constitute an unsafe or unsound practice.

Integra Bank is subject to additional restrictions on its transactions with affiliates, including the Corporation. State and federal statutes limit credit transactions with affiliates, prescribing forms and conditions deemed consistent with sound banking practices, and imposing limits on permitted collateral for credit extended.

Under Federal Reserve policy, the Corporation is expected to serve as a source of financial and managerial strength to Integra Bank. The Federal Reserve requires the Corporation to stand ready to use its resources to provide adequate capital funds during periods of financial stress or adversity. This support may be required by the Federal Reserve at times when the Corporation may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991, the Corporation may be required to provide limited guarantee of compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

Regulatory Capital Requirements

The Corporation and Integra Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2002, and Integra Bank qualified as well capitalized under the regulatory framework for prompt corrective action. See Note 17 of Item 8 on page 52 for additional discussion of regulatory capital.

Failure to meet capital requirements could result in a variety of enforcement remedies, including the termination of deposit insurance or measures by banking regulators to correct the deficiency in the manner least costly to the deposit insurance fund.

Deposit Insurance

Integra Bank is subject to federal deposit insurance assessments by the FDIC. The assessment rate is based on classification of a depository institution into a risk assessment category. Such classification is based upon the institution's capital level and certain supervisory evaluations of the institution by its primary regulator.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of Integra Bank.

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

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB") was signed into law, which may facilitate the convergence of the banking, securities and insurance industries. The major provisions of the GLB took effect on March 12, 2000.

The GLB enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Activities that United States banking organizations are currently permitted to conduct both domestically and overseas can be conducted by financial holding companies domestically (they include a broad range of financial activities, including operating a travel agency). In addition, the GLB permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

The Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain Federal Reserve approval prior to engaging, either de novo or through acquisitions, in financial activities previously determined to be permissible by the Federal Reserve. Instead, a financial holding company need only provide notice to the Federal Reserve within 30 days after commencing the new activity or consummating the acquisition.

The Corporation has no present plans to become a financial holding company.

Additional Regulation, Government Policies, and Legislation

In addition to the restrictions discussed above, the activities and operations of the Corporation and Integra Bank are subject to a number of additional detailed, complex, and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth-in-Savings Act, anti-redlining legislation, and antitrust laws.

The actions and policies of banking regulatory authorities have had a significant effect on the operating results of the Corporation and Integra Bank in the past and are expected to do so in the future.

Finally, the earnings of Integra Bank are strongly affected by the attempts of the Federal Reserve to regulate aggregate national credit and the money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings from the Federal Reserve, establishment of the federal funds rate on member bank borrowings among themselves, and changes in reserve requirements against member bank deposits. The Federal Reserve's policies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States Government. The effects of Federal Reserve actions on future performance cannot be predicted.

STATISTICAL DISCLOSURE

The statistical disclosure concerning the Corporation and Integra Bank, on a consolidated basis, included in response to Item 7 of this report is hereby incorporated by reference herein.

AVAILABLE INFORMATION

The Corporation's Internet website address is www.integrabank.com. The Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The Corporation's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE CORPORATION

Certain information concerning the executive officers of the Corporation as of March 1, 2003, is set forth in the following table.

NAME                        AGE             OFFICE AND BUSINESS EXPERIENCE
----                        ---             ------------------------------
Michael T. Vea              44              Chairman of the Board, President, and Chief Executive Officer of the
                                            Corporation (January 2000 to present); Chairman of the Board and Chief
                                            Executive Officer of the Corporation (September 1999 to January 2000);
                                            President and Chief Executive Officer, Bank One, Cincinnati, OH
                                            (1995-1999).

Charles A. Caswell          40              Chief Financial Officer and Executive Vice President of the
                                            Corporation (October 2002 to present); Chief Financial Officer, RBC
                                            Centura Banks Inc. (May 2001 to October 2002); Treasurer, RBC Centura
                                            Banks Inc. (May 1997 to May 2001); Vice President Quantitative Risk
                                            Management of CoBank ACB (November 1995 to 1997); Vice President
                                            Funding and Positioning of CoBank ACB (October 1993 to May 1995).

D. Michael Kramer           45              Executive Vice President, Chief Technology and Operations Manager of
                                            the Corporation (December 1999 to present); President and Chief
                                            Operating Officer, Target Media (1996 to 1999); Senior Vice President
                                            and Manager of Financial Institutions Division, Star Bank, N.A.
                                            (1990-1996).

Archie M. Brown             42              Executive Vice President, Retail Manager and Community Markets Manager
                                            of the Corporation (March 2001 to present); Senior Vice President,
                                            Firstar Bank, N.A. (1997 to 2001); Executive Vice President and
                                            Partner, Profit Resources, Inc. (1997).

Martin M. Zorn              46              Executive Vice President, Chief Credit and Risk Manager of the
                                            Corporation (March 2001 to present); Regional Vice President and
                                            Region Executive, Wachovia Corporation (1999 to 2001); Senior Vice
                                            President, Regional Corporate Banking Manager, Wachovia Corporation
                                            (1994 to 1999).

The above information includes business experience during the past five years for each of the Corporation's executive officers. Executive officers of the Corporation serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Corporation.

(Pursuant to General Instructions G(3) of Form 10-K, the foregoing information regarding executive officers is included in an unnumbered Item in Part I of this Annual Report in lieu of being included in the Corporation's Proxy Statement for its 2003 Annual Meeting of Shareholders).

ITEM 2. PROPERTIES

The net investment of the Corporation and its subsidiaries in real estate and equipment at December 31, 2002, was $53.5 million. The Corporation's offices are located at 21 S.E. Third Street, Evansville, Indiana, in a building owned by the Corporation's property management subsidiary. The main and all branch offices of Integra Bank, the leasing company, and the property management company are located on premises either owned or leased. None of the property is subject to any major encumbrance.

A nine-story addition to Integra Bank's main office was completed in 1998 at a total cost of approximately $18.0 million. Integra Bank and the Corporation occupy the majority of the building and the remaining floors have been sold or leased to third parties. The Corporation's share of the building cost was approximately $10.0 million.

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

The following table lists the stock price for the past two years and dividend information for the Corporation's common stock.

                                                  Range of Stock Price       Dividends
                      Quarter                    Low              High       Declared
                      -------                    ---              ----       --------
      2002              1st                    $ 18.25          $ 22.50       $ 0.235
                        2nd                      18.80            23.55         0.235
                        3rd                      18.00            22.88         0.235
                        4th                      15.00            18.30         0.235

                                                  Range of Stock Price       Dividends
                      Quarter                    Low              High       Declared
                      -------                    ---              ----       --------
      2001              1st                    $ 19.38          $ 26.25       $ 0.235
                        2nd                      20.02            24.78         0.235
                        3rd                      21.62            25.66         0.235
                        4th                      19.26            24.50         0.235

The Corporation has historically paid quarterly cash dividends. The Corporation generally depends upon the dividends from Integra Bank to pay cash dividends to its shareholders. The ability of Integra Bank to pay such dividends is limited by banking laws and regulations. Additional discussion regarding dividends is included in the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of February 28, 2003, there were approximately 2,604 holders of record of common stock.

ITEM 6. SELECTED FINANCIAL DATA

Integra Bank Corporation and Subsidiaries

(In Thousands, Except Per Share Data and Ratios)

FOR THE YEAR ENDED DECEMBER 31,                           2002             2001             2000           1999             1998

Net interest income                                   $    73,845     $     82,080      $    91,856     $    89,817     $    87,897
Provision for loan losses                                   3,143           31,077            4,138          12,497           7,143
Non-interest income                                        36,281           33,202           20,131          13,523          16,621
Non-interest expense                                       82,877           78,303           63,438          60,290          67,289
                                                      -----------     ------------      -----------     -----------     -----------
Income before income taxes and cumulative effect
      of accounting change                                 24,106            5,902           44,411          30,553          30,086
Income taxes (benefit)                                      3,778           (1,629)          13,920           7,909           7,970
                                                      -----------     ------------      -----------     -----------     -----------
Income before cumulative effect of
      accounting change                                    20,328            7,531           30,491          22,644          22,116
Cumulative effect of accounting change, net of tax             --             (273)              --              --              --
                                                      -----------     ------------      -----------     -----------     -----------
Net income                                            $    20,328     $      7,258      $    30,491     $    22,644     $    22,116
                                                      ===========     ============      ===========     ===========     ===========

PER COMMON SHARE
Net income:
      Basic                                           $      1.18     $       0.42      $      1.77     $      1.28     $      1.26
      Diluted                                                1.18             0.42             1.77            1.27            1.25
Cash dividends declared                                      0.94             0.94             0.87            0.78            0.68
Book value                                                  13.45            12.79            12.94           12.73           12.34
Weighted average shares:
      Basic                                            17,276,304       17,199,568       17,233,413      17,701,235      17,602,440
      Diluted                                          17,283,448       17,221,404       17,254,335      17,794,188      17,719,649

AT YEAR-END
Total assets                                          $ 2,857,738     $  3,035,890      $ 3,068,818     $ 2,203,477     $ 2,195,224
Securities                                                982,263        1,010,470          997,494         332,359         365,841
Loans, net of unearned income                           1,606,155        1,599,732        1,687,330       1,694,004       1,639,532
Deposits                                                1,781,948        1,928,412        1,871,036       1,694,661       1,734,585
Shareholders' equity                                      232,600          221,097          205,517         223,088         218,280
Shares outstanding                                     17,291,368       17,284,035       15,880,999      17,518,117      17,687,818

AVERAGE BALANCES
Total assets                                          $ 2,906,846     $  3,266,322      $ 2,511,947     $ 2,154,168     $ 2,158,314
Securities                                                982,412          970,382          642,327         344,999         422,821
Loans, net of unearned income                           1,596,462        1,747,882        1,674,864       1,636,924       1,532,927
Interest-bearing deposits                               1,614,167        1,894,300        1,512,294       1,456,703       1,470,507
Shareholders' equity                                      230,298          241,252          227,573         228,740         217,524

FINANCIAL RATIOS
Return on average assets                                     0.70%            0.22%            1.21%           1.05%           0.99%
Return on average equity                                     8.83             3.01            13.40            9.90            9.86
Net interest margin                                          2.94             2.85             4.15            4.79            4.72
Cash dividends payout                                       79.66           223.81            49.15           60.94           53.97
Average shareholders' equity to average assets               7.92             7.39             9.06           10.62           10.08

Note: Data presented includes amounts for 2001 and 2000 acquistions accounted for under purchase method of accounting from acquisition date forward. On January 1, 2002, the Corporation adopted Financial Accounting Standards No. 142, Goodwill and Other Intangibles which resulted in the discontinuance of amortization of goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries (the "Corporation") as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All information has been restated to give effect to all stock dividends. Unless otherwise noted all dollar amounts other than share and per share data are in thousands (000's).

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "may," "will," "should," "would," "anticipate," "estimate," "expect," "plan," "believe," "intend," and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: management's ability to reduce and effectively manage interest rate risk; fluctuations in the value of the Corporation's investment securities; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations affecting financial institutions; and competition. The Corporation undertakes no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report.

BUSINESS DESCRIPTION

Integra Bank Corporation (the "Corporation") is a bank holding company that is based in Evansville, Indiana. The Corporation's principal subsidiary is Integra Bank N.A., a national banking association ("Integra Bank"). The Corporation also owns a real estate property management company and has a controlling interest in Integra Capital Trust I and Integra Capital Trust II, its trust securities affiliates. At December 31, 2002, the Corporation had total consolidated assets of $2.9 billion. The Corporation provides services and assistance to its wholly owned subsidiaries and Integra Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Corporation receives income and/or dividends from Integra Bank, where most of the Corporation's business activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Southwestern Ohio. These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services. Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes and complete personal and corporate trust services. Integra Bank also has a 29% ownership interest in Total Title Services, LLC, a provider of residential title insurance, which is accounted for under the equity method of accounting as an unconsolidated subsidiary.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. The Corporation considers its critical accounting policies to include the following:

Allowance for Loan Losses: The allowance for loan losses represents management's best estimate of probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for losses, on losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management's assessment of several factors: actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances, and the results of recent regulatory examinations.

Loans are considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due in accordance with the contractual terms. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less estimated cost to liquidate. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which the collateral may be liquidated may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Estimation of Fair Value: The estimation of fair value is significant to several of the Corporation's assets, including loans held for sale, investment securities available for sale, mortgage servicing rights, other real estate owned, as well as fair values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

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

FINANCIAL REVIEW

Net income for 2002 was $20,328 compared to $7,258 earned in 2001. The increase in earnings was primarily the result of the increased provision for loan losses in 2001 as a result of the Corporation's decision in 2001 to identify and transfer $78,312 in non-performing and performing loans from the loan portfolio to loans held for sale. Net interest income decreased by $8,235, or 10.0%, in 2002. The decrease in net interest income was precipitated by a $383 million decline in average earning assets and an asset sensitive interest rate risk profile, partially offset with a more favorable mix of loan and deposit products. Provision for loan losses decreased $27,934 to $3,143 in 2002. Non-interest income was $36,281 in 2002 compared with $33,202 in 2001, which included $9,098 and $8,212 of securities gains in 2002 and 2001, respectively. Non-interest expenses increased $4,574 in 2002, which included debt prepayment fees of $5,938 and loans held for sale expenses of $2,677.

Net income for 2001 was $7,258 compared to $30,491 earned in 2000. The decrease in earnings was primarily the result of increased provision for loan losses as a result of the loan sale project and decreased net interest income. Net interest income decreased by $9,776, or 10.6%, as the Federal Reserve lowered the federal funds interest rate 475 basis points during 2001 and the Corporation's assets repriced at lower yields more quickly than did its liabilities. Provision for loan losses increased $26,939 to $31,077 in 2001 resulting primarily from the proposed loan sale. Non-interest income was $33,202 in 2001 compared to $20,131 in 2000, which included $8,212 and $1,497 of securities gains in 2001 and 2000, respectively. A gain of $1,808 from the sale of mortgage servicing is included in 2000. Excluding the servicing gain and securities gains and losses, non-interest income increased $8,164, or 48.5% in 2001. Non-interest expenses increased $14,865, or 23.4%, in 2001.

Earnings per share, on a diluted basis were $1.18 for 2002 compared to $0.42 in 2001 and $1.77 in 2000.

Annualized returns on average assets and equity for 2002 were 0.70% and 8.83%, respectively, compared with 0.22% and 3.01% in 2001. Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with the transition provisions of SFAS No. 133, the Corporation recorded a cumulative-effect-type transaction loss, net of tax, of $273, or $.01 per diluted share, to recognize the excess of carrying value over the fair value of all interest rate caps. Excluding the cumulative effect of accounting change, net income was

$7,531, or $.43 per diluted share, for the twelve months ended December 31, 2001.

At December 31, 2001, $78,312 of identified loans were written down by $26,047 to the lower of cost or fair value prior to being reclassified from the loan portfolio into loans held for sale. During 2002, the Corporation sold approximately $25,162 of the loans held for sale and transferred $23,985 of performing loans back into the loan portfolio, as the Corporation no longer had the intent to sell these loans. Net activity on these loans totaled $441 in 2002. In addition, during 2002 the Corporation wrote down the held for sale portfolio by a total of $2,677. This writedown was necessitated due to the rapid deterioration of a significant commercial credit in the portfolio, lower realization on the loans sold and lower estimated realization on the remaining loans held for sale. The Corporation completed the loan sale during 2002.

The Corporation began a leverage program in 2000 in which medium and long-term mortgage-backed securities and agency and trust preferred securities were acquired with long-term Federal Home Loan Bank advances and long term national market repurchase agreements. During 2002, the Corporation announced that it was terminating the leverage program, reduced its dependency on non-core funding sources and began taking other steps to reduce its sensitivity to changes in interest rates. These steps included selling fixed-rate, longer-maturity, mortgage-backed securities and reinvesting the proceeds in shorter maturity securities with a more stable and predictable cash flow. Gains from securities sales were used to cover the costs associated with prepaying $90 million in long-term debt and expenses incurred from the loan sale. The Corporation expects to employ a disciplined, opportunistic approach to gradually reduce the remaining approximately $565 million in higher-rate, long-term debt, but recognizes the process may take several years in the current interest rate environment.

Management is continually evaluating the effectiveness of Integra Bank's retail distribution network. During 2002, Integra Bank opened one new branch, relocated two existing branches and closed three branches for a net reduction of two offices during the year. During 2003, Integra Bank intends to open a full service branch in Georgetown, Kentucky. In addition, Integra Bank may open, close, sell or consolidate other branches or open or close automatic teller machines ("ATMs") throughout 2003.

NET INTEREST INCOME

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income for the last two years are presented in the following schedule. The change in net interest income not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each. In addition to this schedule, at the end of Management's Discussion and Analysis, there is a three-year balance sheet analysis on an average basis and an analysis of net interest income.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

                                                        2002 Compared to 2001                         2001 Compared to 2000
                                                --------------------------------------       --------------------------------------
                                                     Change Due to                               Change Due to
Increase (decrease)                                   a Change in                                 a Change in
                                                -----------------------                      -----------------------
                                                                                Total                                       Total
Interest income                                  Volume          Rate           Change        Volume          Rate          Change
                                                --------       --------       --------       --------       --------       --------
   Loans                                        $(11,849)      $(21,422)      $(33,271)      $  6,362       $(11,727)      $ (5,365)
   Securities                                        811         (8,276)        (7,465)        21,212         (8,552)        12,660
   Loans held for sale                             1,535           (141)         1,394           (169)            85            (84)
   Other short-term investments                   (7,451)        (4,922)       (12,373)        12,573         (1,007)        11,566
                                                --------       --------       --------       --------       --------       --------

    Total interest income                        (16,954)       (34,761)       (51,715)        39,978        (21,201)        18,777

Interest expense

   Deposits                                      (10,772)       (26,255)       (37,027)        16,548         (3,796)        12,752
   Borrowings                                     (4,593)        (1,852)        (6,445)        20,539         (3,858)        16,681
                                                --------       --------       --------       --------       --------       --------

    Total interest expense                       (15,365)       (28,107)       (43,472)        37,087         (7,654)        29,433
                                                --------       --------       --------       --------       --------       --------

Net interest income                             $ (1,589)      $ (6,654)      $ (8,243)      $  2,891       $(13,547)      $(10,656)
                                                ========       ========       ========       ========       ========       ========

The following discussion of results of operations is on a federal-tax-equivalent basis. Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.

In 2002, net interest income was $78,479, $8,243 or 9.5% less than that earned in 2001. Earning assets averaged $2,665,192 in 2002 compared to $3,047,930 in 2001. Average interest-bearing liabilities were $2,446,184 and $2,808,705 in 2002 and 2001, respectively. The net interest margin for the twelve months ended December 31, 2002 was 2.94% compared to 2.85% for the same period one year ago. The lower net interest income in 2002 was the result of the 12.6% decline in average earning assets partially offset by the nine basis point improvement in net interest margin. Though the balance sheet remained asset sensitive in 2002, the margin improvement resulted from a higher proportion of higher spread loans and fewer time deposits in 2002 than 2001.

During 2002, the Federal Reserve lowered the targeted federal funds interest rates 50 basis points. The significant drop in rates over the past two years increased prepayments in both the mortgage-backed investment securities and fixed-rate loan portfolios, including a significant impact on residential mortgages. These funds were reinvested at lower rates.

In 2001, net interest income decreased $10,656 from 2000 to $86,722. The reduction in net interest income in 2001 was a result of a 130 basis point decline in net interest margin, partially offset by average earning asset growth of 29.6%.

Average earning assets decreased $382,738 during 2002 to $2,665,192. Average federal funds sold and other short-term investments decreased $265,225, and the average yield decreased 2.23% in 2002. Average loans held for sale increased $22,195, in 2002 due primarily to the loan sale. During 2002 average loans decreased $151,420, or 8.7%; average other earning assets decreased $265,543; and average investment securities increased $12,030, or 1.2%. The mix of earning assets shows average loans to average earning assets increased from 57.3% in 2001 to 59.9% in 2002 and average securities to average earning assets increased from 31.8% in 2001 to 36.9% in 2002.

Average loans decreased $151,420, or 8.7%, during 2002, compared to an increase of $73,018, or 4.4%, during 2001. The acquisitions of Webster Bancorp, Inc. in early 2001 and four branches from AmSouth in late 2000 increased average loans by $225,029 in 2001. The positive effects of these acquisitions were partially offset by the declining rate environment, which resulted in accelerated loan prepayments and refinancings. Loan income decreased 22.9% in 2002 as a result of a 130 basis point decline in loan yields accompanied with a decrease in average balances. The average yield on loans was 7.00% in 2002 versus 8.30% in 2001.

Average investment securities increased $12,030, or 1.2% in 2002. The yield on securities declined from 6.49% in 2001 to 5.64% in 2002. Security income decreased 12.0% in 2002 as a result of an 85 basis point decline in security yields partially offset by the increase in average balances.

Average interest-bearing deposit balances decreased by $280,133, or 14.8%, in 2002 while average non-interest-bearing deposits increased $15,736, or 8.2%. During the current low interest rate environment, customer preferences have shifted to shorter term, liquid deposit products and to deposit alternatives, including annuities. During 2002, average federal funds purchased and securities sold under agreements to repurchase decreased $54,328 and average other borrowings decreased $28,060. The decrease in borrowings was primarily due to the prepayment of long-term, higher rate debt.

NON-INTEREST INCOME

Non-interest income totaled $36,281 for the twelve months ended December 31, 2002 compared to $33,202 for 2001 and $20,131 for 2000. Included in the results for 2000 is a $1,808 gain on the sale of mortgage loan investor servicing. Excluding this gain and gains or losses on securities transactions, non-interest income totaled $27,183 in 2002, $24,990 in 2001 and $16,826 in 2000.
Non-interest income continues to be an increasingly significant portion of revenue for the Corporation and has grown to represent 25.7% of net federal-tax-equivalent revenues in 2002 as compared to 22.4% in 2001 and 14.7% in 2000, excluding gains and losses from the sale of securities and the mortgage servicing gain discussed above.

Service charges on deposit accounts increased $1,834, or 19.7%, in 2002. Growth in these fees resulted from higher activity fees, new fee sources, including a new overdraft protection product, the Integra Honors program, and improved efforts to collect a greater percentage of assessed fees. Service charge income totaled $11,135 in 2002, $9,301 in 2001, and $7,880 in 2000.

Other service charges and fees increased $733 from $4,403 in 2001 to $5,136 in 2002. Card-related fees totaled $3,934 in 2002 compared to $3,271 in 2001 and $2,442 in 2000 due to increased sales efforts of credit and debit cards and the increasing preference of these cards over checks.

Mortgage servicing income in 2002 was $1,087 compared to $877 in 2001 due to the demand for new and refinanced residential mortgages. The Corporation sold the majority of its current year's mortgage loan production to generate fee income and reduce interest rate exposure. The Corporation continues to service most of these loans. At December 31, 2002, the Corporation was servicing $198,570 of sold residential mortgage loans compared to $105,464 at December 31, 2001. Mortgage loan servicing revenues were lower in 2000 primarily as a result of the Corporation selling $189,000 of serviced mortgages during the first quarter of 2000.

Investment services commissions, which include brokerage and annuity commissions, totaled $1,115 in 2002 compared to $392 in 2001 and $122 in 2000. The Corporation continues to place greater emphasis on the sale of annuities, mutual funds and other non-traditional banking products.

Trust income for 2002 was $2,041, a decrease of $232, or 10.2%, compared to 2001. Total trust assets under management decreased $77 million, or 18.9%, from $408 million in 2001 to $331 million in 2002 primarily due to the overall decline in values of the financial assets during the past year. Trust income for 2001 was $2,273, a decrease of 6.7% from 2000 as trust assets under management decreased $46 million, or 10.1%, from $454 million in 2000.

Other non-interest income totaled $6,669 in 2002 compared to $7,744 in 2001 and $4,305 in 2000. Included in 2002 are $402 from the expiration of covered call option contracts and $97 from net securities trading account income, compared to $2,417 and $2,385, respectively in 2001. These revenue sources were related to the leverage program. Also included in other non-interest income in 2002 was $1,925 from bank-owned life insurance and $1,014 from gains on the sale of loans, versus $1,606 from bank-owned life insurance and $907 from the sale of loans and loan servicing, in 2001 and $1,808 and $1,700, respectively, in 2000.

Securities transactions resulted in gains of $9,098 in 2002, $8,212 in 2001, and $1,497 in 2000. The gains in 2002 were used to cover the costs associated with prepaying approximately $90 million in long-term debt and defray the 2002 loan sale expenses.

NON-INTEREST EXPENSE

Non-interest expense for 2002 totaled $82,877, an increase of $4,574 or 5.8% compared to the prior year. Excluding the expenses related to debt extinguishment and loans held for sale, non-interest expense was $74,262 for 2002, or 5.2% lower than 2001.

Salaries and employee benefits accounted for 46.8% of non-interest expense in 2002 compared to 48.8% in 2001 and 49.5% in 2000. Salaries and employee benefits totaled $38,825 in 2002 compared to $38,215 in 2001. The increase in 2002 was primarily due to initiating performance-based awards tied to sales of fee-based services and origination of loan and deposit products. Personnel expense increased $6,782 from $31,433 in 2000. A significant portion of the increase in 2001 was due to the acquisition of Webster Bancorp, Inc. and the four banking centers in Bowling Green and Franklin, Kentucky. Salary expense also increased due to staff additions from the opening of new branches, to provide new products and services to customers and to manage the Corporation's non-performing loan portfolio. Benefits expense increased in 2001 due to a $645 charge related to the curtailment of a defined benefit cash balance plan and benefits associated with the increased staff size. At December 31, 2002, the Corporation had 915 full time equivalent employees compared to 941 one-year prior and 801 in 2000.

Occupancy expense and equipment expense for 2002 were $5,586 and $4,474, respectively, compared to $4,994 and $5,049, respectively in 2001 and $3,635 and $4,342, respectively in 2000. The increases from 2000 were driven in large part by the acquisition or opening of nine offices in 2001. The Corporation was operating 74 offices at December 31, 2002 compared to 76 offices one-year prior and 69 in 2000. The Corporation anticipates that it will continue to look for opportunities to enhance its retail distribution network in the coming year.

Professional fees were $4,905 in 2002, a decrease of $685, or 12.3%, from 2001. Tax and accounting fees accounted for $491 of this decrease due to expenses in 2001 related to a tax strategy study. Professional fees were $5,590 in 2001, an increase of $1,121, or 25.1% from 2000.

Communication and transportation expenses remained relatively flat while processing expenses increased $1,479 in 2002 as the Corporation continues to invest in technology to provide additional services and products to its expanding customer base.

Marketing expense was $1,789 in 2002 compared to $2,115 in 2001 and $2,943 in 2000. Advertising expense was higher in 2000 due to increased marketing efforts related to loan and deposit promotions and corporate identity promotions related to the name change to Integra and banking centers acquired in 2000 and 2001 of the banking centers previously discussed.

During 2002, the Corporation restructured a portion of its balance sheet by selling certain mortgaged-backed investment securities, using the proceeds to retire repurchase agreements and reinvest in shorter maturity securities with more predictable cash flows. Most of the proceeds were used to prepay $90,000 of term repurchase agreements, at a net cost of $5,938.

The Corporation recorded expenses of $2,677 in 2002 related to the loan sale project. The writedown was precipitated primarily by the rapid deterioration in one commercial loan and lower than anticipated prices were realized on the remaining loans held for sale. The loan sale project was completed in 2002.

Amortization of intangible assets was $1,622 in 2002 compared to $5,299 and $3,441 in 2001 and 2000, respectively. The decrease in 2002, resulted from the Corporation adopting SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but rather are subject to testing for impairment. The Corporation completed this testing in 2002 and found no impairment. The purchase of Webster Bancorp, Inc. in January 2001 and the full year effect of the branch purchase completed in November 2000 account for the increase in 2001. During the fourth quarter of 2002, the Corporation adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, and, as required, reversed approximately $526 of pre-tax amortization expense incurred during the first nine months of 2002.

Other non-interest expenses were $8,191 in 2002, decreasing $1,409, or 14.7%, from the prior year. Pre-tax operating losses related to the Corporation's investment in low-income housing projects decreased $274 and expenses related to other real estate owned decreased $67 in 2002 compared to 2001. Training, travel, contributions and other losses also decreased by $840.

INCOME TAXES

The Corporation recognized an income tax expense of $3,778, or an effective tax rate of 16%, for the twelve months ended December 31, 2002 compared with a tax benefit of $1,629, or an effective tax rate of 28%, in 2001 and a tax expense of $13,920, or an effective tax rate of 31%, in 2000. The 2001 tax benefit was primarily the result of lower taxable income as a result of the additional provision for loan losses recorded in the fourth quarter. Income from tax-exempt or tax-preferred sources, including bank-owned life insurance, low income housing projects and dividends on tax-preferred securities, including municipals and tax preferred agencies, increased in 2002 compared to one year prior. Investments in bank-owned life insurance policies on certain officers generated $1,925 of income during 2002 compared to $1,606 in 2001. Dividend income on tax-preferred securities increased $63 during 2002 compared to 2001.

INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described:

                                                                                                        2002
                                                                               ----------------------------------------------------
                                                                               December      September          June          March
Three months ended                                                                   31             30            30             31
------------------                                                             --------        -------       -------       --------
Interest income                                                                $ 38,082        $39,681       $43,147       $ 43,721
Interest expense                                                                 20,636         22,165        23,266         24,719
                                                                               --------        -------       -------       --------
    Net interest income                                                          17,446         17,516        19,881         19,002
Provision for loan losses                                                         1,383            930           180            650
Non-interest income                                                               9,863         13,107         6,650          6,661
Non-interest expense                                                             21,572         23,942        18,644         18,719
                                                                               --------        -------       -------       --------
Income before income taxes and cumulative effect of
accounting change                                                                 4,354          5,751         7,707          6,294
Income taxes                                                                        385            836         1,570            987
                                                                               --------        -------       -------       --------
    Net income                                                                 $  3,969        $ 4,915       $ 6,137       $  5,307
                                                                               ========        =======       =======       ========

Earnings per share:
Basic                                                                          $   0.23        $  0.28       $  0.36       $   0.31
Diluted                                                                            0.23           0.28          0.36           0.31

Weighted average shares:
Basic                                                                            17,281         17,281        17,275         17,269
Diluted                                                                          17,281         17,295        17,298         17,275

                                                                                                        2001
                                                                               ----------------------------------------------------
                                                                               December      September          June          March
Three months ended                                                                   31             30            30             31
------------------                                                             --------        -------       -------       --------
Interest income                                                                $ 46,929        $52,955       $57,228       $ 59,227
Interest expense                                                                 28,322         33,245        35,644         37,048
                                                                               --------        -------       -------       --------
    Net interest income                                                          18,607         19,710        21,584         22,179
Provision for loan losses                                                        25,992          1,695         1,695          1,695
Non-interest income                                                               7,376          8,350         9,849          7,627
Non-interest expense                                                             22,720         18,970        18,433         18,180
                                                                               --------        -------       -------       --------
Income (loss) before income taxes and cumulative effect of
accounting change                                                               (22,729)         7,395        11,305          9,931
Income taxes (benefit)                                                           (9,612)         1,960         3,222          2,801
                                                                               --------        -------       -------       --------
Income (loss) before cumulative effect of accounting change                     (13,117)         5,435         8,083          7,130
Cumulative effect of accounting change, net of tax                                   --             --            --           (273)
                                                                               --------        -------       -------       --------
    Net income (loss)                                                          $(13,117)       $ 5,435       $ 8,083       $  6,857
                                                                               ========        =======       =======       ========

Earnings per share:
Basic:
    Income (loss) before cumulative effect of accounting change                $  (0.76)       $  0.31       $  0.46       $   0.42
    Cumulative effect of accounting change, net of tax                               --             --            --          (0.01)
                                                                               --------        -------       -------       --------
    Net income (loss)                                                          $  (0.76)       $  0.31       $  0.46       $   0.41
                                                                               ========        =======       =======       ========

Diluted:
    Income (loss) before cumulative effect of accounting change                $  (0.76)       $  0.31       $  0.46       $   0.42
    Cumulative effect of accounting change, net of tax                               --             --            --          (0.01)
                                                                               --------        -------       -------       --------
    Net income (loss)                                                          $  (0.76)       $  0.31       $  0.46       $   0.41
                                                                               ========        =======       =======       ========

Weighted average shares:
Basic                                                                            17,245         17,320        17,396         16,864
Diluted                                                                          17,254         17,360        17,415         16,894

The first three quarters of 2002 have been restated to reflect the adoption of SFAS No. 147. Pre-tax amortization expense of approximately $175 for each quarter has been reversed.

FINANCIAL CONDITION

Total assets at December 31, 2002, were $2,857,738, compared to $3,035,890 at December 31, 2001. Changes in the balance sheet mix from December 31, 2001 to December 31, 2002 were impacted by the selling of fixed-rate, longer-maturity, mortgage-backed securities. The proceeds were used to repay $90 million of long-term debt and remaining funds were reinvested in shorter duration, more predictable securities, completing the loan sale and commercial loan growth. Management believes these changes contributed to having a stronger balance sheet at year-end 2002.

SHORT-TERM INVESTMENTS

The Corporation maintained a short-term liquidity position in anticipation of a high concentration of time deposits maturing in the first half of 2002. Federal funds sold and other short-term investments totaled $488 at December 31, 2002 compared to $102, 918 one year prior.

SECURITIES PORTFOLIO

Total investment securities, which are all classified as available for sale, comprised 37.7% of earning assets at December 31, 2002 compared to 36.5% at December 31, 2001. They represent the second largest earning asset component after loans. Securities decreased $28,207 to $982,263 at December 31, 2002 from one-year prior. The portfolio has continued to shift toward investments in mortgage-backed securities, which generally have higher yields than comparable U.S. Government agencies. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates, which occurred in 2002. Mortgage-backed securities represented 71.2% of the investment portfolio at December 31, 2002 as compared to 65.1% and 59.1% at December 31, 2001 and 2000, respectively. Management repositioned a portion of the portfolio late in 2002 in order to reduce the exposure to unanticipated premium write-downs going forward. The Corporation's present investment strategy focuses on shorter duration securities with predictable cash flows in a variety of interest rate scenarios.

                                                                       December 31,
SECURITIES PORTFOLIO                                       -------------------------------------
(At Fair Value)                                              2002           2001           2000
---------------                                            --------      ----------     --------
    U.S. Government agencies                               $ 15,437      $  144,615     $226,231
    Mortgage-backed securities                              699,509         657,546      589,419
    State & political subdivisions                          147,214         147,444      134,836
    Other securities                                        120,103          60,865       47,008
                                                           --------      ----------     --------
       Total                                               $982,263      $1,010,470     $997,494
                                                           ========      ==========     ========

LOANS

Loans, net of unearned income at December 31, 2002 totaled $1,606,155 compared to $1,599,732 at year-end 2001, reflecting an increase of $6,423.

As of December 31, 2001, the Corporation identified $78,312 of performing and non-performing loans which it intended to sell. This portfolio consisted of $68,964 of commercial loans, $8,689 of residential mortgage loans and $659 of consumer loans. The loans identified for sale in 2001 were written down to fair value, resulting in charge-offs totaling $26,047, prior to being reclassified from the loan portfolio into loans held for sale. During 2002, the Corporation sold approximately $25,162 of the loans held for sale and transferred $23,985 of performing loans back into the loan portfolio, as the Corporation no longer had the intent to sell these loans. In addition, during the same period the Corporation wrote down the held for sale portfolio by a total of $2,677. This additional writedown was necessitated due to the rapid deterioration of a significant commercial credit in the portfolio, lower realization on the loans sold and lower estimated realization on the remaining loans held for sale. Net activity, including payments and disbursements, on these loans totaled $441 in 2002. The loan sale was completed in 2002.

LOAN PORTFOLIO AT YEAR END

                                                  2002              2001              2000             1999                1998
                                              -----------       -----------       -----------       -----------         ---------
Real estate loans                             $ 1,113,404       $ 1,118,607       $ 1,154,129       $ 1,115,569         $ 955,729
Commercial, industrial and
    agricultural loans                            310,740           326,420           353,318           355,485           415,579
Economic development loans and
    other obligations of state and
    political subdivisions                         18,104            19,980            25,120            22,331            19,780
Consumer loans                                    147,630           126,280           138,230           165,246           223,377
Direct lease financing                              1,649             2,346             8,932            11,598            12,988
Leveraged leases                                    5,717             5,658             5,554             5,382             5,102
Other loans                                         8,944               584             2,190            18,937             7,606
                                              -----------       -----------       -----------       -----------       -----------
    Total loans                                 1,606,188         1,599,875         1,687,473         1,694,548         1,640,161
Less: unearned income                                  33               143               143               544               629
                                              -----------       -----------       -----------       -----------       -----------
    Loans, net of unearned income             $ 1,606,155       $ 1,599,732       $ 1,687,330       $ 1,694,004       $ 1,639,532
                                              ===========       ===========       ===========       ===========       ===========

Different types of loans are subject to varying levels of risk. Management mitigates this risk through portfolio diversification as well as geographic diversification. The Corporation concentrates its lending activity in the geographic market areas that it serves, primarily Indiana, Illinois, Kentucky and Southwestern Ohio. The loan portfolio is diversified by type of loan and industry.

The Corporation lends to customers in various industries including manufacturing, agricultural, health and other related services, transportation, and mining. There is no concentration of loans in any single industry exceeding 10% of the portfolio nor does the portfolio contain any loans to finance speculative transactions, such as large, highly leveraged buyouts or loans to foreign countries.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2002
ON AGRICULTURAL, COMMERCIAL, AND TAX-EXEMPT LOANS

                                                                   After 1 Year
                                                 Within            But Within         Over
Rate sensitivities:                              1 Year            5 Years            5 Years             Total
-------------------                              ------            -------            -------             -----
    Fixed rate loans                            $ 10,514           $ 89,767           $ 20,680           $ 120,961
    Variable rate loans                          198,946              4,421                 --             203,367
                                                --------           --------           --------           ---------

       Subtotal                                 $209,460           $ 94,188           $ 20,680             324,328
                                                --------           --------           --------

       Percent of total                           64.58%             29.04%              6.38%

Nonaccrual loans                                                                                             4,516
                                                                                                         ---------

       Total loans                                                                                       $ 328,844
                                                                                                         =========

NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectibility of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower's financial position. Loans 90 days or more past-due are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms. A municipal bond with an approximate value of $3 million is in default. Management expects a full recovery to be realized after a rate issue is resolved by the courts.

NON-PERFORMING ASSETS AT YEAR END

                                                   2002              2001              2000              1999              1998
                                                 --------          --------          --------          --------          --------
Non-performing loans:(1)

      Nonaccrual                                 $ 20,010          $ 21,722          $ 33,079          $ 32,025           $ 9,782
      Restructured                                     --                --               160             1,275               374
      90 days past due                              2,367             2,500             3,760             1,629             1,610
                                                 --------          --------          --------          --------          --------

          Total non-performing loans               22,377            24,222            36,999            34,929            11,766

Defaulted municipal securities                      2,536                --                --                --                --
Other real estate owned                             2,286             2,866             1,522               936               715
                                                 --------          --------          --------          --------          --------

          Total non-performing assets            $ 27,199          $ 27,088          $ 38,521          $ 35,865          $ 12,481
                                                 ========          ========          ========          ========          ========

(1)   Includes non-performing loans classified as loans held for sale.

Nonaccrual, restructured and past due loans were 1.39% and 1.51% of loans, net of unearned income at the end of 2002 and 2001, respectively. The improvement in the non-performing loan to total loan ratio is due to the combination of aggressive management of non-performing loans and the effect of the loan sale. The interest recognized on nonaccrual loans was approximately $68, $132 and $133, in 2002, 2001 and 2000, respectively.

In addition to those loans classified as non-performing, the Corporation recognizes accruing potential problem loans of approximately $25,702, $41,261 and $74,025 as of December 31, 2002, 2001 and 2000, respectively. These potential problem loans have well defined weaknesses that are not believed to impair the ultimate collection of principal and interest.

CREDIT MANAGEMENT

The Corporation utilizes a centralized credit administration function and loan policies supervised by the Board of Directors. Board oversight of the lending function is the responsibility of the Board's Credit and Risk Management Committee, which meets monthly. The committee monitors credit quality through its review of information such as delinquencies, problem loans and charge-offs. The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment. In addition, the credit risk functions are monitored by Integra Bank credit review personnel, outsourced loan review, regulatory agencies and internal audit, for compliance as well as loan quality.

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

The adequacy of the allowance for loan losses is based on ongoing quarterly assessments of the probable losses inherent in the credit portfolios. The methodology for assessing the adequacy of the allowance establishes both an allocated and unallocated component. The allocated component of the allowance for commercial loans is based on a review of specific loans as well as delinquency and historic charge-offs for pools of non-reviewed loans. For consumer loans, the allocated component is based on loan payment status and historical loss rates.

A review of selected loans (based on loan type and size) is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with reviews by the credit review function and regulatory agencies. These reviews provide information which assist in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Loans are considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less estimated cost to liquidate.

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

The unallocated portion of the allowance is determined based on management's assessment of economic conditions and specific economic factors in the individual markets in which the Corporation operates. During 2002, the factors used to evaluate homogenous loans in accordance with the SFAS No. 5 Accounting for Contingencies were updated, resulting in improved allocation of specific reserves. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to an amount that is adequate to absorb estimated loan losses as determined by management's periodic evaluations of the loan portfolio. This evaluation by management is based upon consideration of actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations.

The adequacy of the allowance for loan losses is reviewed on a quarterly basis and presented to the Audit Committee of the Board of Directors for approval. The accounting policies related to the allowance for loan losses are significant policies that involve the use of estimates and a high degree of subjectivity. Management believes that they have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of credit risk after careful consideration of known relevant facts. In developing this assessment, management must rely on estimates and exercise judgement regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries or issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield different results, which may require an increase or decrease in the allowance for loan losses.

The provision for loan losses totaled $3,143 in 2002, a decrease of $27,934 from the $31,077 provided in 2001. At December 31, 2002, the allowance for loan losses as a percentage of loans was 1.53% as compared to 1.49% as of year-end 2001. During 2002, the Corporation's ratio of net charge-offs to average loans was 15 basis points compared to 60 basis points in 2001 (excluding the impact of the loan sale project). The allowance for loan losses to non-performing loans at December 31 was 110.08% in 2002 and 98.54% in 2001.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)

                                                                2002           2001           2000           1999           1998
                                                             ----------     ----------     ----------     ----------     ----------
Allowance for loan losses, January 1                         $   23,868     $   25,264     $   25,155     $   18,443     $   13,854
Allowance associated with purchase acquisitions                      --          4,018          1,103             --          1,086
Writedowns related to loans transferred
  to loans held for sale                                             --         26,047             --             --             --
Loans charged off:
  Commercial                                                      1,091          4,457          1,722          1,859            875
  Real estate mortgage                                            3,138          4,452          1,658          2,539            687
  Consumer                                                        1,480          2,934          3,065          3,256          3,411
  Direct lease financing                                             --            113             48             10             42
                                                             ----------     ----------     ----------     ----------     ----------
    Total                                                         5,709         11,956          6,493          7,664          5,015
Recoveries on charged off loans:
  Commercial                                                      1,157            270            242            534            307
  Real estate mortgage                                            1,472            371            235            251            541
  Consumer                                                          697            869            871          1,094            516
  Direct lease financing                                              4              2             13             --             11
                                                             ----------     ----------     ----------     ----------     ----------
    Total                                                         3,330          1,512          1,361          1,879          1,375
                                                             ----------     ----------     ----------     ----------     ----------
      Net charge-offs                                             2,379         10,444          5,132          5,785          3,640
Provision for loan losses                                         3,143         31,077          4,138         12,497          7,143
                                                             ----------     ----------     ----------     ----------     ----------
Allowance for loan losses, December 31                       $   24,632     $   23,868     $   25,264     $   25,155     $   18,443
                                                             ==========     ==========     ==========     ==========     ==========

Total loans at year-end, net of unearned income              $1,606,155     $1,599,732     $1,687,330     $1,694,004     $1,639,532
Average loans*                                                1,621,859      1,751,083      1,679,881      1,647,210      1,556,113
Total non-performing loans                                       22,377         24,222         36,999         34,929         11,766

Net charge-offs to average loans**                                 0.15%          2.08%          0.31%          0.35%          0.23%
Provision for loan losses to average loans                         0.19           1.77           0.25           0.76           0.46
Allowance for loan losses to loans                                 1.53           1.49           1.50           1.48           1.12
Allowance for loan losses to non-performing loans                110.08          98.54          68.28          72.02         156.75

 *    Includes loans classified as held for sale.

** 2001 includes writedowns related to loans transferred to loans held for sale. Excluding this amount, net charge-offs to average loans was 0.60%.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

                                           Allowance Applicable to                   Percent of Loans to Total Gross Loans
Loan Type                     2002       2001      2000        1999       1998     2002     2001     2000     1999     1998
---------                     ----       ----      ----        ----       ----     ----     ----     ----     ----     ----
Commercial                  $ 6,694    $ 6,845    $ 6,042    $ 7,252    $ 6,037     20%      21%      23%      22%      27%
Real estate mortgage         12,198      9,993      9,508      9,291      3,656     69%      70%      68%      66%      58%
Leases                          129        140      3,184      3,230         97      1%       1%       1%       1%       1%
Consumer                      3,046      2,405      2,690      3,217      5,461     10%       8%       8%      11%      14%
                            -------    -------    -------    -------    -------    ---      ---      ---      ---      ---

     Allocated               22,067     19,383     21,424     22,990     15,251    100%     100%     100%     100%     100%
                                                                                   ===      ===      ===      ===      ===

Unallocated                   2,565      4,485      3,840      2,165      3,192
                            -------    -------    -------    -------    -------

     Total                  $24,632    $23,868    $25,264    $25,155    $18,443
                            =======    =======    =======    =======    =======

DEPOSITS

Total deposits were $1,781,948 at December 31, 2002 compared to $1,928,412 at December 31, 2001. The declining rate environment shifted some depositors' preferences to short-term liquid deposit products or annuities as opposed to long-term time deposits. This migration was consistent with management's objective to reduce the Corporation's reliance on high-yield, single service time deposit customers. Total transaction accounts, including non-interest-bearing and interest-bearing demand deposits, increased $62,903 since year-end 2001. Money market accounts and savings deposits decreased by $66,606 during this same period. Time deposits greater than $100,000 have increased $6,305, while other time deposits decreased $149,066 since December 31, 2001.

The following table presents changes in average deposit balances and rates for the years 2000 through 2002.

AVERAGE DEPOSITS

                                                               2002                       2001                         2000
                                                       ------------------          -------------------          -------------------
                                                       Amount        Rate          Amount         Rate          Amount         Rate
                                                       ------        ----          ------         ----          ------         ----
Non-interest-bearing demand                         $  206,763         --        $  191,027         --        $  187,275         --
Money market accounts                                  193,403       2.31%          236,658       3.75%          141,964       5.04%
Interest-bearing demand                                388,445       0.94%          345,510       1.37%          273,771       1.73%
Savings                                                130,460       0.99%          122,710       1.52%          139,775       2.32%
Time deposits of $100,000 or more                      236,038       3.43%          367,233       5.78%          314,360       6.28%
Other time deposits                                    665,821       4.04%          823,192       5.44%          642,424       5.28%
                                                    ----------       ----        ----------       ----        ----------       ----
   Total average deposits                           $1,820,930       2.44%       $2,086,330       3.91%       $1,699,569       4.05%
                                                    ==========       ====        ==========       ====        ==========       ====

TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 2002

Maturing:
      3 months or less                             $ 126,219
      Over 3 to 6 months                              38,069
      Over 6 to 12 months                             24,130
      Over 12 months                                  50,825
                                                   ---------
          Total                                    $ 239,243
                                                   =========

BORROWINGS

Federal funds borrowed and securities sold under repurchase agreements totaled $161,784 at December 31, 2002, a decrease of $82,248 from year-end 2001. Federal funds purchased represent short-term borrowings from other financial institutions. Securities sold under agreements to repurchase are collateralized transactions acquired in national markets as well as from the Corporation's commercial customers as a part of a cash management service. Repurchase agreements generally provide the Corporation with a lower interest cost than similar sources of funds. The Corporation had repurchase agreements outstanding of $149,384 and $244,032 at December 31, 2002 and 2001, respectively. During 2002, the reliance on this funding source was decreased mainly due to the prepayment of the longer term national market repurchase agreements.

SHORT-TERM BORROWINGS AT DECEMBER 31,

                                                                 2002                 2001                 2000
                                                               --------             --------             --------
Federal funds purchased                                        $ 12,400             $     --             $  3,300
Securities sold under agreements to repurchase                  149,384              244,032              380,435
                                                               --------             --------             --------
      Total                                                    $161,784             $244,032             $383,735
                                                               ========             ========             ========

                                                                                 Securities
                                                                                 Sold Under
                                                             Federal             Agreements
                                                               Funds                     to
                                                           Purchased             Repurchase
                                                           ---------             ----------
2002
Average amount outstanding                                   $ 4,188              $ 225,609
Maximum amount at any month end                               14,700                262,933
Weighted average interest rate:
   During the year                                              1.89%                  3.61%
   End of year                                                  1.25%                  3.07%

2001
Average amount outstanding                                   $ 2,176              $ 281,949
Maximum amount at any month end                                6,250                350,678
Weighted average interest rate:
   During the year                                              4.27%                  4.44%
   End of year                                                   N/A                   3.75%

2000
Average amount outstanding                                  $ 14,402              $ 192,744
Maximum amount at any month end                               46,000                380,435
Weighted average interest rate:
   During the year                                              5.65%                  6.16%
   End of year                                                  6.00%                  6.69%

Other borrowings generally provide longer term funding and include advances from the Federal Home Loan Bank (FHLB) and term notes from other financial institutions. Other borrowings decreased $28,406 during 2002 to $536,042. Of this decrease, FHLB advances accounted for $13,132 and the Corporation's line of credit payoff accounted for $12,000.

TRUST PREFERRED SECURITIES

On July 16, 2001, the Corporation issued $18 million of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semiannually. The issue matures on July 25, 2031. Issuance costs of $581 were paid by the Corporation and are being amortized over the life of the securities. The Corporation has the right to call these securities at Par effective July 16, 2011.

On March 30, 1998, the Corporation issued through a subsidiary, Integra Capital Trust I, $34.5 million of 8.25% Cumulative Trust Preferred Securities which will mature on March 31, 2028. Issuance costs of $1,514 were paid by the Corporation and are being amortized over the life of the securities. The Corporation has the right to call these securities at Par effective March 30, 2003. Management anticipates that it is possible that some or all of these may be called in the future. For further discussion, see Note 15 to the consolidated financial statements.

CAPITAL RESOURCES

At December 31, 2002, shareholders' equity totaled $232,600, an increase of $11,503, or 5.2%, from 2001. In 2001, the Corporation issued $30,089 of equity related to the acquisition of Webster Bancorp, Inc. The amount of net earnings retained after the declaration of cash dividends was $4,076 for the year ended December 31, 2002 compared to ($9,055) in the prior year. The dividend payout ratio for 2002 was 79.66%, compared to 223.81% in 2001. During 2001 and 2000, the Corporation repurchased $4,306 and $41,897, respectively, or 175,500 shares and 1,693,773 shares, respectively, of its common stock. No repurchases were made in 2002. The average equity to average asset ratio was 7.92% and 7.39% for 2002 and 2001, respectively.

Though there were no material commitments for capital expenditures as of December 31, 2002, the possibility exists that capital expenditures may be incurred in 2003 to enhance our retail distribution network.

The Corporation and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2002, the Corporation and Integra Bank exceeded the regulatory minimums and Integra Bank met the regulatory definition of well capitalized.

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

For Integra Bank, the primary sources of short-term asset liquidity have been federal funds sold, commercial paper, interest-bearing deposits and U.S. Government and agency securities available for sale. In addition to these sources, short-term asset liquidity is provided by maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Corporation's asset/liability management program. When these sources are not adequate, the Corporation may use federal funds purchased, brokered deposits, repurchase agreements, securities sales and its line with the FHLB as alternative sources of liquidity. Additionally, the Corporation's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At December 31, 2002 and 2001, respectively, federal funds sold and other short-term investments were $488 and $102,918. Additionally, at December 31, 2002, the Corporation had $145,000 available from unused federal funds lines and in excess of $187,000 in unencumbered securities available for repurchase agreements.

Liquidity for the Corporation is provided by dividends from Integra Bank, cash balances, line of credit availability and access to the capital markets. Banking regulations impose restrictions on the ability of Integra Bank to pay dividends to the Corporation. The amount of dividends that could be paid is further restricted by management to maintain prudent capital levels. As of December 31, 2002, Integra Bank was unable to pay dividends to the Corporation without prior regulatory approval. During 2001, Integra Bank paid $46,000 in dividends to the Corporation. During 2002, Integra Bank paid no dividends to the Corporation.

The Corporation has a $7,500 unsecured line of credit with an unaffiliated commercial bank that may be used from time to time to supplement the Corporation's cash requirements. The line was not in use at December 31, 2002. At December 31, 2002, the Corporation was not in compliance with the return on assets debt covenant; however, the agreement for the line was amended subsequent to year-end and effective December 31, 2002 and the Corporation is in compliance with the financial covenants contained in the agreement as amended.

Liquidity for the Corporation is required to support operational expenses of the Corporation, pay taxes, meet the outstanding debt and trust preferred securities obligations of the Corporation, provide dividends to common shareholders and other general corporate purposes. Management believes that funds to fulfill these obligations for 2003 will be available from currently available cash and marketable securities, accessing the Corporation's line of credit, requesting prior regulatory approval for Integra Bank to pay dividends to the Corporation, or other sources that management expects to be available during the year. While management believes that maintaining the current dividend level is important to the Corporation's shareholders, the Board of Directors will determine on a quarterly basis whether to pay dividends and the amount of the dividend after taking into account the availability of funds, the results of current operations and prospects for future operations, and the need to maintain prudent capital levels at the Corporation and Integra Bank.

ACCOUNTING CHANGES

For information regarding accounting standards issued which will be adopted in future periods, refer to Note 1 to the Consolidated Financial Statements.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
For the Years Ended

December 31,                                                 2002                              2001
                                              -------------------------------    ------------------------------
                                              Average      Interest    Yield/    Average      Interest   Yield/
EARNING ASSETS:                               Balances      & Fees      Cost     Balances      & Fees     Cost
                                              --------     --------    ------    --------     --------   ------
Interest-bearing deposits in banks           $       63    $      1     1.59%   $      381    $     14     3.67%
Federal funds sold & other
   short-term investments                        60,859       1,171     1.92%      326,084      13,531     4.15%
Loans held for sale                              25,396       1,717     6.76%        3,201         323    10.09%
Securities:
   Taxable                                      825,453      44,388     5.38%      811,945      51,776     6.38%
   Tax-exempt                                   143,609      10,233     7.13%      144,393      10,310     7.14%

   Securities before fair value
    adjustment                                  969,062      54,621     5.64%      956,338      62,086     6.49%

   Fair value adjustment on
    securities available for sale                13,350                             14,044

    Total securities                            982,412                            970,382

Loans                                         1,596,462     111,755     7.00%    1,747,882     145,026     8.30%

    Total earning assets                      2,665,192    $169,265     6.35%    3,047,930    $220,980     7.25%
                                                           ========                           ========
Non-earning assets                              241,654                            218,392
                                             ----------                         ----------
TOTAL ASSETS                                 $2,906,846                         $3,266,322
                                             ==========                         ==========

INTEREST-BEARING LIABILITIES:

Deposits
   Savings and interest-bearing demand       $  518,905    $  4,953     0.95%   $  468,220    $  6,579     1.41%
   Money market accounts                        193,403       4,475     2.31%      236,658       8,883     3.75%
   Certificates of deposit and other time       901,859      34,976     3.88%    1,189,422      65,969     5.55%

    Total interest-bearing deposits           1,614,167      44,404     2.75%    1,894,300      81,431     4.30%

Federal funds purchased                           4,188          79     1.89%        2,176          93     4.27%
Repurchase agreements                           225,609       8,149     3.61%      281,949      12,530     4.44%
Other borrowings                                602,220      38,154     6.34%      630,280      40,204     6.38%

   Total interest-bearing liabilities         2,446,184    $ 90,786     3.71%    2,808,705    $134,258     4.78%
                                                           ========                           ========

Noninterest-bearing liabilities and
   shareholders' equity                         460,662                            457,617
                                             ----------                         ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                      $2,906,846                         $3,266,322
                                             ==========                         ==========

Interest income/earning assets                             $169,265     6.35%                 $220,980     7.25%
Interest expense/earning assets                              90,786     3.41%                  134,258     4.40%
                                                           --------     ----                  --------     ----
   Net interest income/earning assets                      $ 78,479     2.94%                 $ 86,722     2.85%
                                                           ========     ====                  ========     ====

December 31,                                                    2000
                                                ---------------------------------
                                                 Average      Interest     Yield/
EARNING ASSETS:                                 Balances       & Fees       Cost
                                                --------      --------     ------
Interest-bearing deposits in banks             $     1,522     $    136     8.94%
Federal funds sold & other
   short-term investments                           28,311        1,843     6.51%
Loans held for sale                                  5,017          407     8.11%
Securities:
   Taxable                                         492,288       36,793     7.47%
   Tax-exempt                                      151,491       12,633     8.34%

   Securities before fair value
    adjustment                                     643,779       49,426     7.68%

   Fair value adjustment on
    securities available for sale                   (1,452)

    Total securities                               642,327

Loans                                            1,674,864      150,391     8.98%

    Total earning assets                         2,352,041     $202,203     8.60%
                                                               ========
Non-earning assets                                 159,906
                                               -----------
TOTAL ASSETS                                   $ 2,511,947
                                               ===========

INTEREST-BEARING LIABILITIES:

Deposits
   Savings and interest-bearing demand         $   413,546     $  7,985     1.93%
   Money market accounts                           141,964        7,160     5.04%
   Certificates of deposit and other time          956,784       53,534     5.60%

    Total interest-bearing deposits              1,512,294       68,679     4.54%

Federal funds purchased                             14,402          813     5.65%
Repurchase agreements                              192,744       11,868     6.16%
Other borrowings                                   356,810       23,465     6.58%

   Total interest-bearing liabilities            2,076,250     $104,825     5.05%
                                                               ========

Noninterest-bearing liabilities and
   shareholders' equity                            435,697
                                               -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                        $ 2,511,947
                                               ===========

Interest income/earning assets                                 $202,203     8.60%
Interest expense/earning assets                                 104,825     4.45%
                                                               --------     ----
   Net interest income/earning assets                          $ 97,378     4.15%
                                                               ========     ====

Note: Income is on a federal-tax-equivalent basis using a 35% tax rate. Average loans include nonaccrual loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program for the Corporation, which was redesigned and implemented during the second quarter of 2002, is comprised of several components. The components include (1) Board of Directors' oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. It is the objective of the Corporation's interest rate risk management processes to manage the impact of interest rate volatility on bank earnings and capital.

At the Corporation, interest rate risk is managed through the Corporate Asset and Liability Committee (Corporate ALCO) with oversight through the ALCO Committee of the Board of Directors (Board ALCO). The Board ALCO meets monthly and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least monthly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The Corporation uses the following key methodologies to measure interest rate risk.

EARNINGS AT RISK ("EAR"). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Corporation uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 24-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At December 31, 2002, the Corporation would experience a negative 7.96% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Corporation would experience a positive 5.82% change in net interest income. Both simulation results are within the policy limits established by the Board ALCO. Prior to December 2002, the Corporation used the simulation model to calculate these changes assuming that rates and balance sheet composition remain unchanged. The changes in EAR using the unchanged rate and balance sheet composition assumptions produced risk measures that are materially the same as the risk measures produced by the current assumptions.

                                                 Estimated Change in EAR from the Flat Interest Rate Scenario
                                                 ------------------------------------------------------------
                                                 -200 basis points                          +200 basis points
                                                 -----------------                          -----------------
December 31, 2002                                           -7.96%                                      5.82%

September 30, 2002                                          -4.09%                                      2.30%

June 30, 2002                                               -5.21%                                      0.65%

March 31, 2002                                             -16.51%                                      4.27%

December 31, 2001                                          -22.60%                                      5.80%

ECONOMIC VALUE OF EQUITY ("EVE"). Management considers EVE to be its best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Corporation uses a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the EVE risk to changes in the slope of the yield curve. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the "Base" interest rate scenario.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the "Base" interest rate scenario is shocked up or down 200 basis points. The Corporation uses a graduated monitoring system in determining the appropriate course of action for a given level of risk.

Effective January 31, 2003, the Board of Directors updated and approved a policy that allows Corporate ALCO to manage EVE risk to a 200 basis point rate shock within a range of plus or minus 15%. The discretionary limit prior to January 31, 2003 had been 20%.

If EVE risk to a 200 basis point rate shock is greater than 15%, but less than 20%, management must present an explanation of reasons and causes of the variance and present alternative strategies or actions to reduce risk exposure to acceptable levels over time. If EVE risk to a 200 basis point rate shock is greater than 20%, management must bring Board ALCO recommendations on specific actions to reduce the risk exposure to below 20% by a specific date. The policy limit prior to January 31, 2003 had been 25%. Upon review and approval of Board ALCO the action plan is implemented. Subsequent risk measurement will assess the effectiveness of the action plan and report to Board and Corporate ALCO significant deviations in updated risk measures compared to the action plan's anticipated results.

At December 31, 2002, the Corporation would experience a negative 2.69% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Corporation would experience a negative 12.35% change in EVE. Both of these measures are within Board approved policy limits. The impact of a 200 basis point rate increase on EVE has been significantly decreased in 2002 largely due to the balance sheet restructuring activities during the year. Prior to December 2002, the Corporation used the simulation model to calculate these changes assuming that rates remain unchanged. For EVE calculations, future balance sheet composition is not a factor. The changes in EVE using unchanged rates and balance sheet composition assumptions produced risk measures that are materially the same as the risk measures produced by the current assumptions.

                                                 Estimated Change in EVE from the Flat Interest Rate Scenario
                                                 ------------------------------------------------------------
                                                 -200 basis points                          +200 basis points
                                                 -----------------                          -----------------
December 31, 2002                                           -2.69%                                    -12.35%

September 30, 2002                                          -9.44%                                    -13.76%

June 30, 2002                                              -11.40%                                    -23.48%

March 31, 2002                                             -11.30%                                    -23.89%

December 31, 2001                                          -19.90%                                    -10.20%

The assumptions in any of these simulation runs are inherently uncertain. Any simulation cannot precisely estimate net interest income or economic value of the assets and liabilities or predict the impact of higher or lower interest rates on net interest income or on the economic value of the assets and liabilities. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest-rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions and management strategies.

During the first quarter of 2003, the Corporation entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from fixed rate to variable rate. For purposes of the December 31, 2002 simulation modeling, the effect of the swap agreements was not included in the EAR and the EVE analysis. The impact of the swaps was estimated to reduce one year EAR to a 200 basis point rate increase by 2.3 percent. The swaps were estimated to increase EVE risk to a 200 basis point rate increase by 2.0 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Integra Bank Corporation

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Integra Bank Corporation ("Integra") and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Integra's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Integra adopted new accounting standards for goodwill and other intangibles.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
January 22, 2003

                    INTEGRA BANK CORPORATION and Subsidiaries
                  Consolidated Statements of Financial Position
                      (In Thousands, Except for Share Data)

                                                                           December 31,
                                                                      2002            2001
                                                                   -----------     -----------
ASSETS
Cash and due from banks                                            $    70,045     $    79,178
Federal funds sold and other short-term investments                        488         102,918
                                                                   -----------     -----------
    Total cash and cash equivalents                                     70,533         182,096
Loans held for sale (at lower of cost or fair value)                    13,767          58,571
Securities available for sale                                          982,263       1,010,470
Loans, net of unearned income                                        1,606,155       1,599,732
Less: Allowance for loan losses                                        (24,632)        (23,868)
                                                                   -----------     -----------
    Net loans                                                        1,581,523       1,575,864
Premises and equipment                                                  53,537          54,123
Goodwill                                                                44,159          44,047
Other intangible assets                                                 11,928          13,547
Other assets                                                           100,028          97,172
                                                                   -----------     -----------
TOTAL ASSETS                                                       $ 2,857,738     $ 3,035,890
                                                                   ===========     ===========

LIABILITIES
Deposits:
    Non-interest-bearing demand                                    $   213,405     $   220,447
    Interest-bearing:
       Savings, interest checking and money market accounts            722,486         719,147
       Time deposits of $100,000 or more                               239,243         232,938
       Other interest-bearing                                          606,814         755,880
                                                                   -----------     -----------
    Total deposits                                                   1,781,948       1,928,412
Federal funds borrowed and securities sold
    under repurchase agreements                                        161,784         244,032
Other borrowings                                                       536,042         564,448
Guaranteed preferred beneficial interests
    in the Corporation's subordinated debentures                        52,500          52,500
Other liabilities                                                       92,864          25,401
                                                                   -----------     -----------
    TOTAL LIABILITIES                                                2,625,138       2,814,793

Commitments and contingent liabilities (Note 20)                            --              --

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
    None outstanding
Common stock - $1.00 stated value:
    Shares authorized: 29,000,000
   SSharesooutstanding: 17,291,368 and 17,284,035, respectively         17,291          17,284
Capital surplus                                                        125,467         125,334
Retained earnings                                                       82,011          77,935
Unearned compensation                                                     (147)           (270)
Accumulated other comprehensive income                                   7,978             814
                                                                   -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY                                         232,600         221,097
                                                                   -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 2,857,738     $ 3,035,890
                                                                   ===========     ===========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                        Consolidated Statements of Income
                      (In Thousands, Except for Share Data)

                                                                               Year Ended December 31,
                                                                         ----------------------------------
                                                                            2002        2001          2000
                                                                         --------    ---------     --------
INTEREST INCOME
Interest and fees on loans:
      Taxable                                                            $110,042    $ 142,718     $148,175
      Tax-exempt                                                            1,257        1,656        1,278
Interest and dividends on securities:
      Taxable                                                              43,230       50,652       36,793
      Tax-exempt                                                            7,213        7,445        8,049
Interest on loans held for sale                                             1,717          323          407
Interest on federal funds sold and other short-term investments             1,172       13,545        1,979
                                                                         --------    ---------     --------
      Total interest income                                               164,631      216,339      196,681

INTEREST EXPENSE
Interest on deposits                                                       44,404       81,432       68,679
Interest on federal funds purchased and securities
  sold under repurchase agreements                                          8,228       12,624       12,681
Interest on other borrowings                                               38,154       40,203       23,465
                                                                         --------    ---------     --------
      Total interest expense                                               90,786      134,259      104,825

NET INTEREST INCOME                                                        73,845       82,080       91,856
Provision for loan losses                                                   3,143       31,077        4,138
                                                                         --------    ---------     --------
      Net interest income after provision for loan losses                  70,702       51,003       87,718
                                                                         --------    ---------     --------

NON-INTEREST INCOME
Service charges on deposit accounts                                        11,135        9,301        7,880
Other service charges and fees                                              5,136        4,403        3,640
Mortgage servicing income                                                   1,087          877          250
Investment services commissions                                             1,115          392          122
Trust income                                                                2,041        2,273        2,437
Securities gains                                                            9,098        8,212        1,497
Other                                                                       6,669        7,744        4,305
                                                                         --------    ---------     --------
      Total non-interest income                                            36,281       33,202       20,131

NON-INTEREST EXPENSE
Salaries and employee benefits                                             38,825       38,215       31,433
Occupancy                                                                   5,586        4,994        3,635
Equipment                                                                   4,474        5,049        4,342
Professional fees                                                           4,905        5,590        4,469
Communication and transportation                                            4,030        4,080        2,885
Processing                                                                  4,840        3,361        2,682
Marketing                                                                   1,789        2,115        2,943
Debt prepayment fees                                                        5,938           --           --
Loans held for sale expense                                                 2,677           --           --
Amortization of intangible assets                                           1,622        5,299        3,441
Other                                                                       8,191        9,600        7,608
                                                                         --------    ---------     --------
      Total non-interest expense                                           82,877       78,303       63,438
                                                                         --------    ---------     --------
Income before income taxes and cumulative effect of accounting change      24,106        5,902       44,411
Income taxes (benefit)                                                      3,778       (1,629)      13,920
                                                                         --------    ---------     --------
Income before cumulative effect of accounting change                       20,328        7,531       30,491
Cumulative effect of accounting change, net of tax                             --         (273)          --
                                                                         --------    ---------     --------
NET INCOME                                                               $ 20,328    $   7,258     $ 30,491
                                                                         ========    =========     ========

Consolidated Statements of Income are continued on the following page.

                    INTEGRA BANK CORPORATION and Subsidiaries
                  Consolidated Statements of Income (Continued)
                      (In Thousands, Except for Share Data)

                                                                                 Year Ended December 31,
                                                                      ------------------------------------------------
                                                                          2002              2001               2000
                                                                      -----------       -----------        -----------
Earnings per share:
      Basic:
           Income before cumulative effect of accounting change       $      1.18       $      0.43        $      1.77
           Cumulative effect of accounting change, net of tax                  --             (0.01)                --
                                                                      -----------       -----------        -----------
           Net Income                                                 $      1.18       $      0.42        $      1.77
                                                                      ===========       ===========        ===========

      Diluted:
           Income before cumulative effect of accounting change       $      1.18       $      0.43        $      1.77
           Cumulative effect of accounting change, net of tax                  --             (0.01)                --
                                                                      -----------       -----------        -----------
           Net Income                                                 $      1.18       $      0.42        $      1.77
                                                                      ===========       ===========        ===========

Weighted average shares outstanding:
      Basic                                                            17,276,304        17,199,568         17,233,413
      Diluted                                                          17,283,448        17,221,404         17,254,335

See Accompanying Notes to Consolidated Financial Statements

                    INTEGRA BANK CORPORATION and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                      (In Thousands, Except for Share Data)

                                                                             Year Ended December 31,
                                                                        ---------------------------------
                                                                          2002        2001         2000
                                                                        --------     -------     --------
Net income                                                              $ 20,328     $ 7,258     $ 30,491

Other comprehensive income, net of tax:
    Unrealized gain (loss) on securities:
       Unrealized gain arising in period                                  12,465       3,434        5,881
       Reclassification of realized amounts                               (5,411)     (4,884)        (890)
                                                                        --------     -------     --------
       Net unrealized gain (loss) on securities                            7,054      (1,450)       4,991

    Unrealized gain (loss) on hedged derivatives arising in period           110        (885)          --
                                                                        --------     -------     --------

Net unrealized gain (loss), recognized in other comprehensive income       7,164      (2,335)       4,991
                                                                        --------     -------     --------

Comprehensive income                                                    $ 27,492     $ 4,923     $ 35,482
                                                                        ========     =======     ========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
           Consolidated Statements of Changes In Shareholders' Equity
                      (In Thousands, Except for Share Data)



                                                     Common      Common       Capital     Retained
                                                     Shares       Stock       Surplus     Earnings
                                                 ----------    --------     ---------     --------
BALANCE AT DECEMBER 31, 1999                     17,518,117    $ 17,518     $ 138,893     $ 71,299

Net income                                               --          --            --       30,491
Cash dividend declared                                   --          --            --      (14,800)
Repurchase of outstanding shares                 (1,693,773)     (1,694)      (40,203)          --
Change in unrealized gain/loss on securities             --          --            --           --
Exercise of stock options                            56,655          57           807           --
Market value and shares issued adjustment                --          --            --           --
                                                 ----------    --------     ---------     --------

BALANCE AT DECEMBER 31, 2000                     15,880,999      15,881        99,497       86,990
                                                 ----------    --------     ---------     --------

Net income                                               --          --            --        7,258
Cash dividend declared                                   --          --            --      (16,313)
Repurchase of outstanding shares                   (175,500)       (176)       (4,130)          --
Change in unrealized gain/loss on:
    Securities                                           --          --            --           --
    Interest rate swaps                                  --          --            --           --
Exercise of stock options                            62,569          63         1,026           --
Issuance of stock for acquisition                 1,499,967       1,500        28,589           --
Grant of restricted stock                            16,000          16           352           --
Unearned compensation amortization                       --          --            --           --
                                                 ----------    --------     ---------     --------

BALANCE AT DECEMBER 31, 2001                     17,284,035      17,284       125,334       77,935
                                                 ----------    --------     ---------     --------

Net income                                               --          --            --       20,328
Cash dividend declared                                   --          --            --      (16,252)
Change in unrealized gain/loss on:
    Securities                                           --          --            --           --
    Interest rate swaps                                  --          --            --           --
Exercise of stock options                             7,333           7           133           --
Unearned compensation amortization                       --          --            --           --
                                                 ----------    --------     ---------     --------

BALANCE AT DECEMBER 31, 2002                     17,291,368    $ 17,291     $ 125,467     $ 82,011
                                                 ==========    ========     =========     ========

                                                                      Accumulated      Common
                                                                            Other       Stock
                                                       Unearned     Comprehensive       Owned
                                                   Compensation            Income     By ESOP
                                                   ------------     -------------    --------
BALANCE AT DECEMBER 31, 1999                           $     --          $(1,842)    $(2,780)

Net income                                                   --               --          --
Cash dividend declared                                       --               --          --
Repurchase of outstanding shares                             --               --          --
Change in unrealized gain/loss on securities                 --            4,991          --
Exercise of stock options                                    --               --          --
Market value and shares issued adjustment                    --               --       2,780
                                                       --------          -------     -------

BALANCE AT DECEMBER 31, 2000                                 --            3,149          --
                                                       --------          -------     -------

Net income                                                   --               --          --
Cash dividend declared                                       --               --          --
Repurchase of outstanding shares                             --               --          --
Change in unrealized gain/loss on:
    Securities                                               --           (1,450)         --
    Interest rate swaps                                      --             (885)         --
Exercise of stock options                                    --               --          --
Issuance of stock for acquisition                            --               --          --
Grant of restricted stock                                  (368)              --          --
Unearned compensation amortization                           98               --          --
                                                       --------          -------     -------

BALANCE AT DECEMBER 31, 2001                               (270)             814          --
                                                       --------          -------     -------

Net income                                                   --               --          --
Cash dividend declared                                       --               --          --
Change in unrealized gain/loss on:
    Securities                                               --            7,054          --
    Interest rate swaps                                      --              110          --
Exercise of stock options                                    --               --          --
Unearned compensation amortization                          123               --          --
                                                       --------          -------     -------

BALANCE AT DECEMBER 31, 2002                           $   (147)         $ 7,978     $    --
                                                       ========          =======     =======

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                              Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                    2002               2001                2000
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    20,328         $     7,258         $    30,491
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Federal Home Loan Bank stock dividends                                                (186)               (272)               (378)
 Amortization and depreciation                                                       15,258              15,476               6,417
 Employee benefit expenses                                                              123                  98                  --
 Provision for loan losses                                                            3,143              31,077               4,138
 Net securities gains                                                                (9,098)             (8,212)             (1,497)
 (Gain) loss on sale of premises and equipment                                         (156)                 48                (151)
 (Gain) loss on sale of other real estate owned                                         (65)                158                  82
 Loss on low-income housing investments                                                 653                 927                 691
 Increase (decrease) in deferred taxes                                               (9,081)             10,057                 371
 Decrease in loans held for sale                                                     20,373                  --                  --
 Debt prepayment fees                                                                 5,938                  --                  --
 Increase in other assets                                                            (3,230)            (29,322)            (24,594)
 Increase (decrease) in other liabilities                                            71,670             (19,998)              8,847
                                                                                -----------         -----------         -----------
    Net cash flows provided by operating activities                                 115,670               7,295              24,417
                                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                           405,015           1,020,133             169,215
Proceeds from sales of securities available for sale                                988,234           1,170,692             326,043
Purchase of securities available for sale                                        (1,351,661)         (2,103,148)         (1,149,235)
Decrease in loans made to customers                                                  13,269             154,759             103,130
Purchase of premises and equipment                                                   (4,118)             (3,498)             (8,244)
Proceeds from sale of premises and equipment                                            437                 275               4,105
Proceeds from sale of other real estate owned                                         2,661               1,818               1,851
Net cash and cash equivalents from acquisitions                                          --              25,115              41,405
                                                                                -----------         -----------         -----------
  Net cash flows provided by (used in) investing activities                          53,837             266,146            (511,730)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                (146,464)           (190,576)             11,631
Termination fee on interest rate swap                                                (1,904)                 --                  --
Net proceeds (payments) on short-term borrowings                                    (82,248)           (150,479)            293,746
Proceeds from other borrowings                                                           --              87,979             527,171
Repayment of other borrowings                                                       (34,344)            (57,169)           (125,038)
Dividends paid                                                                      (16,250)            (16,146)            (14,584)
Repurchase of common stock                                                               --              (4,306)            (41,897)
Proceeds from exercise of stock options                                                 140               1,089                 864
                                                                                -----------         -----------         -----------
  Net cash flows provided by (used in) financing activities                        (281,070)           (329,608)            651,893
                                                                                -----------         -----------         -----------
Net (decrease) increase in cash and cash equivalents                               (111,563)            (56,167)            164,580
                                                                                -----------         -----------         -----------
Cash and cash equivalents at beginning of year                                      182,096             238,263              73,683
                                                                                -----------         -----------         -----------
Cash and cash equivalents at end of year                                        $    70,533         $   182,096         $   238,263
                                                                                ===========         ===========         ===========

Consolidated Statements of Cash Flows are continued on the following page.

                    INTEGRA BANK CORPORATION and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                 (In Thousands)

                                                                                                   Year Ended December 31,
                                                                                            ---------------------------------------
                                                                                              2002           2001           2000
                                                                                            --------      ---------       ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
     Interest                                                                               $ 96,482      $ 135,309       $  98,600
     Income taxes                                                                                 37          7,228          13,695

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain)/loss on securities available for sale             $ 11,861      $  (2,438)      $   8,141
Change in deferred taxes attributable to securities available for sale                         4,807           (988)         (3,150)
Change in fair value of derivative hedging instruments                                        (1,488)            --              --
Other real estate acquired in settlement of loans                                              2,360          3,703           2,535
Loans transferred from held for sale to loan portfolio                                        23,985             --              --

Purchase of subsidiaries:
Assets acquired:
     Securities                                                                                           $  99,991       $      --
     Loans                                                                                                  159,948          98,150
     Premises and equipment                                                                                   5,814           3,397
     Other assets                                                                                            11,641          22,645
Liabilities assumed:
     Deposits                                                                                              (247,953)       (164,744)
     Short-term borrowings                                                                                  (10,776)             --
     Other borrowings                                                                                       (11,134)             --
     Other liabilities                                                                                       (2,557)             --
Shareholders' Equity                                                                                        (30,089)           (853)
                                                                                                          ---------       ---------
       Net cash and cash equivalents from acquisitions                                                    $  25,115       $  41,405
                                                                                                          =========       =========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (In Thousands, Except for Share Data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation (the "Corporation") is a bank holding company that is based in Evansville, Indiana. The Corporation's principal subsidiary is Integra Bank N.A., a national banking association ("Integra Bank"). The Corporation also owns a real estate property management company and has a controlling interest in Integra Capital Trust I and Integra Capital Trust II, its trust securities affiliates. At December 31, 2002, the Corporation had total consolidated assets of $2.9 billion. The Corporation provides services and assistance to its wholly owned subsidiaries and Integra Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Corporation receives income and/or dividends from Integra Bank, where most of the Corporation's activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Southwestern Ohio. These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services. Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes and complete personal and corporate trust services. Integra Bank also has a 29 percent ownership interest in Total Title Services, LLC, a provider of residential title insurance, which is accounted for under the equity method of accounting as an unconsolidated subsidiary.

Integra Bank's products and services are delivered through our customers' channel of preference. At December 31, 2002, Integra Bank served its customers through 74 banking centers and 128 automatic teller machines ("ATMs"). Integra Bank also serves its customers through its telephone banking, web banking, and offers a suite of Internet-based products and services that can be found at www.integrabank.com.

Integra Bank's wholly owned subsidiary, IBNK Leasing Corp. holds leases originated in years prior to 2000. In 2002, Integra Bank did not originate leases through this subsidiary.

Twenty-One Southeast Third Corporation ("TSTC") is the Corporation's real estate property management subsidiary. TSTC is the entity through which the Corporation constructed a nine-story addition to the main office of Integra Bank. Integra Bank and the Corporation occupy a majority of the building and the remaining space has been sold or leased as condominiums. TSTC serves in a property management capacity for this facility.

Integra Capital Trust I and Integra Capital Trust II are statutory business trusts created under the law of the State of Delaware. Additional detail is provided in Note 15 to the consolidated financial statements.

The Corporation has grown significantly through acquisition. Since 1987, the Corporation has acquired or merged with more than 30 bank holding companies, banks, savings associations or branches of banks or savings associations. The Corporation may acquire additional banking-related or financial service companies in the future.

During 2000, the Corporation completed the consolidation of its subsidiary banks into a single national bank charter. The Corporation is an Indiana corporation which was formed in 1985.

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

The consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States and conform to predominate practice within the banking industry.

The following is a description of the Corporation's significant accounting policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries: Integra Bank, Integra Capital Trust I, Integra Capital Trust II and Twenty-One Southeast Third Corporation. All significant intercompany transactions and balances have been eliminated. The Corporation and its subsidiaries utilize the accrual basis of accounting. Certain prior period amounts have been reclassified to conform with the 2002 financial reporting presentation.

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

CASH FLOWS

Cash and cash equivalents include cash on hand, amounts due from banks, commercial paper and federal funds sold which are readily convertible to known amounts of cash. Interest-bearing deposits in banks, regardless of maturity, are considered short-term investments.

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

Securities classified as available for sale are those debt and equity securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included as a component of net income. Security transactions are accounted for on a trade date basis.

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

Servicing rights resulting from loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment on an ongoing basis, based on fair value, with any impairment recognized through a valuation allowance. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. Costs of servicing loans are charged to expense as incurred. At December 31, 2002 and 2001, the Corporation had mortgage servicing rights assets of $1,440 and $726, respectively.

LOANS

Loans are stated at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of aggregate cost or fair value.

Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method which approximates the effective interest rate. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Management endeavors to recognize as quickly as possible situations where the borrower's repayment ability has become impaired or the collectability of interest is doubtful or involves more than the normal degree of risk. Generally, a loan is placed on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged-off. Real estate 1 - 4 family loans (both first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. The Corporation adheres to the standards for classification and treatment of open and closed-end credit extended to individuals for household, family and other personal expenditures, and includes consumer loans and credit cards, that are established by the Uniform Retail Classification and Account Management Policy (OCC Bulletin 2000-20). At the time a loan is placed in nonaccrual status, all unpaid accrued interest will be reversed. When doubt exists as to the collectability of the remaining book balance of a loan placed in nonaccrual status, any payments received will be applied to reduce principal to the extent necessary to eliminate such doubt. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest and principal.

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

A review of selected loans (based on loan type and size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with reviews by Integra Bank's credit review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards ("SFAS") No. 114 Accounting by Creditors for Impairment of a Loan. Loans are considered impaired when, based on current information and events, management considers it probable the Corporation will not be able to collect all amounts due. The allowance established for impaired loans is determined based on the fair value of the investment measured using either the present value of expected cash flows based on the initial effective interest rate on the loan or the fair value of the collateral if the loan is collateral dependent.

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

OTHER REAL ESTATE OWNED

Properties acquired through foreclosure and unused bank premises are initially recorded at fair value, reduced by estimated selling costs. The fair values of other real estate are typically determined based on appraisals by independent third parties. Write downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans. Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense. At December 31, 2002 and 2001, net other real estate owned was $2.3 million and $2.9 million, respectively.

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

Prior to December 31, 2001, the unamortized costs in excess of the fair value of acquired net tangible assets were included in goodwill and other intangibles. All intangible assets were amortized over the estimated period benefited, which ranged up to 25 years.

On January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard changed how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition .

SFAS No. 142 adopts a view of goodwill that bases the accounting for goodwill on the reporting units of the combined entity into which the acquired entity is integrated. The standard requires goodwill and other intangible assets that have indefinite lives to be tested at least annually for impairment rather than being amortized. Intangible assets that have finite useful lives continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. SFAS No. 142 provides specific guidance for testing goodwill for impairment and provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those assets from the scope of other impairment guidance.

Upon adoption of SFAS No. 142, the Corporation assessed both its goodwill and other intangible assets and determined that there was no impairment. Consequently, other intangible assets continued to be amortized in accordance with their previously established lives.

Intangible assets acquired through the purchase of branches were excluded from the scope of SFAS No. 142 resulting in the continued amortization of certain unidentified intangibles included in goodwill. In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends the accounting for acquisitions of branches qualifying as a business. Such acquisitions are now accounted for in accordance with SFAS No. 142. During the fourth quarter of 2002, the Corporation adopted this standard and, as required, reversed approximately $526 of pre-tax amortization expense incurred during the first nine months of 2002.

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

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are stratified based on guarantor, origination period, original maturity and interest rate. The servicing rights are carried at the lower of cost or market by strata. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Management evaluates the recoverability of the servicing rights in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure and delinquency experience.

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

Effective January, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. On the date the Corporation enters into a derivative contract, the Corporation designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded as a component of accumulated other comprehensive income within shareholders' equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income.

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

Cash Flow Hedges - The Corporation had previously entered into interest rate swaps to convert floating-rate liabilities to fixed rates. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded.

During 2001, the Corporation entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The Corporation terminated these agreements in 2002. The loss due to termination of $1,121, net of tax, was recorded as a component of accumulated other comprehensive income and is being amortized into earnings over the remaining term of the agreements.

Free-Standing Derivative Instruments - Derivative transactions that do not qualify for hedge accounting treatment under FAS 133 would be considered free-standing derivative instruments. Gains of losses from these instruments would be marked-to-market on a monthly basis and the impact recorded in net income. It is the Corporation's policy not to enter into free-standing derivative instruments without prior approval from the Board Asset-Liability Management Committee.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 142, Goodwill and Other Intangible Assets, was issued in June 2001 and requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but rather be subject to at least an annual test for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Effective January 1, 2002, the Corporation adopted SFAS No. 142. The Corporation has completed its initial assessment review and determined that there is no impairment of goodwill as of January 1, 2002. See additional disclosures regarding goodwill and other intangible assets in Note 10.

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

SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB No. 72 and 144 and FASB Interpretation No. 9. was issued in October 2002. SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72, Accounting for Certain Acquisition of Banking or Thrift Institutions, and FIN No. 9, Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Model. SFAS No. 147 requires that such acquisitions are accounted for in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship, borrower-relationship and credit cardholder intangible assets. SFAS No. 147 applies to relevant acquisitions on or after October 1, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS 148 provides alternative methods of transition for a change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also provides for disclosures in interim as well as compensation and the effect of the method used on reported net income. SFAS 148 is effective for fiscal years ended after December 15, 2002. It is the Corporation's intent to adopt SFAS 148 for the 2003 fiscal year. The Corporation is currently analyzing the impact of the adoption.

Stock options are accounted for following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

For the Year Ended December 31         2002             2001             2000
------------------------------       ----------       ----------      ----------
Net income:
    As reported                      $   20,328       $    7,258      $   30,491
    Proforma                             19,699            6,148          29,256

Earnings per share:
    Basic
       As reported                   $     1.18       $     0.42      $     1.77
       Proforma                            1.14             0.36            1.70
    Diluted
       As reported                   $     1.18       $     0.42      $     1.77
       Proforma                            1.14             0.36            1.70

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34, to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, FIN 45 requires that guarantors recognize a liability equal to the fair value of the guarantee upon issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued after December 31, 2002. Management is currently assessing the impact of FIN 45 and does not expect a material effect on the Corporation's consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("VIEs"). FIN 46 provides that business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interest. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. Management is currently assessing the impact of FIN 46 and does not expect a material effect on the Corporation's consolidated results of operations, financial position or cash flows.

NOTE 2. BUSINESS COMBINATIONS

On January 31, 2001, the Corporation issued 1,499,967 shares of common stock in exchange for all of the outstanding shares of Webster Bancorp, Inc., parent company for West Kentucky Bank, headquartered in Madisonville, Kentucky. At January 31, 2001, Webster Bancorp had total assets and shareholders' equity of $291,246 and $18,826, respectively. Goodwill and core deposit intangible assets of $6,994 and $2,213, respectively, were recorded in connection with this transaction. The core deposit intangible asset will be amortized over the period benefited and is up to 12.5 years. The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward.

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

The following provides a reconciliation of basic and diluted earnings per share:

For the Year Ended December 31,                            2002              2001               2000
-------------------------------                         -----------       -----------       -----------
Net income                                              $    20,328       $     7,258       $    30,491

      Weighted average shares outstanding - Basic        17,276,304        17,199,568        17,233,413
      Stock option adjustment                                 7,144            20,145            20,922
      Restricted stock adjustment                                --             1,691                --
                                                        -----------       -----------       -----------
      Average shares outstanding - Diluted               17,283,448        17,221,404        17,254,335
                                                        ===========       ===========       ===========

Earnings per share-Basic                                $      1.18       $      0.42       $      1.77
      Effect of stock options                                    --                --                --
                                                        -----------       -----------       -----------
Earnings per share - Diluted                            $      1.18       $      0.42       $      1.77
                                                        ===========       ===========       ===========

Options to purchase 667,315 and 559,292 shares were outstanding at December 31, 2002 and 2001, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 4. CASH AND DUE FROM BANKS

Aggregate cash and due from bank balances were maintained in satisfaction of the statutory reserve requirements of the Federal Reserve Bank of St. Louis of $5,070 and $0 as of December 31, 2002 and 2001, respectively.

NOTE 5. SECURITIES

Amortized cost and fair value of securities classified as available for sale are as follows:

                                                                      Gross          Gross
                                       Amortized     Unrealized    Unrealized        Fair
                                         Cost          Gains         Losses          Value
                                       ---------     ----------    ----------     ----------
December 31, 2002:
U.S. Government agencies              $   15,422       $    15       $   --       $   15,437
Mortgage-backed securities               692,525         7,032           48          699,509
States & political subdivisions          141,097         6,638          521          147,214
Other securities                         118,501         3,002        1,400          120,103
                                      ----------       -------       ------       ----------
    Total                             $  967,545       $16,687       $1,969       $  982,263
                                      ==========       =======       ======       ==========

December 31, 2001:
U.S. Government agencies              $  144,695       $ 1,018       $1,098       $  144,615
Mortgage-backed securities               657,025         6,596        6,075          657,546
States & political subdivisions          146,125         2,635        1,316          147,444
Other securities                          59,768         1,127           30           60,865
                                      ----------       -------       ------       ----------
    Total                             $1,007,613       $11,376       $8,519       $1,010,470
                                      ==========       =======       ======       ==========

The amortized cost and fair value of the securities as of December 31, 2002, by contractual maturity, except for mortgage-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                  Maturity          1 - 5 Years           5 - 10 Years         Over 10 Years
                                Under 1 Year          Maturity              Maturity              Maturity              Total
                              ---------------    -----------------    -------------------    ------------------    ----------------
                               Amount   Yield      Amount   Yield       Amount      Yield       Amount     Yield      Amount   Yield
                               ------   -----      ------   -----       ------      -----       ------     -----      ------   -----
U. S. Government agencies     $ 15,422   1.49%   $      --      --%   $      --        --%   $      --       --%   $  15,422   1.49%
Mortgage-backed securities      11,488   7.69%     515,890    3.78%      87,471      4.40%      77,676     5.04%     692,525   4.06%
States & subdivisions            9,568   4.88%      21,442    6.78%      33,133      6.92%      76,954     7.14%     141,097   6.88%
Other securities                 9,087   2.70%         500   12.00%      27,858      6.13%      81,056     6.21%     118,501   5.95%
                              --------   ----    ---------   -----    ---------      ----    ---------     ----    ---------   ----

Amortized Cost                $ 45,565   4.01%   $ 537,832    3.91%   $ 148,462      5.29%   $ 235,686     6.13%   $ 967,545   4.66%
                              ========   ====    =========   =====    =========      ====    =========     ====    =========   ====
Fair Value                    $ 46,036           $ 543,436            $ 151,104              $ 241,687             $ 982,263
                              ========           =========            =========              =========             =========

Note: The yield is calculated on a federal-tax-equivalent basis.

Securities gains and (losses) are summarized as follows:

                                              2002               2001            2000
                                            -------            -------          -------
Gross realized gains                        $ 9,196            $ 8,927          $ 2,103
Gross realized losses                           (98)              (715)            (606)
                                            -------            -------          -------
      Total                                 $ 9,098            $ 8,212          $ 1,497
                                            =======            =======          =======

At December 31, 2002 and 2001, the carrying value of securities pledged to secure public deposits, trust funds, repurchase agreements and FHLB advances was $539,775 and $591,383, respectively. Included in securities classified as available for sale is $32,763 and $34,691 of nonmarketable equity securities, primarily Federal Home Loan Bank and Federal Reserve Bank stock at December 31, 2002 and 2001, respectively.

During 2000, the Corporation securitized residential mortgage loans with a market value of $37,842, effectively transferring the underlying mortgages from loans to investment securities. The securities, guaranteed by the Federal Home Loan Mortgage Corporation, were carried at fair value as determined by market quotes. Key assumptions used in measuring the retained interests at the date of securitization, included prepayment speed of 11.70%, discount rate of 7.62% and weighted average life of 4.4 years. At December 31, 2000, the remaining interest in the securitized assets totaled $5,693. The remaining securities were sold during 2001.

NOTE 6. LOANS

A summary of loans as of December 31 follows:

                                                                         2002                          2001
                                                                      -----------                  -----------
Real estate loans                                                     $ 1,113,404                  $ 1,118,607
Commercial, industrial and agricultural loans                             310,740                      326,420
Economic development loans and other
    obligations of state and political subdivisions                        18,104                       19,980
Consumer loans                                                            147,630                      126,280
Direct lease financing                                                      1,649                        2,346
Leveraged leases                                                            5,717                        5,658
Other loans                                                                 8,944                          584
                                                                      -----------                  -----------
    Total loans                                                         1,606,188                    1,599,875
Less: unearned income                                                          33                          143
                                                                      -----------                  -----------
    Loans - net of unearned income                                    $ 1,606,155                  $ 1,599,732
                                                                      ===========                  ===========

A summary of non-performing loans, including those classified as loans held for sale, as of December 31 follows:

                                                                               2002         2001            2000
                                                                             -------       -------       --------
Nonaccrual                                                                   $20,010       $21,722       $ 33,079
Restructured                                                                      --            --            160
90 days past due                                                               2,367         2,500          3,760
                                                                             -------       -------       --------
Total non-performing loans                                                   $22,377       $24,222       $ 36,999
                                                                             =======       =======       ========


The following table presents data on impaired loans at December 31:

                                                                               2002          2001          2000
                                                                             -------       -------       --------
Impaired loans for which there is a related allowance for loan losses        $ 8,807       $ 3,033       $ 20,345
Impaired loans for which there is no related allowance for loan losses        13,079        13,323          3,263
                                                                             -------       -------       --------

    Total impaired loans                                                      21,886        16,356         23,608

Less: Government guaranteed portion of impaired loans                             --            --         (1,584)
                                                                             -------       -------       --------

    Net                                                                      $21,886       $16,356       $ 22,024
                                                                             =======       =======       ========
Allowance for loan losses for impaired loans
    included in the allowance for loan losses                                $ 4,186       $ 1,948       $ 10,213
Average recorded investment in impaired loans                                 20,855        16,410         26,076
Interest income recognized from impaired loans                                   436           651            254
Cash basis interest income recognized from impaired loans                        198           616            272

There are no unused commitments available on any impaired loans.

The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying Consolidated Statements of Financial Position. The amount of unpaid principal balances of these loans was $198,570, $105,464, and $44,693 as of December 31, 2002, 2001 and 2000, respectively. During the first quarter of 2000, the Corporation sold approximately $189,000 of serviced mortgages.

In the normal course of business, Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and the Corporation. The activity in these loans during 2002 is as follows:

Balance as of January 1, 2002                                              $ 15,300
New loans                                                                     2,936
Repayments                                                                   (2,242)
Director and officer changes                                                (13,233)
                                                                           --------

Balance as of December 31, 2002                                            $  2,761
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

The composition of the net investment in direct lease financing at December 31 is as follows:

                                                         2002            2001
                                                        -------        -------
Minimum lease payments receivable                       $   858        $ 1,303
Add estimated residual values of leased equipment         1,186          1,576
Add initial direct costs                                      3              5
Less: unearned lease income                                (398)          (538)
                                                        -------        -------

    Net investment in direct lease financing            $ 1,649        $ 2,346
                                                        =======        =======

At December 31, 2002, the minimum future lease payments due under the direct financing leases are as follows:

2003                                                                         $ 508
2004                                                                           174
2005                                                                           128
2006                                                                            48
2007                                                                            --
                                                                             -----

    Total minimum future lease payments                                      $ 858
                                                                             =====

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

                                                                              2002         2001
                                                                             ------       ------
Rentals receivable (net of principal and interest on nonrecourse debt)       $1,841       $1,841
Estimated residual value of leased assets                                     5,722        5,722
Less: unearned and deferred income                                            1,846        1,905
                                                                             ------       ------

Investment in leveraged leases                                                5,717        5,658
Less: deferred taxes arising from leveraged leases                            4,422        4,120
                                                                             ------       ------

Net investment in leveraged leases                                           $1,295       $1,538
                                                                             ======       ======

NOTE 8. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

                                                           2002            2001            2000
                                                         --------        --------        --------
Balance at beginning of year                             $ 23,868        $ 25,264        $ 25,155
Allowance associated with acquisitions                         --           4,018           1,103
Provision for loan losses                                   3,143          31,077           4,138
Loans charged to allowance                                 (5,709)        (11,956)         (6,493)
Writedowns from loans transferred to held for sale             --         (26,047)             --
Recoveries credited to allowance                            3,330           1,512           1,361
                                                         --------        --------        --------

    Balance at end of year                               $ 24,632        $ 23,868        $ 25,264
                                                         ========        ========        ========

NOTE 9.  PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

                                                          2002             2001
                                                         -------         -------
Land, buildings, and lease improvements                  $65,742         $63,708
Equipment                                                 30,104          30,757
Construction in progress                                   1,253           1,112
                                                         -------         -------

    Total cost                                            97,099          95,577

Less accumulated depreciation                             43,562          41,454
                                                         -------         -------
    Net premises and equipment                           $53,537         $54,123
                                                         =======         =======

Depreciation expense for 2002, 2001 and 2000 was $4,265, $4,428, and $3,689,
respectively.

NOTE 10.  INTANGIBLE ASSETS

Intangible assets at December 31, 2002 were:                      Gross                                    Net
                                                                 Carrying           Accumulated          Carrying
                                                                  Amount            Amortization          Amount
                                                                 --------           ------------         --------
Core deposits (Amortizing)                                       $ 17,080               (5,152)          $ 11,928
Goodwill (Non-amortizing)                                          44,159                   --             44,159
                                                                 --------             --------           --------
Total intangible assets                                          $ 61,239             $ (5,152)          $ 56,087
                                                                 ========             ========           ========

All of the intangible assets relate to the banking operating segment. Amortization expense for core deposit intangibles for 2002, 2001 and 2000 were $1,619, $1,605 and $682, respectively.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year ending December 31,
   2003                                                            $  1,619
   2004                                                               1,619
   2005                                                               1,612
   2006                                                                 933
   2007                                                                 933
   2008                                                                 933

The following table reflects our results adjusted as though we had adopted SFAS No. 142 on January 1, 2000:

                                                              Year ended
                                                             December 31,
                                                 2002             2001               2000
                                              ----------       ----------        ----------
Net income as reported                        $   20,328       $    7,258        $   30,491
Goodwill amortization                                 --            2,996             2,758
Tax effect                                            --             (148)             (148)
                                              ----------       ----------        ----------
Net income as adjusted                        $   20,328       $   10,106        $   33,101
                                              ==========       ==========        ==========
Net income per share, as reported:
     Basic                                    $     1.18       $     0.42        $     1.77
     Diluted                                        1.18             0.42              1.77

Net income per share, as adjusted:
     Basic                                    $     1.18       $     0.59        $     1.92
     Diluted                                        1.18             0.59              1.92

A summary of capitalized mortgage servicing rights ("MSRs") at December 31 follows:

                                                               2002           2001
                                                               ----           ----
Balance at beginning of year                                  $  726         $   --
MSRs capitalized                                               1,062            755
MSRs amortized                                                  (348)           (29)
                                                              ------         ------
Balance at end of year                                         1,440            726
                                                              ======         ======

NOTE 11. DEPOSITS

As of December 31, 2002, the scheduled maturities of time deposits are as follows:

Time Deposit Maturities

2003                                                                     $ 564,125
2004                                                                       122,630
2005                                                                        95,940
2006                                                                        18,672
2007 and thereafter                                                         44,690
                                                                         ---------

    Total                                                                $ 846,057
                                                                         =========

NOTE 12. INCOME TAXES

The components of income tax expense for the three years ended December 31 are as follows:

                                           2002          2001             2000
                                         -------        -------        --------
Federal:
    Current                              $(4,462)       $ 7,128        $ 11,861
    Deferred                               8,149         (8,791)             (6)
                                         -------        -------        --------

      Total                                3,687         (1,663)         11,855

State:
    Current                                 (841)         1,300           2,430
    Deferred                                 932         (1,266)           (365)
                                         -------        -------        --------

      Total                                   91             34           2,065
                                         -------        -------        --------

         Total income taxes              $ 3,778        $(1,629)       $ 13,920
                                         =======        =======        ========

The portion of the tax provision relating to realized securities gains and losses amounted to $3,687, $3,328, and $607 for 2002, 2001 and 2000,
respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

                                                            2002           2001           2000
                                                          -------        -------        --------
Federal income tax computed at the statutory rates        $ 8,437        $ 2,066        $ 15,544
Adjusted for effects of:
    Nontaxable municipal interest                          (3,007)        (3,247)         (2,817)
    Goodwill amortization                                      --          1,155             865
    Nondeductible expenses                                    424            561             540
    State income taxes, net of federal tax benefits            59             22           1,342
    Low Income Housing Credit                              (1,042)          (838)           (835)
    Cash surrender value of life insurance policies          (657)          (515)           (308)
    Dividend received deduction                              (532)          (776)           (236)
    Other differences                                          96            (57)           (175)
                                                          -------        -------        --------

      Total income taxes (benefit)                        $ 3,778        $(1,629)       $ 13,920
                                                          =======        =======        ========

The net deferred tax asset (liability) in the accompanying statements of financial position includes the following amounts of deferred tax assets and liabilities:

                                                                              December 31,
                                                                          2002            2001
                                                                        --------        --------
Deferred tax liability                                                  $(18,937)       $(15,011)
Deferred tax asset                                                        22,733          23,311
Valuation allowance for deferred tax assets                                 (330)           (330)
                                                                        --------        --------

    Net deferred tax asset (liability)                                  $  3,466        $  7,970
                                                                        ========        ========

The tax effects of principal temporary differences are shown in the following table:

                                                                               December 31,
                                                                           2002           2001
                                                                         --------        --------
Allowance for loan losses                                                $  9,386        $  9,042
Direct financing and leveraged leases                                       5,477           5,007
Premises and equipment                                                    (15,987)        (11,216)
Purchase accounting adjustments                                            (1,377)         (1,857)
Writedown on loans held for sale                                            4,806           9,262
Unrealized loss on hedging instruments                                       (248)           (603)
Unrealized gain on securities available for sale                            3,064          (1,158)
Other                                                                      (1,325)           (177)
                                                                         --------        --------

    Net temporary differences                                               3,796           8,300
                                                                         --------        --------

Valuation allowances                                                         (330)           (330)
                                                                         --------        --------

    Net deferred tax asset (liability)                                   $  3,466        $  7,970
                                                                         ========        ========

NOTE 13. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Information concerning short-term borrowings for the years ended December 31 was as follows:

                                                                        2002                  2001
                                                                      ---------             --------
Federal funds purchased:
Average amount outstanding                                            $   4,188             $  2,176
Maximum amount at any month-end                                          14,700                6,250
Weighted average interest rate:
    During year                                                           1.89%                4.27%
    End of year                                                           1.25%                  N/A

Securities sold under agreements to repurchase:
Average amount outstanding                                            $ 225,609             $281,949
Maximum amount at any month-end                                         262,933              350,678
Weighted average interest rate:
    During year                                                            3.61%                4.44%
    End of year                                                            3.07%                3.75%

Included in securities sold under repurchase agreements are $85,000 of national market repurchase agreements with original maturity dates greater than one year. During 2002, the Corporation terminated $90,000 in long-term repurchase agreements in advance of their scheduled maturity. The Corporation incurred an expense of $5,938 on the early termination.

The Corporation borrows these funds under a master repurchase agreement. The Corporation must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, the Corporation's repurchase agreement counterparty had an option to put the collateral back to the Corporation at the repurchase price on a specified date. The following table summarizes information on these national market repurchase agreements, including amount outstanding, maturity date, interest rate and the optional repurchase date:

  Amount       Maturity Date       Interest Rate       Repurchase Date
  ------       -------------       -------------       ---------------
$ 25,000         03/13/06              4.98%               03/12/03
  25,000         05/03/06              4.70%               05/03/03
  10,000         05/07/06              4.66%               05/07/03
  25,000         05/22/06              4.75%               05/22/03
--------                               ----
$ 85,000                               4.79%
========                               ====

The Corporation has negotiated the termination of the optional repurchase on three of the four outstanding transactions for approximately $8.

NOTE 14.  OTHER BORROWINGS

Other borrowings at December 31 consist of the following:

                                                                                    2002           2001
                                                                                  --------       --------
Parent Company:
    Unsecured line of credit,  variable rate adjusted for changes to
      LIBOR, due in 2002 (3.12% at December 31, 2001)                             $     --       $ 12,000

Subsidiaries:
    Federal Home Loan Bank advances, due at various dates through 2018,            517,519        530,652
      secured by mortgage-backed securities and mortgage loans
      (weighted average rates of 6.13% and 6.14% at December 31, 2002 and
      2001, respectively)

    Unsecured note payable, 8.10%, payable $83 plus interest monthly                 9,417         10,417
      through 2003 with a final balloon payment of $9,083

    Notes payable secured by equipment and an investment in a leveraged                 --          1,647
      lease, due at various dates through 2004, interest rates varying from
      5.97% to 8.16%

    Notes payable secured by equipment, 7.26%, due at various dates                  9,106          9,732
      through 2012
                                                                                  --------       --------
Total other borrowings                                                            $536,042       $564,448
                                                                                  ========       ========

At December 31, 2002, the Corporation had $145,000 available from unused federal funds purchased lines. In addition, the Corporation has an unsecured line of credit available which permits it to borrow up to $7,500 at variable rates adjusted with changes in LIBOR through August 29, 2003. At December 31, 2002, all $7,500 remained available for future use. In conjunction with the line of credit, at December 31, 2002, the Corporation was not in compliance with the return of assets debt covenant; however, the agreement was subsequently amended and effective dated December 31, 2002 resulting in the Corporation being in compliance with the amended debt covenants.

Aggregate maturities required on other borrowings at December 31, 2002 are due in future years as follows:

2003                                                                    $ 24,342
2004                                                                       4,698
2005                                                                     106,310
2006                                                                      57,944
2007                                                                     173,923
Thereafter                                                               168,825
                                                                        --------

    Total principal payments                                            $536,042
                                                                        ========

Included in Other Borrowings are $517,519 in advances from Federal Home Loan Banks ("FHLBs") to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. The Corporation must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At December 31, 2002, the Corporation had an adequate amount of mortgage-backed securities and mortgage loans pledged to satisfy the collateral requirements associated with these borrowings.

FEDERAL HOME LOAN BANK ADVANCES                             December 31, 2002
-------------------------------                             -----------------
Convertible advances                                            $ 427,000
Fixed maturity advances                                            55,000
Amortizing and other advances                                      35,519
                                                                ---------
  Total Federal Home Loan Bank advances                         $ 517,519
                                                                =========

An aggregate of $427,000 of these are advances that may be converted at the option of the FHLBs from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, the Corporation has the option to prepay such converted advances at par value. The following table summarizes key information relating to these advances, including amount outstanding, maturity date, interest rate and first conversion date:

  Amount     Maturity Date     Interest Rate      First Conversion Date
  ------     -------------     -------------      ---------------------
$  25,000      09/26/05            6.00%                 09/26/01
   25,000      10/05/05            5.95%                 10/05/01
   25,000      11/30/05            5.65%                 02/28/01
   25,000      03/01/06            6.28%                 09/04/01
   25,000      03/03/06            6.37%                 09/04/01
   30,000      03/29/06            6.44%                 10/01/01
   15,000      02/02/07            6.50%                 02/04/02
    5,000      02/14/07            6.60%                 02/14/02
   10,000      02/14/07            6.60%                 02/14/02
   10,000      02/14/07            6.60%                 02/14/02
   30,000      05/05/07            6.65%                 05/06/02
   25,000      05/14/07            6.65%                 11/14/01
   25,000      10/15/07            6.00%                 10/15/02
   25,000      10/29/07            5.85%                 10/28/02
   25,000      02/05/08            4.63%                 08/05/02
    2,000      02/25/08            5.60%                 02/25/03
   25,000      08/16/10            6.10%                 08/16/02
   25,000      08/23/10            6.10%                 08/21/02
   25,000      09/08/10            5.93%                 09/09/02
   25,000      10/27/10            5.98%                 10/27/01
   25,000      07/28/07            6.50%           No longer convertible
   30,000      05/01/09            6.63%           No longer convertible
---------                          ----
$ 482,000                          6.15%
=========                          ====

Advances totaling $55,000 were not converted following their only conversion date. These advances carry a weighted average fixed interest rate of 6.57% with final maturities ranging from 2007 through 2009.

NOTE 15. TRUST PREFERRED SECURITIES

On July 16, 2001, the Corporation issued $18 million of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semiannually. The issue matures on July 25, 2031. Issuance costs of $581 were paid by the Corporation and are being amortized over the life of the securities. The Corporation has the right to call these securities at Par effective July 16, 2011.

On March 30, 1998, the Corporation issued through a subsidiary, Integra Capital Trust I, $34.5 million of 8.25% Cumulative Trust Preferred Securities which will mature on March 31, 2028. Issuance costs of $1,514 were paid by the Corporation and are being amortized over the life of the securities. The Corporation has the right to call these securities at Par effective March 30, 2003.

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

NOTE 16. SHAREHOLDERS' EQUITY

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

The Corporation had a stock repurchase program to purchase up to 5% of the outstanding shares of the Corporation's common stock through July 18, 2002. The shares of common stock purchased will be used to fund future stock dividends, awards under stock-based compensation programs and other corporate uses. As of the expiration date of July 18, 2002, the Corporation had repurchased 166,070 shares pursuant to this program.

NOTE 17. CAPITAL RATIOS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2002, that the Corporation and Integra Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2002, the most recent notification from the federal and state regulatory agencies categorized Integra Bank as well capitalized. Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the categorization of Integra Bank.

The amounts of dividends which the Corporation's subsidiaries may pay is limited by applicable laws and regulations. For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years. As of December 31, 2002, Integra Bank is unable to pay dividends to the Corporation without prior regulatory approval.

The following table presents the actual capital amounts and ratios for the Corporation, on a consolidated basis, and Integra Bank:

                                                                                                                 Minimum
                                                                          Minimum Ratios For Capital         Capital Ratios
                                                         Actual               Adequacy Purposes:         To Be Well Capitalized
                                                  --------------------    --------------------------     ----------------------
                                                  Amount         Ratio        Amount       Ratio            Amount      Ratio
                                                  ------         -----        ------       -----            ------      -----
As of December 31, 2002:
   Total Capital (to Risk Weighted Assets)
    Consolidated                                $ 244,104        13.16%     $ 148,442      8.00%                N/A        N/A
    Integra Bank                                  231,158        12.52%       147,748      8.00%          $ 184,685     10.00%

   Tier I Capital (to Risk Weighted Assets)
    Consolidated                                $ 220,892        11.90%      $ 74,221      4.00%                N/A        N/A
    Integra Bank                                  208,053        11.27%        73,874      4.00%          $ 110,811      6.00%

   Tier I Capital (to Average Assets)
    Consolidated                                $ 220,892         7.94%     $ 111,290      4.00%                N/A        N/A
    Integra Bank                                  208,053         7.52%       110,716      4.00%          $ 138,395      5.00%

As of December 31, 2001:
   Total Capital (to Risk Weighted Assets)
    Consolidated                                $ 238,086        12.96%     $ 146,943      8.00%                N/A        N/A
    Integra Bank                                  206,382        11.32%       145,843      8.00%          $ 182,303     10.00%

   Tier I Capital (to Risk Weighted Assets)
    Consolidated                                $ 215,115        11.71%      $ 73,472      4.00%                N/A        N/A
    Integra Bank                                  183,581        10.07%        72,921      4.00%          $ 109,382      6.00%

   Tier I Capital (to Average Assets)
    Consolidated                                $ 215,115         6.98%     $ 123,354      4.00%                N/A        N/A
    Integra Bank                                  183,581         5.97%       123,023      4.00%          $ 153,778      5.00%

NOTE 18. STOCK OPTION PLAN

The Corporation's 1999 Stock Option and Incentive Plan currently reserves shares of common stock for issuance upon the exercise of options granted as incentive awards to directors and key employees of the Corporation. Awards may be incentive stock options or non-qualified stock options. All options granted under the plan or its predecessor (the "Plans") are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the fair value of the common stock on the date of grant. At December 31, 2002, there were 139,101 shares available for the granting of additional options.

In 1999, the Corporation also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of its new Chairman and CEO. Such options vest over a two-year period and must be exercised within ten years. At December 31, 2002, all 31,500 options remained outstanding.

A summary of the status of the options granted under the Plans by the Corporation, adjusted for all stock dividends, as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                                         2002                         2001                         2000
                                              -------------------------    --------------------------   --------------------------
                                                        Weighted Average             Weighted Average             Weighted Average
                                              Shares     Exercise Price    Shares     Exercise Price    Shares     Exercise Price
                                              ------    ----------------   ------    ----------------   ------    ----------------
Options outstanding, beginning of year        697,285      $     24.65     608,461      $     25.09     576,022     $     26.38
Options granted                               222,700            19.61     252,500            23.26     186,000           21.32
Options exercised                              (7,333)           19.11     (62,569)           17.41     (58,207)          15.49
Options forfeited                            (139,180)           27.52    (101,107)           28.40     (95,354)          31.37
                                             --------      -----------    --------      -----------     -------     -----------
Options outstanding, end of year              773,472      $     22.73     697,285      $     24.65     608,461     $     25.09
                                             ========      ===========    ========      ===========     =======     ===========

Options exercisable                           430,216                      330,250                      343,662
Weighted-average fair value of options
    granted during the year                           $4.70                        $7.33                       $11.33

All options granted prior to 1999 vest one year from the grant date. Subsequent grants, except the special grant noted above, vest one-third in each year following the date of the grant.

The following table summarizes information about options granted under the Plans that were outstanding at December 31, 2002.

                                                                     Weighted Average
      Range of                                  Weighted Average          Remaining                           Weighted Average
      Exercise                  Number             Exercise           Contractual Life         Number             Exercise
       Price                 Outstanding             Price                (in years)        Exercisable            Price
      --------               -----------        ----------------     -----------------      -----------       ----------------
 $  15.75 - 23.38               606,324             $ 21.08                   7.8              219,629             $ 21.20
    23.81 - 25.83               115,200               25.43                   6.9              107,033               25.49
    33.92 - 38.00                51,948               35.97                   5.3               51,948               35.97
                                -------             -------                   ---              -------             -------
                                773,472             $ 22.73                   7.5              378,610             $ 24.44
                                =======             =======                   ===              =======             =======

The fair value of the stock options granted under the Plans has been estimated using the Black-Scholes options pricing model with the following weighted average assumptions.

                                        2002            2001            2000
                                      --------        --------        --------
Number of options granted              222,700         252,500         186,000
Risk-free interest rate                   5.77%           5.67%           6.49%
Expected  life, in years                    10              10              10
Expected volatility                      34.06%          45.03%          51.05%
Expected dividend yield                   4.81%           4.04%           3.95%
Estimated fair value per option       $   4.70        $   7.33        $  11.33

NOTE 19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of financial instruments of the Corporation at December 31:

                                                                       2002                               2001
                                                           ---------------------------       ------------------------------
                                                            Carrying           Fair            Carrying            Fair
                                                             Amount            Value            Amount             Value
                                                           ----------       ----------       -----------        -----------
Financial Assets:
    Cash and short-term investments                        $   70,533       $   70,533       $   182,096        $   182,096
    Loans held for sale (at lower of cost or market)           13,767           13,767            58,571             58,571
    Securities available for sale                             982,263          982,263         1,010,470          1,010,470
    Loans-net of allowance                                  1,581,523        1,606,663         1,575,864          1,602,621
    Mortgage servicing rights                                   1,440            1,440               726                726

Financial Liabilities:
    Deposits                                               $1,781,948       $1,732,898       $ 1,928,412        $ 1,947,882
    Short-term borrowings                                     161,784          169,348           244,032            265,162
    Other borrowings                                          536,042          612,392           564,448            604,227
    Guaranteed preferred beneficial interests in
      the Corporation's subordinated debenture                 52,500           52,320            52,500             52,111

Financial Instruments:
    Interest rate swap agreements                          $       --       $       --       $    (1,488)       $    (1,488)

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

LOANS HELD FOR SALE

These instruments are carried in the consolidated statements of financial position at the lower of cost or fair value. The fair values are based on quoted market prices of similar instruments.

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

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are stratified based on guarantor, origination period, original maturity and interest rate. The servicing rights are carried at the lower of cost or market by strata. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Management evaluates the recoverability of the servicing rights in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure and delinquency experience.

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

NOTE 20. COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

The Corporation is committed under various operating leases for premises and equipment. Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year totaled $9,537 at December 31, 2002. Rental expense for operating leases totaled $1,610, $901, and $249 in 2002, 2001 and 2000, respectively.

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

The Corporation and Integra Bank evaluate each credit request of their customers in accordance with established lending policies. Based on these evaluations and the underlying policies, the amount of required collateral (if any) is established. Collateral held varies but may include negotiable instruments, accounts receivable, inventory, property, plant and equipment, income producing properties, residential real estate and vehicles. The Corporation's access to these collateral items is generally established through the maintenance of recorded liens or, in the case of negotiable instruments, possession.

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

The Corporation's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2002, follows:

                                      Variable Rate              Fixed Rate                   Total           on Fixed Rate
                                         Commitment              Commitment              Commitment             Commitments
                                      -------------              ----------              ----------           -------------
Commitments to extend credit              $ 265,660                $105,388                $371,048            1.96%-21.00%

Standby letters of credit                        --                      --                   8,159                 --

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

NOTE 21. INTEREST RATE CONTRACTS

The Corporation purchased interest rate caps in 2000 to limit its exposure to rising interest rate. The Corporation purchased long-term fixed rate securities, that would extend in duration in a rising rate environment, funded by long-term debt, that would contract in duration in a rising rate environment, as a means of increasing earnings and utilizing excess capital. The caps limited the Corporation's interest rate exposure to owning long-term, fixed rate assets which decrease in value in a rising rate environment. The caps had expired by December 31, 2002, but had a notional value of $125,000 at December 31, 2001. The caps were indexed to one-month LIBOR with contract strike rates of 7.00% and matured prior to 2003. The caps had no carrying values or related market values at both December 31, 2002 and December 31, 2001.

During 2001, the Corporation entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Corporation to pay a fixed rate of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR and expired on or prior to September 10, 2004. The Corporation terminated a $25,000 notional amount agreement in June 2002. The loss due to termination of $460, net of tax, is recorded as a component of accumulated other comprehensive income and will be amortized into earnings over the remaining term of the agreement. The remaining swap agreements were terminated in July 2002. The resulting losses totaling $661, net of tax, also remain as a component of accumulated other comprehensive income and are being amortized into earnings over the remaining term of the agreements.

During the second quarter of 2002, the Corporation purchased a $200,000 notional interest rate floor contract for $195. The interest rate floor was indexed to one-month LIBOR with a contract strike rate of 2.00% and had a termination date of May 17, 2004. This derivative transaction was accounted for as a free-standing derivative with cash flows and changes in market value recorded in current period earnings. The floor was terminated on October 25, 2002 with a market value of $920.

The Corporation is exposed to losses if a counterparty fails to make its payments under a contract in which the Corporation is in a receiving status. Although collateral or other security is not obtained, the Corporation minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligations under the agreements

NOTE 22. EMPLOYEE RETIREMENT PLANS

Through December 31, 2001 the Corporation maintained a noncontributory cash balance plan in which substantially all full-time employees were eligible to participate. Plan benefits, totalling approximately $2,926 were distributed to participants during 2002.

In establishing the amounts reflected in the financial statements, the following significant assumption rates were used:

                                                       2002                  2001                  2000
                                                       ----                  ----                  ----
Discount rate                                          5.12%                 5.78%                 6.15%
Increase in compensation rate                            N/A                 5.00%                 5.00%
Expected long-term rate of return                        N/A                   N/A                 6.50%

The following summary reflects the plan's funded status and the amounts reflected on the Corporation's financial statements.

Actuarial present values of benefit obligations at December 31 are:

                                                         2002             2001
                                                       -------          -------
Change in Fair Value of Plan Assets:
Balance at beginning of year                           $ 2,617          $ 2,548
Actual return on plan assets                               (49)              (1)
Employer contributions                                     358              525
Benefits paid                                           (2,926)            (455)
                                                       -------          -------

Balance at end of year                                      --            2,617
                                                       -------          -------

Change in Benefit Obligation:
Balance at beginning of year                             2,751            2,130
Service cost                                                --              980
Interest costs                                             141              108
Actuarial gains                                             34              (12)
Benefits paid                                           (2,926)            (455)
                                                       -------          -------

Balance at end of year                                      --            2,751
                                                       -------          -------

Funded status                                               --             (134)
Unrecognized net actuarial loss                             --                1
                                                       -------          -------

(Accrued) prepaid benefit cost                         $    --          $  (133)
                                                       =======          =======

Net periodic pension cost included the following components for the years ended December 31:

                                                         2002          2001          2000
                                                       -------       -------       -------
Service cost - benefits earned during the period       $    --       $   980       $   926
                                                       -------       -------       -------
Interest cost on projected benefit obligation              141           108            78
Return on assets                                            --            --          (190)
Net amortization and deferral                               --           645           239
Termination settlement gain                                 84            --            --
                                                       -------       -------       -------

    Net periodic pension cost                          $   225       $ 1,733       $ 1,053
                                                       =======       =======       =======

Substantially all employees are eligible to contribute a portion of their pretax salary to a defined contribution plan. The Corporation may make contributions to the plan in varying amounts depending on the level of employee contributions. The Corporation's expense related to this plan was $887, $842, and $599 for 2002, 2001, and 2000, respectively.

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

NOTE 23. SEGMENT INFORMATION

The Corporation operates only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and annuity products and services; complete personal and corporate trust services; credit cards; selected insurance products; and correspondent banking. Other includes the operating results of the Parent Company and its non-bank subsidiaries, including Integra Capital Trust I, Integra Capital Trust II and its property management company, Twenty-One Southeast Third Corporation.

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The Corporation evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. The following tables present selected segment information for Banking and other operating units.

For the Year Ended
December 31, 2002                               Banking          Other        Eliminations          Total
-----------------                             ----------       ---------      ------------       ----------
Interest income                               $  164,429       $   4,995        $  (4,793)       $  164,631
Interest expense                                  86,813           8,766           (4,793)           90,786
                                              ----------       ---------        ---------        ----------
Net interest income                               77,616          (3,771)              --            73,845
Provision for loan losses                          3,143              --               --             3,143
Other income                                      36,186          23,177          (23,082)           36,281
Other expense                                     82,287             650              (60)           82,877
                                              ----------       ---------        ---------        ----------
Earnings before income taxes and
 cumulative effect of accounting change       $   28,372       $  18,756        $ (23,022)       $   24,106
                                              ==========       =========        =========        ==========

Segment assets                                $2,849,139       $ 348,727        $(340,128)       $2,857,738
                                              ==========       =========        =========        ==========

For the Year Ended
December 31, 2001                               Banking          Other        Eliminations          Total
-----------------                             ----------       ---------      ------------       ----------
Interest income                               $  215,882       $   4,918        $  (4,461)       $  216,339
Interest expense                                 129,617           9,101           (4,459)          134,259
                                              ----------       ---------        ---------        ----------
Net interest income                               86,265          (4,183)              (2)           82,080
Provision for loan losses                         31,077              --               --            31,077
Other income                                      33,260          10,562          (10,620)           33,202
Other expense                                     77,453             909              (59)           78,303
                                              ----------       ---------        ---------        ----------
Earnings before income taxes and
 cumulative effect of accounting change       $   10,995       $   5,470        $ (10,563)       $    5,902
                                              ==========       =========        =========        ==========

Segment assets                                $3,015,239       $ 353,094        $(332,443)       $3,035,890
                                              ==========       =========        =========        ==========

For the Year Ended
December 31, 2000                               Banking          Other        Eliminations          Total
-----------------                             ----------       ---------      ------------       ----------
Interest income                               $  198,275       $   4,547        $  (6,141)       $  196,681
Interest expense                                 104,157           6,807           (6,139)          104,825
                                              ----------       ---------        ---------        ----------
Net interest income                               94,118          (2,260)              (2)           91,856
Provision for loan losses                          4,138              --               --             4,138
Other income                                      20,092          41,532          (41,493)           20,131
Other expense                                     62,135           9,980           (8,677)           63,438
                                              ----------       ---------        ---------        ----------
Earnings before income taxes                  $   47,937       $  29,292        $ (32,818)       $   44,411
                                              ==========       =========        =========        ==========

Segment assets                                $3,057,458       $ 312,619        $(301,259)       $3,068,818
                                              ==========       =========        =========        ==========

NOTE 24. FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent company only) follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION                  December 31,
                                                          2002             2001
                                                     ---------        ---------
ASSETS
Cash and cash equivalents                            $   5,057        $  38,269
Investment in subsidiaries                             275,404          244,592
Securities available for sale                            1,039            1,060
Other assets                                             9,844            8,280
                                                     ---------        ---------
TOTAL ASSETS                                         $ 291,344        $ 292,201
                                                     =========        =========

LIABILITIES
Other borrowings                                     $  54,124        $  66,124
Dividends payable                                        4,063            4,062
Other liabilities                                          557              918
                                                     ---------        ---------
    Total liabilities                                   58,744           71,104

SHAREHOLDERS' EQUITY
Common stock                                            17,291           17,284
Capital surplus                                        125,467          125,334
Retained earnings                                       82,011           77,935
Unearned compensation                                     (147)            (270)
Accumulated other comprehensive income                   7,978              814
                                                     ---------        ---------
    Total shareholders' equity                         232,600          221,097
                                                     ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 291,344        $ 292,201
                                                     =========        =========

CONDENSED STATEMENTS OF INCOME                                                Year Ended December 31,
                                                                       2002            2001            2000
                                                                     --------        --------        -------
Dividends from subsidiaries                                          $     --        $ 46,000        $23,300
Other income                                                              587             579          9,456
                                                                     --------        --------        -------
    Total income                                                          587          46,579         32,756
Interest expense                                                        4,050           4,711          2,976
Other expenses                                                            927           1,077         10,063
                                                                     --------        --------        -------
    Total expenses                                                      4,977           5,788         13,039
                                                                     --------        --------        -------
Income before income taxes and equity in
    undistributed earnings of subsidiaries                             (4,390)         40,791         19,717
Income tax benefit                                                      1,696           1,905          1,255
                                                                     --------        --------        -------
Income before equity in undistributed earnings of subsidiaries         (2,694)         42,696         20,972
Equity in undistributed earnings of subsidiaries                       23,022         (35,438)         9,519
                                                                     --------        --------        -------
Net income                                                           $ 20,328        $  7,258        $30,491
                                                                     ========        ========        =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                   ----------------------------------------
                                                                     2002            2001            2000
                                                                   --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 20,328        $  7,258        $ 30,491
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization and depreciation                                         80             265             588
   Employee benefit expenses                                            123              98              --
   Undistributed earnings of subsidiaries                           (23,022)         35,438          (9,519)
   Securities (gains) losses                                             --              --             (62)
   (Gain) loss on sale of premises and equipment                         --              --             (14)
   (Decrease) increase in deferred taxes                               (467)           (275)            195
   (Increase) decrease in other assets                               (1,881)            113           2,021
   (Decrease) increase in other liabilities                            (283)        (11,303)          9,570
                                                                   --------        --------        --------
      Net cash flows provided by operating activities                (5,122)         31,594          33,270
                                                                   --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities                                        20              --           1,741
Purchases of securities                                                  --              --          (1,020)
Purchase of property and equipment                                       --              --            (908)
Proceeds from sale of property and equipment                             --              71           2,150
Capital contributions (to) from subsidiaries                             --            (405)          1,000
                                                                   --------        --------        --------
   Net cash flows provided by (used in) investing activities             20            (334)          2,963
                                                                   --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                      (16,250)        (16,146)        (14,584)
Proceeds from other borrowings                                           --          28,557          12,000
Repayments of other borrowings                                      (12,000)        (10,000)             --
Repurchase of common stock                                               --          (4,306)        (41,897)
Proceeds from exercise of stock options                                 140           1,089             864
                                                                   --------        --------        --------
   Net cash flows used in financing activities                      (28,110)           (806)        (43,617)
                                                                   --------        --------        --------
Net increase (decrease) in cash and cash equivalents                (33,212)         30,454          (7,384)
                                                                   --------        --------        --------
Cash and cash equivalents at beginning of year                       38,269           7,815          15,199
                                                                   --------        --------        --------
Cash and cash equivalents at end of year                           $  5,057        $ 38,269        $  7,815
                                                                   ========        ========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the directors and nominees for director of the Corporation is incorporated herein by reference from the Corporation's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Corporation's last fiscal year. Information concerning the executive officers of the Corporation is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" in the Corporation's Proxy Statement for its 2003 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings "Voting Securities and Principal Shareholders" and "Proposal 2: Adoption of the Corporation's 2003 Stock Option and Incentive Plan - Equity Compensation Plan Information" in the Corporation's Proxy Statement for its 2003 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" in the Corporation's Proxy Statement for its 2003 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Corporation carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-4. Based upon that evaluation, the Corporation's management, including the chief executive officer and chief financial officer, concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date. There were no significant changes in the internal controls or other factors that could significantly affect the controls subsequent to the evaluation date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of Form 10-K

1.    Financial Statements

      Report of Independent Accountants
      Consolidated Statements of Financial Position at December 31, 2002 and 2001
      Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
      Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
      Notes to Consolidated Financial Statements

2.    Schedules

      No schedules are included because they are not applicable or the required information is shown in the financial statements or The notes thereto.

3.    Exhibits

      Exhibit Index is on page 68.

Reports on Form 8-K

      The Corporation filed no reports on Form 8-K during the last quarter of the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                 INTEGRA BANK CORPORATION


                 /s/ MICHAEL T. VEA                                  3/19/2003
                 ----------------------------------------------      -----------
                 Michael T. Vea                                      Date
                 Chairman of the Board, Chief Executive Officer
                 and President


                 /s/ CHARLES A. CASWELL                             3/19/2003
                 ----------------------------------------------     ------------
                 Charles A. Caswell                                 Date
                 Executive Vice President and
                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 /s/ SANDRA CLARK BERRY                             3/19/2003
                 ----------------------------------------------     ------------
                 Sandra Clark Berry                                 Date
                 Director

                 /s/ H. RAY HOOPS                                   3/19/2003
                 ----------------------------------------------     ------------
                 H. Ray Hoops                                       Date
                 Director

                 /s/ GEORGE D. MARTIN                               3/19/2003
                 ----------------------------------------------     ------------
                 George D. Martin                                   Date
                 Director

                 /s/ THOMAS W. MILLER                               3/19/2003
                 ----------------------------------------------     ------------
                 Thomas W. Miller                                   Date
                 Director

                 /s/ RONALD G. REHERMAN                             3/19/2003
                 ----------------------------------------------     ------------
                 Ronald G. Reherman                                 Date
                 Director

                 /s/ RICHARD M. STIVERS                             3/19/2003
                 ----------------------------------------------     ------------
                 Richard M. Stivers                                 Date
                 Director

                 /s/ ROBERT W. SWAN                                 3/19/2003
                 ----------------------------------------------     ------------
                 Robert W. Swan                                     Date
                 Director

                 /s/ ROBERT D. VANCE                                3/19/2003
                 ----------------------------------------------     ------------
                 Robert D. Vance                                    Date
                 Director

                 /s/ MICHAEL T. VEA                                 3/19/2003
                 ----------------------------------------------     ------------
                 Michael T. Vea                                     Date
                 Chairman, CEO, President and Director
                 (Principal Executive Officer)

                 /s/ WILLIAM E. VIETH                               3/19/2003
                 ----------------------------------------------     ------------
                 William E. Vieth                                   Date
                 Director

                 /s/ DANIEL T. WOLFE                                3/19/2003
                 ----------------------------------------------     ------------
                 Daniel T. Wolfe                                    Date
                 Director

CERTIFICATIONS

      I, Michael T. Vea, certify that:

            1. I have reviewed this annual report on Form 10-K of Integra Bank Corporation;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003               /s/ MICHAEL T. VEA
                                   ------------------
                                   Michael T. Vea, Chairman of the Board, Chief
                                   Executive Officer and President

CERTIFICATIONS

      I, Charles A. Caswell, certify that:

            1. I have reviewed this annual report on Form 10-K of Integra Bank Corporation;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003                /s/ CHARLES A. CASWELL
                                    ----------------------
                                    Charles A. Caswell, Executive Vice President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
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

3(b)              By-Laws(as amended through April 1, 2002)

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

10(a)*            Integra Bank Corporation Employees' 401(K) Plan (2000
                  Restatement)(incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K for the fiscal year ended December
                  31, 2001)

10(b)*            Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ending June 30, 1996)

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

10(e)* 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to Definitive Proxy Materials filed
                  April 24, 1999)

10(f)*            Contract of Employment dated August 23, 1999, between National
                  City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10(g)*            Amendment to Contract of Employment dated September 20, 2000 between Integra Bank Corporation and Michael T.
                  Vea (incorporated by reference to Exhibit 10(h) to Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2000)

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

10(j)* Termination Benefits Agreement dated December 31, 1999, between National City Bancshares, Inc. and D. Michael Kramer
                  (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10(k)*            Termination Benefits Agreement dated March 12, 2001, between
                  Integra Bank Corporation and Archie M. Brown, Jr.
                  (incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10(l)*            Termination Benefits Agreement dated March 19, 2001, between
                  Integra Bank Corporation and Martin M. Zorn (incorporated by reference to Exhibit 10(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10(m)             Termination Benefits Agreement dated October 29, 2002, between
                  Integra Bank Corporation and Charles A. Caswell

10(n)             Credit Agreement dated August 30, 2002 between Integra Bank
                  Corporation and The Northern Trust Company (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 2002)

10(o)             First Amendment to Credit Agreement dated as of December 31,
                  2002 between Integra Bank Corporation and The Northern Trust
                  Company

10(p)*            First Amendment to Integra Bank Corporation Employees' 401(K)
                  Plan dated March 7, 2001 (incorporated by reference to Exhibit
                  10(q) to Annual Report on Form 10-K for the fiscal year ended
                  December 31, 2001)

10(q)*            Second Amendment to Integra Bank Corporation Employees' 401(K)
                  Plan dated October 17, 2001 (incorporated by reference to
                  Exhibit 10(r) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10(r)*            Third Amendment to Integra Bank Corporation Employees' 401(K)
                  Plan dated January 30, 2002 (incorporated by reference to
                  Exhibit 10(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

21                Subsidiaries of the Registrant

23                Consent of PricewaterhouseCoopers LLP

99.1              Certification pursuant to 18 U.S.C. Section 1350 by the Chief
                  Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification pursuant to 18 U.S.C. Section 1350 by the Chief
                  Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.