Form 10-Q
period 2003-03-31
INTEGRA BANK CORP
filed 2003-05-13
CIK 764241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2003.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                        to                       .
                               ----------------------    ----------------------

Commission file number: 0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                          INDIANA                                             35-1632155
 (State or other jurisdiction of incorporation or organization)    (IRS Employee Identification No.)

          PO BOX 868, EVANSVILLE, INDIANA                                   47705-0868
      (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677



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

            CLASS                                     OUTSTANDING AT MAY 1, 2003
(Common stock, $1.00 Stated Value)                            17,291,368

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                                                   PAGE NO.
Item 1.  Unaudited Financial Statements

         Consolidated balance sheets-
         March 31, 2003, December 31, 2002, and March 31, 2002                                                       3

         Consolidated statements of income-
         Three months ended March 31, 2003 and 2002                                                                  4

         Consolidated statements of comprehensive income-
         Three months ended March 31, 2003 and 2002                                                                  6

         Consolidated statements of changes in shareholders equity-
         Three months ended March 31, 2003                                                                           7

         Consolidated statements of cash flow-
         Three months ended March 31, 2003 and 2002                                                                  8

         Notes to consolidated financial statements                                                                 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                        16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                 24

Item 4.  Controls and Procedures                                                                                    26

                                               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                          27

Item 2.  Changes In Securities and Use of Proceeds                                                                  27

Item 3.  Defaults Upon Senior Securities                                                                            27

Item 4.  Submissions of Matters to a Vote of Security Holders                                                       27

Item 5.  Other Information                                                                                          27

Item 6.  Exhibits and Reports on Form 8-K                                                                           27

Signatures                                                                                                          28

Certifications                                                                                                      29

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for per share data)

                                                                                  March 31,        December 31,        March 31,
                                                                                   2003              2002               2002
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $ 71,249          $ 70,045           $ 54,935
Federal funds sold and other short-term investments                                     39               488             45,374
--------------------------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                                71,288            70,533            100,309
Loans held for sale (at lower of cost or fair value)                                 3,465            13,767             32,734
Securities available for sale                                                    1,001,940           982,263          1,019,941
Loans, net of unearned income                                                    1,644,898         1,606,155          1,589,111
Less:  Allowance for loan losses                                                   (24,521)          (24,632)           (24,330)
--------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                   1,620,377         1,581,523          1,564,781
Premises and equipment                                                              53,103            53,537             53,971
Goodwill                                                                            44,159            44,159             44,159
Other intangibles                                                                   11,523            11,928             13,142
Other assets                                                                        95,815           100,028             94,173
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 2,901,670       $ 2,857,738        $ 2,923,210
================================================================================================================================

LIABILITIES
Deposits:
     Non-interest-bearing demand                                                 $ 215,603         $ 213,405          $ 204,056
     Interest-bearing:
         Savings, interest checking and money market accounts                      722,257           722,486            711,696
         Time deposits of $100,000 or more                                         263,385           239,243            222,278
         Other interest-bearing                                                    598,076           606,814            690,140
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                              1,799,321         1,781,948          1,828,170
Federal funds borrowed and securities sold
     under repurchase agreements                                                   266,871           161,784            239,920
Other borrowings                                                                   531,055           536,042            560,644
Guaranteed preferred beneficial interests
     in the Corporation's subordinated debentures                                   52,500            52,500             52,500
Other liabilities                                                                   16,746            92,864             20,199
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           2,666,493         2,625,138          2,701,433
--------------------------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Preferred stock - 1,000 shares authorized - None outstanding
Common stock - $1.00 stated value -29,000 shares authorized                         17,291            17,291             17,284
Capital surplus                                                                    125,467           125,467            125,334
Retained earnings                                                                   81,877            82,011             79,180
Unearned compensation                                                                 (117)             (147)              (240)
Accumulated other comprehensive income                                              10,659             7,978                219
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                    235,177           232,600            221,777
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 2,901,670       $ 2,857,738        $ 2,923,210
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)


                                                                              Three Months Ended
                                                                                   March 31,
----------------------------------------------------------------------------------------------------
                                                                              2003           2002
----------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                                $ 25,193       $ 28,482
     Tax-exempt                                                                  245            307
Interest and dividends on securities:
     Taxable                                                                   8,989         11,881
     Tax-exempt                                                                1,737          1,833
Interest on loans held for sale                                                  151            632
Interest on federal funds sold and other investments                              14            586
----------------------------------------------------------------------------------------------------
     Total interest income                                                    36,329         43,721

INTEREST EXPENSE
Interest on deposits                                                           8,407         12,898
Interest on federal funds purchased and securities sold
     under repurchase agreements                                               1,317          2,295
Interest on other borrowings                                                   9,115          9,526
----------------------------------------------------------------------------------------------------
     Total interest expense                                                   18,839         24,719

NET INTEREST INCOME                                                           17,490         19,002
Provision for loan losses                                                      1,235            650
----------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                      16,255         18,352
----------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service charges on deposit accounts                                            2,789          2,117
Other service charges and fees                                                 1,615          1,379
Mortgage servicing income                                                        453            248
Investment services income                                                       222            295
Trust income                                                                     506            523
Securities gains                                                                 325            378
Other                                                                          1,620          1,721
----------------------------------------------------------------------------------------------------
     Total non-interest income                                                 7,530          6,661

NON-INTEREST EXPENSE
Salaries and employee benefits                                                10,881          9,421
Occupancy                                                                      1,550          1,333
Equipment                                                                      1,108          1,089
Professional fees                                                              1,136            985
Communication and transportation                                               1,042          1,030
Processing                                                                     1,209          1,258
Marketing                                                                        344            454
Loans held for sale expense                                                        1            943
Amortization of intangible assets                                                405            407
Other                                                                          2,695          1,799
----------------------------------------------------------------------------------------------------
     Total non-interest expense                                               20,371         18,719
----------------------------------------------------------------------------------------------------
Income before income taxes                                                     3,414          6,294
Income (benefit) taxes                                                          (515)           987
----------------------------------------------------------------------------------------------------
NET INCOME                                                                   $ 3,929        $ 5,307
====================================================================================================

Unaudited Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)


                                                                             Three Months Ended
                                                                                  March 31,
----------------------------------------------------------------------------------------------------
                                                                              2003           2002
----------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                                    $ 0.23         $ 0.31
     Diluted                                                                    0.23           0.31

Weighted average shares outstanding:
     Basic                                                                    17,281         17,269
     Diluted                                                                  17,282         17,275


The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                                        Three Months Ended
                                                                                           March 31,
---------------------------------------------------------------------------------------------------------------
                                                                                        2003         2002
---------------------------------------------------------------------------------------------------------------
Net income                                                                               $ 3,929     $ 5,307

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in period                                             2,699        (737)
      Reclassification of realized amounts                                                  (193)       (225)
---------------------------------------------------------------------------------------------------------------
      Net unrealized gain (loss) on securities                                             2,506        (962)
---------------------------------------------------------------------------------------------------------------

    Unrealized gain on derivative hedging instruments arising in period                      175         367
---------------------------------------------------------------------------------------------------------------

Net unrealized gain (loss), recognized in other comprehensive income                       2,681        (595)
---------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                     $ 6,610     $ 4,712
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, Except for Share Data)

                                                                                                          Accumulated
                                                                                                                Other
                                               Common        Common    Capital  Retained     Unearned   Comprehensive
                                               Shares         Stock    Surplus  Earnings Compensation          Income       Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002               17,291,368        17,291    125,467    82,011         (147)          7,978     232,600
----------------------------------------------------------------------------------------------------------------------------------

Net income                                          -             -          -     3,929            -               -       3,929
Cash dividend declared ($0.235 per share)           -             -          -    (4,063)           -               -      (4,063)
Change in unrealized gain/loss on:
    Securities                                      -             -          -         -            -           2,506       2,506
    Interest rate swaps                             -             -          -         -            -             175         175
Unearned compensation amortization                  -             -          -         -           30               -          30
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2003                  17,291,368      $ 17,291   $125,467  $ 81,877       $ (117)       $ 10,659    $235,177
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)



                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2003            2002
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $ 3,929         $ 5,307
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
    Federal Home Loan Bank stock dividends                                                      -             (47)
    Amortization and depreciation                                                           3,203           4,069
     Employee benefit expenses                                                                 30              30
    Provision for loan losses                                                               1,235             650
    Net securities gains                                                                     (325)           (378)
    Gain on sale of premises and equipment                                                    (85)              -
    (Gain) loss on sale of other real estate owned                                            (26)             65
    Loss on low-income housing investments                                                    170             136
    Decrease in loans held for sale                                                        10,302               -
    Decrease in other assets                                                                3,110             918
    Decrease in other liabilities                                                         (77,372)         (2,501)
------------------------------------------------------------------------------------------------------------------
    Net cash flows provided by (used in) operating activities                             (55,829)          8,249
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                                  45,762          92,149
Proceeds from sales of securities available for sale                                       52,295         196,074
Purchase of securities available for sale                                                (114,388)       (301,202)
(Increase) decrease in loans made to customers                                            (40,163)         35,597
Purchase of premises and equipment                                                           (712)           (941)
Proceeds from sale of premises and equipment                                                  152               -
Proceeds from sale of other real estate owned                                                 228             507
------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                               (56,826)         22,184
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                        17,373        (100,242)
Net payments in federal funds purchased and securities sold                               105,087          (4,112)
       under repurchase agreement
Proceeds from other borrowings                                                              6,000               -
Repayment of other borrowings                                                             (10,987)         (3,804)
Dividends paid                                                                             (4,063)         (4,062)
------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities                               113,410        (112,220)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          755         (81,787)
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                           70,533         182,096
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 71,288       $ 100,309
==================================================================================================================


Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)


                                                                                           Three Months Ended
                                                                                         March 31,      March 31,
                                                                                           2003           2002
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain)/loss on securities available for sale           $ 4,216        $ (1,617)
Change in deferred taxes attributable to securities available for sale                      1,708             405
Change in fair value of derivative instruments                                                  -            (617)
Other real estate acquired in settlement of loans                                              74             672


The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Corporation"). At March 31, 2003, the Corporation's subsidiaries consisted of Integra Bank N.A. (the "Bank"), a property management company, and two Delaware statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 2002 included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also provides for disclosures in interim financial statements as well as compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Corporation is currently analyzing the impact of the adoption.

Stock options are accounted for following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs been determined based on fair values of awards on the grant date (the method described in SFAS No. 123) reported net income and earnings per common share would have been reduced to the pro forma amounts shown below.

For the Quarter Ended March 31,                                               2003             2002
------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                              $ 3,929          $ 5,307
    Pro forma                                                                  3,889            4,746

Earnings per share:
    Basic
         As reported                                                          $ 0.23           $ 0.31
         Pro forma                                                              0.23             0.27
    Diluted
         As reported                                                          $ 0.23           $ 0.31
         Pro forma                                                              0.23             0.27

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities ("VIEs"). FIN 46 provides that business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interest. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and

Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. Management is currently assessing the impact of FIN 46 and does not expect a material effect on the Corporation's consolidated results of operations, financial position or cash flows.

NOTE 2.  EARNINGS PER SHARE

The calculation of earnings per share for the three months ended March 31, 2003 and 2002 is summarized as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                   2003         2002
-----------------------------------------------------------------------------------------
Net income                                                          $ 3,929      $ 5,307
=========================================================================================

  Weighted average shares outstanding - Basic                        17,281       17,269
  Stock option adjustment                                                 1            6
-----------------------------------------------------------------------------------------
  Average shares outstanding - Diluted                               17,282       17,275
=========================================================================================

Earnings per share-Basic                                            $  0.23      $  0.31
  Effect of stock options                                                 -            -
-----------------------------------------------------------------------------------------
Earnings per share-Diluted                                          $  0.23      $  0.31
=========================================================================================


NOTE 3. SECURITIES

Amortized cost and fair value of securities classified as available for sale as of March 31, 2003 and 2002 are as follows:

                                                                    Gross         Gross
                                                   Amortized     Unrealized     Unrealized       Fair
                                                      Cost          Gains         Losses         Value
-----------------------------------------------------------------------------------------------------------
March 31, 2003
U.S. Government agencies                               $ 15,000       $   129           $  -    $   15,129
Mortgage-backed securities                              305,316         5,410            110       310,616
Collateralized mortgage obligations                     423,528         2,941              -       426,469
States & political subdivisions                         137,253         6,966            642       143,577
Federal Reserve stock                                     4,905             -              -         4,905
Federal Home Loan Bank stock                             27,858             -              -        27,858
Other securities                                         69,147         4,377            138        73,386
-----------------------------------------------------------------------------------------------------------
    Total                                              $983,007       $19,823           $890    $1,001,940
===========================================================================================================


                                                                    Gross         Gross
                                                   Amortized     Unrealized     Unrealized       Fair
                                                      Cost          Gains         Losses         Value
-----------------------------------------------------------------------------------------------------------
March 31, 2002
U.S. Government agencies                             $   80,376       $     -         $1,321    $   79,055
Mortgage-backed securities                              670,075         5,809          6,306       669,578
Collateralized mortgage obligations                       2,592             3             79         2,516
States & political subdivisions                         144,836         2,955          1,145       146,646
Federal Reserve stock                                     4,905             -              -         4,905
Federal Home Loan Bank stock                             29,812             -              -        29,812
Other securities                                         86,105         1,540            216        87,429
-----------------------------------------------------------------------------------------------------------
    Total                                            $1,018,701       $10,307         $9,067    $1,019,941
===========================================================================================================

The amortized cost and fair value of the securities as of March 31, 2003, by contractual maturity, except for mortgaged-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:
                                Maturity            1 - 5 Years          5 - 10 Years        Over 10 Years
                              Under 1 Year           Maturity             Maturity             Maturity                Total
                           ------------------ --------------------------------------------------------------------------------------
                            Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield       Amount     Yield
------------------------------------------------------------------------------------------------------------------------------------
U. S. Government agencies   $      -      -%     $ 15,000    3.05%    $      -       -%    $      -       -%    $   15,000    3.05%
Mortgage-backed securities    13,973   7.60%      240,772    4.73%      43,468    4.83%       7,103    5.02%       305,316    4.88%
Collateralized mortgage
    obligations                    -      -%      384,718    3.84%      38,810    3.87%           -       -%       423,528    3.84%
States & subdivisions          9,080   4.59%       22,919    6.77%      33,720    6.75%      71,534    7.15%       137,253    6.82%
Federal Reserve stock              -      -%            -       -%           -       -%       4,905    6.00%         4,905    6.00%
Federal Home Loan
    Bank stock                     -      -%            -       -%           -       -%      27,858    5.65%        27,858    5.65%
Other securities                   -      -%          500   12.00%           -       -%      68,647    6.72%        69,147    6.76%
------------------------------------------------------------------------------------------------------------------------------------

Amortized Cost              $ 23,053   6.41%     $663,909    4.25%    $115,998    5.07%    $180,047    6.64%    $  983,007    4.84%
====================================================================================================================================
Fair Value                  $ 23,581             $671,766             $118,469             $188,124             $1,001,940
====================================================================================================================================
Note:  The yield is calculated on a fully-tax-equivalent basis.


At March 31, 2003 and December 31, 2002, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $617,429 and $539,775, respectively.

NOTE 4. INTANGIBLE ASSETS


Intangible assets at March 31, 2003 were:            Gross                                Net
                                                   Carrying         Accumulated        Carrying
                                                    Amount         Amortization         Amount
                                                 --------------------------------------------------
Core deposits (Amortizing)                            $ 17,080          $ (5,557)         $ 11,523
Goodwill (Non-amortizing)                               44,159                 -            44,159
                                                 --------------------------------------------------
Total intangible assets                               $ 61,239          $ (5,557)         $ 55,682
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


NOTE 5. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Included in Federal funds purchased and securities sold under repurchase agreements are $85,000 of national market repurchase agreements with original maturity dates greater than one year.

The Corporation borrows these funds under a master repurchase agreement. The Corporation must maintain collateral with a value equal to 103% of the repurchase price of the securities transferred. Certain holders have an option on a specific date to put the collateral back to the Corporation at the repurchase price. The following table summarizes information on these national market repurchase agreements, including amount outstanding, maturity date, interest rate and the optional repurchase date:

                                                                                      Optional
        Amount              Maturity Date          Interest Rate                 Repurchase Date (a)
-----------------------------------------------------------------------------------------------------------------
               $ 25,000        03/13/06                4.98%                             N/A
                 25,000        05/03/06                4.70%                             N/A
                 10,000        05/07/06                4.66%                          05/07/03
                 25,000        05/22/06                4.75%                             N/A
-----------------------------------------------------------------------------------------------------------------
               $ 85,000                                4.79%
=================================================================================================================


(a)  The right to repurchase must be exercised on the optional repurchase date.

NOTE 6. OTHER BORROWINGS

Included in Other borrowings are $506,962 in advances from the Federal Home Loan Bank ("FHLB") to fund investments, loan programs and to satisfy certain other funding needs. The Corporation must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At March 31, 2003, the Corporation had sufficient collateral pledged to satisfy the FHLB's requirements.

FEDERAL HOME LOAN BANK ADVANCES                           March 31, 2003
----------------------------------------------------------------------------
Convertible advances                                               $427,000
Fixed maturity advances                                              55,000
Amortizing and other advances                                        24,962
----------------------------------------------------------------------------
  Total Federal Home Loan Bank advances                            $506,962
============================================================================


Of these, an aggregate of $427,000 FHLB advances are at a fixed rate that may be converted at the FHLB's option to a three-month LIBOR based, floating rate advance. The FHLB may exercise this option effective on the first conversion date and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, the Corporation has the option to prepay such converted advances at par value. The following table summarizes key information relating to these advances, including amount outstanding, maturity date, interest rate and first conversion date:


        Amount            Maturity Date        Interest Rate              First Conversion Date
----------------------------------------------------------------------------------------------------------
              $ 25,000       09/26/05              6.00%                         09/26/01
                25,000       10/05/05              5.95%                         10/05/01
                25,000       11/30/05              5.65%                         02/28/01
                25,000       03/01/06              6.28%                         09/04/01
                25,000       03/03/06              6.37%                         09/04/01
                30,000       03/29/06              6.44%                         10/01/01
                15,000       02/02/07              6.50%                         02/04/02
                 5,000       02/14/07              6.60%                         02/14/02
                10,000       02/14/07              6.60%                         02/14/02
                10,000       02/14/07              6.60%                         02/14/02
                30,000       05/05/07              6.65%                         05/06/02
                25,000       05/14/07              6.65%                         11/14/01
                25,000       10/15/07              6.00%                         10/15/02
                25,000       10/29/07              5.85%                         10/28/02
                25,000       02/05/08              4.63%                         08/05/02
                 2,000       02/25/08              5.60%                         02/25/03
                25,000       08/16/10              6.10%                         08/16/02
                25,000       08/23/10              6.10%                         08/21/02
                25,000       09/08/10              5.93%                         09/09/02
                25,000       10/27/10              5.98%                         10/27/01
                25,000       07/28/07              6.50%                  No longer convertible
                30,000       05/01/09              6.63%                  No longer convertible
----------------------------------------------------------------------------------------------------------
             $ 482,000                             6.15%
==========================================================================================================


Advances totaling $55,000 were not converted following their only conversion date. These advances have a weighted average fixed rate of 6.57% with final maturities ranging from 2007 through 2009.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The commitments and contingent liabilities not reflected in the consolidated financial statements were $303,203 and $379,207 at March 31, 2003 and December 31, 2002, respectively.

NOTE 8. INTEREST RATE CONTRACTS

During 2001, the Corporation entered into $75,000 notional amount of interest rate swap agreements to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Corporation to pay fixed rates of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR. The swaps were scheduled to mature on or prior to September 10, 2004. The Corporation terminated these swaps in the period of June and July 2002. The cost to terminate these transactions was $1,121, net of tax, and is recorded as a component of accumulated other comprehensive income. This expense will be amortized into earnings over the remaining original term of the agreement.

During the second quarter of 2002, the Corporation purchased a $200,000 notional interest rate floor contract for $195. The interest rate floor was indexed to one-month LIBOR with a contract strike rate of 2.00% and had a termination date of May 17, 2004. This transaction was accounted for as a free-standing derivative with cash flows and changes in market value recorded in current period earnings. The floor was terminated on October 25, 2002 with a market value of $920.

During the first quarter of 2003, the Corporation entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its liabilities from fixed rate to variable rate as part of its balance sheet management strategy. The interest rate swaps require the Corporation to pay a variable rate based on three-month LIBOR and receive a fixed rate of interest ranging from 2.60% to 2.72%. The interest rate swaps expire on or prior to May 22, 2006.

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

NOTE 9. SEGMENT INFORMATION

The Corporation reports only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; securities safekeeping; consumer, mortgage and commercial loans and leases; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services; credit cards; selected insurance products; and correspondent banking. The Other category includes the operating results of the Parent Company and its non-bank subsidiaries, including Integra Capital Trust I, Integra Capital Trust II and its property management company, Twenty-One Southeast Third Corporation. The Corporation evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. The following tables present selected segment information for Banking and other operating units.


Three months ended March 31, 2003                                         Banking         Other       Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Interest income                                                             $ 36,304       $ 1,101        $ (1,076)      $ 36,329
 Interest expense                                                              17,826         2,089          (1,076)        18,839
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income (loss)                                                    18,478          (988)              -         17,490
 Provision for loan losses                                                      1,235             -               -          1,235
 Non-interest income                                                            7,544         4,639          (4,653)         7,530
 Non-interest expense                                                          20,155           230             (14)        20,371
-----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                                                   $ 4,632       $ 3,421        $ (4,639)       $ 3,414
===================================================================================================================================

 Other segment information:
    Segment assets at March 31, 2003                                      $ 2,895,705     $ 357,347      $ (351,382)   $ 2,901,670
===================================================================================================================================


Three months ended March 31, 2002                                         Banking         Other       Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Interest income                                                             $ 43,660       $ 1,358        $ (1,297)      $ 43,721
 Interest expense                                                              23,715         2,301          (1,297)        24,719
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income (loss)                                                    19,945          (943)              -         19,002
 Provision for loan losses                                                        650             -               -            650
 Non-interest income                                                            6,665         6,045          (6,049)         6,661
 Non-interest expense                                                          18,511           223             (15)        18,719
-----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                                                   $ 7,449       $ 4,879        $ (6,034)       $ 6,294
===================================================================================================================================

 Other segment information:
    Segment assets at March 31, 2002                                      $ 2,902,775     $ 357,024      $ (336,589)   $ 2,923,210
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

As discussed in our 2002 annual report Integra Bank Corporation continuously strives to build a better company. There are four primary strategies currently employed in this endeavor. The first strategy focuses on continuous improvement of our banking operations or our "core bank". Execution of this strategy will be evidenced by achieving an acceptable credit risk -- reward tradeoff within the loan portfolio, acceptable loan and deposit growth trends and pricing, refinement and enhancement of existing products, the development of new products to meet our customers evolving needs, and disciplined expense management. The second strategy focuses on continuous improvement of our balance sheet management and other financial management functions. Progress will be demonstrated through net interest margin stability and predictability, and strong liquidity and capital management. The third strategy focuses on expanding our product and service distribution into higher growth and/or more diversified markets than our more traditional markets. Progress may occur through some combination of de novo branch building, selective acquisitions, and through developing and enhancing delivery channels that transcend physical limitations. The fourth strategy focuses on identifying and developing new lines of businesses or services that provide superior growth characteristics. This strategy would also include leveraging existing or potential synergies that exist within our current or potential customer base.

Management monitors and modifies these strategies depending on evolving market conditions, customer needs or preferences or other considerations.

OVERVIEW

Net income for the quarter ended March 31, 2003 was $3,929 compared to $5,307 for the same period of 2002. Earnings per share, on a diluted basis, were $0.23 for the first quarter of 2003 compared to $0.31 for the first quarter of 2002.

Net interest income was $17,490 for three months ended March 31, 2003 compared to $19,002 for the three months ended March 31, 2002, a decrease of $1,512, or 8.0%. The net interest margin declined to 2.84% during the first quarter of 2003 from 2.98% during the first quarter of 2002. Net interest income fell because average earning assets were $112,637 lower and because of the reduced net interest margin. Yield on earning assets dropped 87 basis points and cost of funds was 73 basis points lower than the prior year period. The decline in interest rates was a contributing factor in the reduction in net interest margin. Loan yields decreased as a result of market rates falling and customer refinancing activity. The Corporation adjusted its rates to the lower rate environment resulting in a decrease in deposit rates. Provision for loan losses was $1,235 for the three months ended March 31, 2003 compared to $650 for the same period one year ago. Non-interest income increased $869 to $7,530 in the first quarter 2003 compared to $6,661 for the first quarter of 2002. Non-interest expense was $20,371 for the first quarter of 2003 compared to $18,719 for the same period of 2002.

Annualized returns on average assets and equity for the three months ended March 31, 2003 were 0.55% and 6.78%, respectively, compared with 0.72% and 9.56% in the same period of 2002.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. The Corporation considers its critical accounting policies to include the following:

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

Estimation of Fair Value: The estimation of fair value is significant to several of the Corporation's assets, including loans held for sale, investment securities available for sale, mortgage servicing rights, other real estate owned, as well as fair values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for securities available for sale are based on quoted market prices. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities. The fair values for loans held for sale are based upon quoted market values while the fair values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. The fair values of derivative financial instruments are estimated based on current market quotes. The fair value of goodwill is estimated based on the reporting assets or the combined entity. Goodwill is tested annually for impairment. Intangible assets that have finite useful lives continue to be amortized over the useful lives.

NET INTEREST INCOME

Net interest income was $17,490 for the three months ended March 31, 2003 compared with $19,002 for the same period in 2002. Average earning assets were $2,637,948 for the first quarter of 2003 compared to $2,750,585 for the first quarter of 2002. Average interest-bearing liabilities were $2,423,472 and $2,551,417 for the three months ended March 31, 2003 and 2002, respectively. The net interest margin for the three months ended March 31, 2003 was 2.84% compared to 2.98% for the same period one year ago. The decrease in net interest income was the result of a reduction in rates and a decrease in earning assets. Although rates on interest-bearing liabilities decreased by 73 basis points, rates on earnings assets dropped by 87 basis points resulting in a 14 basis point decrease of the net interest margin.

Average earning assets decreased $112,637, or 4.1%, from the first quarter of 2002 compared with the first quarter of 2003. Average loans increased $44,041, or 2.8%; average investment securities decreased $3,513, or 0.3%; other earning assets decreased $153,166 during the same period. The balance of average loans to total average assets increased to 56.3% compared to 52.5% during the first quarter of 2002. The percentage of average earning assets to total average assets increased slightly from 91.4% to 91.5% for the same period in 2002. The percentage of average total investments to total average assets fell to 35.2% this quarter from 39.0% for the same period in 2002.

Average loans were $1,622,599 during the first quarter of 2003 compared to $1,578,558 during the first quarter of 2002. The growth in loans has primarily been in home equity and adjustable rate mortgage loans. The significant drop in interest rates, which began in 2001, increased prepayments in fixed-rate loans and as mortgage rates continue at 40-year lows, consumers have continued to refinance residential mortgages. The Corporation offers a broad suite of mortgage products. Generally, it is the Corporation's intention to retain adjustable rate mortgages in its loan portfolio and sell fixed rate mortgages in the secondary market. Loan yields declined 96 basis points to 6.32% for the first quarter of 2003 compared to 7.28% for the same period in 2002.

Average long-term investment securities were $1,000,602 yielding 4.83% for the first quarter of 2003 compared to $1,004,115 yielding 5.99% for the first quarter of 2002. The 116 basis point decline in securities yields resulted from reinvesting cash flows in the current lower interest rate environment and making a shift in portfolio strategy to invest in securities with shorter duration and less convexity; both of which, lowered the overall portfolio yield, but provide for a more stable and predictable return going forward.

Short-term investments declined, as part of the Corporation's liquidity management plan, utilizing the federal funds and repurchase agreement market when needed rather than continuously holding short-term investments. Average short-term investments decreased $153,166 from $167,913 for the first quarter of 2002 to $14,747 for the first quarter of 2003.

Average deposits decreased from $1,893,906 during the first quarter of 2002 to $1,803,520 during the first quarter of 2003. Non-interest-bearing deposits decreased $767, or 0.4%, and interest-bearing deposits decreased $89,619, or 5.3%, during this period. The current low interest rate environment and a marketing effort focused on reducing single product relationships shifted depositors' preferences to short-term liquid deposit products or annuities as opposed to long-term certificates of deposit. Average core deposits, defined as non-interest bearing deposits, interest checking, money market and savings accounts, increased $8,947, or 1.0%, from $923,989 at March 31, 2002 to $932,936 at March 31, 2003. The cost of deposits decreased to 2.14% during the first quarter of 2003 from 3.10% during the first quarter of 2002. This decline was due to the Corporation's continued pricing discipline, the low interest rate environment and changes in product mix.

Other interest-bearing liabilities consist of repurchase agreements, FHLB advances, trust preferred securities and other long-term borrowings. The average balance declined $38,326 or 4.4% from $866,236 during the first quarter of 2002 to $827,910 for the same period of 2003. Repurchase agreements on average were repriced to lower market rates throughout the first quarter of 2003 causing the cost of these funds to decrease by 42 basis points.



                                                                    Three Months Ended
                                                               March 31,           March 31,
Net Interest Margin Analysis                                     2003                2002
------------------------------------------------------------------------------------------------
Yields (federal-tax-equivalent)
     Loans                                                        6.32 %              7.28 %
     Securities                                                   4.83                5.99
     Other earning assets                                         4.49                2.08
------------------------------------------------------------------------------------------------
       Total earning assets                                       5.75                6.62

Cost of funds
     Interest bearing deposits                                    2.14                3.10
     Other interest bearing liabilities                           5.11                5.53
       Total interest bearing liabilities                         3.15                3.93
------------------------------------------------------------------------------------------------
       Total interest expense to earning assets                   2.91                3.64
------------------------------------------------------------------------------------------------
Net interest margin                                               2.84 %              2.98 %
================================================================================================

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2003, was $7,530 compared to $6,661 for the first quarter of 2002. This increase is attributable to an increase in service charges on deposit accounts, other service charges and fees, mortgage serving income and gain on sale of loans offset by a decrease in other non-interest income. Service charges on deposits rose $672, or 31.7%, primarily due to an increase in activity fees on new deposit products and reduced deposit fee waivers. Other service charges increased $236 due to an increase in insurance commissions, merchant, credit and debit card fees and mortgage servicing revenue. This increase was partially offset by a decrease in fees on letters of credit, official checks and check cashing services.

Trust revenues, based primarily on the market values of assets under management, totaled $506 for the first quarter of 2003 compared to $523 for the first quarter of 2002. The market value of assets under management declined from $389,789 at March 31, 2002 to $341,567 at March 31, 2003 as a result of the general decline in investment values over the past year.

Gain on sale of loans increased $220, or 67.1%, during the first quarter of 2003 as favorable market interest rates prompted a continued high level of consumer refinance activity of 1-4 family residential loans. The Corporation sells the majority of the fixed rate mortgage loans in the secondary market. As the interest rates stabilize or increase, the Corporation expects mortgage refinancing activity to slow which could push loan sale revenue lower.

Other non-interest income decreased $244 from $828 for the first quarter of 2002 to $584 for the period ending March 31, 2003. In 2002 the Corporation wrote covered call option contracts and recorded fee income for the first quarter of 2002 of $402. Effective April

30, 2002, the Corporation ceased writing covered call option contracts. Due to the low interest rate environment, consumers have continued to refinance their mortgages in record numbers. While the Corporation has experienced an increase in mortgage loan originations, many of these loans have been sold with mortgage servicing rights retained. Therefore mortgage servicing rights revenue have increased $205 compared to the same period in 2002.


                                                         Three Months Ended
                                                             March 31,          Increase
Non-Interest Income                                    2003            2002    (Decrease)
-------------------------------------------------------------------------------------------
Service charges on deposit accounts                   $ 2,789         $ 2,117        $ 672
Other service charges and fees                          1,615           1,379          236
Mortgage servicing income                                 453             248          205
Investment services income                                222             295          (73)
Trust income                                              506             523          (17)
Gain on sale of loans                                     548             328          220
CSV life insurance income                                 488             565          (77)
Securities gains                                          325             378          (53)
Other                                                     584             828         (244)
-------------------------------------------------------------------------------------------
     Total non-interest income                        $ 7,530         $ 6,661        $ 869
===========================================================================================


NON-INTEREST EXPENSE

Non-interest expense increased by $1,652, or 8.8%, to $20,371 in the first quarter of 2003 compared to the same period in 2002.

Salaries and employee benefits increased $1,460, or 15.5%, for the three months ended March 31, 2003 compared to the same period of 2002. This increase was comprised of higher activity based commissions and incentives, annual salary adjustments, payroll taxes, and health insurance. Performance-based incentives and commissions increased $575 to $1,074 during the first quarter of 2003. The Corporation has initiated performance-based awards tied to sales of fee-based services and origination of loan and deposit products. Salaries increased $217, or 2.9%, and payroll taxes increased $159, or 25.5%, from the same period of 2002. In the first quarter of 2003, approximately half of the payroll tax increase was attributable to a refund received by the Corporation in 2002. Employee health benefits expense increased $506 as the Corporation adjusted the claim account for losses and more employees participated in the Corporation's medical plan.

Occupancy expense increased $217, or 16.3%, compared to the first quarter of 2002. An increase in utilities, maintenance, taxes and depreciation accounted for $194 of this increase.

Low Income Housing Project ("LIHP") operating losses increased $586 to $722 for the first quarter of 2003 compared to $136 for the same period of 2002. In the fourth quarter of 2002 the Corporation increased its investment in a LIHP. Currently, the Corporation has $19,654 in LIHP investment. An investment grade third party guarantees the investment's overall return. This operating loss is more than offset by a tax credit, thus lowering the Corporation's tax liability and effective tax rate.

The Corporation from time to time segregates loans to sell in the secondary market. In the fourth quarter of 2001, the Corporation wrote down and designated $58,571 in loans as available for sale. In the first quarter of 2002 the Corporation recorded $943 of expenses related to the sale of some of these loans. In the first quarter of 2003, there was only $1 of loan sale expenses.

Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but rather are subject to testing for impairment. For the first quarter of 2003 the Corporation experienced no impairment. The Corporation continues to amortize core deposit intangibles.


                                                         Three Months Ended
                                                              March 31,            Increase
Non-Interest Expense                                    2003            2002      (Decrease)
-------------------------------------------------------------------------------------------
Salaries and employee benefits                       $ 10,881         $ 9,421      $ 1,460
Occupancy                                               1,550           1,333          217
Equipment                                               1,108           1,089           19
Professional fees                                       1,136             985          151
Communication and transportation                        1,042           1,030           12
Marketing                                                 344             454         (110)
Processing                                              1,209           1,258          (49)
LIHP operating losses                                     722             136          586
Loans held for sale expense                                 1             943         (942)
Amortization of intangible assets                         405             407           (2)
Other                                                   1,973           1,663          310
-------------------------------------------------------------------------------------------
     Total non-interest expense                      $ 20,371        $ 18,719      $ 1,652
===========================================================================================


INCOME TAX EXPENSE

Income tax benefit was $515 for the three months ended March 31, 2003 compared with a $987 expense for the same period in 2002. The effective tax rates were (15.1%) and 15.7% for the three months ended March 31, 2003 and 2002, respectively. Income from tax exempt or tax-preferred sources, including interest on municipal loans and investments, bank-owned life insurance and dividends on tax-preferred securities increased in terms of percent of total pretax income to 85.2% in the first three months of 2003 compared to 54.3% in the first three months of 2002. The Corporation increased its investment in LIHP during late 2002 which has generated a credit of $819 for the period ending March 31, 2003 compared to $268 for first quarter 2002.

FINANCIAL POSITION

Total assets at March 31, 2003 were $2,901,670 an increase of $43,932 compared to $2,857,738 at December 31, 2002. Total assets were $2,923,210 at March 31, 2002.

SECURITIES

Total investment securities available for sale were $1,001,940 on March 31, 2003, $982,263 at December 31, 2002 and $1,019,941 at March 31, 2002. These
securities represent the second largest earning asset component after loans. The Corporation currently has no investment securities classified as held to maturity. The market value of the investment securities available for sale on March 31, 2003 was $18,933 higher than the amortized cost. During the quarter, the portfolio composition has been managed to reduce prepayment and extension risks. Inherent in mortgage-backed securities and collateralized mortgage obligations ("CMO") are prepayment risk, which occurs when borrowers prepay their obligations. Changes in interest rates contribute to the borrower's decision as to whether or not to prepay the mortgage. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates. The Corporation's management constantly reviews the composition of the securities portfolio, taking into account market risks and the interest rate environment.

LOANS

Total loans at March 31, 2003 were $1,644,898 compared to $1,606,155 and $1,589,111 at December 31, 2002 and March 31, 2002, respectively. Loans secured by real estate have increased by $22,856, or 2.1%, for the last 12 months. Consumer loans increased $17,156, or 12.6%, while commercial, industrial and agricultural loans increased $14,518, or 4.9%, since March 31, 2002. All other loans increased $3,925 for the twelve month period ending March 31, 2003. Demand for home equity based loans remains strong.

LOAN PORTFOLIO

                                                  March 31,        December 31,          March 31,
                                                    2003               2002                2002
------------------------------------------------------------------------------------------------------
Real estate loans                                  $ 1,122,274        $ 1,113,404         $ 1,099,418
Commercial, industrial, and
    agricultural loans                                 311,272            310,740             296,754
Economic development loans and
    other obligations of state and
    political subdivisions                              29,519             18,104              31,656
Consumer loans                                         153,719            147,597             136,563
Leasing                                                  7,149              7,366               7,680
All other loans                                         20,965              8,944              17,040
------------------------------------------------------------------------------------------------------

    Total loans                                    $ 1,644,898        $ 1,606,155         $ 1,589,111
======================================================================================================

ASSET QUALITY

The allowance for loan losses is the amount which, in management's opinion, is adequate to absorb probable incurred loan losses as determined by an ongoing evaluation of the loan portfolio. The evaluation is based upon consideration of various factors including growth of the portfolio, changes in portfolio mix, products, policy and people, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions. Loans that are deemed to be uncollectible are charged-off against the allowance, while recoveries of previously charged-off amounts are credited to the allowance. A provision for loan losses is expensed to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable incurred losses based on management's evaluation of the loan portfolio. Depending on changes in circumstances, future assessments of credit risk may yield different results, which may require an increase or decrease in the allowance for loan losses.

The allowance for loan losses was $24,521 at March 31, 2003, representing 1.49% of total loans compared with $24,330 at March 31, 2002 which represented 1.53% of total loans. Annualized net charge-offs to average loans was 0.34% during the first quarter of 2002 compared to 0.05% for the same period of 2002. The Corporation recorded a $630 in recoveries for the period ending March 31, 2003 compared to $640 during the same period of 2002. In 2001 the Corporation segregated a group of loans and identified them as held for sale. These loans were marked to market in late 2001 and sold in 2002. In the first quarter of 2002 the Corporation completed a portion of this transaction. Therefore the net loan charged offs in the first quarter of 2002 were low because of the segregation of loans as held for sale in the previous quarter. The Corporation, however, incurred non-interest expense of $943 which offset the benefit of temporarily lower net charge offs related to the loan sale in the first quarter of 2002. During the same period of 2003, the provision for loan losses was $1,235 compared to $650 during the three months ended March 31, 2002. The allowance for loan losses to non-performing loans was 119.45% at March 31, 2003 compared to 110.08% at December 31, 2002 and 124.76% at March 31, 2002.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                                                Three Months Ended
                                                                                      March 31,
                                                                               2003              2002
-------------------------------------------------------------------------------------------------------
Beginning balance                                                            $ 24,632         $ 23,868
Loans charged off                                                              (1,976)            (828)
Recoveries                                                                        630              640
Provision for loan losses                                                       1,235              650
-------------------------------------------------------------------------------------------------------
Ending balance                                                               $ 24,521         $ 24,330
=======================================================================================================

Percent of total loans                                                          1.49%            1.53%
=======================================================================================================

Annualized % of average loans:
  Net charge-offs                                                               0.34%            0.05%
  Provision for loan losses                                                     0.31%            0.16%


As of March 31, 2003 total non-performing loans were $20,529 which is $1,848 lower than the level at December 31, 2002 and $1,028 higher than at March 31, 2002. Non-performing loans, consisting of nonaccrual, restructured and 90 days or more past due loans, were 1.25%, 1.39% and 1.23% of total loans at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. Management believes that the improvement in the non-performing loan to total loan ratio is due to better management of problem loans. A municipal obligation with an approximate value of $3,000 is in default. Management expects to realize a full recovery after the courts resolve a rate issue currently on appeal.

Listed below is a comparison of non-performing assets.

                                                                             March 31,       December 31,      March 31,
                                                                              2003             2002             2002
------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                              $18,806          $20,010          $17,355
90 days or more past due loans                                                  1,723            2,367            2,146
------------------------------------------------------------------------------------------------------------------------
  Total non-performing loans                                                   20,529           22,377           19,501
Other real estate owned                                                         2,132            2,286            2,965
Investment securities                                                           2,396            2,536                -
------------------------------------------------------------------------------------------------------------------------
     Total non-performing assets                                              $25,057          $27,199          $22,466
========================================================================================================================

Ratios:
Non-performing Loans to Loans                                                   1.25%            1.39%            1.23%
Non-performing Loans to Loans and Other Real Estate Owned                       1.52%            1.69%            1.41%
Allowance for Loan Losses to Non-performing Loans                             119.45%          110.08%          124.76%


DEPOSITS

Total deposits were $1,799,321 at March 31, 2003, compared to $1,781,948 and $1,828,170 at December 31, 2002 and March 31, 2002, respectively. Total core deposits, including non-interest, interest bearing, money market and savings deposits, increased $22,108 to $937,860 at March 31, 2003 from $915,752 on March 2002 and $1,969 from $935,891 at December 31, 2002. During the current low rate environment, customer preferences have shifted to shorter term, liquid deposit products and to deposit alternatives, including annuities. Time deposits greater than $100 have increased $24,142, or 10.1%, since December 31, 2002 while other time deposits decreased $8,738, or 1.4%, for this same period. From March 31, 2002 time deposits greater than $100 or more increased $41,107, or 18.5%, and other time deposits decreased $92,064, or 13.3%, by March 31, 2003.


                                                              March 31,       December 31,      March 31,
Deposits                                                        2003              2002             2002
------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand                                      $215,603         $213,405         $204,056
Interest-bearing demand                                           404,277          436,268          361,654
Money market                                                      184,854          156,910          218,461
Savings                                                           133,126          129,308          131,581
Time deposits of $100 or more                                     263,385          239,243          222,278
Other time deposits                                               598,076          606,814          690,140
------------------------------------------------------------------------------------------------------------
Total deposits                                                 $1,799,321       $1,781,948       $1,828,170
============================================================================================================


BORROWINGS

Federal funds purchased and securities sold under repurchase agreements totaled $266,871 at March 31, 2003 compared to $161,784 and $239,920 at December 31,
2002 and March 31, 2002, respectively. Of these, $181,617 have remaining maturities of less than one year, while $85,254 have maturities greater than one year. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Corporation's commercial customers as part of a cash management service. The long-term repurchase agreements have a weighted average interest rate of 4.79%. A total of $10,000 of the long-term repurchase agreements have an option for the holder to put the collateral back to the Corporation at the repurchase price in May 2003. If the holder exercises this option, the Corporation has sufficient liquidity to repurchase the collateral.

Other borrowings totaled $531,055 at March 31, 2003 compared to $536,042 and $560,644 at December 31, 2002 and March 31, 2002, respectively. Other borrowings generally provide longer term funding and include FHLB advances and term notes from other financial institutions. Included in other borrowings is $506,962 in FHLB advances to fund investments, loans and to satisfy other funding needs. The Corporation must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At March 31, 2003, the Corporation had sufficient collateral pledged to satisfy the requirements associated with these borrowings. An aggregate of $427,000 of the FHLB advances may be converted at the sole option of the FHLB, from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. Any conversion would not change the maturity date of these advances. If any of these advances are converted into floating rate advances, the Corporation has the option to prepay any of such converted advances at par value. These advances carry a weighted average interest rate of 6.10% with final maturities occurring from 2005 through 2010. In addition, advances totaling $55,000 were not converted following their only conversion date. These advances carry a weighted average interest rate of 6.57% with final maturities in 2007 and in 2009.

The Corporation has an unsecured line of credit available which permits it to borrow up to $7,500. At March 31, 2003 the Corporation had $1,500 available for future use. The Corporation repaid the balance during April 2003 and currently has $7,500 available for future use.

Management continuously reviews the Corporation's liability composition and may modify it over the next several quarters. Those modifications could adversely affect the profitability and capital levels of the Corporation over the near term, but would be undertaken if management determines that restructuring the balance sheet will improve the Corporation's interest rate risk and liquidity risk profile subject to the impact on earnings and capital.

TRUST PREFERRED SECURITIES AND OTHER SUBORDINATED DEBT

On July 16, 2001, the Corporation issued $18,000 of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II. The Corporation has the right to call these securities at par effective July 16, 2011.

On March 30, 1998, the Corporation issued through a subsidiary, Integra Capital Trust I, $34,500 of 8.25% Cumulative Trust Preferred Securities which will mature on March 31, 2028. The Corporation has the right to call these securities at par. Management anticipates that it is possible that some or all of these may be called in the future.

On April 10, 2003, the Corporation issued $10,000 of subordinated debt with a variable rate equal to 3-month LIBOR plus 3.20% payable quarterly which will mature on April 10, 2013. Issuance costs of $331 were paid by the Corporation and are being amortized over the life of the securities.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS


AS OF MARCH 31, 2003                                                       LESS THAN      1 TO 3        3 TO 5       AFTER 5
                                                              TOTAL        ONE YEAR        YEARS        YEARS         YEARS
                                                          -------------- -------------- ------------ ------------- -------------
CONTRACTUAL ON BALANCE SHEET OBLIGATIONS
    Long-term debt                                            $ 610,055       $ 14,510    $ 190,861     $ 263,642     $ 141,042
    Guaranteed preferred beneficial interests
         in the Corporations subordinated debentures             52,500              -            -             -        52,500
    Operating leases                                              9,084          1,725        1,781         1,310         4,268
                                                          -------------- -------------- ------------ ------------- -------------
              Total contractual cash obligations              $ 671,639       $ 16,235    $ 192,642     $ 264,952     $ 197,810
                                                          ============== ============== ============ ============= =============
OFF BALANCE SHEET OBLIGATIONS
    Lines of credit                                             212,105         90,100        5,371         2,114       114,520
    Commitments to fund low income housing
         developments                                               600            600            -             -             -
    Standby letters of credit                                     7,764          7,529           85             -           150
    Other commitments                                            71,241         53,835        9,570         1,605         6,231
                                                          -------------- -------------- ------------ ------------- -------------
              Total other commitments                         $ 291,710       $152,064     $ 15,026       $ 3,719     $ 120,901
                                                          ============== ============== ============ ============= =============


Commitments to extend credit are primarily loan commitments, which assure a borrower of financing for a specified period of time at a specified rate. An approved but unfunded loan commitment represents a potential credit risk once the funds are advanced to the customer.

Standby letters of credit are bank-issued conditional guarantees of payment. Standby letters of credit are often used to support many types of domestic and international payment and performance instruments such as bid bonds, performance bonds, lease obligations, or repayment of loans.

CAPITAL RESOURCES AND LIQUIDITY

The Corporation and the Bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply to the Bank. It is management's intent for the Bank to remain well capitalized at all times. The regulatory capital ratios for Integra Bank Corporation and the Bank are shown below.


                                                    Regulatory Guidelines
                                                -------------------------------
                                                   Minimum          Well-            March 31,     December 31,      March 31,
                                                 Requirements    Capitalized          2003            2002            2002
-------------------------------------------------------------------------------------------------------------------------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)                  8.00%                          13.14%          13.16%          13.35%
Tier 1 Capital (to Risk-Weighted Assets)                 4.00%                          11.89%          11.90%          12.10%
Tier 1 Capital (to Average Assets)                       4.00%                           7.87%           7.94%           7.37%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)                  8.00%          10.00%          12.75%          12.52%          11.89%
Tier 1 Capital (to Risk-Weighted Assets)                 4.00%           6.00%          11.50%          11.27%          10.64%
Tier 1 Capital (to Average Assets)                       4.00%           5.00%           7.60%           7.52%           6.48%


Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and other borrowings, and to take advantage of interest rate market opportunities. The Corporation continuously analyzes its current and prospective business activity in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

For the Bank, the primary sources of short-term liquidity are federal funds sold, commercial paper, interest-bearing deposits and readily marketable and unencumbered investment securities that can be sold or pledged to a repurchase agreement. In addition liquidity is provided by loan and investment cash flows. The balance between these sources and demands on liquidity is monitored under the Corporation's asset/liability management program. When these sources are not adequate, the Bank may purchase federal funds, solicit brokered deposits, access the capital markets, or use its FHLB lines as alternative sources of liquidity. During the first quarter of 2003, the Bank made a decision to hold fewer short-term investments as part of its overall liquidity management strategy. At March 31, 2003 short-term investments were $39 compared to $45,374 for March 31, 2002.

Liquidity for the Corporation is provided by dividends from the Bank, cash balances, credit line availability, liquid assets and proceeds from capital market transactions. Applicable laws and regulations limit the dividend amount which commercial banks may pay. The dividend amount that could be paid is further restricted by management to maintain prudent capital levels. As of March 31, 2003, the Bank could not pay any dividends to the Corporation without prior regulatory approval. Based upon its current analysis, management believes that prior regulatory approval of dividends will be required through the third quarter of 2003. The Corporation has an unsecured line of credit available which permits it to borrow up to $7,500. At March 31, 2003 the Corporation had $1,500 available for future use. During April 2003, the Corporation repaid the amount outstanding and currently has $7,500 available for future use. On April 10, 2003, the Corporation issued $10,000 of subordinated debt which will mature on April 10, 2013. Management believes that the Corporation has adequate liquidity to meet its foreseeable needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program for the Corporation is comprised of several components. The components include (1) Board of Directors' oversight, (2) senior management's oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. It is the objective of our interest rate risk management processes to manage the impact of interest rate volatility on earnings and capital.

At the Corporation, interest rate risk is managed by senior management through the Corporate Asset and Liability Committee ("Corporate ALCO") with oversight by the Board ALCO and Finance Committee ("Board ALCO"). Board ALCO meets monthly and is responsible for the establishment of policies, risk limits and authorization levels. Corporate ALCO meets each month and is responsible for implementing policies and procedures that translate these goals, objectives, and risk limits into operating standards, overseeing the entire interest rate risk management process and establishing internal controls.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The Corporation uses several key methodologies to measure interest rate risk.

EARNINGS AT RISK (EAR). Management considers EAR to be the best method of measuring short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Corporation uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward interest rates. The standard simulation analysis assesses the impact on net interest income over a 24-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At March 31, 2003, the Corporation would experience a negative 9.34% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Corporation would experience a positive 3.32% change in net interest income. Both simulation results are within the policy limits established by Board ALCO. Prior to December 2002, the Corporation used the simulation model to calculate these changes assuming that rates and balance sheet composition remain unchanged.


Trends in Earnings at Risk


                                       Estimated Change in EAR from the Flat Interest Rate Scenario
                                       ---------------------------------------------------------------------
                                       -200 basis points                    +200 basis points
------------------------------------------------------------------------------------------------------------
March 31, 2003                                     -9.34%                               3.32%
------------------------------------------------------------------------------------------------------------
December 31, 2002                                  -7.96%                               5.82%
------------------------------------------------------------------------------------------------------------
September 30, 2002                                 -4.09%                               2.30%
------------------------------------------------------------------------------------------------------------


ECONOMIC VALUE OF EQUITY (EVE). Management considers EVE at risk to be its best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Corporation uses a simulation model to run immediate and parallel changes in interest rates ranging from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200 and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the EVE risk to changes in the slope of the yield curve. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the "Base" interest rate scenario.

Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment in which the "Base" interest rate scenario is shocked up or down 200 basis points. The Corporation uses a graduated monitoring system in determining the appropriate course of action for a given level of risk.

The current EVE at risk policy allows Corporate ALCO to manage EVE risk to a 200 basis point rate shock within a range of plus or minus 15%. If EVE risk to a 200 basis point rate shock is greater than 15%, but less than 20%, management must present an explanation of reasons and causes of the variance and present alternative strategies or actions to reduce risk exposure to acceptable levels over time. If EVE risk to a 200 basis point rate shock is greater than 20%, management must bring Board ALCO recommendations on specific actions to reduce the risk exposure to below 20% by a specific date. Upon review and approval by Board ALCO the action plan is implemented. Subsequent risk measurement will assess the effectiveness of the action plan and report to Board and Corporate ALCO significant deviations in updated risk measures compared to the action plan's anticipated results.

At March 31, 2003, the Corporation would experience a negative 6.21% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Corporation would experience a negative 8.27% change in EVE. Both of these measures are within Board approved policy limits. The impact of a 200 basis point rate increase on EVE has decreased in 2003 largely due to the balance sheet restructuring activities. Prior to December 2002, the Corporation used the simulation model to calculate these changes assuming that rates remain unchanged.

Trends in Economic Value of Equity


                                       Estimated Change in EVE from the Base Interest Rate Scenario
                                       --------------------------------------------------------------------
                                       -200 basis points                    +200 basis points
-----------------------------------------------------------------------------------------------------------
March 31, 2003                                     -6.21%                              -8.27%
-----------------------------------------------------------------------------------------------------------
December 31, 2002                                  -2.69%                             -12.35%
-----------------------------------------------------------------------------------------------------------
September 30, 2002                                 -9.44%                             -13.76%
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

ITEM 4:  CONTROLS AND PROCEDURES

Based on an evaluation of the Corporation's disclosure controls and procedures (as defined in Sections 240.13a-14(c) and 240.15b-14(c)) as of May 1, 2003, the Corporation's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no significant changes in the Corporation's internal controls and other factors that could significantly affect these controls subsequent to May 1, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.   OTHER INFORMATION
Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits.  The following documents are filed as exhibits to this report:
     10.1 Integra Bank Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit B to the Registrant's Proxy Statement filed with the Commission on March 20, 2003).
     99.1 Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)  Reports on Form 8-K.
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTEGRA BANK CORPORATION

                                        By      /s/ Michael T. Vea
                                                ------------------
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                May 13, 2003

                                                /s/ Charles A. Caswell
                                                ----------------------
                                                Executive Vice President and
                                                Chief Financial Officer
                                                May 13, 2003

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


Date:  May 13, 2003                 /s/ Michael T. Vea
                                    ------------------
                                    Michael T. Vea, Chairman of the Board, Chief
                                    Executive Officer and President

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


Date:  May 13, 2003                 /s/ Charles A. Caswell
                                    ----------------------
                                    Charles A. Caswell,
                                    Executive Vice President
                                    and Chief Financial Officer