Form 10-Q
period 2003-06-30
INTEGRA BANK CORP
filed 2003-08-14
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _______________________.

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                               OUTSTANDING AT AUGUST 1, 2003
(Common stock, $1.00 Stated Value)                         17,309,782

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                   PAGE NO.
Item 1.  Unaudited Financial Statements

         Consolidated balance sheets-
         June 30, 2003, and December 31, 2002                                         3

         Consolidated statements of income-
         Three months and six months ended June 30, 2003 and 2002                     4

         Consolidated statements of comprehensive income-
         Three months and six months ended June 30, 2003 and 2002                     6

         Consolidated statements of changes in shareholders' equity-
         Six months ended June 30, 2003                                               7

         Consolidated statements of cash flow-
         Six months ended June 30, 2003 and 2002                                      8

         Notes to unaudited consolidated financial statements                        10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                         16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  25

Item 4.  Controls and Procedures                                                     26

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           27

Item 2.  Changes In Securities and Use of Proceeds                                   27

Item 3.  Defaults Upon Senior Securities                                             27

Item 4.  Submissions of Matters to a Vote of Security Holders                        27

Item 5.  Other Information                                                           27

Item 6.  Exhibits and Reports on Form 8-K                                            27

Signatures                                                                           29

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for per share data)

                                                                   June 30,        December 31,
                                                                     2003             2002
                                                                  -----------      ------------
ASSETS
Cash and due from banks                                           $    73,467      $    70,045
Federal funds sold and interest-bearing deposits with banks               439              488
                                                                  -----------      -----------
     Total cash and cash equivalents                                   73,906           70,533
Loans held for sale (at lower of cost or fair value)                    3,324           13,767
Securities available for sale                                       1,054,155          982,263
Loans, net of unearned income                                       1,684,353        1,606,155
Less:  Allowance for loan losses                                      (24,862)         (24,632)
                                                                  -----------      -----------
     Net loans                                                      1,659,491        1,581,523
Premises and equipment                                                 52,580           53,537
Goodwill                                                               44,159           44,159
Other intangibles                                                      11,119           11,928
Other assets                                                           94,908          100,028
                                                                  -----------      -----------
TOTAL ASSETS                                                      $ 2,993,642      $ 2,857,738
                                                                  ===========      ===========

LIABILITIES
Deposits:
     Non-interest-bearing demand                                  $   223,154      $   213,405
     Interest-bearing:
         Savings, interest checking and money market accounts         729,871          722,486
         Time deposits of $100 or more                                288,109          239,243
         Other interest-bearing                                       572,200          606,814
                                                                  -----------      -----------
     Total deposits                                                 1,813,334        1,781,948
Short-term borrowings                                                 263,930           90,975
Long-term borrowings                                                  602,866          606,851
Guaranteed preferred beneficial interests
     in the Corporation's subordinated debentures                      52,500           52,500
Other liabilities                                                      21,327           92,864
                                                                  -----------      -----------
     TOTAL LIABILITIES                                              2,753,957        2,625,138
                                                                  -----------      -----------


SHAREHOLDERS' EQUITY
Preferred stock - 1,000 shares authorized - None outstanding
Common stock - $1.00 stated value - 29,000 shares authorized           17,304           17,291
Capital surplus                                                       125,666          125,467
Retained earnings                                                      82,124           82,011
Unearned compensation                                                    (298)            (147)
Accumulated other comprehensive income                                 14,889            7,978
                                                                  -----------      -----------
     TOTAL SHAREHOLDERS' EQUITY                                       239,685          232,600
                                                                  -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,993,642      $ 2,857,738
                                                                  ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                                              Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                             ----------------------     ----------------------
                                                               2003          2002         2003          2002
                                                             --------      --------     --------      --------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                 $ 25,319      $ 27,557     $ 50,512      $ 56,039
     Tax-exempt                                                   258           327          503           634
Interest and dividends on securities:
     Taxable                                                    8,609        12,539       17,599        24,420
     Tax-exempt                                                 1,719         1,850        3,455         3,683
Interest on loans held for sale                                    87           724          238         1,356
Interest on federal funds sold and deposits with banks             19           150           33           736
                                                             --------      --------     --------      --------
     Total interest income                                     36,011        43,147       72,340        86,868

INTEREST EXPENSE
Interest on deposits                                            7,961        11,334       16,368        24,232
Interest on short-term borrowings                                 449           507          846           990
Interest on long-term borrowings                               10,110        11,425       20,145        22,763
                                                             --------      --------     --------      --------
     Total interest expense                                    18,520        23,266       37,359        47,985

NET INTEREST INCOME                                            17,491        19,881       34,981        38,883
Provision for loan losses                                       1,600           180        2,835           830
                                                             --------      --------     --------      --------
     Net interest income after provision for loan losses       15,891        19,701       32,146        38,053
                                                             --------      --------     --------      --------

NON-INTEREST INCOME
Service charges on deposit accounts                             2,894         2,861        5,683         4,978
Other service charges and fees                                  1,560         1,366        3,175         2,745
Mortgage servicing income                                         108            87          561           335
Investment services income                                        317           417          539           712
Trust income                                                      504           532        1,010         1,055
Securities gains                                                  957           214        1,282           592
Other                                                           2,575         1,173        4,195         2,894
                                                             --------      --------     --------      --------
     Total non-interest income                                  8,915         6,650       16,445        13,311

NON-INTEREST EXPENSE
Salaries                                                        7,395         7,390       15,016        14,793
Commissions and incentives                                        852           673        1,957         1,203
Other benefits                                                  1,907         1,426        4,062         2,914
Occupancy                                                       1,533         1,257        3,083         2,590
Equipment                                                       1,078         1,132        2,186         2,221
Professional fees                                               1,131         1,135        2,267         2,120
Processing                                                        859           890        1,694         1,839
Marketing                                                         444           553          788         1,007
Loans held for sale expense                                        --           496            1         1,439
Amortization of intangible assets                                 405           405          810           812
Other                                                           5,402         3,287        9,513         6,425
                                                             --------      --------     --------      --------
     Total non-interest expense                                21,006        18,644       41,377        37,363
                                                             --------      --------     --------      --------
Income before income taxes                                      3,800         7,707        7,214        14,001
Income taxes (benefit)                                           (513)        1,570       (1,028)        2,557
                                                             --------      --------     --------      --------
NET INCOME                                                   $  4,313      $  6,137     $  8,242      $ 11,444
                                                             ========      ========     ========      ========

Unaudited Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)


                                                              Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                             ----------------------     ----------------------
                                                               2003          2002         2003          2002
                                                             --------      --------     --------      --------
Earnings per share:
     Basic                                                   $   0.25      $   0.36     $   0.48      $   0.67
     Diluted                                                     0.25          0.36         0.48          0.67

Weighted average shares outstanding:
     Basic                                                     17,286        17,275       17,284        17,272
     Diluted                                                   17,287        17,298       17,285        17,284

Dividends per share                                             0.235         0.235        0.470         0.470

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                    Three Months Ended          Six Months Ended
                                                                                          June 30,                  June 30,
                                                                                   ----------------------    ----------------------
                                                                                     2003          2002        2003          2002
                                                                                   --------      --------    --------      --------
Net income                                                                         $  4,313      $  6,137    $  8,242      $ 11,444

Other comprehensive income, net of tax:
    Unrealized gain on securities:
      Unrealized gain arising in period                                               4,621         9,658       7,321         8,921
      Reclassification of realized amounts                                             (569)         (127)       (762)         (352)
                                                                                   --------      --------    --------      --------
      Net unrealized gain on securities                                               4,052         9,531       6,559         8,569
                                                                                   --------      --------    --------      --------

    Unrealized gain (loss) on derivative hedging instruments arising in period          177          (603)        352          (236)
                                                                                   --------      --------    --------      --------

Net unrealized gain, recognized in other comprehensive income                         4,229         8,928       6,911         8,333
                                                                                   --------      --------    --------      --------

Comprehensive income                                                               $  8,542      $ 15,065    $ 15,153      $ 19,777
                                                                                   ========      ========    ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except for per share data)

                                                                                                          Accumulated
                                                                                                             Other
                                             Common      Common     Capital     Retained    Unearned     Comprehensive
                                             Shares      Stock      Surplus     Earnings  Compensation       Income       Total
                                           ----------   --------  ----------  ----------  ------------   -------------  ----------
BALANCE AT DECEMBER 31, 2002               17,291,368   $ 17,291  $  125,467  $   82,011   $     (147)     $    7,978   $  232,600
                                           ----------   --------  ----------  ----------   ----------      ----------   ----------

Net income                                         --         --          --       8,242           --              --        8,242
Cash dividend declared ($0.235 per share)          --         --          --      (8,129)          --              --       (8,129)
Change in unrealized gain/loss on:
    Securities                                     --         --          --          --           --           6,559        6,559
    Interest rate swaps                            --         --          --          --           --             352          352
Grant of restricted stock                      12,414         13         199          --         (212)             --           --
Unearned compensation amortization                 --         --          --          --           61              --           61
                                           ----------   --------  ----------  ----------   ----------      ----------   ----------

BALANCE AT JUNE 30, 2003                   17,303,782   $ 17,304  $  125,666  $   82,124   $     (298)     $   14,889   $  239,685
                                           ----------   --------  ----------  ----------   ----------      ----------   ----------

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                    Six Months Ended
                                                                         June 30,
                                                                  2003            2002
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $   8,242      $  11,444
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Federal Home Loan Bank stock dividends                             (46)           (97)
   Amortization and depreciation                                    6,610          7,553
   Employee benefit expenses                                           61             61
   Provision for loan losses                                        2,835            830
   Net securities gains                                            (1,282)          (592)
   Loss on sale of premises and equipment                              44             13
   (Gain) loss on sale of other real estate owned                     (29)            31
   Loss on low-income housing investments                             331            323
   Net gain on sale of loans held for sale                         (1,171)          (457)
   Proceeds from sale of loans held for sale                      112,269         91,991
   Origination of loans held for sale                            (100,655)       (62,733)
   (Increase) decrease in other assets                              2,721         (2,037)
   Decrease in other liabilities                                  (75,124)        (3,848)
                                                                ---------      ---------
  Net cash flows provided by (used in) operating activities       (45,194)        42,482
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale         103,103        206,693
Proceeds from sales of securities available for sale              124,996        294,921
Purchase of securities available for sale                        (290,314)      (482,938)
(Increase) decrease in loans made to customers                    (81,022)        14,079
Purchase of premises and equipment                                 (1,938)        (1,692)
Proceeds from sale of premises and equipment                          783             31
Proceeds from sale of other real estate owned                         730          1,187
                                                                ---------      ---------
  Net cash flows provided by (used in) investing activities      (143,662)        32,281
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                31,386       (124,180)
Termination fee on interest rate swap                                  --           (783)
Net increase in short-term borrowed funds                         169,335         16,791
Proceeds from long-term borrowings                                 17,000             --
Repayment of long-term borrowings                                 (17,365)       (15,161)
Proceeds from trust preferred securities                           34,500             --
Repayment of trust preferred securities                           (34,500)            --
Dividends paid                                                     (8,127)        (8,124)
Proceeds from exercise of stock options                                --            140
                                                                ---------      ---------
  Net cash flows provided by (used in) financing activities       192,229       (131,317)
                                                                ---------      ---------
Net increase (decrease) in cash and cash equivalents                3,373        (56,554)
                                                                ---------      ---------
Cash and cash equivalents at beginning of period                   70,533        182,096
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $  73,906      $ 125,542
                                                                =========      =========

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                      2003         2002
                                                                                    --------     --------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized gain on securities available for sale            $ 11,029     $ 14,408
Change in deferred taxes attributable to securities available for sale                 4,470        5,678
Change in fair value of derivative instruments                                            --         (376)
Other real estate acquired in settlement of loans                                        219        1,416

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Company"). At June 30, 2003, the Company's subsidiaries consisted of a commercial bank, Integra Bank N.A. (the "Bank"), a reinsurance company and statutory business trusts that have issued mandatorily redeemable preferred capital securities (trust preferred securities) which are unconditionally guaranteed by the Company. In May 2003, the Company merged its property management company into the parent company and formed a reinsurance company. In June 2003, the Company created a statutory business trust that issued trust preferred securities in that month. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also provides for disclosures in interim financial statements as well as compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company is currently assessing the possible adoption.

Stock options are accounted for following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs been determined based on fair values of awards on the grant date (the method described in SFAS No. 123) reported net income and earnings per common share would have been reduced to the pro forma amounts shown below.

                            Three Months Ended            Six Months Ended
                                 June 30,                      June 30,
                            2003           2002           2003           2002
                         ----------     ----------     ----------     ----------
Net income:
    As reported          $    4,313     $    6,137     $    8,242     $   11,444
    Proforma                  4,032          6,125          7,921         10,871

Earnings per share:
    Basic
         As reported     $     0.25     $     0.36     $     0.48     $     0.67
         Proforma              0.23           0.35           0.46           0.63
    Diluted
         As reported     $     0.25     $     0.36     $     0.48     $     0.67
         Proforma              0.23           0.35           0.46           0.63

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities ("VIEs"). FIN 46 provides that business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interest. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs of the Company beginning July 1, 2003. Management is currently assessing the impact of FIN 46 and does not expect that it will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is effective for the Company beginning July 1, 2003. Management is currently assessing the impact of SFAS No. 150 and does not expect that it will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2.  EARNINGS PER SHARE

The calculation of earnings per share as of June 30 is summarized as follows:

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                June 30,
                                                  -------------------     -------------------
                                                   2003        2002        2003        2002
                                                  -------     -------     -------     -------
Net income                                        $ 4,313     $ 6,137     $ 8,242     $11,444
                                                  =======     =======     =======     =======

  Weighted average shares outstanding - Basic      17,286      17,275      17,284      17,272
  Stock option adjustment                               1          23           1          12
                                                  -------     -------     -------     -------
  Average shares outstanding - Diluted             17,287      17,298      17,285      17,284
                                                  =======     =======     =======     =======

Earnings per share-Basic                          $  0.25     $  0.36     $  0.48     $  0.67
  Effect of stock options                              --          --          --          --
                                                  -------     -------     -------     -------
Earnings per share-Diluted                        $  0.25     $  0.36     $  0.48     $  0.67
                                                  =======     =======     =======     =======

On June 30, 2003, there were vested options outstanding to purchase up to 568 shares of the Company's common stock. The exercise price of all the vested options exceeded the stock's closing price as of June 30, 2003.

NOTE 3. SECURITIES

All investment securities are held as available for sale.
Amortized cost and fair value of securities classified as available for sale as of June 30, 2003 and December 31, 2002 are as follows:

                                                              Gross           Gross
                                          Amortized        Unrealized       Unrealized         Fair
June 30, 2003                                Cost             Gains           Losses            Value
-------------                             ----------       ----------       ----------       ----------
U.S. Government agencies                  $   15,000       $      193       $       --       $   15,193
Mortgage-backed securities                   188,192            5,733               --          193,925
Collateralized Mortgage Obligations          587,680            4,995               11          592,664
States & political subdivisions              136,061            9,892              588          145,365
Federal Reserve Stock                          4,924               --               --            4,924
Federal Home Loan Bank Stock                  27,903               --               --           27,903
Other securities                              68,649            5,670              138           74,181
                                          ----------       ----------       ----------       ----------
    Total                                 $1,028,409       $   26,483       $      737       $1,054,155
                                          ==========       ==========       ==========       ==========

                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized       Fair
December 31, 2002                           Cost           Gains          Losses        Value
-----------------                         ---------     ----------     ----------      --------
U.S. Government agencies                  $ 15,422       $     15       $     --       $ 15,437
Mortgage-backed securities                 362,452          7,001             48        369,405
Collateralized Mortgage Obligations        330,073             31             --        330,104
States & political subdivisions            141,097          6,638            521        147,214
Federal Reserve Stock                        4,905             --             --          4,905
Federal Home Loan Bank Stock                27,858             --             --         27,858
Other securities                            85,738          3,002          1,400         87,340
                                          --------       --------       --------       --------
    Total                                 $967,545       $ 16,687       $  1,969       $982,263
                                          ========       ========       ========       ========

The amortized cost and fair value of the securities as of June 30, 2003, by contractual maturity, except for mortgaged-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                 Maturity      1 - 5 Years      5 - 10 Years        Over 10 Years
                              Under 1 Year       Maturity         Maturity             Maturity                Total
                             --------------  ---------------   ---------------    -----------------    -------------------
                              Amount  Yield   Amount   Yield    Amount   Yield     Amount     Yield      Amount      Yield
                             -------  -----  --------  -----   --------  -----    --------   ------    ----------   ------
U. S. Government agencies    $    --    --%  $ 15,000   3.05%  $     --     --%   $     --       --%   $   15,000    3.05%
Mortgage-backed securities        --    --%   146,648   5.38%    41,544   5.29%         --       --%      188,192    5.36%
Collateralized Mortgage
    Obligations                   --    --%   536,856   3.84%    49,824   3.82%      1,000     2.63%      587,680    3.83%
States & subdivisions         10,666  5.89%    22,927   6.86%    33,845   6.74%     68,623     7.13%      136,061    6.89%
Federal Reserve Stock             --    --%        --     --%        --     --%      4,924     6.00%        4,924    6.00%
Federal Home Loan
    Bank Stock                    --    --%        --     --%        --     --%     27,903     5.60%       27,903    5.60%
Other securities                  --    --%        --     --%        --     --%     68,649     6.71%       68,649    6.71%
                             -------  ----   --------   ----   --------   ----    --------   ------    ----------   -----

Amortized Cost               $10,666  5.89%  $721,431   4.23%  $125,213   5.10%   $171,099     6.65%   $1,028,409    4.76%
                             =======  ====   ========  =====   ========   ====    ========   ======    ==========   =====
Fair Value                   $10,236         $731,810          $129,487           $182,622             $1,054,155
                             =======         ========          ========           ========             ==========

Note:  The yield is calculated on a federal-tax-equivalent basis.

At June 30, 2003 and December 31, 2002, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $647,373 and $539,775, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at June 30, 2003 were:

                                               Gross                            Net
                                              Carrying      Accumulated       Carrying
                                               Amount       Amortization       Amount
                                           -------------   -------------    -------------
Core deposits (Amortizing)                 $      17,080   $      (5,961)   $      11,119
Goodwill (Non-amortizing)                         44,159              --           44,159
                                           -------------   -------------    -------------
Total intangible assets                    $      61,239   $      (5,961)   $      55,278
                                           =============   =============    =============

All of the intangible assets relate to the banking operating segment.

NOTE 5. SHORT-TERM BORROWINGS

Short-term borrowings include Federal funds purchased, Federal Home Loan Bank advances, and securities sold under repurchase agreements with remaining maturities of less than one year.

NOTE 6. LONG-TERM BORROWINGS

Included in long-term borrowings are $498,121 in advances from Federal Home Loan Banks, with remaining maturities of over one year, to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. The Bank at June 30, 2003 had pledged collateral in the form of mortgage-backed securities and mortgage loans to secure these advances and satisfy collateral requirements. The following table summarizes the FHLB advances with remaining maturities of over one year:

                                   June 30, 2003
                                   -------------
Convertible advances                 $427,000
Fixed maturity advances                55,000
Amortizing and other advances          16,121
                                     --------
  Total                              $498,121
                                     ========

An aggregate of $427,000 of these are advances that may be converted at the option of the FHLB from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, the Bank has the option to prepay such converted advances at par value. The following table summarizes key information relating to these advances, including amount outstanding, maturity date, interest rate and conversion date:

          Amount   Maturity Date   Interest Rate   First Conversion Date
        ---------  -------------   -------------   ---------------------
        $  25,000    09/26/05          6.00%              09/26/01
           25,000    10/05/05          5.95%              10/05/01
           25,000    11/30/05          5.65%              02/28/01
           25,000    03/01/06          6.28%              09/04/01
           25,000    03/03/06          6.37%              09/04/01
           30,000    03/29/06          6.44%              10/01/01
           15,000    02/02/07          6.50%              02/04/02
            5,000    02/14/07          6.60%              02/14/02
           10,000    02/14/07          6.60%              02/14/02
           10,000    02/14/07          6.60%              02/14/02
           30,000    05/05/07          6.65%              05/06/02
           25,000    05/14/07          6.65%              11/14/01
           25,000    10/15/07          6.00%              10/15/02
           25,000    10/29/07          5.85%              10/28/02
           25,000    02/05/08          4.63%              08/05/02
            2,000    02/25/08          5.60%              02/25/03
           25,000    08/16/10          6.10%              08/16/02
           25,000    08/23/10          6.10%              08/21/02
           25,000    09/08/10          5.93%              09/09/02
           25,000    10/27/10          5.98%              10/27/01
           25,000    07/28/07          6.50%       No longer convertible
           30,000    05/01/09          6.63%       No longer convertible
        ---------                      ----
        $ 482,000                      6.15%
        =========                      ====

Also included in long-term borrowings are $85,000 in repurchase agreements with remaining maturities of longer than one year. The Bank borrows these funds under a master repurchase agreement. The following table summarizes information on these repurchase agreements, including amount outstanding, maturity date and interest rate:

 Amount     Maturity Date   Interest Rate
-------     -------------   -------------
$25,000        03/13/06        4.98%
 25,000        05/03/06        4.70%
 10,000        05/07/06        4.66%
 25,000        05/22/06        4.75%
-------                        ----
$85,000                        4.79%
=======                        ====

Subordinated debt of $10,000 is also included in long-term borrowings at June 30, 2003.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company is party to legal actions that arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The commitments and contingent liabilities not reflected in the consolidated financial statements were $292,884 and $379,207 at June 30, 2003 and December 31, 2002, respectively.

NOTE 8. INTEREST RATE CONTRACTS

During 2001, the Corporation entered into $75,000 notional amount of interest rate swap agreements to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Corporation to pay fixed rates of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR. The swaps were scheduled to mature on or prior to September 10, 2004. The Corporation terminated these swaps in the period of June and July 2002. The cost, net of tax, to terminate these transactions was $1,121. This cost is recorded as a component of accumulated other comprehensive income and will be amortized over the remaining original term of the agreement. As of June 30, 2003, the remaining balance in accumulated other comprehensive income was $424.

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

During the first quarter of 2003, the Corporation entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its long term repurchase agreements from fixed rate to variable rate as part of its balance sheet management strategy. The interest rate swaps require the Corporation to pay a variable rate based on three-month LIBOR and receive a fixed rate of interest ranging from 2.60% to 2.72%. The interest rate swaps expire on or prior to May 22, 2006.

NOTE 9. SEGMENT INFORMATION

The Company operates one reporting line of business: Banking. Banking services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. Other includes the operating results of the Parent Company and its non-bank subsidiaries, including Integra Capital Trust I, Integra Capital Trust II, Integra Capital Statutory Trust III (formed in June
2003), Integra Reinsurance Company LTD (formed in May 2003), and its property management company, Twenty-One Southeast Third Corporation (merged into the parent company in May 2003). The Company evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. The following tables present selected segment information for Banking and other operating units.

Three months ended June 30, 2003     Banking         Other        Eliminations       Total
--------------------------------     -------        -------       ------------      -------
Interest income                      $35,970        $ 1,105         $(1,064)        $36,011
Interest expense                      17,418          2,166          (1,064)         18,520
                                     -------        -------         -------         -------
Net interest income                   18,552         (1,061)             --          17,491
Provision for loan losses              1,600             --              --           1,600
Non-interest income                    8,859          6,035          (5,979)          8,915
Non-interest expense                  19,283          1,739             (16)         21,006
                                     -------        -------         -------         -------
Income before taxes                  $ 6,528        $ 3,235         $(5,963)        $ 3,800
                                     =======        =======         =======         =======

Six months ended June 30, 2003             Banking            Other           Eliminations          Total
------------------------------            ----------        ----------        ------------        ----------
Interest income                           $   72,273        $    2,207         $   (2,140)        $   72,340
Interest expense                              35,243             4,256             (2,140)            37,359
                                          ----------        ----------         ----------         ----------
Net interest income                           37,030            (2,049)                --             34,981
Provision for loan losses                      2,835                --                 --              2,835
Non-interest income                           16,404            10,673            (10,632)            16,445
Non-interest expense                          39,439             1,969                (31)            41,377
                                          ----------        ----------         ----------         ----------
Income before taxes                       $   11,160        $    6,655         $  (10,601)        $    7,214
                                          ==========        ==========         ==========         ==========

Other segment information:
   Segment assets at June 30, 2003        $2,985,378        $  356,965         $ (348,701)        $2,993,642
                                          ==========        ==========         ==========         ==========

Three months ended June 30, 2002     Banking         Other       Eliminations        Total
--------------------------------     -------        -------      ------------       -------
Interest income                      $43,060        $ 1,322         $(1,235)        $43,147
Interest expense                      22,292          2,209          (1,235)         23,266
                                     -------        -------         -------         -------
Net interest income                   20,768           (887)             --          19,881
Provision for loan losses                180             --              --             180
Non-interest income                    6,523          6,781          (6,654)          6,650
Non-interest expense                  18,582             80             (18)         18,644
                                     -------        -------         -------         -------
Income before taxes                  $ 8,529        $ 5,814         $(6,636)        $ 7,707
                                     =======        =======         =======         =======

Six months ended June 30, 2002             Banking            Other           Eliminations          Total
------------------------------            ----------        ----------        ------------        ----------
Interest income                           $   86,720        $    2,680         $   (2,532)        $   86,868
Interest expense                              46,007             4,510             (2,532)            47,985
                                          ----------        ----------         ----------         ----------
Net interest income                           40,713            (1,830)                --             38,883
Provision for loan losses                        830                --                 --                830
Non-interest income                           13,188            12,719            (12,596)            13,311
Non-interest expense                          37,093               303                (33)            37,363
                                          ----------        ----------         ----------         ----------
Income before taxes                       $   15,978        $   10,586         $  (12,563)        $   14,001
                                          ==========        ==========         ==========         ==========

Other segment information:
   Segment assets at June 30, 2002        $2,908,328        $  356,595         $ (339,091)        $2,925,832
                                          ==========        ==========         ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except for share data)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries (the "Company") as presented in the preceding condensed consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "may," "will," "should," "would," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "intend," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: management's ability to reduce and effectively manage interest rate risk; fluctuations in the value of the Company's investment securities; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations affecting financial institutions; and competition. The Company undertakes no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report.

As discussed in our 2002 annual report, Integra Bank Corporation continuously strives to build a better company. There are four primary strategies currently employed in this endeavor. The first strategy focuses on continuous improvement of our banking operations or our "core bank". Execution of this strategy will be evidenced by achieving an acceptable risk adjusted rate of return within the loan portfolio, acceptable loan and deposit growth trends and pricing, refinement and enhancement of existing products, the development of new products to meet our customers evolving needs, and disciplined expense management. The second strategy focuses on continuous improvement of our balance sheet management and other financial management functions. Progress will be demonstrated through net interest margin stability and predictability, and strong liquidity and capital management. The third strategy focuses on expanding our product and service distribution into higher growth and/or more diversified markets. Progress may occur through some combination of de novo banking center building, selective acquisitions or sales, and through developing and enhancing delivery channels that transcend physical limitations. The fourth strategy focuses on identifying and developing new lines of businesses or services that provide superior growth or profitability characteristics. This strategy would also include optimizing existing or potential synergies that exist within our current or potential customer base.

Management monitors and modifies these strategies depending on evolving market conditions, customer needs or preferences and other considerations.

OVERVIEW

Net income for the quarter ended June 30, 2003 was $4,313 compared to $6,137 for the same period of 2002. Earnings per share, on a diluted basis, were $0.25 for the second quarter of 2003 compared to $0.36 in 2002.

Net income for the six months ended June 30, 2003 was $8,242 compared to $11,444 for the same period of 2002. Earnings per share, on a diluted basis, were $0.48 for the first half of 2003 compared to $0.67 in 2002.

Net interest income was $17,491 during the three months ended June 30, 2003 compared to $19,881 for the three months ended June 30, 2002. The net interest margin decreased 40 basis points to 2.77% during the second quarter of 2003 from 3.17% during the second quarter of 2002. Provision for loan losses was $1,600 for the three months ended June 30, 2003 compared to $180 for the same period one year ago. Non-interest income increased $2,265 to $8,915 compared to the second quarter of 2002. Non-interest expense increased $2,362 to $21,006 from the same period in 2002.

Annualized returns on average assets and equity for the three months ended June 30, 2003 were 0.59% and 7.25%, respectively, compared with 0.85% and 10.93% in the same period of 2002.

On a year-to-date basis, net interest income was $34,981 for the six-month period ending June 30, 2003, a decrease of $3,902, or 10.0%, compared to $38,883 for the first six months of 2002. The net interest margin was 2.80% during the first half of 2003 compared to 3.07% during the first half of 2002. Provision for loan losses was $2,835 for the six months ended June 30, 2003 compared to $830 for the same period one year ago. Non-interest income increased $3,134, or 23.5%, to $16,445 compared to the first six months of 2002. Non-interest expenses increased $4,014 to $41,377 for the same period.

Annualized returns on average assets and equity for the first half of 2003 were 0.57% and 7.02%, respectively, compared with 0.78% and 10.25%, respectively in the same period of 2002.

During the second quarter, the Company issued $10,000 of subordinated debt and refinanced $34,500 of trust preferred securities.

Total assets at June 30, 2003 grew $67,810 to $2,993,642 from $2,925,832 at June
30, 2002.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. The Company considers its critical accounting policies to include the following:

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

Loans are considered impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due in accordance with the contractual terms. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less estimated cost to liquidate. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated affect the required level of the allowance for loan losses and the associated provision for loan losses.

Estimation of Fair Value: The estimation of fair value is significant to several of the Company's assets, including loans held for sale, investment securities available for sale, mortgage servicing rights, other real estate owned, as well as fair values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for securities available for sale are based on quoted market prices, when available. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities provided by third parties. The fair values for loans held for sale are based upon quoted market values, when available, or values were provided by a third party. The fair values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. The fair values of derivative financial instruments are estimated based on current market quotes. The fair value of goodwill is estimated based on the reporting assets or the combined entity. Goodwill is tested annually for impairment. Intangible assets that have finite useful lives continue to be amortized over the useful lives.

NET INTEREST INCOME

Net interest income was $17,491 for the three months ended June 30, 2003 compared with $19,881 for the same period in 2002. On a year-to-date basis, net interest income was $34,981 for the six months ended June 30, 2003 compared with $38,883 for the same period in 2002. The net interest margin for the three months ended June 30, 2003 was 2.77% compared to 3.17% for the same period one year ago. The net interest margin for the six months ended June 30, 2003 was 2.80% compared to 3.07% for the same period one year ago. The majority of the decline in margin is attributable to assets repricing or prepaying at a rate faster than liabilities repriced in a lower rate environment. In addition, during the second quarter of 2002, $255 in interest income was recovered on a non-performing loan that had been sold.

Average earning assets were $2,706,152 for the second quarter of 2003 compared to $2,667,107 for the second quarter of 2002 an increase of $39,045. Larger loan balances offset reductions in portfolio and short-term investments. Yields on earning assets decreased from 6.67% to 5.54% for the same period. Interest rates have fallen steadily throughout the time period. Average earning assets decreased $36,377 from $2,708,616 for the first six months of 2002 to $2,672,239 for the first six months of 2003.

Average loan balances were $1,673,775 during the second quarter of 2003 compared to $1,582,728 during the second quarter of 2002. All loan categories had increases for the second quarter of 2003 compared to the same period for 2002:
Commercial loans increased $17,743 to $925,345, Consumer loans increased $38,971 to $343,551, and Mortgage loans increased $34,333 to $404,879. Total interest income on loans decreased $2,307 during the second quarter of 2003 compared to 2002 as the decline in loan yields more than offset the impact of greater volume. The yield on loans was 6.11% for the second quarter of 2003 compared to 7.15% for the same period of 2002. This was a result of customers refinancing higher yielding loans to obtain lower rates, loan yields tied to floating rate indices fell, and maturing loans repriced at lower rates. Average loans were $1,648,328 during the first six months of 2003 compared to $1,580,655 during the first six months of 2002, an increase of $67,673 or 4.3%. Consumer loans and mortgage loans, on an average basis, experienced growth of $42,876 and $32,070, respectively, for the six months of 2003 compared to the same period of 2002, while commercial loans, on an average basis, decreased $7,273 for the same periods. The yield on loans was 6.21% for the first six months of 2003 compared to 7.21% for the same period of 2002.

Average investment securities were $1,020,431 during the second quarter of 2003 compared to $1,022,947 during the second quarter of 2002. This includes a market value adjustment of $22,087 and $6,606, respectively for each quarter. The yield on securities declined to 4.60% during the second quarter of 2003 from 6.08% during the same period in 2002. The Company sold $70 million in mortgage-backed securities during the second quarter of 2003, which generated a gain of $957. These proceeds were reinvested in structured mortgage-backed securities with more predictable cashflows and yields. Average investment securities decreased $3,012, or 0.3%, to $1,010,571 during the first half of 2003 compared to $1,013,583 during the first half of 2002. The yield on securities declined to 4.71% during the first half of 2003 from 6.04% during the first half of 2002. Due to steadily falling rates through the period and a reduced risk tolerance, the Company has generally replaced maturing, called or sold securities with investments with lower yields.

Other earning assets decreased $49,486 during the second quarter of 2003 compared to the same period of 2002. The decline in other earning assets resulted primarily from a decrease of $25,284 and $24,202 in short term investments and loans held for sale, respectively. Other earning assets decreased $101,038 during the first half of 2003 compared to the same period of 2002. The decline in other earning assets resulted primarily from a decrease of $67,260 and $33,778 in short term investments and loans held for sale, respectively.

Average interest-bearing liabilities were $2,486,554 and $2,462,741 for the three months ended June 30, 2003 and 2002, respectively, an increase of $23,813; while the cost of these funds decreased from 3.79% to 2.99% for the same period. Average interest-bearing liabilities were $2,455,187 and $2,506,834 for the six months ended June 30, 2003 and 2002, respectively.

Average interest bearing deposits decreased $1,185 from $1,602,833 to $1,601,648 while average non-interest-bearing demand deposits increased $11,957, or 6.0%, from $200,721 to $212,678 for the second quarter of 2003 compared to the same period in 2002. As a higher rate promotional certificate of deposit matured in 2002, the Company offered many single service CD customers an opportunity to move their deposits into money market, interest checking and savings accounts along with various annuity products. The declining rate environment and change in deposit product mix resulted in the cost of deposits decreasing from 2.84% to 1.99% for the second quarter of 2003 compared to the second quarter of 2002. Average interest bearing deposits were $1,598,622 during the first six months of 2003 compared to $1,643,780 during the first six months of 2002. Non-interest-bearing deposits increased $5,631, or 2.8%, while interest-bearing deposits decreased $45,158, or 2.8%, during this period. The cost of deposits decreased to 2.06% during the first half of 2003 from 2.97% during the first half of 2002.

Average short-term borrowings increased $125,821 from $96,113 to $221,935 for the second quarter of 2003 compared to the same period in 2002. The cost of short-term borrowings declined 131 basis points during this period, to 0.81% for the second quarter of 2003. For the six months of 2003 average short-term borrowings increased $100,812 from $94,328 for the six months of 2002 to $195,140. For the six-month period of 2003 and 2002, the cost of short-term borrowings was 0.87% and 2.12%, respectively. The decline in short-term borrowing yields was the result of repricing of federal funds purchased and short-term repurchase agreements to lower market rates throughout 2003.

Average long-term borrowings decreased $100,825 from $763,795 to $662,970 for the second quarter of 2003 compared to the same period in 2002. The cost of long-term borrowings increased 12 basis points from 6.00% during the second quarter of 2002 to 6.12% for the same period of 2003. For the six months period of 2003 average long-term borrowings decreased $107,302 from $768,727 in 2002 to $661,425 and long-term borrowing costs were 5.97% and 6.14% for the same time periods. The higher yield was primarily the result of extinguishing $90,000 in long-term debt in the second half of 2002 prior to scheduled maturity which had yields lower than the average rate for long-term borrowings. In April 2003 the Company issued $10,000 of subordinated debt with a floating rate of 4.49% for the second quarter of 2003. In late June 2003 the Company called $34,500 of Trust Preferred securities at par which had a fixed rate of 8.25%. The company financed the call by issuing $34,500 of new, floating rate Trust Preferred securities which had an initial yield of 4.16%.

                                                         Three Months Ended               Six Months Ended
                                                       June 30,        June 30,        June 30,        June 30,
Net Interest Margin Analysis                             2003            2002            2003            2002
----------------------------                           --------        --------        --------        --------
Yields (federal-tax-equivalent)
     Loans                                                6.11%           7.15%           6.21%           7.21%
     Securities                                           4.60            6.08            4.71            6.04
     Other earning assets                                 3.57            1.89            4.08            2.04
                                                       -------         -------         -------         -------
       Total earning assets                               5.54            6.67            5.64            6.63

Cost of funds
     Interest bearing deposits                            1.99            2.84            2.06            2.97
     Other interest bearing liabilities                   4.79            5.57            4.94            5.55
       Total interest bearing liabilities                 2.99            3.79            3.07            3.86
                                                       -------         -------         -------         -------
       Total interest expense to earning assets           2.77            3.50            2.84            3.56
                                                       -------         -------         -------         -------
Net interest margin                                       2.77%           3.17%           2.80%           3.07%
                                                       =======         =======         =======         =======

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2003, was $8,915 compared to $6,650 from the same period in 2002. The increase of $2,265 is primarily attributable to three second quarter 2003 events. First, the Company sold the Owingsville, Kentucky banking center, which no longer met the strategic objectives of the Company. This resulted in a gain of $1,056. This was partially offset by $131 loss from a writedown of certain fixed assets. Second, due to the continuing low interest rate environment many consumers have refinanced mortgage loans into fixed and adjustable rate mortgages. The Company, which sells the majority of its fixed rate residential mortgage loans, reported a $494 increase in gain on sale of loans for the second quarter of 2003. Mortgage servicing income increased $21 in the second quarter of 2003, net of a $220 impairment charge due to consumers refinancing and prepayment activity. Finally, the Company sold $70,000 of mortgage-backed securities. This resulted in a gain of $957 during the second quarter of 2003, which was an increase in security gains of $743 compared with the same period of 2002.

Non-interest income for the six months ended June 30, 2003 was $16,445 compared to $13,311 from the same period in 2002. In addition to the above mentioned items, the Company experienced an increase in service charges on deposits and other service charges which offset a decrease in trust, investment services, and other income.

                                          Three Months Ended                                Six Months Ended
                                                June 30,               Increase                  June 30,                Increase
Non-Interest Income                      2003            2002         (Decrease)          2003            2002          (Decrease)
-------------------                    --------        --------       ----------        --------        --------        ----------
Service charges on deposit accounts    $  2,894        $  2,861        $     33         $  5,683        $  4,978         $    705
Other service charges and fees            1,560           1,366             194            3,175           2,745              430
Mortgage servicing income                   108              87              21              561             335              226
Investment services income                  317             417            (100)             539             712             (173)
Trust income                                504             532             (28)           1,010           1,055              (45)
Gain on sale of loans                       623             129             494            1,171             457              714
Gain (loss) on sale of other assets         951              37             914            1,082              (3)           1,085
CSV life insurance income                   493             419              74              981             984               (3)
Securities gains                            957             214             743            1,282             592              690
Other                                       508             588             (80)             961           1,456             (495)
                                       --------        --------        --------         --------        --------         --------
     Total non-interest income         $  8,915        $  6,650        $  2,265         $ 16,445        $ 13,311         $  3,134
                                       ========        ========        ========         ========        ========         ========

Service charges on deposit accounts increased $705, or 14.2% during the first six months of 2003 compared to the same period one year ago. This was caused by, new fee sources, including an enhanced overdraft protection service which was initiated in the second quarter of 2002, greater product and service usage, and reduced deposit fee waivers.

Other service charges and fees increased $430, from $2,745 for the six months of 2002 to $3,175 for the six months of 2003. Mortgage servicing fees for the six months ended June 30, 2003 were $561 compared to $335 for the comparable period of 2002 due to demand for new and refinanced residential mortgages.

Revenues from the sale of investment services, brokerage and annuity products, decreased $173 during the first six months of 2003 compared to 2002. In the first six months of 2002, higher rate promotional certificates of deposit matured. The declining rate environment shifted some depositors' preferences to annuities.

Other non-interest income decreased $495 from $1,456 for the six months of 2002 to $961 for the period ending June 30, 2003. In 2002 the Company wrote covered call option contracts and recorded fee income for the six months of 2002 of $402. Effective April 30, 2002, the Company ceased writing covered call option contracts.

NON-INTEREST EXPENSE

Non-interest expense increased $2,362 in the second quarter of 2003 compared to the same period in 2002. On a year-to-date basis, non-interest expense increased $4,014 in the first six months of 2003 compared to the first six months of 2002.

Salaries and employee benefits increased $665 for the three months ended June 30, 2003 and $2,125 for six months ended June 30, 2003 compared to the same periods of 2002. This increase was comprised of higher performance-based commissions and incentives, which rose $179 and $754 for the second quarter and six months of 2003, respectively, compared to the same periods of 2002. These performance-based awards are tied to sales of fee-based services and origination of loan and deposit products. Employee benefits expense increased $481 for three months and $1,148 for six months comparing 2003 to 2002. This was primarily due to additional health care expense, greater employee participation in deferred contribution retirement plans and the additional taxes on the increase in the commissions and incentives. Health insurance rose $530 for the second quarter and $1,194 for the six months ended June 30, 2003 compared to the same periods in 2002.

Occupancy expense increased $276 for the second quarter of 2003 and $493 for the first six months of 2003 compared to the same periods of 2002. The Company sublet a portion of the headquarters building to a third party in 2002. This rental income offset occupancy expense. In the second quarter of 2002 the third party moved and Integra Bank N.A. (the "Bank") occupied the floor.

Low Income Housing Project ("LIHP") operating losses increased $525 to $712 for the second quarter of 2003 compared to $187 for the same period of 2002. For the six months ended June 30 2003 LIHP was $1,433 compared to $323 for the same period in 2002. In the fourth quarter of 2002 the Company increased its investment in a LIHP. Currently, the Company has $18,942 in LIHP investments. An investment grade third party guarantees the investment's overall return. This operating loss is more than offset by a tax credit, thus lowering the Company's tax liability and effective tax rate.

In the fourth quarter of 2001, the Company wrote down and designated $58,571 in loans as available for sale. In the second quarter of 2002, the Company recorded $496 of expenses related to the sale of some of these loans and $1,439 for the six months of 2002. In the second quarter of 2003, there was no expense recorded relating to the loan sale project and only $1 for the first six months of 2003.

In the second quarter of 2003, one of the Company's subsidiaries issued $34,500 of floating rate trust preferred securities. The Company used the proceeds to redeem $34,500 of fixed rate trust preferred securities. The expenses associated with this redemption were $1,400.

Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but rather are subject to testing for impairment. For the first six months of 2003 the Company experienced no impairment. The Company continues to amortize core deposit intangibles.

                                            Three Months Ended                            Six Months Ended
                                                 June 30,              Increase               June 30,              Increase
Non-Interest Expense                      2003            2002        (Decrease)         2003          2002        (Decrease)
--------------------                     -------        -------       ----------       -------        -------      ----------
Salaries                                 $ 7,395        $ 7,390        $     5         $15,016        $14,793        $   223
Commissions and incentives                   852            673            179           1,957          1,203            754
Other benefits                             1,907          1,426            481           4,062          2,914          1,148
Occupancy                                  1,533          1,257            276           3,083          2,590            493
Equipment                                  1,078          1,132            (54)          2,186          2,221            (35)
Professional fees                          1,131          1,135             (4)          2,267          2,120            147
Telephone expense                            540            464             76           1,094          1,017             77
Marketing                                    444            553           (109)            788          1,007           (219)
Processing                                   859            890            (31)          1,694          1,839           (145)
LIHP operating losses                        712            187            525           1,433            323          1,110
Loans held for sale expense                   --            496           (496)              1          1,439         (1,438)
Amortization of intangible assets            405            405             --             810            812             (2)
Trust Preferred expense                    1,420             20          1,400           1,440             40          1,400
Other                                      2,730          2,616            114           5,546          5,045            501
                                         -------        -------        -------         -------        -------        -------
     Total non-interest expense          $21,006        $18,644        $ 2,362         $41,377        $37,363        $ 4,014
                                         =======        =======        =======         =======        =======        =======

INCOME TAX EXPENSE

Income tax benefit was $513 and $1,028 for the three months and six months ended June 30, 2003, respectively compared with a $1,570 and $2,557 expense for the same period in 2002. The effective tax rates were (14.3%) and 18.3% for the six months ended June 30, 2003 and 2002, respectively. Income from tax exempt or tax-preferred sources, including interest on municipal loans and investments, bank-owned life insurance and dividends on tax-preferred securities increased in terms of percent of total pretax income to 80.7% in the first six months of 2003 compared to 47.7% in the first six months of 2002. The Company increased its investment in LIHP near the end of 2002 which has generated a credit of $1,638 for the period ending June 30, 2003 compared to $587 for first six months of 2002.

FINANCIAL POSITION

Total assets at June 30, 2003 were $2,993,642, an increase of $135,904 compared to $2,857,738 at December 31, 2002.

SECURITIES

Total investment securities available for sale were $1,054,155 on June 30, 2003 and $982,263 at December 31, 2002. These securities represent the second largest earning asset component after loans. The Company currently has no investment securities classified as held to maturity. The portfolio's balances were $14,718 higher at December 31, 2002. The market value of the investment securities available for sale on June 30, 2003 was $25,747 higher than the amortized cost. During the quarter, the portfolio composition has been managed to reduce prepayment and extension risks. The majority of portfolio holdings are in adjustable rate mortgage ("ARM"s) passthrough securities and collateralized mortgage obligations ("CMO"s). Inherent these products are prepayment risk, which occurs when borrowers prepay their obligations. Changes in interest rates contribute to the borrower's decision to prepay the mortgage. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates. The Company's management constantly reviews the composition of the securities portfolio, taking into account market risks and the interest rate environment. In the second quarter of 2003, the Company sold $70 million of mortgage-backed securities and reinvested the proceeds in more structured mortgage-backed securities with more predictable cashflows and yields.

LOANS

Total loans at June 30, 2003, were $1,684,353 compared to $1,606,155 at December 31, 2002. On June 19, 2003, the Company sold the Owingsville banking center with approximately $5,383 in loans. Loans secured by real estate have increased $3,816 since year-end 2002 as customers continue to take advantage of lower mortgage rates and refinancing opportunities. Commercial and industrial loans increased $29,966, or 9.6%, since year-end. Management believes that the Company's improved underwriting process has resulted in the origination of higher quality commercial loans. Consumer loans increased $21,172, or 14.3% since December 31, 2002.

LOAN PORTFOLIO

                                           June 30,        December 31,
                                             2003              2002
                                          ----------       ------------
Real estate loans                         $1,117,220        $1,113,404
Commercial, industrial, and
    agricultural loans                       340,706           310,740
Economic development loans and
    other obligations of state and
    political subdivisions                    30,124            18,104
Consumer loans                               168,769           147,597
Leasing                                        6,642             7,366
All other loans                               20,892             8,944
                                          ----------        ----------

    Total loans                           $1,684,353        $1,606,155
                                          ==========        ==========

ASSET QUALITY

The allowance for loan losses is the amount which, in management's opinion, is adequate to absorb probable inherent loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions. Loans that are deemed to be uncollectible are charged-off to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is expensed to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable losses based on management's ongoing evaluation of the loan portfolio.

The allowance for loan losses was $24,862 at June 30, 2003, representing 1.48% of total loans compared with $24,438 at June 30, 2002 which represented 1.53% of total loans. Annualized net charge-offs to average loans was 0.30% during the second quarter of 2003 compared to 0.02% for the same period of 2002. On a year-to-date basis, annualized net charge-offs to average loans was 0.32% during the first six months of 2003 compared to 0.03% for the same period of 2002. In late 2001, the Company identified $78,312 of performing and non-performing loans which it intended to sell. These loans were recorded at the lower of cost or market resulting in a write down in 2001. The sale was culminated in 2002. Net recoveries exceeded the carrying value of the loans held for sale by $950 in the second quarter of 2002. In addition, the Company recorded a $400 recovery on one specific commercial credit that resulted in the significantly lower net charge-off rate for the first quarter of 2002. Excluding these items, the net charge-off ratio would have been 0.26% and 0.20% for the three months and for the six months ended June 30, 2002, respectively. The provision for the first six months of 2003 was $2,835, which was an increase compared to 2002 and exceeded net charge-offs by $230. The provision for loan losses totaled $830 for the first half of 2002, exceeding net charge-offs by $570. The allowance for loan losses to non-performing loans was 121.4% at June 30, 2003 compared to 110.1% at December 31, 2002 and 117.9% at June 30, 2002.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                          Three Months Ended                    Six Months Ended
                                               June 30,                            June 30,
                                        2003              2002              2003              2002
                                      --------          --------          --------          --------
Beginning Balance                     $ 24,521          $ 24,330          $ 24,632          $ 23,868
Loans charged off                       (1,962)           (1,432)           (3,938)           (2,260)
Recoveries                                 703             1,360             1,333             2,000
Provision for loan losses                1,600               180             2,835               830
                                      --------          --------          --------          --------
Ending Balance                        $ 24,862          $ 24,438          $ 24,862          $ 24,438
                                      ========          ========          ========          ========

Percent of total loans                    1.48%             1.53%             1.48%             1.53%
                                      ========          ========          ========          ========

Annualized % of average loans:
  Net charge-offs                         0.30%             0.02%             0.32%             0.03%
  Provision for loan losses               0.38%             0.05%             0.35%             0.10%

As of June 30, 2003, total non-performing assets decreased $2,557 from December 31, 2002. Non-performing loans, consisting of nonaccrual, restructured and 90 days or more past due loans, were 1.22% and 1.39% of total loans at June 30, 2003 and December 31, 2002, respectively. A municipal obligation with an approximate value of $3,000 is in default. Management expects to realize a full recovery after legal resolution of a utility rate issue.

Listed below is a comparison of non-performing assets.

                                                                 June 30,       December 31,
                                                                   2003            2002
                                                                 --------       ------------
Nonaccrual loans                                                  $18,622         $20,010
90 days or more past due loans                                      1,862           2,367
                                                                  -------         -------
  Total non-performing loans                                       20,484          22,377
Other real estate owned                                             1,738           2,286
Investment securities                                               2,420           2,536
                                                                  -------         -------
     Total non-performing assets                                  $24,642         $27,199
                                                                  =======         =======

Ratios:
Non-performing Loans to Loans                                        1.22%           1.39%
Non-performing Assets to Loans and Other Real Estate Owned           1.46%           1.69%
Allowance for Loan Losses to Non-performing Loans                  121.37%         110.08%

DEPOSITS

Total deposits were $1,813,334, at June 30, 2003, compared to $1,781,948 at December 31, 2002. The banking center sold during the second quarter of 2003 had total deposits of $17,430. Total non-interest-bearing deposits increased $9,749, or 4.6% to $223,154 since year-end. Savings, interest checking and money market accounts increased by $7,385, or 1.0% during this same period to $729,871. Other interest-bearing deposits, which includes time deposits less than $100 and IRA certificate of deposits, declined $34,614, or 5.7%, from December 31, 2002 to $572,200 at June 30, 2003. However, time deposits greater than $100 rose $48,866 or 20.4%, to $288,109 during this period.

                                           June 30,       December 31,
Deposits                                    2003              2002
--------                                 ----------       ------------
Non-interest-bearing demand              $  223,154        $  213,405
Interest-bearing demand                     394,477           436,268
Money market                                201,971           156,910
Savings                                     133,423           129,308
Time deposits of $100 or more               288,109           239,243
Other time deposits                         572,200           606,814
                                         ----------        ----------
Total deposits                           $1,813,334        $1,781,948
                                         ==========        ==========

BORROWINGS

Federal funds purchased and securities sold under repurchase agreements totaled $340,954 at June 30, 2003 compared to $161,784 at December 31, 2002. Of these, $255,954 have remaining maturities of less than one year, while $85,000 have maturities greater than one year. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Company's commercial customers as part of a cash management service. The long-term repurchase agreements have a weighted average interest rate of 4.79%.

Other borrowings totaled $525,842 at June 30, 2003 compared to $536,042 at December 31, 2002. Other borrowings generally provide longer term funding and include FHLB advances and term notes from other financial institutions. Included in other borrowings is $506,097 of FHLB advances to fund investments, loans and to satisfy other funding needs. The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances and at June 30, 2003, was in compliance with those requirements. An aggregate of $427,000 of the FHLB advances may be converted at the sole option of the FHLB, from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. Any conversion would not change the maturity date of these advances. If any of these advances are converted into floating rate advances, the Company has the option to prepay any of such converted advances at par value. These advances carry a weighted average interest rate of 6.15% with final maturities occurring from 2005 through 2010.

The Corporation has an unsecured line of credit available which permits it to borrow up to $7,500. At June 30, 2003 the Company had $6,500 available for future use. In July 2003 the Company increased the line to $15,000 for the same terms. The line will mature July 29, 2004.

On April 10, 2003, the Company issued $10,000 of subordinated debt with a variable rate equal to 3-month LIBOR plus 3.25% payable quarterly which will mature on April 10, 2013. Issuance costs of $331 were paid by the Company and are being amortized over the life of the securities.

Management continuously reviews the Company's liability composition. Any modifications could adversely affect the profitability and capital levels of the Company over the near term, but would be undertaken if management determines that restructuring the balance sheet will improve the Company's interest rate risk and liquidity risk profile on a longer-term basis.

TRUST PREFERRED SECURITIES

During the second quarter of 2003, the Company issued Floating Rate Capital Securities of $34,500 as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Statutory Trust III with a floating interest rate, which was 4.16% on June 30, 2003. The issue matures on June 26, 2033. Issuance costs of $1,025 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective June 25, 2008. The funds were used to redeem $34,500 of trust preferred securities which had a fixed rate of 8.25%. The costs of redemption, which included the unamortized issuance fees and costs related to the call, were expensed in the second quarter of 2003.

On July 16, 2001, the Company issued $18,000 of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II, with a floating rate, which was 5.10% on June 30, 2003. The issue matures on July 25, 2031. Issuance costs of $581 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective July 16, 2011.

On March 30, 1998, the Company issued through a subsidiary, Integra Capital Trust I, $34,500 of 8.25% Cumulative Trust Preferred Securities which were scheduled to mature on March 31, 2028. As noted above the Company called these securities at par on June 25, 2003 and redeemed them on June 30, 2003.

CAPITAL EXPENDITURES

The Company is currently planning to build four new banking centers over the next six to 12 months. The banking centers will be located in Evansville, Indiana and in Bowling Green, Florence and Georgetown, Kentucky. Capital expenditures for the new banking centers were $540 in the second quarter of 2003 and are expected to total between $6,000 and $8,000 over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations since the first quarter of 2003.

CAPITAL RESOURCES AND LIQUIDITY

The Company and the Bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply to the Bank. It is management's intent for the Bank to remain well capitalized at all times. The regulatory capital ratios for Integra Bank Corporation and the Bank are shown below.

                                             Regulatory Guidelines
                                          --------------------------
                                             Minimum        Well-       June 30,     December 31,
                                          Requirements   Capitalized      2003           2002
                                          ------------   -----------    --------     ------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)       8.00%                      13.37%         13.16%
Tier 1 Capital (to Risk-Weighted Assets)      4.00%                      11.60%         11.90%
Tier 1 Capital (to Average Assets)            4.00%                       7.71%          7.94%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)       8.00%        10.00%        12.77%         12.52%
Tier 1 Capital (to Risk-Weighted Assets)      4.00%         6.00%        11.52%         11.27%
Tier 1 Capital (to Average Assets)            4.00%         5.00%         7.65%          7.52%

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings, and take advantage of interest rate market opportunities. The Company continuously analyzes its current and prospective business activity in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

For the Bank, the primary sources of short-term liquidity are federal funds sold, commercial paper, interest-bearing deposits and readily marketable and unencumbered investment securities that can be sold or pledged to a repurchase agreement. In addition liquidity is provided by loan and investment cash flows. The balance between these sources and demands on liquidity is monitored under the Company's asset/liability management program. When these sources are not adequate, the Bank may purchase federal funds, solicit brokered deposits, access the capital markets, or use its FHLB lines as alternative sources of liquidity.

Liquidity for the Company is provided by dividends from the Bank, cash balances, credit line availability, liquid assets and proceeds from capital market transactions. Applicable laws and regulations limit the dividend amount which commercial banks may pay. The dividend amount that could be paid is further restricted by management to maintain prudent capital levels. As of June 30, 2003, the Bank could not pay any dividends to the Company without prior regulatory approval. Based upon its current analysis, management believes that prior regulatory approval of dividends will be required until the third quarter of 2003. The Company has an unsecured line of credit available which permits it to borrow up to $7,500. As discussed above, this line has increased to $15,000 in July 2003. At June 30, 2003 the Company had $6,500 available for future use. Management believes that the Company has adequate liquidity to meet its foreseeable needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program for the Company is comprised of several components. The components include (1) Board of Directors' oversight, (2) executive management's oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. It is the objective of the interest rate risk management processes to manage the impact of interest rate volatility on earnings and capital.

At the Company, interest rate risk is managed by executive management through the Corporate Asset and Liability Committee ("Corporate ALCO") with oversight by the Board ALCO and Finance Committee ("Board ALCO"). Board ALCO meets monthly and is responsible for the establishment of policies, risk limits and authorization levels. Corporate ALCO meets each month and is responsible for implementing policies and procedures that translate these goals, objectives, and risk limits into operating standards, overseeing the entire interest rate risk management process and establishing internal controls.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The Company uses several key methodologies to measure interest rate risk.

EARNINGS AT RISK (EAR). Management considers EAR to be the best method of measuring short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward interest rates. The standard simulation analysis assesses the impact on net interest income over a 24-month horizon by shocking the implied forward yield curve up and down 100, 200 and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At June 30, 2003, the Company would experience a negative 4.44% change in EAR, if interest rates moved downward 200 basis points. A parallel upward 200 basis points should result in a negative 0.42% change in net interest income. Both simulation results are within the policy limits established by Board ALCO.

Trends in Earnings at Risk

                                       Estimated Change in EAR from the Flat Interest Rate Scenario
                                       ------------------------------------------------------------
                                       -200 basis points                          +200 basis points
                                       -----------------                          -----------------
June 30, 2003                                     -4.44%                                     -0.42%
March 31, 2003                                    -9.34%                                      3.32%
December 31, 2002                                 -7.96%                                      5.82%

ECONOMIC VALUE OF EQUITY (EVE). Management considers EVE at risk to be its best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates ranging from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200 and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the EVE risk to changes in the slope of the yield curve. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the "Base" interest rate scenario. Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment in which the "Base" interest rate scenario is shocked up or down 200 basis points. The Company uses a graduated monitoring system in determining the appropriate course of action for a given level of risk.

The current EVE at risk policy allows Corporate ALCO to manage EVE risk to a 200 basis point rate shock within a range of plus or minus 15%. At June 30, 2003, the Company would experience a negative 8.13% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 13.80% change in EVE. Both of these measures are within Board approved policy limits. The increase from March 31 is driven primarily by a proportionate increase in floating rate debt and the absolute low level of interest rates.

Trends in Economic Value of Equity

                                       Estimated Change in EVE from the Flat Interest Rate Scenario
                                       ------------------------------------------------------------
                                       -200 basis points                          +200 basis points
                                       -----------------                          -----------------
June 30, 2003                                      -8.13%                                   -13.80%
March 31, 2003                                     -6.21%                                    -8.27%
December 31, 2002                                  -2.69%                                   -12.35%

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

ITEM 4:  CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to legal actions that arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company and its subsidiaries.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 16, 2003, the Company held its annual meeting of shareholders. There were 17,291,368 shares of common stock outstanding on the February 21, 2003 record date that were entitled to vote at the meeting.

The following directors received votes as noted and were elected to terms to expire in 2006:

                                                                                       Abstain & Broker
                                               Affirmative         Negative            Non-Votes
                                               -----------         --------            ----------------
Sandra Clark Berry                             11,248,701          260,370             1,211,447
Thomas W. Miller                               11,317,977          256,920             1,145,621
Richard M. Stivers                             11,136,340          438,557             1,145,621
Michael T. Vea                                 11,030,308          513,113             1,177,097

Continuing directors and the date of the expiration of their term in office are as follows:

2004                                                   2005
----                                                   ----
Dr. H. Ray Hoops                                       George D. Martin
Ronald G. Reherman                                     William E. Vieth
Robert W. Swan                                         Daniel T. Wolfe
Robert D. Vance

The shareholders also approved the appointment of Pricewaterhouse Coopers LLP as the Company's independent auditors for 2003. The following represents the results of the vote:

Affirmative                          Negative                              Abstain
-----------                          --------                              -------
12,452,065                           190,220                               78,233

Additionally, the shareholders voted to adopt the Integra Bank Corporation 2003 Stock Option and Incentive Plan. The following represents the results of the vote:

Affirmative                          Negative                              Abstain
-----------                          --------                              -------
10,627,432                           1,775,475                             317,611

ITEM 5.   OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as exhibits to this report:

         10*      Executive Annual and Long-term Incentive Plan

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

         32       Certification of Chief Executive Officer and Chief Financial
                  Officer

         * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(b) Reports on Form 8-K.

On April 16, 2003, under Item 9, the Company issued a press release containing information on the period ending March 31, 2003 and also included the presentation of management at the 2003 annual meeting of shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTEGRA BANK CORPORATION

                                           By   /s/ Michael T. Vea
                                                --------------------------------
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                August 14, 2003

                                                /s/ Charles A. Caswell
                                                --------------------------------
                                                Chief Financial Officer and
                                                Executive Vice President
                                                August 14, 2003