Form 10-Q
period 2003-09-30
INTEGRA BANK CORP
filed 2003-11-13
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------    ----------------------

Commission file number: 0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                INDIANA                                    35-1632155
     (State or other jurisdiction of           (IRS Employee Identification No.)
      incorporation or organization)

     PO BOX 868, EVANSVILLE, INDIANA                       47705-0868
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT NOVEMBER 1, 2003
(Common stock, $1.00 Stated Value)                          17,310,782

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          PAGE NO.
Item 1.  Unaudited Financial Statements

         Consolidated balance sheets-
         September 30, 2003 and December 31, 2002                            3

         Consolidated statements of income-
         Three months and nine months ended September 30, 2003 and 2002      4

         Consolidated statements of comprehensive income-
         Three months and nine months ended September 30, 2003 and 2002      6

         Consolidated statement of changes in shareholders' equity-
         Nine months ended September 30, 2003                                7

         Consolidated statements of cash flow-
         Nine months ended September 30, 2003 and 2002                       8

         Notes to unaudited consolidated financial statements               10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         25

Item 4.  Controls and Procedures                                            27

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  28

Item 2.  Changes In Securities and Use of Proceeds                          28

Item 3.  Defaults Upon Senior Securities                                    28

Item 4.  Submissions of Matters to a Vote of Security Holders               28

Item 5.  Other Information                                                  28

Item 6.  Exhibits and Reports on Form 8-K                                   28

Signatures                                                                  29

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for per share data)


                                                                 September 30,     December 31,
                                                                      2003             2002
                                                                 -------------     ------------
ASSETS
Cash and due from banks                                           $    61,226      $    70,045
Federal funds sold and interest-bearing deposits with banks             4,624              488
                                                                  -----------      -----------
     Total cash and cash equivalents                                   65,850           70,533
Loans held for sale (at lower of cost or market value)                  6,258           13,767
Securities available for sale                                       1,031,233          982,263
Loans, net of unearned income                                       1,701,461        1,606,155
Less:  Allowance for loan losses                                      (25,520)         (24,632)
                                                                  -----------      -----------
     Net loans                                                      1,675,941        1,581,523
Premises and equipment                                                 52,794           53,537
Goodwill                                                               44,159           44,159
Other intangibles                                                      10,714           11,928
Other assets                                                           96,452          100,028
                                                                  -----------      -----------
TOTAL ASSETS                                                      $ 2,983,401      $ 2,857,738
                                                                  ===========      ===========

LIABILITIES
Deposits:
     Non-interest-bearing demand                                  $   221,024      $   213,405
     Interest-bearing:
         Savings, interest checking and money market accounts         731,327          722,486
         Time deposits of $100 or more                                301,867          239,243
         Other interest-bearing                                       552,938          606,814
                                                                  -----------      -----------
     Total deposits                                                 1,807,156        1,781,948
Short-term borrowings                                                 288,833           90,975
Long-term borrowings                                                  620,895          606,851
Guaranteed preferred beneficial interests
     in the Corporation's subordinated debentures                      18,000           52,500
Other liabilities                                                      16,810           92,864
                                                                  -----------      -----------
     TOTAL LIABILITIES                                              2,751,694        2,625,138
                                                                  -----------      -----------

SHAREHOLDERS' EQUITY
Preferred stock - 1,000 shares authorized - None outstanding
Common stock - $1.00 stated value - 29,000 shares authorized           17,310           17,291
Capital surplus                                                       125,771          125,467
Retained earnings                                                      82,709           82,011
Unearned compensation                                                    (350)            (147)
Accumulated other comprehensive income                                  6,267            7,978
                                                                  -----------      -----------
     TOTAL SHAREHOLDERS' EQUITY                                       231,707          232,600
                                                                  -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,983,401      $ 2,857,738
                                                                  ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)


                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                             -----------------------     ------------------------
                                                                2003          2002          2003           2002
                                                             ---------     ---------     ---------      ---------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                 $  25,103     $  27,381     $  75,615      $  83,421
     Tax-exempt                                                    197           318           700            951
Interest and dividends on securities:
     Taxable                                                     7,794         9,108        24,207         31,652
     Tax-exempt                                                  2,230         2,344         6,871          7,903
Interest on loans held for sale                                    170           226           408          1,582
Interest on federal funds sold and deposits with banks              12           304            45          1,040
                                                             ---------     ---------     ---------      ---------
     Total interest income                                      35,506        39,681       107,846        126,549

INTEREST EXPENSE
Interest on deposits                                             7,026        10,499        23,394         34,731
Interest on short-term borrowings                                  419           491         1,283          1,632
Interest on long-term borrowings                                 9,648        11,175        29,775         33,787
                                                             ---------     ---------     ---------      ---------
     Total interest expense                                     17,093        22,165        54,452         70,150

NET INTEREST INCOME                                             18,413        17,516        53,394         56,399
Provision for loan losses                                        1,110           930         3,945          1,760
                                                             ---------     ---------     ---------      ---------
     Net interest income after provision for loan losses        17,303        16,586        49,449         54,639
                                                             ---------     ---------     ---------      ---------

NON-INTEREST INCOME
Service charges on deposit accounts                              2,937         2,944         8,620          7,922
Other service charges and fees                                   1,366         1,285         4,236          3,870
Mortgage servicing income                                          521           272         1,359            767
Investment services income                                         281           266           820            978
Trust income                                                       509           473         1,519          1,528
Securities gains                                                 1,233         5,264         2,515          5,856
Other                                                            1,735         2,603         5,930          5,497
                                                             ---------     ---------     ---------      ---------
     Total non-interest income                                   8,582        13,107        24,999         26,418

NON-INTEREST EXPENSE
Salaries                                                         7,519         7,458        22,535         22,251
Commissions and incentives                                       1,037           303         2,994          1,506
Other benefits                                                   1,737         1,783         5,799          4,697
Occupancy                                                        1,567         1,468         4,650          4,058
Equipment                                                        1,087         1,147         3,273          3,368
Professional fees                                                1,121         1,277         3,388          3,397
Processing                                                         907           792         2,601          2,631
Marketing                                                          519           375         1,307          1,382
Loans held for sale expense                                         --         1,294             1          2,733
Debt prepayment fees                                             1,243         3,672         1,243          3,672
Amortization of intangible assets                                  404           405         1,214          1,217
Other                                                            3,949         3,968        13,434         10,393
                                                             ---------     ---------     ---------      ---------
     Total non-interest expense                                 21,090        23,942        62,439         61,305
                                                             ---------     ---------     ---------      ---------
Income before income taxes                                       4,795         5,751        12,009         19,752
Income tax expense (benefit)                                       141           836          (887)         3,393
                                                             ---------     ---------     ---------      ---------
NET INCOME                                                   $   4,654     $   4,915     $  12,896      $  16,359
                                                             =========     =========     =========      =========


Unaudited Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)


                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                             -----------------------     ------------------------
                                                                2003          2002          2003           2002
                                                             ---------     ---------     ---------      ---------
Earnings per share:
     Basic                                                   $    0.27     $    0.28     $    0.75      $    0.95
     Diluted                                                      0.27          0.28          0.75           0.95

Weighted average shares outstanding:
     Basic                                                      17,286        17,281        17,285         17,275
     Diluted                                                    17,303        17,295        17,289         17,288

Dividends per share                                          $   0.235     $   0.235     $   0.705      $   0.705


The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                                  Three Months Ended          Nine Months Ended
                                                                                     September 30,              September 30,
                                                                                ----------------------      ----------------------
                                                                                  2003          2002          2003          2002
                                                                                --------      --------      --------      --------
Net income                                                                      $  4,654      $  4,915      $ 12,896      $ 16,359

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
     Unrealized gain (loss) arising in period                                     (7,992)        5,087          (669)       14,008
     Reclassification of realized amounts                                           (733)       (3,131)       (1,496)       (3,483)
                                                                                --------      --------      --------      --------
     Net unrealized gain (loss) on securities                                     (8,725)        1,956        (2,165)       10,525
                                                                                --------      --------      --------      --------

   Unrealized gain (loss) on derivative hedging instruments arising in period        102           166           454           (70)
                                                                                --------      --------      --------      --------

Net unrealized gain (loss), recognized in other comprehensive income              (8,623)        2,122        (1,711)       10,455
                                                                                --------      --------      --------      --------

Comprehensive income (loss)                                                     $ (3,969)     $  7,037      $ 11,185      $ 26,814
                                                                                ========      ========      ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except for per share data)


                                                                                                           Accumulated
                                                                                                              Other
                                              Common      Common     Capital    Retained      Unearned    Comprehensive
                                              Shares      Stock      Surplus    Earnings    Compensation      Income       Total
                                            ----------   --------   ---------   ---------   ------------  -------------  ---------
BALANCE AT DECEMBER 31, 2002                17,291,368   $ 17,291   $ 125,467   $  82,011    $     (147)   $    7,978    $ 232,600
                                            ----------   --------   ---------   ---------    ----------    ----------    ---------
Net income                                          --         --          --      12,896            --            --       12,896
Cash dividend declared ($0.705 per share)           --         --          --     (12,198)           --            --      (12,198)
Change in unrealized gain/loss on:
    Securities                                      --         --          --          --            --        (2,165)      (2,165)
    Interest rate swaps                             --         --          --          --            --           454          454
Grant of restricted stock                       18,414         19         304          --          (323)           --           --
Unearned compensation amortization                  --         --          --          --           120            --          120
                                            ----------   --------   ---------   ---------    ----------    ----------    ---------

BALANCE AT SEPTEMBER 30, 2003               17,309,782   $ 17,310   $ 125,771   $  82,709    $     (350)   $    6,267    $ 231,707
                                            ==========   ========   =========   =========    ==========    ==========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                   2003           2002
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  12,896      $  16,359
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Federal Home Loan Bank stock dividends                             (69)          (148)
   Amortization and depreciation                                    9,909         10,979
   Employee benefit expenses                                          120             92
   Provision for loan losses                                        3,945          1,760
   Net securities gains                                            (2,515)        (5,856)
   Loss (gain) on sale of premises and equipment                       23           (156)
   (Gain) loss on sale of other real estate owned                     (77)            88
   Loss on low-income housing investments                             276            488
   Net gain on sale of loans held for sale                         (1,835)          (632)
   Proceeds from sale of loans held for sale                      171,155        119,783
   Origination of loans held for sale                            (161,811)       (92,152)
   (Increase) decrease in other assets                              1,279         (1,669)
   Decrease in other liabilities                                  (74,260)        (4,985)
                                                                ---------      ---------
  Net cash flows provided by (used in) operating activities       (40,964)        43,951
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale         217,194        287,036
Proceeds from sales of securities available for sale              251,211        653,223
Purchase of securities available for sale                        (522,540)      (878,251)
(Increase) decrease in loans made to customers                    (98,635)        15,283
Purchase of premises and equipment                                 (3,277)        (2,930)
Proceeds from sale of premises and equipment                          865            427
Proceeds from sale of other real estate owned                       1,046          2,175
                                                                ---------      ---------
  Net cash flows provided by (used in) investing activities      (154,136)        76,963
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                25,208       (140,636)
Termination fee on interest rate swap                                  --         (1,904)
Net increase in short-term borrowed funds                         194,158          3,973
Proceeds from long-term borrowings                                 10,000          2,153
Repayment of long-term borrowings                                 (27,824)       (80,451)
Proceeds from trust preferred securities                           35,568             --
Repayment of trust preferred securities                           (34,500)            --
Dividends paid                                                    (12,193)       (12,186)
Proceeds from exercise of stock options                                --            140
                                                                ---------      ---------
  Net cash flows provided by (used in) financing activities       190,417       (228,911)
                                                                ---------      ---------
Net (decrease) increase in cash and cash equivalents               (4,683)      (107,997)
                                                                ---------      ---------
Cash and cash equivalents at beginning of period                   70,533        182,096
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $  65,850      $  74,099
                                                                =========      =========


Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                               2003          2002
                                                                             --------      --------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized gain on securities available for sale     $ (3,640)     $ 17,696
Change in deferred taxes attributable to securities available for sale         (1,475)        7,124
Change in fair value of derivative instruments                                     --        (1,488)
Other real estate acquired in settlement of loans                                 272         1,733
Loans transferred from held for sale to loan portfolio                             --        23,985


The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its certain subsidiaries (the "Company"). At September 30, 2003, the Company's subsidiaries included in the consolidated financial statements consisted of a commercial bank, Integra Bank N.A. (the "Bank"), a reinsurance company, and a statutory business trust that has issued mandatory redeemable preferred capital securities (trust preferred securities) which are unconditionally guaranteed by the Company. In May 2003, the Company merged its property management company into the parent company and also formed a reinsurance company. In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities ("VIEs"). FIN 46 provides that business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interest. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs of the Company beginning July 1, 2003. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. On October 9, 2003 the FASB delayed full implementation of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. If a variable interest entity was created after January 31, 2003, FIN 46 treatment will apply for that entity. As of July 1, 2003 the Company adopted FIN 46 and SFAS 150 for Integra Statutory Capital Trust III, the statutory business trust it created in June, 2003 to issue additional trust preferred securities that were used to redeem an earlier issue of trust preferred securities. As a result of FIN 46 and SFAS 150 the June 2003 trust preferred securities are treated as debt in the September 30, 2003 financials. Earlier periods will have the statutory business trust that issued the trust preferred securities redeemed on June 2003 included in the consolidated financial statements. All significant intercompany transactions are eliminated in consolidation.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a change to the market value based method of accounting for stock-based employee compensation. SFAS No. 148 also provides for disclosures in interim financial statements as well as compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 on an elective basis. The Company is currently assessing its possible adoption.

Stock options are accounted for following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs been determined based on market values of awards on the grant date (the method described in SFAS No. 123) reported net income and earnings per common share would have been reduced to the pro forma amounts shown below.

                          Three Months Ended         Nine Months Ended
                             September 30,             September 30,
                           2003         2002         2003         2002
                         --------     --------     --------     --------
Net income:
    As reported          $  4,654     $  4,915     $ 12,896     $ 16,359
    Proforma                4,303        4,890       12,224       15,762

Earnings per share:
    Basic
         As reported     $   0.27     $   0.28     $   0.75     $   0.95
         Proforma            0.25         0.28         0.71         0.91
    Diluted
         As reported     $   0.27     $   0.28     $   0.75     $   0.95
         Proforma            0.25         0.28         0.71         0.91


NOTE 2. EARNINGS PER SHARE

The calculation of earnings per share is summarized as follows:

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                   ------------------      -------------------
                                                    2003        2002        2003        2002
                                                   -------     -------     -------     -------
Net income                                         $ 4,654     $ 4,915     $12,896     $16,359
                                                   =======     =======     =======     =======

   Weighted average shares outstanding - Basic      17,286      17,281      17,285      17,275
   Stock option adjustment                              17          14           4          13
                                                   -------     -------     -------     -------
   Average shares outstanding - Diluted             17,303      17,295      17,289      17,288
                                                   =======     =======     =======     =======

Earnings per share-Basic                           $  0.27     $  0.28     $  0.75     $  0.95
   Effect of stock options                              --          --          --          --
                                                   -------     -------     -------     -------
Earnings per share-Diluted                         $  0.27     $  0.28     $  0.75     $  0.95
                                                   =======     =======     =======     =======


On September 30, 2003, there were vested options outstanding to purchase up to 555 shares of the Company's common stock. The exercise price of all the vested options except for 38 shares exceeded the stock's closing price as of September 30, 2003.

NOTE 3. SECURITIES

All investment securities are held as available for sale. Amortized cost and market value of securities classified as available for sale as of September 30, 2003 and December 31, 2002 are as follows:

                                                         Gross          Gross
                                        Amortized      Unrealized     Unrealized        Market
September 30, 2003                         Cost          Gains          Losses          Value
------------------                      ----------     ----------     ----------     ----------
U.S. Government agencies                $   40,000     $      165     $       --     $   40,165
Mortgage-backed securities                 339,866          4,452            324        343,994
Collateralized Mortgage Obligations        430,009          2,033          3,222        428,820
States & political subdivisions            115,461          5,803            333        120,931
Federal Home Loan Bank
  and Federal Reserve stock                 32,851             --             --         32,851
Other securities                            61,968          2,786            282         64,472
                                        ----------     ----------     ----------     ----------
Total                                   $1,020,155     $   15,239     $    4,161     $1,031,233
                                        ==========     ==========     ==========     ==========

                                                         Gross          Gross
                                        Amortized      Unrealized     Unrealized       Market
December 31, 2002                          Cost          Gains          Losses         Value
-----------------                       ----------     ----------     ----------     ----------
U.S. Government agencies                $   15,422     $       15     $       --     $   15,437
Mortgage-backed securities                 362,452          7,001             48        369,405
Collateralized Mortgage Obligations        330,073             31             --        330,104
States & political subdivisions            141,097          6,638            521        147,214
Federal Home Loan Bank
  and Federal Reserve stock                 32,763             --             --         32,763
Other securities                            85,738          3,002          1,400         87,340
                                        ----------     ----------     ----------     ----------
Total                                   $  967,545     $   16,687     $    1,969     $  982,263
                                        ==========     ==========     ==========     ==========


The amortized cost and market value of the securities as of September 30, 2003, by contractual maturity, except for mortgaged-backed securities which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid in part or in whole without penalties.

Maturity of securities available for sale:

                                    Maturity          1 - 5 Years          5 - 10 Years      Over 10 Years
                                  Under 1 Year         Maturity              Maturity           Maturity              Total
                               -----------------   -----------------    -----------------   -----------------   -----------------
                                 Amount    Yield     Amount    Yield      Amount    Yield     Amount    Yield     Amount    Yield
                               ----------  -----   ----------  -----    ----------  -----   ----------  -----   ----------  -----
U. S. Government agencies      $       --     --%  $   40,000   3.36%   $       --     --%  $       --     --%  $   40,000   3.36%
Mortgage-backed securities             --     --%     262,212   4.54%       77,654   4.61%          --     --%     339,866   4.56%
Collateralized Mortgage
   Obligations                         --     --%     373,448   3.84%       56,561   3.83%          --     --%     430,009   3.84%
States & subdivisions              10,002   5.91%      23,144   6.90%       32,537   6.73%      49,778   7.20%     115,461   6.90%
Federal Home Loan Bank
  and Federal Reserve stock            --     --%          --     --%           --     --%      32,851   5.08%      32,851   5.08%
Other securities                       --     --%          --     --%           --     --%      61,968   7.09%      61,968   7.09%
                               ----------  -----   ----------  -----    ----------  -----   ----------  -----   ----------  -----
Amortized Cost                 $   10,002   5.91%  $  698,804   4.18%   $  166,752   4.76%  $  144,597   6.67%  $1,020,155   4.64%
                               ==========  =====   ==========  =====    ==========  =====   ==========  =====   ==========  =====
Market Value                   $    9,795          $  703,241           $  168,261          $  149,936          $1,031,233
                               ==========          ==========           ==========          ==========          ==========


Note: The yield is calculated on a federal-tax-equivalent basis.


At September 30, 2003 and December 31, 2002, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $618,910 and $539,775, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at September 30, 2003 were:

                                Gross                     Net
                               Carrying  Accumulated    Carrying
                                Amount   Amortization    Amount
                               --------  ------------   --------
Core deposits (Amortizing)     $17,080     $(6,366)     $10,714
Goodwill (Non-amortizing)       44,159          --       44,159
                               -------     -------      -------
Total intangible assets        $61,239     $(6,366)     $54,873
                               =======     =======      =======

All of the intangible assets relate to the banking operating segment.

NOTE 5. SHORT-TERM BORROWINGS

Short-term borrowings include Federal funds purchased, Federal Home Loan Bank ("FHLB") advances, and securities sold under repurchase agreements with remaining maturities of less than one year, short-term bank lines and other short-term borrowing facilities. On September 30, 2003, the Company had short-term borrowings totalling $288,833.

NOTE 6. LONG-TERM BORROWINGS

Long-term borrowings totaled $620,895 at September 30, 2003. Included in long-term borrowings are $481,768 in FHLB advances, with remaining maturities of over one year, to fund investments, loan programs and to satisfy certain other funding needs. The Bank at September 30, 2003 had pledged collateral in the form of mortgage-backed securities and mortgage loans to secure these advances and satisfy collateral requirements. The following table summarizes the FHLB advances with remaining maturities of over one year:

                               September 30, 2003
                               ------------------
Convertible advances                 $412,000
Fixed maturity advances                55,000
Amortizing and other advances          14,768
                                     --------
  Total                              $481,768
                                     ========

An aggregate of $412,000 of these are advances that may be converted at the option of the FHLB from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, the Bank has the option to prepay such converted advances at par value. The following table summarizes key information relating to these advances, including amount outstanding, maturity date, interest rate and conversion date:

  Amount           Maturity Date     Interest Rate         First Conversion Date
---------          -------------     -------------         ---------------------
$  10,000            09/26/05            6.00%                   09/26/01
   25,000            10/05/05            5.95%                   10/05/01
   25,000            11/30/05            5.65%                   02/28/01
   25,000            03/01/06            6.28%                   09/04/01
   25,000            03/03/06            6.37%                   09/04/01
   30,000            03/29/06            6.44%                   10/01/01
   15,000            02/02/07            6.50%                   02/04/02
    5,000            02/14/07            6.60%                   02/14/02
   10,000            02/14/07            6.60%                   02/14/02
   10,000            02/14/07            6.60%                   02/14/02
   30,000            05/05/07            6.65%                   05/06/02
   25,000            05/14/07            6.65%                   11/14/01
   25,000            10/15/07            6.00%                   10/15/02
   25,000            10/29/07            5.85%                   10/28/02
   25,000            02/05/08            4.63%                   08/05/02
    2,000            02/25/08            5.60%                   02/25/03
   25,000            08/16/10            6.10%                   08/16/02
   25,000            08/23/10            6.10%                   08/21/02
   25,000            09/08/10            5.93%                   09/09/02
   25,000            10/27/10            5.98%                   10/27/01
   25,000            07/28/07            6.50%            No longer convertible
   30,000            05/01/09            6.63%            No longer convertible
---------                               -----
$ 467,000                                6.16%
=========                               =====


Also included in long-term borrowings are $85,000 in repurchase agreements with remaining maturities of longer than one year. The Bank borrows these funds under a master repurchase agreement. The following table summarizes information on these repurchase agreements, including amount outstanding, maturity date and interest rate:

 Amount            Maturity Date       Interest Rate
 ------            -------------       -------------
$ 25,000             03/13/06              4.98%
  25,000             05/03/06              4.70%
  10,000             05/07/06              4.66%
  25,000             05/22/06              4.75%
--------                                  -----
$ 85,000                                   4.79%
========                                  =====


Long-term borrowings also include $10,000 of subordinated debt which matures on April 24, 2013.

During the second quarter of 2003, the Company issued $35,568 of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through Integra Capital Statutory Trust III. The issue matures on June 26, 2033. The Company has the right to call these securities at par effective June 25, 2008. The funds were used to redeem $34,500 of trust preferred securities which had a fixed rate of 8.25%.

On July 16, 2001, the Company issued $18,000 of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through Integra Capital Trust
II. The issue matures on July 25, 2031. The Company has the right to call these securities at par effective July 16, 2011.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company is party to legal actions that arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for other related instruments.

The commitments and contingent liabilities not reflected in the consolidated financial statements were $273,507 and $379,207 at September 30, 2003 and December 31, 2002, respectively.

NOTE 8. INTEREST RATE CONTRACTS

During 2001, the Company entered into $75,000 notional amount of interest rate swap agreements to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Company to pay fixed rates of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR. The swaps were scheduled to mature on or prior to September 10, 2004. The Company terminated these swaps in the period of June and July 2002. The cost, net of tax, to terminate these transactions was $1,121. This cost is recorded as a component of accumulated other comprehensive income and will be amortized over the remaining original term of the agreement. As of September 30, 2003, the remaining balance in accumulated other comprehensive income was $322.

During the second quarter of 2002, the Company purchased a $200,000 notional interest rate floor contract for $195. The interest rate floor was indexed to one-month LIBOR with a contract strike rate of 2.00% and had a termination date of May 17, 2004. This transaction was accounted for as a freestanding derivative with cash flows and changes in market value recorded in current period earnings. The floor was terminated on October 25, 2002 with a market value of $920.

During the first quarter of 2003, the Company entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its long-term repurchase agreements from fixed rate to variable rate as part of its balance sheet management strategy. The interest rate swaps require the Company to pay a variable rate based on three-month LIBOR and receive a fixed rate of interest ranging from 2.60% to 2.72%. The interest rate swaps expire on or prior to May 22, 2006.

NOTE 9. SEGMENT INFORMATION

The Company operates one reporting line of business: Banking. Banking services include various types of deposit accounts; safe deposit boxes; safekeeping of securities; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. Other includes the operating results of the Parent Company and its non-bank subsidiaries, including, Integra Reinsurance Company LTD (formed in May 2003), and its property management company, Twenty-One Southeast Third Corporation (merged into the parent company in May 2003). The Company evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. The following tables present selected segment information for Banking and other operating units.

Three months ended September 30, 2003       Banking         Other        Eliminations       Total
-------------------------------------      ----------     ----------     ------------     ----------
  Interest income                          $   35,472     $      262      $     (228)     $   35,506
  Interest expense                             16,383            938            (228)         17,093
                                           ----------     ----------      ----------      ----------
  Net interest income                          19,089           (676)             --          18,413
  Provision for loan losses                     1,110             --              --           1,110
  Non-interest income                           8,567          5,292          (5,277)          8,582
  Non-interest expense                         20,866            259             (35)         21,090
                                           ----------     ----------      ----------      ----------
  Income before taxes                      $    5,680     $    4,357      $   (5,242)     $    4,795
                                           ==========     ==========      ==========      ==========


Nine months ended September 30, 2003        Banking         Other        Eliminations       Total
------------------------------------       ----------     ----------     ------------     ----------
  Interest income                          $  107,745     $    2,469      $   (2,368)     $  107,846
  Interest expense                             51,626          5,194          (2,368)         54,452
                                           ----------     ----------      ----------      ----------
  Net interest income                          56,119         (2,725)             --          53,394
  Provision for loan losses                     3,945             --              --           3,945
  Non-interest income                          24,971         15,965         (15,937)         24,999
  Non-interest expense                         60,305          2,228             (94)         62,439
                                           ----------     ----------      ----------      ----------
  Income before taxes                      $   16,840     $   11,012      $  (15,843)     $   12,009
                                           ==========     ==========      ==========      ==========

  Other segment information:
    Segment assets at September 30, 2003   $2,974,002     $  316,950      $ (307,551)     $2,983,401
                                           ==========     ==========      ==========      ==========


Three months ended September 30, 2002       Banking         Other        Eliminations       Total
------------------------------------       ----------     ----------     ------------     ----------
  Interest income                          $   39,653     $    1,167      $   (1,139)     $   39,681
  Interest expense                             21,186          2,118          (1,139)         22,165
                                           ----------     ----------      ----------      ----------
  Net interest income                          18,467           (951)             --          17,516
  Provision for loan losses                       930             --              --             930
  Non-interest income                          13,122          5,569          (5,584)         13,107
  Non-interest expense                         23,770            185             (13)         23,942
                                           ----------     ----------      ----------      ----------
  Income before taxes                      $    6,889     $    4,433      $   (5,571)     $    5,751
                                           ==========     ==========      ==========      ==========


Nine months ended September 30, 2002        Banking         Other        Eliminations       Total
------------------------------------       ----------     ----------     ------------     ----------
  Interest income                          $  126,373     $    3,847      $   (3,671)     $  126,549
  Interest expense                             67,193          6,628          (3,671)         70,150
                                           ----------     ----------      ----------      ----------
  Net interest income                          59,180         (2,781)             --          56,399
  Provision for loan losses                     1,760             --              --           1,760
  Non-interest income                          26,310         18,288         (18,180)         26,418
  Non-interest expense                         60,863            488             (46)         61,305
                                           ----------     ----------      ----------      ----------
  Income before taxes                      $   22,867     $   15,019      $  (18,134)     $   19,752
                                           ==========     ==========      ==========      ==========

  Other segment information:
    Segment assets at September 30, 2002   $2,846,106     $  356,206      $ (341,534)     $2,860,778
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

OVERVIEW

Net income for the quarter ended September 30, 2003 was $4,654 compared to $4,915 for the same period of 2002. Earnings per share, on a diluted basis, were $0.27 for the third quarter of 2003 compared to $0.28 in 2002.

Net income for the nine months ended September 30, 2003 was $12,896 compared to $16,359 for the same period of 2002. Earnings per share, on a diluted basis, were $0.75 for the first nine months of 2003 compared to $0.95 in 2002.

Annualized returns on average assets and equity for the three months ended September 30, 2003 were 0.62% and 7.88%, respectively, compared with 0.68% and 8.29% in the same period of 2002.

Net interest income was $18,413 during the three months ended September 30, 2003 compared to $17,516 for the three months ended September 30, 2002, representing an increase of 5.1%. Loan growth and improved net interest margin were the primary drivers for the increase. The net interest margin increased 5 basis points to 2.87% during the third quarter of 2003 from 2.82% during the third quarter of 2002 as a result of improvements in product pricing discipline and balance sheet management. Provision for loan losses was $1,110 for the three months ended September 30, 2003 compared to $930 for the same period one year ago. Non-interest income decreased $4,525 to $8,582 compared to the third quarter of 2002, primarily due to lower gains from securities sales. Non-interest expense decreased $2,852 to $21,090 from the same period in 2002 due to lower costs from debt extinguishment and loan sales.

On a year-to-date basis, net interest income was $53,394 for the nine-month period ending September 30, 2003, a decrease of $3,005, or 5.3%, compared to $56,399 for the first nine months of 2002. The net interest margin was 2.82% during the first nine months of 2003 compared to 2.99% during the first nine months of 2002. Provision for loan losses was $3,945 for the nine months ended September 30, 2003 compared to $1,760 for the same period one year ago. Non-interest income decreased $1,419, or 5.4%, to $24,999 compared to the first nine months of 2002. Non-interest expenses increased $1,134 to $62,439 for the same period.

Annualized returns on average assets and equity for the first nine months of 2003 were 0.59% and 7.31%, respectively, compared with 0.75% and 9.57%, respectively in the same period of 2002.

During the third quarter, the Company sold $17,431 municipal securities resulting in a gain of $1,233 and prepaid $15,000 in FHLB borrowing incurring a prepayment charge of $1,243.

Total assets at September 30, 2003 grew $122,623 to $2,983,401 from $2,860,778 at September 30, 2002.

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

Loans are considered impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due in accordance with the contractual terms. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the market value of the collateral, less estimated cost to liquidate. In measuring the market value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated affect the required level of the allowance for loan losses and the associated provision for loan losses.

Estimation of Market Value: The estimation of market value is significant to several of the Company's assets, including loans held for sale, investment securities available for sale, mortgage servicing rights, other real estate owned, as well as market values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either market value or the lower of cost or market value. Market values are determined based on third party sources, when available. Furthermore, GAAP requires disclosure of the market value of financial instruments as a part of the notes to the consolidated financial statements. Market values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Market values for securities available for sale are based on quoted market prices, when available. If a quoted market price is not available, market values are estimated using quoted market prices for similar securities provided by third parties. The market values for loans held for sale are based upon quoted market values, when available, or values were provided by a third party. The market values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates. The market values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. The market values of derivative financial instruments are estimated based on current market quotes. The market value of goodwill is estimated based on the reporting assets of the combined entity. Goodwill is tested annually for impairment. Intangible assets other than goodwill that have finite useful lives continue to be amortized over the useful lives.

NET INTEREST INCOME

Net interest income was $18,413 for the three months ended September 30, 2003 compared with $17,516 for the same period in 2002. Loan growth, pricing discipline and improved balance sheet management were the drivers of the improvement. On a year-to-date basis; however, net interest income was $53,394 for the nine months ended September 30, 2003, or $3,005 lower than the same period in 2002. The net interest margin for the three months ended September 30, 2003 was 2.87% compared to 2.82% for the same period one year ago. The net interest margin for the nine months ended September 30, 2003 was 2.82% compared to 2.99% for the same period one year ago. The decline in both the year-to-date net interest income and margin is largely attributable to the Company's asset sensitive interest rate risk position throughout most of 2002.

Average earning assets were $2,725,582 for the third quarter of 2003 compared to $2,615,567 for the third quarter of 2002 an increase of $110,015. Larger loan balances offset reductions in portfolio and short-term investments. Yields on earning assets decreased from 6.18% to 5.37% for the same period, reflecting lower interest rates throughout most of the period. Average earning assets increased $8,414 from $2,681,801 for the first nine months of 2002 to $2,690,215 for the first nine months of 2003.

Average loan balances were $1,690,072 during the third quarter of 2003 compared to $1,600,694 during the third quarter of 2002. All loan categories had increases for the third quarter of 2003 compared to the same period for 2002:
Commercial loans increased $9,065 to $913,073, Consumer loans increased $44,629 to $364,194, and Mortgage loans increased $35,684 to $412,805. Total interest income on loans decreased $2,399 during the third quarter of 2003 compared to 2002 as the decline in loan yields more than offset the impact of greater volume. The yield on loans was 5.93% for the third quarter of 2003 compared to 6.90% for the same period of 2002. This was a result of customers refinancing higher yielding loans to obtain lower rates, loan yields tied to floating rate indices falling, and maturing loans repricing at lower rates. Average loans were $1,662,395 during the first nine months of 2003 compared to $1,591,950 during the first nine months of 2002, an increase of $70,445 or 4.4%. Consumer loan and mortgage loan average balances grew $43,466 and $28,746, respectively, for the nine months of 2003 compared to the same period of 2002, while commercial loans, on average, decreased $1,767 for the same periods. The yield on loans was 6.12% for the first nine months of 2003 compared to 7.11% for the same period of 2002.

Average investment securities were $1,019,522 during the third quarter of 2003 compared to $940,813 during the third quarter of 2002. This includes a market value adjustment of $14,941 and $19,868, respectively, for each quarter. The yield on securities declined to 4.43% during the third quarter of 2003 from 5.23% during the same period in 2002. The Company sold $17.4 million in municipal securities during the third quarter of 2003, which generated a gain of $1,233. Average investment securities increased $24,528, or 2.5%, to $1,013,588 during the first nine months of 2003 compared to $989,060 during the first nine months of 2002. The yield on securities declined to 4.62% during the first nine months of 2003 from 5.78% during the first nine months of 2002.

As the Company has strengthened its liquidity, the need to hold short-term investments for that purpose was reduced, allowing the Company to reduce its short-term investments. Other earning assets decreased $58,072 during the third quarter of 2003 compared to the same period of 2002. The decline in other earning assets resulted primarily from a $58,376 reduction in short term investments. Other earning assets were $86,559 lower during the first nine months of 2003 compared to the same period of 2002. This decline resulted primarily from a $64,266 reduction in short-term investments and a $22,293 reduction in loans held for sale.

Average interest-bearing liabilities were $2,511,124 and $2,390,100 for the three months ended September 30, 2003 and 2002, respectively, an increase of $121,024; while the cost of these funds decreased from 3.68% to 2.70% for the same period. The greater balances are due to success in growing transaction deposits augmented by additional funding from third party sources. Average interest-bearing liabilities were $2,474,038 and $2,467,495 for the nine months ended September 30, 2003 and 2002, respectively.

Average interest-bearing deposits increased $44,794 from $1,558,907 to $1,603,701 while average non-interest-bearing demand deposits increased $13,867, or 6.7%, from $207,003 to $220,870 for the third quarter of 2003 compared to the same period in 2002. As higher rate promotional certificates of deposit matured in 2002, the Company offered many single service CD customers an opportunity to move their deposits into money market, interest checking and savings accounts along with various annuity products. The declining rate environment and change in deposit product mix resulted in the cost of deposits decreasing from 2.67% to 1.74% for the third quarter of 2003 compared to the third quarter of 2002. Average interest-bearing deposits were $1,600,334 during the first nine months of 2003 compared to $1,615,178 during the first nine months of 2002. Non-interest-bearing deposits increased $8,407, or 4.1%, while interest-bearing deposits decreased $14,844, or 0.9%, during this period. The cost of deposits decreased to 1.95% during the first nine months of 2003 from 2.87% during the first nine months of 2002.

Average short-term borrowings increased $159,624 from $95,650 to $255,274 for the third quarter of 2003 compared to the same period in 2002. The increase reflects funding to support loan growth and an effort to reduce certain long-term liabilities offset, in part, by deposit growth. The cost of short-term borrowings declined 138 basis points during this period, to 0.65% for the third quarter of

2003. For the first nine months of 2003 average short-term borrowings increased $121,537 from $94,773 for the first nine months of 2002 to $216,310. For the nine-month period of 2003 and 2002, the cost of short-term borrowings was 0.79% and 2.30%, respectively. The decline in short-term borrowing yields was the result of repricing of federal funds purchased and short-term repurchase agreements to lower market rates throughout 2003.

Average long-term borrowings decreased $83,394 from $735,543 to $652,149 for the third quarter of 2003 compared to the same period in 2002. The Company has reduced high-coupon, long-term debt on an opportunistic basis in the past five quarters. The cost of long-term borrowings decreased 16 basis points from 6.03% during the third quarter of 2002 to 5.87% for the same period of 2003. For the first nine months of 2003 average long-term borrowings decreased $100,150 from $757,544 in 2002 to $657,394 and long-term borrowing costs were 5.96% and 6.06%, respectively, for the same time periods. In April 2003, the Company issued $10,000 of subordinated debt which had a floating rate of 4.32% at the end of the third quarter of 2003. In late June 2003, the Company called $34,500 of trust preferred securities at par which had a fixed rate of 8.25%. The Company financed the call by issuing $35,568 of new, floating rate trust preferred securities, which had an interest rate on September 30, 2003 of 4.24%.

                                                    Three Months Ended              Nine Months Ended
                                               September 30,   September 30,   September 30,   September 30,
Net Interest Margin Analysis                       2003            2002            2003            2002
                                               -------------   -------------   -------------   -------------
Yields (federal-tax-equivalent)
  Loans                                              5.93%           6.90%           6.12%           7.11%
  Securities                                         4.43            5.23            4.62            5.78
  Other earning assets                               4.53            1.91            4.24            2.00
                                                 --------        --------        --------        --------
    Total earning assets                             5.37            6.18            5.55            6.49

Cost of funds
  Interest bearing deposits                          1.74            2.67            1.95            2.87
  Other interest bearing liabilities                 4.40            5.57            4.75            5.56
    Total interest bearing liabilities               2.70            3.68            2.94            3.80
                                                 --------        --------        --------        --------
    Total interest expense to earning assets         2.50            3.36            2.73            3.50
                                                 --------        --------        --------        --------
Net interest margin                                  2.87%           2.82%           2.82%           2.99%
                                                 ========        ========        ========        ========



NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2003, was $8,582 compared to $13,107 from the same period in 2002. The decrease of $4,525 is primarily attributable to three third quarter events. First, securities gains were $4,031 lower than the same quarter of 2002. Second, in the third quarter of 2002 the Company had a gain on the sale of derivatives of $1,184 and none in 2003. Third, the impact from these two items was partially offset by a $489 increase in gains on sale of loans in the third quarter of 2003.

Non-interest income for the nine months ended September 30, 2003 was $24,999 compared to $26,418 from the same period in 2002. In addition to the above mentioned items, deposit service charges and other service charges grew and the Company recognized a $1,056 gain from the sale of a branch which offset lower revenue in trust, investment services, and other income.

                                           Three Months Ended                            Nine Months Ended
                                              September 30,            Increase             September 30,            Increase
Non-Interest Income                        2003           2002        (Decrease)         2003           2002        (Decrease)
-------------------                     ----------     ----------     ----------      ----------     ----------     ----------
Service charges on deposit accounts     $    2,937     $    2,944     $       (7)     $    8,620     $    7,922     $      698
Other service charges and fees               1,366          1,285             81           4,236          3,870            366
Mortgage servicing income                      521            272            249           1,359            767            592
Investment services income                     281            266             15             820            978           (158)
Trust income                                   509            473             36           1,519          1,528             (9)
Gain on sale of loans                          664            175            489           1,835            632          1,203
Gain on sale of other assets                    89            132            (43)          1,171            129          1,042
CSV life insurance income                      412            462            (50)          1,393          1,446            (53)
Securities gains                             1,233          5,264         (4,031)          2,515          5,856         (3,341)
Other                                          570          1,834         (1,264)          1,531          3,290         (1,759)
                                        ----------     ----------     ----------      ----------     ----------     ----------
    Total non-interest income           $    8,582     $   13,107     $   (4,525)     $   24,999     $   26,418     $   (1,419)
                                        ==========     ==========     ==========      ==========     ==========     ==========

Service charges on deposit accounts increased $698, or 8.8% during the first nine months of 2003 compared to the same period one year ago. This was caused by new fee sources, including an enhanced overdraft protection service which was initiated in the second quarter of 2002, greater product and service usage, and reduced deposit fee waivers.

Other service charges and fees increased $366, from $3,870 for the first nine months of 2002 to $4,236 for the first nine months of 2003. Mortgage servicing income for the nine months ended September 30, 2003 was $1,359 compared to $767 for the comparable period of 2002 due to demand for new and refinanced residential mortgages.

Revenues from the sale of investment services, brokerage and annuity products, decreased $158 during the first nine months of 2003 compared to 2002. In the first nine months of 2002, higher rate promotional certificates of deposit matured and due to the low interest rate environment some depositors' preferences shifted to annuities.

Gain on sale of loans increased $1,203 from $632 for the first nine months of 2002 to $1,835 for the same period in 2003 as a result of a strong residential mortgage market.

The gain on sale of other assets increased $1,042 during the first nine months of 2003 compared to the first nine months of 2002. This is primarily due to a branch in the second quarter of 2003.

Securities gains were a less meaningful component of non-interest income decreasing by $3,341 from $5,856 in the first nine months of 2002 to $2,515 in the same period of 2003.

Other non-interest income decreased $1,759 from $3,290 for the nine months of 2002 to $1,531 for the period ending September 30, 2003. In 2002 the Company wrote covered call option contracts and recorded fee income for the first nine months of 2002 of $402. Effective April 30, 2002, the Company ceased writing covered call option contracts. The Company also had $1,184 of gains on sale of derivatives in 2002 and none in 2003.

NON-INTEREST EXPENSE

Non-interest expense was lowered by $2,852 in the third quarter of 2003 compared to the same period in 2002. On a year-to-date basis, non-interest expense increased $1,134 in the first nine months of 2003 compared to the first nine months of 2002.

Employee compensation costs increased $749 for the three months ended September 30, 2003 and $2,874 for nine months ended September 30, 2003 compared to the same periods of 2002. This increase was comprised of higher performance-based commissions and incentives, which rose $734 and $1,488 for the third quarter and the first nine months of 2003, respectively, compared to the same periods of 2002. These performance-based awards are tied to sales of fee-based services and origination of loan and deposit products. Employee benefits expense decreased $46 for the third quarter and increased $1,102 for nine months comparing 2003 to 2002. This was primarily due to additional health care expense, greater employee participation in deferred contribution retirement plans and the additional taxes on the increase in the commissions and incentives. Health insurance rose $127 for the third quarter and $1,177 for the nine months ended September 30, 2003 compared to the same periods in 2002.

Occupancy expense increased $99 for the third quarter of 2003 and $592 for the first nine months of 2003 compared to the same periods of 2002. The Company sublet a portion of the headquarters building to a third party in 2002. This rental income offset occupancy expense. In the second quarter of 2002 the third party moved and Integra Bank N.A. (the "Bank") occupied the floor.

Low Income Housing Project ("LIHP") operating losses increased $478 to $643 for the third quarter of 2003 compared to $165 for the same period of 2002. For the nine months ended September 30, 2003, LIHP operating losses were $2,076 compared to $488 for the same period in 2002. In the fourth quarter of 2002 the Company increased its investment in a LIHP. As of September 30, 2003, the Company had $18,300 in LIHP investments. An investment grade third party guarantees the investments' overall return. This operating loss is more than offset by a tax credit, thus lowering the Company's tax liability and effective tax rate.

In the fourth quarter of 2001, the Company wrote down and designated $58,571 in loans as available for sale. In the third quarter of 2002, the Company recorded $1,294 of expenses related to the sale of some of these loans and $2,733 for the nine months of 2002. In the third quarter of 2003, there was no expense recorded relating to the loan sale project and only $1 for the first nine months of 2003.

In the second quarter of 2003, the Company issued $35,568 of floating rate trust preferred securities. The Company used the proceeds to redeem $34,500 of fixed rate trust preferred securities. The expenses associated with this redemption were $1,400.

Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but rather are subject to testing for impairment. For the first nine months of 2003 the Company experienced no impairment. The Company continues to amortize core deposit intangibles.

                                         Three Months Ended                            Nine Months Ended
                                            September 30,            Increase             September 30,            Increase
Non-Interest Expense                     2003           2002        (Decrease)         2003           2002        (Decrease)
--------------------                  ----------     ----------     ----------      ----------     ----------     ----------
Salaries                              $    7,519     $    7,458     $       61      $   22,535     $   22,251     $      284
Commissions and incentives                 1,037            303            734           2,994          1,506          1,488
Other benefits                             1,737          1,783            (46)          5,799          4,697          1,102
Occupancy                                  1,567          1,468             99           4,650          4,058            592
Equipment                                  1,087          1,147            (60)          3,273          3,368            (95)
Professional fees                          1,121          1,277           (156)          3,388          3,397             (9)
Processing                                   907            792            115           2,601          2,631            (30)
Marketing                                    519            375            144           1,307          1,382            (75)
Telephone expense                            521            553            (32)          1,615          1,570             45
LIHP operating losses                        643            165            478           2,076            488          1,588
Loans held for sale expense                   --          1,294         (1,294)              1          2,733         (2,732)
Debt prepayment fees                       1,243          3,672         (2,429)          1,243          3,672         (2,429)
Amortization of intangible assets            404            405             (1)          1,214          1,217             (3)
Trust Preferred expense                       14             20             (6)          1,454             60          1,394
Other                                      2,771          3,230           (459)          8,289          8,275             14
                                      ----------     ----------     ----------      ----------     ----------     ----------
    Total non-interest expense        $   21,090     $   23,942     $   (2,852)     $   62,439     $   61,305     $    1,134
                                      ==========     ==========     ==========      ==========     ==========     ==========


INCOME TAX EXPENSE

Income tax expense (benefit) was $141 and $887 for the three months and nine months ended September 30, 2003, respectively, compared with a $836 and $3,393 expense for the same period in 2002. The effective tax rates were (7.4)% and 17.2% for the nine months ended September 30, 2003 and 2002, respectively. Income from tax exempt or tax-preferred sources, including interest on municipal loans and investments, bank-owned life insurance and dividends on tax-preferred securities increased in terms of percent of total pretax income to 70.9% in the first nine months of 2003 compared to 48.9% in the first nine months of 2002. The Company increased its investment in LIHP near the end of 2002 which has generated a credit of $2,391 for the period ending September 30, 2003 compared to $814 for first nine months of 2002.

FINANCIAL POSITION

Total assets at September 30, 2003 were $2,983,401, an increase of $125,663 compared to $2,857,738 at December 31, 2002.

SECURITIES

Total investment securities available for sale were $1,031,233 on September 30, 2003 and $982,263 at December 31, 2002. These securities represent the second largest earning asset component after loans. The Company currently has no investment securities classified as held to maturity. The market value of the investment securities available for sale on September 30, 2003 was $11,078 higher than the amortized cost and $14,718 at December 31, 2002. During the third quarter, the portfolio composition has been managed to balance prepayment and extension risks with acceptable returns. The majority of portfolio holdings are in adjustable rate mortgage passthrough securities and collateralized mortgage obligations. Inherent in these products are prepayment risk, which occurs when borrowers prepay their obligations. Changes in interest rates contribute to the borrower's decision to prepay the mortgage. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates. The Company's management constantly reviews the composition of the securities portfolio, taking into account market risks and the interest rate environment.

LOANS

Total loans at September 30, 2003, were $1,701,461 compared to $1,606,155 at December 31, 2002. Loans secured by real estate have increased $7,497 since year-end 2002 as customers continue to take advantage of lower mortgage rates and refinancing opportunities. Commercial, industrial and agricultural loans increased $36,291, or 11.7%, since year-end. Management believes that the Company's improved underwriting process has resulted in the origination of higher quality commercial loans. Consumer loans increased $36,319, or 24.6% since December 31, 2002.

LOAN PORTFOLIO

                                     September 30,  December 31,
                                         2003           2002
                                     -------------  ------------
Real estate secured loans             $1,120,901     $1,113,404
Loans not secured by real estate:
Commercial, industrial, and
  agricultural loans                     347,031        310,740
Economic development loans and
  other obligations of state and
  political subdivisions                  25,887         18,104
Consumer loans                           183,916        147,597
Leasing                                    6,093          7,366
All other loans                           17,633          8,944
                                      ----------     ----------
    Total loans                       $1,701,461     $1,606,155
                                      ==========     ==========


The Company is beginning two initiatives designed to expand, diversify and augment lending activity primarily in its metropolitan markets. First, the Company anticipates entering the wholesale mortgage market in select metropolitan markets within or adjacent to our existing footprint. This initiative will be evaluated over a six to nine month horizon for profitability, cross-sales potential and scalability. Second, the Company has hired several commercial lenders in select metropolitan markets adjacent to or in relative proximity to our existing footprint. The primary focus of these efforts will be to identify and cultivate relationships within these new markets.

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

The allowance for loan losses was $25,520 at September 30, 2003, representing 1.50% of total loans compared with $24,554 at September 30, 2002 which represented 1.53% of total loans. Annualized net charge-offs to average loans was 0.11% during the third quarter of 2003 compared to 0.20% for the same period of 2002. On a year-to-date basis, annualized net charge-offs to average loans was 0.25% during the first nine months of 2003 compared to 0.09% for the same period of 2002. In late 2001, the Company identified $78,312 of performing and non-performing loans which it intended to sell. These loans were recorded at the lower of cost or market resulting in a write down in 2001. The sale of these loans was culminated in 2002. The provision for the first nine months of 2003 was $3,945, which was an increase compared to 2002 and exceeded net charge-offs by $888. The provision for loan losses totaled $1,760 for the first nine months of 2002, exceeding net charge-offs by $686. The allowance for loan losses to non-performing loans was 151.0% at September 30, 2003 compared to 110.1% at December 31, 2002.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                     Three Months Ended            Nine Months Ended
                                        September 30,                 September 30,
                                     2003           2002           2003           2002
                                   --------       --------       --------       --------
Beginning Balance                  $ 24,862       $ 24,438       $ 24,632       $ 23,868
Loans charged off                    (1,103)        (1,305)        (5,041)        (3,565)
Recoveries                              651            491          1,984          2,491
Provision for loan losses             1,110            930          3,945          1,760
                                   --------       --------       --------       --------
Ending Balance                     $ 25,520       $ 24,554       $ 25,520       $ 24,554
                                   ========       ========       ========       ========

Percent of total loans                 1.50%          1.53%          1.50%          1.53%
                                   ========       ========       ========       ========

Annualized % of average loans:
  Net charge-offs                      0.11%          0.20%          0.25%          0.09%
  Provision for loan losses            0.26%          0.23%          0.32%          0.15%


As of September 30, 2003, total non-performing assets decreased $6,082 from December 31, 2002. Non-performing loans, consisting of nonaccrual, restructured and 90 days or more past due loans, were 0.99% and 1.39% of total loans at September 30, 2003 and December 31, 2002, respectively. A municipal obligation included in securities available for sale with an approximate amortized cost of $3,000 is in default. Management expects to realize a full recovery after legal resolution of a utility rate issue.

Listed below is a comparison of non-performing assets.

                                                            September 30,   December 31,
                                                                2003           2002
                                                            -------------   ------------
Nonaccrual loans                                               $15,687        $20,010
90 days or more past due loans                                   1,209          2,367
                                                               -------        -------
    Total non-performing loans                                  16,896         22,377
Other real estate owned                                          1,542          2,286
Investment securities                                            2,679          2,536
                                                               -------        -------
    Total non-performing assets                                $21,117        $27,199
                                                               =======        =======

Ratios:
Non-performing Loans to Loans                                     0.99%          1.39%
Non-performing Assets to Loans and Other Real Estate Owned        1.24%          1.69%
Allowance for Loan Losses to Non-performing Loans               151.04%        110.08%

DEPOSITS

Total deposits were $1,807,156, at September 30, 2003, compared to $1,781,948 at December 31, 2002. Total non-interest-bearing deposits increased $7,619, or 3.6% to $221,024 since year-end. Savings, interest checking and money market accounts increased by $8,841, or 1.2% during this same period to $731,327. Other interest-bearing deposits, which includes time deposits less than $100 and IRA certificate of deposits, declined $53,876, or 8.9%, from December 31, 2002 to $552,938 at September 30, 2003.


                                 September 30,   December 31,
Deposits                             2003           2002
--------                         -------------   ------------
Non-interest-bearing demand       $  221,024     $  213,405
Interest-bearing demand              383,867        436,268
Money market                         212,785        156,910
Savings                              134,675        129,308
Time deposits of $100 or more        301,867        239,243
Other time deposits                  552,938        606,814
                                  ----------     ----------
Total deposits                    $1,807,156     $1,781,948
                                  ==========     ==========


SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements totaled $361,195 at September 30, 2003 compared to $161,784 at December 31, 2002. Of these, $276,195 have remaining maturities of less than one year, while $85,000 have maturities greater than one year. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Company's commercial customers as part of a cash management service. The long-term repurchase agreements have a weighted average interest rate of 4.79%. Additional short-term borrowings include short-term advances from FHLB, Treasury Tax & Loan, and advances against outstanding bank lines.

At September 30, 2003, the Company had a $15,000 line of credit available of which $5,000 was drawn. The Company also had the capacity to borrow in excess of $440,000 from the Federal Reserve Bank discount window. The Company also had in excess of $239,000 in marketable securities eligible for pledging to repurchase contracts that were available at the end of the third quarter 2003.

LONG-TERM BORROWINGS

Other long-term borrowings generally provide longer term funding and include FHLB advances, term notes, or other obligations. Included in other long-term borrowings are $481,768 of FHLB advances to fund investments, loans and to satisfy other funding needs. The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances and at September 30, 2003, was in compliance with those requirements. The largest component of the FHLB advances include an aggregate of $412,000 advances which may be converted at the sole option of the FHLB, from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. Any conversion would not change the maturity date of these advances. If any of these advances are converted into floating rate advances, the Company has the option to prepay any of such converted advances at par value. These advances carry a weighted average interest rate of 6.10% with final maturities occurring from 2005 through 2010. In the third quarter of 2003 the Company prepaid $15 million of 6.00% FHLB advances originally scheduled to mature in 2005.

On April 10, 2003, the Company issued $10,000 of subordinated debt which will mature on April 10, 2013. Issuance costs of $331 were paid by the Company and are being amortized over the life of the securities.

During the second quarter of 2003, the Company issued Floating Rate Capital Securities of $35,568 as a participant in a Pooled Trust Preferred Fund with a floating interest rate. The issue matures on June 26, 2033. Issuance costs of $1,025 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective June 25, 2008. The funds were used to redeem $34,500 of trust preferred securities which had a fixed rate of 8.25%.

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

On March 30, 1998, the Company issued through a subsidiary, Integra Capital Trust I, $34,500 of 8.25% Cumulative Trust Preferred Securities which were scheduled to mature on March 31, 2028. The Company called these securities at par on June 25, 2003 and paid the redemption price in full on June 30, 2003.

CAPITAL EXPENDITURES

The Company is currently planning to build four new banking centers over the next six to 12 months. The banking centers will be located in Evansville, Indiana and in Bowling Green, Florence and Georgetown, Kentucky. Capital expenditures for the new banking centers were $598 in the third quarter of 2003 and are expected to total between $5,500 and $7,500 over the next twelve months.

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

                                               Regulatory Guidelines             Actual
                                           -------------------------   ----------------------------
                                             Minimum        Well-      September 30,   December 31,
                                           Requirements  Capitalized       2003           2002
                                           ------------  -----------   -------------   ------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)       8.00%                        13.49%         13.16%
Tier 1 Capital (to Risk-Weighted Assets)      4.00%                        11.72%         11.90%
Tier 1 Capital (to Average Assets)            4.00%                         7.69%          7.94%

Integra Bank NA:
Total Capital (to Risk-Weighted Assets)       8.00%          10.00%        13.08%         12.52%
Tier 1 Capital (to Risk-Weighted Assets)      4.00%           6.00%        11.83%         11.27%
Tier 1 Capital (to Average Assets)            4.00%           5.00%         7.75%          7.52%

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

For the Bank, the primary sources of short-term liquidity are federal funds sold, commercial paper, interest-bearing deposits and readily marketable and unencumbered investment securities that can be sold or pledged to a repurchase agreement. In addition, liquidity is provided by loan and investment cash flows. The balance between these sources and demands on liquidity is monitored under the Company's asset/liability management program. When these sources are not adequate, the Bank may purchase federal funds, solicit brokered deposits, access the capital markets, or use its FHLB lines or access to the Federal Reserve Bank discount window as alternative sources of liquidity.

For the Company, liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years, and net profits for the current year up to the date of dividend declaration. As previously disclosed, until recently, the Bank was limited in its ability to pay dividends or make other capital distributions to the Company without prior regulatory approval. During the third quarter 2003, the Bank was advised that its dividend paying capacity was restored. The Company has an unsecured line of credit available which permits it to borrow up to $15,000. At September 30, 2003 the Company had $10,000 available for future use. Management believes that the Company has adequate liquidity to meet its foreseeable needs.

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

EARNINGS AT RISK (EAR). Management considers EAR to be the best method of measuring short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward interest rates. The standard simulation analysis assesses the impact on net interest income over a 24-month horizon by shocking the implied forward yield curve up and down 100, 200 and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At September 30, 2003, the Company would experience a negative 6.80% change in EAR, if interest rates moved downward 200 basis points. A parallel upward 200 basis points should result in a negative 5.80% change in net interest income. Both simulation results are within the policy limits established by Board ALCO. The increase in EAR at September 30, 2003 was primarily due to a modeling enhancement that increased the sensitivity of certain money market product rates to changes in other key short-term interest rates. The impact was to increase the EAR risk in a rising rate environment by approximately 3.4 percent. Prior periods are not restated from previously reported figures.

Trends in Earnings at Risk

                    Estimated Change in EAR from the Flat Interest Rate Scenario
                    ------------------------------------------------------------
                            -200 basis points               +200 basis points
                            -----------------               -----------------
September 30, 2003                      -6.80%                          -5.80%

June 30, 2003                           -4.44%                          -0.42%

March 31, 2003                          -9.34%                           3.32%

December 31, 2002                       -7.96%                           5.82%

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

The current EVE at risk policy allows Corporate ALCO to manage EVE risk to a 200 basis point rate shock within a range of plus or minus 15%. At September 30, 2003, the Company would experience a positive 0.20% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 14.60% change in EVE. Both of these measures are within Board approved policy limits. The increase from June 30 is driven primarily by a proportionate increase in floating rate debt and the absolute low level of interest rates. The Company modified its EVE at risk calculations during the quarter to include trust preferred securities in the equity account for the purpose of reporting market value of equity. The impact on EVE at risk was to reduce the forecasted adverse effect on EVE in an upward 200 basis point rate shock by approximately 4.0 percent at September 30, 2003. Prior periods are not restated from previously reported figures.

Trends in Economic Value of Equity

                    Estimated Change in EVE from the Flat Interest Rate Scenario
                    ------------------------------------------------------------
                                -200 basis points            +200 basis points
                                -----------------            -----------------
September 30, 2003                           0.20%                      -14.60%

June 30, 2003                               -8.13%                      -13.80%

March 31, 2003                              -6.21%                       -8.27%

December 31, 2002                           -2.69%                      -12.35%

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The following documents are filed as exhibits to this report:

     10(a)* Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Archie M. Brown, Jr.

     10(b)* Employment Agreement dated July 28, 2003, between Integra Bank Corporation and D. Michael Kramer

     10(c)* Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Martin M. Zorn

     10(d)* Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Charles A. Caswell

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

(b)  Reports on Form 8-K.

     On July 1, 2003, under Item 9, the Company furnished a press release to the Securities and Exchange Commission containing information on the redemption of trust preferred securities, the issuance of new floating-rate trust preferred securities and other second quarter developments.

     On July 22, 2003, under Item 9, the Company furnished a press release the the Securities and Exchange Commission containing earnings information for the period ending June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTEGRA BANK CORPORATION

                                        By  /s/ Michael T. Vea
                                            ------------------------------------
                                            Chairman of the Board, Chief
                                            Executive Officer and President
                                            November 13, 2003


                                            /s/ Charles A. Caswell
                                            ------------------------------------
                                            Chief Financial Officer and
                                            Executive Vice President
                                            November 13, 2003