Form 10-K
period 2003-12-31
INTEGRA BANK CORP
filed 2004-03-12
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2003

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
           (State or other jurisdiction of      (I.R.S. Employer Identification
            incorporation or organization)                  number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No | |

Based on the closing sales price as of June 30, 2003 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $252,745,000.

The number of shares outstanding of the registrant's common stock was 17,327,430 at February 27, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III).

                            INTEGRA BANK CORPORATION
                          2003 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                           PAGE
                                                                          NUMBER
PART I

Item 1.     Business                                                           3
Item 2.     Properties                                                         7
Item 3.     Legal Proceedings                                                  7
Item 4.     Submission of Matters to a Vote of Security Holders                7

PART II

Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters                                               8
Item 6.     Selected Financial Data                                            9
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operation                               10
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        28
Item 8.     Financial Statements and Supplementary Data                       30
Item 9.     Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosures                                        63
Item 9A.    Controls and Procedures                                           63

PART III

Item 10.    Directors and Executive Officers of the Registrant                63
Item 11.    Executive Compensation                                            63
Item 12.    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  63
Item 13.    Certain Relationships and Related Transactions                    63
Item 14.    Principal Accountant Fees and Services                            63

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                         64

Signatures

                                   FORM 10-K
                            INTEGRA BANK CORPORATION
                                December 31, 2003

PART I

ITEM 1. BUSINESS

General

Integra Bank Corporation (the "Company" or "Integra") is a bank holding company that is based in Evansville, Indiana. The Company's principal subsidiary is Integra Bank N.A., a national banking association ("Integra Bank" or the "Bank"). At December 31, 2003, the Company had total consolidated assets of $3.0 billion. The Company provides services and assistance to its wholly owned subsidiaries and Integra Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Company receives income and/or dividends from Integra Bank, where most of the Company's business activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio. These services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes and complete personal and corporate trust services.

Integra Bank's products and services are delivered through our customers' channel of preference. At December 31, 2003, Integra Bank served its customers through 72 banking centers, 134 automatic teller machines ("ATMs"), and three loan production offices (LPOs). Integra Bank also serves its customers through its telephone banking, and offers a suite of Internet-based products and services that can be found at www.integrabank.com.

At December 31, 2003, the Company and its subsidiaries had 886 full-time equivalent employees. The Company and its subsidiaries provide a wide range of employee benefits, are not parties to any collective bargaining agreements, and in the opinion of management, enjoy good relations with its employees. The Company is an Indiana corporation and was formed in 1985.

COMPETITION

The Company has active competition in all areas in which it presently engages in business. Integra Bank competes for commercial and individual deposits, loans and financial services with other bank and non-bank institutions. Since the amount of money a bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank's shareholders' equity, competitors larger than Integra Bank have higher lending limits than Integra Bank.

In addition to competing with depository institutions operating in our market areas, the Company competes with various money market and other mutual funds, brokerage houses, other financial institutions, insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services and products.

FOREIGN OPERATIONS

The Company and its subsidiaries have no foreign banking centers or significant business with foreign obligors or depositors.

REGULATION AND SUPERVISION

General

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Company files periodic reports with the Federal Reserve regarding the business operations of the Company and its subsidiaries, and is subject to examination by the Federal Reserve.

Integra Bank is supervised and regulated primarily by the Office of the Comptroller of the Currency ("OCC"). It is also a member of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act and the Federal Deposit Insurance Act.

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Company, Integra Bank, as well as their officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under "Deposit Insurance," the appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation ("FDIC") as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it fails to become adequately capitalized when required to do so, it fails to submit a timely and acceptable capital restoration plan, or it materially fails to implement an accepted capital restoration plan. Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

Acquisitions and Changes in Control

Under the BHCA, without the prior approval of the Federal Reserve, the Company may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the BHCA generally prohibits the Company from engaging in any nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any company is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

Dividends and Other Relationships with Affiliates

The Company is a legal entity separate and distinct from its subsidiaries. The primary source of the Company's cash flow, including cash flow to pay dividends on the Company's common stock, is the payment of dividends to the Company by Integra Bank. Generally, such dividends are limited to the lesser of: undivided profits (less bad debts in excess of the allowance for credit losses); and absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years. Further, a depository institution may not pay a dividend if it would become "undercapitalized" as determined by federal banking regulatory agencies; or if, in the opinion of the appropriate banking regulator, the payment of dividends would constitute an unsafe or unsound practice.

Integra Bank is subject to additional restrictions on its transactions with affiliates, including the Company. State and federal statutes limit credit transactions with affiliates, prescribing forms and conditions deemed consistent with sound banking practices, and imposing limits on permitted collateral for credit extended.

Under Federal Reserve policy, the Company is expected to serve as a source of financial and managerial strength to Integra Bank. The Federal Reserve requires the Company to stand ready to use its resources to provide adequate capital funds during periods of financial stress or adversity. This support may be required by the Federal Reserve at times when the Company may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991, the Company may be required to provide limited guarantee of compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

Regulatory Capital Requirements

The Company and Integra Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2003, and Integra Bank qualified as "well capitalized" under the regulatory framework. See Note 15 of the Notes to Consolidated Financial Statements for an additional discussion of regulatory capital.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 ("CRA") requires financial institutions to meet the credit needs of their entire communities, including low-income and moderate-income areas. CRA regulations impose a performance-based evaluation system, which bases the CRA rating on an institution's actual lending, service, and investment performance. Federal banking agencies may take CRA compliance into account when regulating a bank or bank holding company's activities; for example, CRA performance may be considered in approving proposed bank acquisitions. A copy of the CRA public evaluation issued by the Office of the Comptroller of the Currency is available at each banking center location.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the "GLB") has fostered further consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Activities that United States banking organizations are currently permitted to conduct both domestically and overseas can be conducted by financial holding companies domestically (they include a broad range of financial activities, including operating a travel agency). In addition, the GLB permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

The Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain Federal Reserve approval prior to engaging, either de novo or through acquisitions, in financial activities previously determined to be permissible by the Federal Reserve. Instead, a financial holding company need only provide notice to the Federal Reserve within 30 days after commencing the new activity or consummating the acquisition. The Company has no present plans to become a financial holding company.

USA Patriot Act of 2001

On October 6, 2001, the "Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001" was enacted. The statute increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. On October 28, 2002, the Department of Treasury issued a final rule concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. The Company believes that compliance with the new requirements will not have a material adverse impact on its operations or financial condition.

Sarbanes-Oxley Act of 2002

The passage of the Sarbanes-Oxley Act of 2002 and subsequent actions of the Securities and Exchange Commission and stock exchanges have had a significant impact on the Company's corporate governance and related matters. A description of some of the steps that the Company has taken in response to these developments is included in the Company's proxy statement for its 2004 annual meeting of shareholders.

In June 2003, the Securities and Exchange Commission adopted final rules under
Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with its 2004 Annual Report on Form 10-K, the Company will be required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report.

Additional Regulation, Government Policies, and Legislation

In addition to the restrictions discussed above, the activities and operations of the Company and Integra Bank are subject to a number of additional complex and, sometimes overlapping, laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth-in-Savings Act, anti-redlining legislation, and antitrust laws.

The actions and policies of banking regulatory authorities have had a significant effect on the operating results of the Company and Integra Bank in the past and are expected to do so in the future.

Finally, the earnings of Integra Bank are affected by actions of the Federal Reserve to regulate aggregate national credit and the money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings from the Federal Reserve, establishment of the federal funds rate on member bank borrowings among themselves, and changes in reserve requirements against member bank deposits. The Federal Reserve's policies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States Government. The effects of Federal Reserve actions on future performance cannot be predicted.

STATISTICAL DISCLOSURE

The statistical disclosure concerning the Company and Integra Bank, on a consolidated basis, included in response to Item 7 of this report is hereby incorporated by reference herein.

AVAILABLE INFORMATION

The Company's Internet website address is www.integrabank.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of the Company's Internet website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The following corporate governance documents are also available through the Investor Relations section of the Company's Internet website or may be obtained in print form by request to Secretary, Integra Bank Corporation, 21 S. E. Third Street, P. O. Box 868, Evansville, IN 47705-0868: Corporate Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nomination and Governance Committee Charter.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information concerning the executive officers of the Company as of March 1, 2004, is set forth in the following table.

NAME                   AGE   OFFICE AND BUSINESS EXPERIENCE
--------------------   ---   ------------------------------------------------------------------------
Michael T. Vea         45    Chairman of the Board, President, and Chief Executive Officer of the
                             Company (January 2000 to present); Chairman of the Board and Chief
                             Executive Officer of the Company (September 1999 to January 2000);
                             President and Chief Executive Officer, Bank One, Cincinnati, OH
                             (1995-1999).

Charles A. Caswell     41    Chief Financial Officer and Executive Vice President of the Company
                             (October 2002 to present); Chief Financial Officer, RBC Centura Banks
                             Inc. (2001 to October 2002); Treasurer, RBC Centura Banks Inc. (1997
                             to 2001).

Archie M. Brown        43    Executive Vice President, Commercial and Consumer Banking (October
                             2003 to present); Executive Vice President, Retail Manager and
                             Community Markets Manager of the Company (March 2001 to October 2003);
                             Senior Vice President, Firstar Bank, N.A. (1997 to 2001).

Martin M. Zorn         47    Executive Vice President, Chief Risk Officer (March 2001 to present);
                             Regional Vice President and Region Executive, Wachovia Corporation
                             (1999 to 2001); Senior Vice President, Regional Corporate Banking
                             Manager, Wachovia Corporation (1994 to 1999).

The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Company.

ITEM 2. PROPERTIES

The net investment of the Company and its subsidiaries in real estate and equipment at December 31, 2003, was $54,563. The Company's offices are located at 21 S.E. Third Street, Evansville, Indiana. The main and all banking center offices of Integra Bank, loan production offices, and the leasing company are located on premises either owned or leased. None of the property is subject to any major encumbrance.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in legal proceedings from time to time arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a materially adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the Nasdaq Stock Market under the symbol IBNK.

The following table lists the stock price for the past two years and dividend information for the Company's common stock.

                         Range of Stock Price
                        -----------------------   Dividends
              Quarter      High         Low       Declared
----------   ---------  ----------   ---------   -----------
2003            1st        $19.77       $15.50   $     0.235
                2nd         18.30        16.12         0.235
                3rd         20.42        16.95         0.235
                4th         23.00        19.21         0.235

----------   ---------  ----------   ---------   -----------
2002            1st        $22.50       $18.25   $     0.235
                2nd         23.55        18.80         0.235
                3rd         22.88        18.00         0.235
                4th         18.30        15.00         0.235

The Company has historically paid quarterly cash dividends. The Company generally depends upon the dividends from Integra Bank to pay cash dividends to its shareholders. The ability of Integra Bank to pay such dividends is governed by banking laws and regulations. Additional discussion regarding dividends is included in the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of February 27, 2004, there were approximately 6,100 shareholders, which includes holders of record and individual participants in security position listings.

The Company did not sell any equity securities which were not registered under the Securities Act during the fourth quarter of 2003.

The information required by this Item concerning equity compensation plans is incorporated by reference in Item 12 to this report.

ITEM 6. SELECTED FINANCIAL DATA


FOR THE YEAR ENDED DECEMBER 31,                        2003        2002        2001          2000        1999

(In thousands, except per share data and ratios)
Net interest income                                 $   72,242  $   73,845  $    82,080   $   91,856  $   89,817
Provision for loan losses                                4,945       3,143       31,077        4,138      12,497
Non-interest income                                     32,793      36,281       33,202       20,131      13,523
Non-interest expense                                    82,267      82,877       78,303       63,438      60,290
                                                    ----------  ----------  -----------   ----------  ----------
Income before income taxes and cumulative effect
      of accounting change                              17,823      24,106        5,902       44,411      30,553
Income taxes (benefit)                                      58       3,778       (1,629)      13,920       7,909
                                                    ----------  ----------  -----------   ----------  ----------
Income before cumulative effect of
      accounting change                                 17,765      20,328        7,531       30,491      22,644
Cumulative effect of accounting change, net of tax          --          --         (273)          --          --
                                                    ----------  ----------  -----------   ----------  ----------
Net income                                          $   17,765  $   20,328  $     7,258   $   30,491  $   22,644
                                                    ==========  ==========  ===========   ==========  ==========

PER COMMON SHARE
Net income:
      Basic                                         $     1.03  $     1.18  $      0.42   $     1.77  $     1.28
      Diluted                                             1.03        1.18         0.42         1.77        1.27
Cash dividends declared                                   0.94        0.94         0.94         0.87        0.78
Book value                                               13.46       13.45        12.79        12.94       12.73
Weighted average shares:
      Basic                                             17,285      17,276       17,200       17,233      17,701
      Diluted                                           17,300      17,283       17,221       17,254      17,794

AT YEAR-END
Total assets                                        $2,958,294  $2,857,738  $ 3,035,890   $3,068,818  $2,203,477
Securities available for sale                        1,006,986     982,263    1,010,470      997,494     332,359
Loans, net of unearned income                        1,699,688   1,606,155    1,599,732    1,687,330   1,694,004
Deposits                                             1,812,630   1,781,948    1,928,412    1,871,036   1,694,661
Shareholders' equity                                   232,992     232,600      221,097      205,517     223,088
Shares outstanding                                      17,311      17,291       17,284       15,881      17,518

AVERAGE BALANCES
Total assets                                        $2,949,016  $2,906,846  $ 3,266,322   $2,511,947  $2,154,168
Securities, at amortized cost                        1,000,195     969,062      956,338      643,779     341,815
Loans, net of unearned income                        1,670,938   1,596,462    1,747,882    1,674,864   1,636,924
Interest-bearing deposits                            1,606,116   1,614,167    1,894,300    1,512,294   1,456,703
Shareholders' equity                                   234,948     230,298      241,252      227,573     228,740

FINANCIAL RATIOS
Return on average assets                                  0.60%       0.70%        0.22%        1.21%       1.05%
Return on average equity                                  7.56        8.83         3.01        13.40        9.90
Net interest margin                                       2.87        2.96         2.85         4.14        4.79
Cash dividends payout                                    91.26       79.66       223.81        49.15       60.94
Average shareholders' equity to average assets            7.97        7.92         7.39         9.06       10.62

Note: Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No, 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type transaction loss, net of tax, to recognize excess of carrying value over the fair value of all interest rate caps.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries (the "Company") as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "may," "will," "should," "would," "anticipate," "estimate," "expect," "plan," "believe," "intend," and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following without limitation: general, regional and local economic conditions and their effect on interest rates, the Company and its customers; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations on accounting policies affecting financial institutions; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; technological changes; acquisitions and integration of acquired business; the failure of assumptions underlying the establishment of resources for loan losses and estimations of values of collateral and various financial assets and liabilities; the outcome of efforts to manage interest rate or liquidity risk; competition; and acts of war or terrorism. The Company undertakes no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report.

OVERVIEW

This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document. These have an impact on the Company's financial condition and results of operations.

Summary 2003 Results, Goals, and Objectives

Net income was $17.8 million, $20.3 million, and $7.3 million and diluted earnings per diluted common share was $1.03, $1.18, and $0.42 for the years ended December 31, 2003, 2002, 2001, respectively. The diminished performance in 2003 was primarily the result an unsuccessful leverage strategy implemented in 2000 and an asset sensitive balance sheet while interest rates fell through 2002 and the first half of 2003. Returns on average assets were 0.60%, 0.70%, and 0.22% and returns on average equity were 7.56%, 8.83%, and 3.01% for the years ended 2003, 2002, and 2001, respectively.

Management has set a number of goals intended to facilitate the Company's transition from a decentralized group of community banks to a growth company. First, the Company wants to drive earnings through focused sales and service initiatives. Successful execution of this goal would lead to growth in key elements of the balance sheet. Second, the Company wants to extend the improvements of its credit risk management culture. Successful execution of this goal would include additional credit quality improvements throughout the year. Finally, Integra wants to enhance its financial management capabilities and use those capabilities to improve results and more effectively manage risk. Successful execution of this goal would lead to stabilization and improvement in net interest income, net interest margin trends and acceptable levels of interest rate and liquidity risk.

On the first goal, new sales and service initiatives led to growth in consumer and mortgage loans and, to a lesser extent, commercial lending. Management believes that, over the long term, the Company should work toward an equal balance between commercial and retail lending. Commercial loans represented 54% of total loans at the end of 2003, down 2% from 2002. Overall loan balance growth averaged 4.7% in 2003, primarily in the consumer and mortgage lending, with the average balances for consumer loans growing by 14.5% and mortgage loans by 7.6%. Commercial loans grew by 0.1%, on average, in 2003.

On the deposit side of the balance sheet, the Company's sales efforts were focused on growing demand deposit, money market and savings account balances ("valuable core deposits"). Valuable core deposit average balances grew 4.0%, or $36.9 million during 2003 with stronger growth trends observed in the second half of the year. Valuable core deposits grew $57.9 million, or 6.2%, in 2003 when comparing the average balance of the fourth quarter of 2002 with the fourth quarter of 2003.

Integra's second goal was to extend the credit quality improvements achieved in 2002. Credit quality remained satisfactory during the year. Non-performing assets fell by $4.9 million to $22.3 million and the ratio of non-performing loans to total loans fell by 31 basis points to 1.08%. Net charge-offs for 2003 were 25 basis points, in line with management's expectations for the year. The ratio of allowance for loan losses to total loans was 150 basis points at year-end 2003.

The third goal was to enhance and effectively use the Company's financial management capabilities. A new Chief Financial Officer was hired in late 2002 and a new Treasurer, a new Controller, a new Quantitative Risk Manager and a new Strategic Initiatives Manager were added in 2003. This new team contributed significantly to the improvement in net interest income and the net interest margin. The net interest margin in the fourth quarter of 2003 was 7 basis points higher than the net interest margin for the same quarter of 2002.

The stability in net interest margin experienced during the year was attributable in part to several restructuring transactions during 2003 that were implemented on an opportunistic basis, building on similar efforts in 2002. First, the investment portfolio was restructured to reduce the concentration of high-premium, long-term, fixed rate mortgage backed securities. Sales proceeds from these securities were reinvested in low premium or discount, shorter term, collateralized mortgage obligations ("CMOs") or 3 to 5 year hybrid adjustable rate mortgages ("ARMs"). Second, in June, the Company called $34.5 million of fixed-rate trust preferred securities, using the proceeds of a new $34.5 million issue of floating rate trust preferred securities. Finally, the Company prepaid $15 million in fixed rate high coupon Federal Home Loan Bank ("FHLB") advances.

Management believes there are further opportunities for restructuring of the balance sheet, primarily centered on the $467 million in FHLB advances which have an average coupon rate of 6.16%. These advances are described in more detail in the Long-Term Borrowings section of this analysis and the notes to financial statements. Management is weighing three basic alternative courses of action. First, the Company can let the FHLB advances mature as scheduled from 2005 through 2010. This strategy would preserve capital, but limit further improvement in the net interest margin. Second, the Company can continue to reduce the FHLB advances on an opportunistic basis. As was seen in 2002 and 2003, this strategy balances the incremental impact on capital while potentially improving the net interest margin on an incremental basis. Third, the Company can prepay a significant portion or all of the FHLB advances. This strategy would likely result in a significant prepayment charge, reducing capital in the short term, but greatly enhance the potential for earnings improvement. Based on estimates from FHLB, management estimates the pre-tax impact of prepaying all of the FHLB advances as of December 31, 2003 at approximately $50 million. Management will evaluate these alternatives against their impact on current and future capital levels, the ability of such a transaction to further contain interest rate risk, improve the Company's liquidity, enhance future earnings, and other considerations.

Integra reaffirmed its policy of providing an attractive dividend for shareholders in 2003. The dividend yield was in a range between 4 to 5 percent for most of the year. Integra's divided payout ratio was 91 percent in 2003.

Other Objectives

The Company continually evaluates and refines its retail distribution network. One of the Company's objectives is to reach an approximately equal balance between banking centers located in community and metropolitan markets over the next 3 to 4 years. The Company currently has approximately 75 percent of its banking centers located in community markets. Integra initiated plans to build four new banking centers in 2003 in metropolitan markets. Additionally, in May 2003, Integra sold its Owingsville, Kentucky banking center with approximately $5.0 million in loans and $17.4 million in deposits for a gain of approximately $1.0 million.

In the second half of 2003, the Company extended its commercial lending activities by adding an experienced team of commercial lenders with a focus on commercial real estate. The team had a past working relationship with several members of the Company's executive team at another financial institution in the area. Offices were opened in metro Cincinnati and Cleveland, Ohio and Louisville, Kentucky. The team's emphasis will be on loans to borrowers with stronger credit ratings than the Company's current average commercial real estate borrower. By year-end this group had originated approximately $28 million in loans. Most of these loans are located within the areas they serve. Subject to limits, loans may be occasionally made on projects outside the markets the Company serves to borrowers located within the Company's broader market area.

The Company will also continue to look at opportunities to further optimize their banking center network and loan portfolios. This strategy may involve selling or purchasing, banking centers, loan portfolios, or specific lines of business.

Financial Overview

Net income for 2003 was $17.8 million compared to $20.3 million for the same period in 2002. The Company generated successive quarterly improvements in net income throughout 2003. Lower net interest income, greater loan loss provision expense, and lower non-interest income offset lower non-interest and tax expense. Specifically, net interest income was $1.6 million lower ($1.4 million lower on a tax equivalent basis). There was an additional $1.8 million provision for loan loss expense and non-interest income was $3.5 million lower while non-interest expense was $0.6 million lower and income tax expense declined $3.7 million.

Net interest income ("NII"), on a tax equivalent basis ("TE"), was $77.0 million in 2003 compared with $78.5 million in 2002. Though both average loan and deposit balances were higher in 2003, net interest income was lower in part, due to the effect of the Company's asset-sensitive interest rate risk position. Though reduced early in 2003, the asset sensitive interest rate risk position was in place in 2002 as interest rates fell 50 to 200 basis points. The full effect of this lower interest rate environment was felt throughout 2003.

Net interest income trends were favorable through 2003 as NII grew in 3 of the 4 quarters in 2003, and was unchanged in the other quarter. Compared to the fourth quarter of 2002, net interest income (TE) grew 7.1 percent, or $1.3 million. The net interest margin (TE) improved by 7 basis points, from 2.83% to 2.90%, despite lower interest rates for much of 2003. The improvement resulted from balance sheet growth, more disciplined pricing and a more balanced interest rate risk posture.

Non-interest income was $32.8 million in 2003 compared with $36.3 million in 2002 a decline of $3.5 million. This was primarily the result of a $6.0 million decrease in securities gains from $9.1 million in 2002 to $3.1 million in 2003, partially offset by the $1.0 million gain recognized from the 2003 banking center sale. For additional detail, see table on page 15.

The remaining components of non-interest income were approximately $1.5 million greater in 2003 than 2002, with the majority of the improvement attributable to mortgage-related revenue, higher deposit and other service revenue and insurance commissions.

Non-interest expense decreased from $82.9 million to $82.3 million in 2003, a decline of $0.6 million. As part of this total, the Company recognized $1.2 million in expense related to calling its $34.5 million trust preferred securities in June 2003. No similar expense was incurred in 2002. Expense related to the Company's investments in LIHP increased by $1.9 million, from $0.7 million in 2002 to $2.6 million in 2003. Finally, expense incurred from the Company's loan sale project totaled $2.7 million in 2002 and there was no comparable expense in 2003. For additional detail, see table on page 16.

The remaining components of non-interest expense totaled $77.3 million in 2003 compared with $73.6 million in 2002, a $3.7 million, or 5.0% increase. Personnel-related expenses were $3.5 million higher in 2003 than 2002, making up most of the increase. Of the increase in personnel-related expenses, performance-based incentives and higher benefits costs (primarily health care costs) made up approximately 70% of the increase. Overall, salary expenses were $30.9 million in 2003 compared with $29.8 million in 2002, representing a 3.5% increase. Part of the increase in salary expense in 2003 is attributable to insourcing the Company's internal audit and loan review functions.

Net income for 2002 was $20.3 million compared to $7.3 million earned in 2001. Earnings in 2001 were negatively impacted by the $26.0 million writedown of loan values in 2001 prior to a loan sale in 2002. Specifically, at December 31, 2001, $78.3 million of identified loans were written down by $26.0 million to the lower of cost or market value prior to being reclassified from the loan portfolio into loans held for sale. During 2002, the Company sold approximately $25.2 million of the loans held for sale and transferred $24.0 million of performing loans back into the loan portfolio, as the Company no longer had the intent to sell these loans. The Company completed the loan sale during 2002.

Net interest income decreased by $8.2 million, or 10.0%, in 2002. The decrease in net interest income was precipitated by a $382 million decline in average earning assets and an asset-sensitive interest rate risk position, partially offset with a more favorable mix of loan and deposit products. The provision for loan losses decreased $27.9 million to $3.1 million in 2002. Non-interest income was $36.3 million in 2002 compared with $33.2 million in 2001, which included $9.1 million and $8.2 million of securities gains in 2002 and 2001, respectively. Non-interest expenses increased $4.6 million in 2002, which included debt prepayment fees of $5.9 million and loans held for sale expenses of $2.7 million.

Earnings per share, on a diluted basis were $1.03 for 2003 compared to $1.18 in 2002 and $0.42 in 2001.

Returns on average assets and equity for 2003 were 0.60% and 7.56%, respectively, compared with 0.70% and 8.83% in 2002. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type transaction loss, net of tax, of $0.3 million, or $.01 per diluted share, to recognize the excess of carrying value over the market value of all interest rate caps.

The Company began a leverage program in 2000 in which medium and long-term mortgage-backed securities and agency and trust preferred securities were acquired with long-term Federal Home Loan Bank advances and long term national market repurchase agreements. During 2002, the Company terminated the leverage program, reducing its dependency on non-core funding sources and taking other steps to reduce its sensitivity to changes in interest rates. These steps included selling fixed-rate, longer-maturity, mortgage-backed securities and reinvesting the proceeds in shorter maturity securities with a more stable and predictable cash flow. Gains from securities sales were used to cover the costs associated with prepaying $90 million in long-term debt and expenses incurred from the loan sale in 2002 and an additional $15 million in 2003.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. The Company considers its critical accounting policies to include the following:

Allowance for Loan Losses: The allowance for loan losses represents management's best estimate of probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for losses, and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management's assessment of several factors: actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances, and the results of recent regulatory examinations.

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

Estimation of Market Value: The estimation of market value is significant to several of the Company's assets, including loans held for sale, investment securities available for sale, mortgage servicing rights, other real estate owned, as well as market values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either market value or the lower of cost or market value. Market values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the market value of financial instruments as a part of the notes to the consolidated financial statements. Market values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Market values for securities available for sale are based on quoted market prices. If a quoted market price is not available, market values are estimated using quoted market prices for similar securities. The market values for loans held for sale are based upon quoted market values while the market values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates. The market values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. The market values of derivative financial instruments are estimated based on current market quotes.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company assesses goodwill for impairment annually on a segment level by applying a fair-value-based test using net present value of estimated net cash flows. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability. On January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 15 years. Note 8 of the Notes to Consolidated Financial Statements includes a summary of goodwill and other intangible assets.

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


CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

                                             2003 Compared to 2002                     2002 Compared to 2001
                                     -------------------------------------    ----------------------------------
                                            Change Due to                            Change Due to
Increase (decrease)                          a Change in                              a Change in
                                     -----------------------                  ---------------------
                                                                  Total                                 Total
Interest income                       Volume          Rate        Change        Volume       Rate       Change
                                     ---------      --------    ----------    ---------   ---------   ----------
   Loans                             $   5,208      $(15,662)   $  (10,454)   $ (11,849)  $ (21,422)  $  (33,271)
   Securities                            1,713       (10,225)       (8,512)         811      (8,276)      (7,465)
   Loans held for sale                  (1,126)         (140)       (1,266)       1,535        (141)       1,394
   Other short-term investments           (752)         (361)       (1,113)      (7,451)     (4,922)     (12,373)
                                     ---------      --------    ----------    ---------   ---------   ----------

    Total interest income                5,043       (26,388)      (21,345)     (16,954)    (34,761)     (51,715)

Interest expense

   Deposits                               (221)      (14,188)      (14,409)     (10,772)    (26,255)     (37,027)
   Short-term borrowings                 1,838        (1,268)          570       (1,935)     (2,403)      (4,338)
   Long-term borrowings                 (5,057)       (1,017)       (6,074)      (1,432)       (675)      (2,107)
                                     ---------      --------    ----------    ---------   ---------   ----------

    Total interest expense              (3,440)      (16,473)      (19,913)     (14,139)    (29,333)     (43,472)
                                     ---------      --------    ----------    ---------   ---------   ----------

Net interest income                  $   8,483      $ (9,915)   $   (1,432)   $  (2,815)  $  (5,428)  $   (8,243)
                                     =========      ========    ==========    =========   =========   ==========

The following discussion of results of operations is on a tax-equivalent basis. Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.

Net interest income was $1.4 million or 1.8% lower in 2003 than in 2002. The decrease was primarily due to an asset-sensitive balance sheet for most of 2002 in a lower rate environment. Pricing discipline on both loan and deposits was stressed and monitored in 2003. The securities portfolio was restructured and 15 and 30 year fixed-rate high premium mortgaged-backed securities were replaced primarily with two to three year duration low premium or discount collateralized mortgage obligations with significant prepayment protection of the cashflow and 3 to 5 year hybrid ARMs. In 2002, net interest income was $78.5 million, $8.2 million or 9.5% less than that earned in 2001. Earning assets averaged $2,652 million in 2002 compared to $3,034 million in 2001. Average interest-bearing liabilities were $2,446 million and $2,809 million in 2002 and 2001, respectively. The net interest margin for the twelve months ended December 31, 2002 was 2.96% compared to 2.85% for the same period one-year prior. The lower net interest income in 2002 was the result of the 12.6% decline in average earning assets partially offset by the eleven basis point improvement in net interest margin. Though the balance sheet remained asset sensitive in 2002, the margin improvement resulted from a higher proportion of higher spread loans and fewer time deposits in 2002 than 2001.

During 2003 and 2002, the Federal Reserve lowered the targeted federal funds interest rates 25 and 50 basis points, respectively. The significant drop in rates over the past two years increased prepayments in both the mortgage-backed investment securities and fixed-rate loan portfolios, including a significant impact on residential mortgages. When prepaid, these funds were generally reinvested at lower rates.

Average earning assets increased $32.1 million during 2003 to $2,684 million. The Company made a decision to hold fewer short-term investments in 2003, finding other alternatives to provide liquidity. Average federal funds sold and other short-term investments decreased $55.8 million compared to 2002. Average loans held for sale decreased $18.1 million, in 2003 due primarily to the loan sale conducted during 2002. During 2003 average loans increased $74.5 million, or 4.7%; and average investment securities increased $31.1 million, or 3.2%. The mix of earning assets shows average loans to average earning assets increased from 60.2% in 2002 to 62.3% in 2003.

Average loans increased $74.5 million, or 4.7%, during 2003, compared to a decrease of $151.4 million, or 8.7%, during 2002. Most of the increase occurred in Integra's consumer and mortgage loan portfolios. Loan income decreased 9.4% in 2003 as a result of a 94 basis point decline in loan yields. Loan income decreased 22.9% in 2002 as a result of a 130 basis point decline in loan yields accompanied with a decrease in average balances. The average yield on loans was 6.06% in 2003 versus 7.00% in 2002.

Average investment securities increased $31.1 million or 3.2% in 2003 partially offsetting the reduction in short-term investments. The yield on securities declined from 5.64% in 2002 to 4.61% in 2003. Security income decreased 15.6% in 2003 as a result of a 103 basis point decline in security yields partially offset by the increase in average balances.

Overall, average deposit balances rose by $3.2 million, or 0.2%, in 2003. This reflects a $36.9 million increase in valuable core deposits, partially offset by a $33.7 million reduction in time deposits. During the current low interest rate environment, customer preferences have shifted to shorter term, liquid deposit products and to deposit alternatives, including annuities. During 2003, average short-term borrowings increased $124.0 million and average long-term borrowings decreased $81.6 million. The decrease in long-term borrowings was primarily due to the prepayment of long-term, higher rate debt.

NON-INTEREST INCOME

Non-interest income totaled $32.8 million for the twelve months ended December 31, 2003 compared to $36.3 million for 2002 and $33.2 million for 2001. Adjusted non-interest income totaled $28.7 million in 2003, $27.2 million in 2002 and $25.0 million in 2001. Adjusted non-interest income continues to be an increasingly significant portion of revenue for the Company and has grown to represent 27.1% of net federal-tax-equivalent revenues in 2003 as compared to 25.7% in 2002 and 22.4% in 2001. The table below illustrates several non-interest income items incurred outside the traditional core bank operations and reconciles non-interest income and adjusted non-interest income. Management feels excluding these items presents a clearer picture of its core operating non-interest income.

(In thousands)                         2003        2002        2,001
                                     --------    --------    --------
Non-interest income as reported      $ 32,793    $ 36,281    $ 33,202
Less Gain on banking center sale        1,056          --          --
Less Securities gains                   3,052       9,098       8,212
                                     --------    --------    --------
Adjusted non-interest income         $ 28,685    $ 27,183    $ 24,990
                                     ========    ========    ========

Service charges on deposit accounts increased $0.5 million, or 4.4%, in 2003. Growth in these fees resulted from new fee sources, including an enhanced overdraft protection service, greater product and service usage and improved efforts to collect a greater percentage of assessed fees. Service charge income totaled $11.6 million in 2003, $11.1 million in 2002, and $9.3 million in 2001.

Other service charges and fees increased $0.6 million from $5.1 million in 2002 to $5.7 million in 2003. Card-related fees totaled $4.4 million in 2003 compared to $3.9 million in 2002 and $3.3 million in 2001 due to increased sales efforts of debit cards and the increasing preference of these cards over checks. As a result of the national MasterCard/Visa settlement with Wal-Mart Stores Inc., debit card interchange fees decreased in the second half of 2003. The Company is making an effort to increase the number of debit cards outstanding and the number of customer transactions. A successful campaign would lessen the impact on future debit card revenue.

Mortgage servicing income in 2003 was $1.9 million compared to $1.1 million in 2002 due to the continuing high demand for new and refinanced residential mortgages. The Company sold the majority of its current year's fixed rate mortgage loan production to generate fee income and reduce interest rate exposure. The Company continues to service most of these loans. At December 31, 2003, the Company was servicing $290.8 million of sold residential mortgage loans compared to $198.6 million at December 31, 2002. Management anticipates a slower mortgage origination environment in 2004 due to a higher interest rate environment as compared to 2003. The Company has implemented programs with wholesale mortgage brokers and LendingTree as new sources of mortgage production. These loans or customers are in the Company's lending area. ARM loans originated through the wholesale brokers are retained in the Company's portfolio and fixed rate mortgages are sold servicing retained. The LendingTree mortgages are expected to be sold within 30 days with servicing released.

Investment services commissions, which include brokerage and annuity commissions, totaled $1.2 million in 2003 compared to $1.1 million in 2002 and $0.4 million in 2001. The Company sees additional opportunities in the sale of annuities, mutual funds and other non-traditional banking products in 2004.

Trust income for 2003 was $2.0 million, essentially flat when compared to 2002. Total trust assets under management increased $64 million, or 19.3%, from $331 million in 2002 to $395 million in 2003 primarily due to the overall increase in values of the financial assets during the past year. Trust income for 2002 was $2.0 million, a decrease of 10.2% from 2001 as trust assets under management decreased $77 million, or 18.9%, from $408 million in 2001.

Other non-interest income totaled $7.2 million in 2003 compared to $6.7 million in 2002 and $7.7 million in 2001. Included in 2002 are $0.4 million from the expiration of covered call option contracts and $0.1 million from net securities trading account income, compared to $2.4 million and $2.4 million, respectively in 2001. These revenue sources were related to the leverage program and both were discontinued in 2002. Management has no plans to revive these programs. Also included in other non-interest income in

2003 was $1.8 million from bank-owned life insurance and $2.0 million from gains on the sale of loans, versus $1.9 million from bank-owned life insurance and $1.0 million from the sale of loans in 2002 and $1.6 million and $0.9 million, respectively, in 2001.

Securities transactions resulted in gains of $3.1 million in 2003, $9.1 million in 2002, and $8.2 million in 2001. The gains in 2003 were used, in part, to offset the costs associated with prepaying $15 million in long-term FHLB borrowings and the redemption of $34.5 million of trust preferred securities.

NON-INTEREST EXPENSE

Non-interest expense for 2003 totaled $82.3 million, a decrease of $0.6 million, or 0.7% compared to the prior year. Adjusted non-interest expense was $77.3 million for 2003, or 5.0% higher than 2002. The table below illustrates several expenses incurred outside the traditional core bank operations and reconciles non-interest expense and adjusted non-interest expense. Management feels excluding these items presents a clearer picture of its core operating expense.


(In thousands)                                     2003        2002       2,001
                                                 --------    --------    --------
Non-interest expense as reported                 $ 82,267    $ 82,877    $ 78,303
Less Debt prepayment expenses                       1,243       5,938          --
Less Loan held for sale expense                         1       2,677          --
Less Low income housing project losses              2,570         652         926
Less Accelerated Trust Preferred amortization       1,196          --          --
                                                 --------    --------    --------
Adjusted non-interest expense                    $ 77,257    $ 73,610    $ 77,377
                                                 ========    ========    ========

Salaries and employee benefits accounted for 51.5% of non-interest expense in 2003 compared to 46.8% in 2002 and 48.8% in 2001. Salaries and employee benefits totaled $42.3 million in 2003 compared to $38.9 million in 2002. The increase was attributable to three items (1) salaries increased $1.0 million, or 3.5%,
(2) medical insurance increased $1.1 million, and (3) commissions and incentives increased $1.5 million. Part of the increase in salary expense in 2003 is attributable to insourcing the Company's internal audit and loan review functions. The Company has reviewed the costs of medical insurance and has begun offering an alternative choice to employees that incents employees to more actively manage their health care consumption and could help control the increase in these expenses in the future. The commissions and incentives increases in 2003 and 2002 were mainly due to the increase in performance-based awards tied to loan originations and sales of fee-based services and deposit products. Personnel expense increased $0.6 million in 2002 from $38.2 million in 2001. Benefits expense increased in 2001 due to a $0.6 million charge related to the curtailment of a defined benefit cash balance plan and benefits associated with the increased staff size. At December 31, 2003, the Company had 886 full-time equivalent employees compared to 915 in 2002 and 941 in 2001.

Occupancy expense and equipment expense for 2003 were $5.9 million and $4.4 million, respectively, compared to $5.6 million and $4.5 million, respectively in 2002 and $5.0 million and $5.0 million, respectively in 2001. The Company was operating 72 banking centers at December 31, 2003 compared to 74 banking centers one-year prior and 76 in 2001. New banking centers were opened in Bowling Green and Georgetown, Kentucky during January 2004. The banking centers planned for Evansville, Indiana and Florence, Kentucky are expected to open in the second and fourth quarters of 2004, respectively. In May 2003, the Company sold its Owingsville, Kentucky banking center.

Professional fees were $4.4 million in 2003, a decrease of $0.5 million, or 10.2%, from 2002. In part of 2002, the Company outsourced its Loan Review, Internal Audit, and certain data processing functions and in 2003 brought these functions in-house thus decreasing professional fees. Professional fees were $4.9 million in 2002, a decrease of $0.7 million, or 12.3% from 2001.

Communication and transportation expenses and processing expenses both decreased slightly in 2003. Communication expense decreased due to a switch in carriers.

The Company incurred debt prepayment expenses of $1.2 million in 2003 and $5.9 million in 2002 as a result of prepaying $15 million in long-term FHLB advances and $90 million in term repurchase agreements in 2003 and 2002, respectively. The Company restructured a portion of its balance sheet each year by selling certain mortgaged-backed investment securities, using the proceeds to retire the debt and reinvest in shorter maturity securities with more predictable cash flows.

The Company recorded expenses of $2.7 million in 2002 and no comparable expense for 2003 related to the loan sale project. The writedown in 2002 was precipitated primarily by the rapid deterioration in one commercial loan and lower than anticipated prices were realized on the remaining loans held for sale. The loan sale project was completed in 2002.

Amortization of intangible assets was $1.6 million in 2003 compared to $1.6 million and $5.3 million in 2002 and 2001, respectively. The decrease in 2002, resulted from the Company adopting SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but rather are subject to testing for impairment. The Company completed this testing in 2003 and found no impairment. The purchase of Webster Bancorp, Inc. in January 2001 and the full year effect of the banking center purchase completed in November 2000 accounted for the increase in 2001. During the fourth quarter of 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, and, as required, reversed approximately $0.5 million of pre-tax amortization expense incurred during the first nine months of 2002.

Other non-interest expenses were $11.8 million in 2003, increasing $3.6 million, or 44.5%, from the prior year. Pre-tax operating losses related to the Company's investment in low-income housing projects ("LIHP") increased $1.9 million in 2003. This increase is mainly attributable to the LIHP entered into in late 2002. Expenses related to trust preferred amortization also increased $1.2 million, caused mainly from the redemption of $34.5 million of fixed rate trust preferred securities in the second quarter of 2003.

Upon adoption of FAS 133, Accounting for Derivatives Instruments and Hedging Activities, on January 1, 2001, the Company recorded a cumulative effect of change in accounting principle of $0.3 million, net of tax.

INCOME TAXES

The Company recognized income tax expense of $58 thousand, or an effective tax rate of 0.3%, for the twelve months ended December 31, 2003, compared with a tax expense of $3.8 million, or an effective tax rate of 16%, in 2002 and a tax benefit of $1.6 million, or an effective tax rate of (28)%, in 2001. Investments in bank-owned life insurance policies on certain officers, a tax-exempt item, generated $1.8 million of income during 2003 compared to $1.9 million in 2002. Dividend income on tax-preferred securities decreased $0.6 million during 2003 compared to 2002. Throughout 2003, the Company looked for opportunities to reduce its holdings of tax-preferred securities. In late 2002, the Company invested in a LIHP which generated $1.3 million more tax credits in 2003 than in 2002. These credits are a direct offset to tax expense and a large component of lowering the tax expense in 2003 and 2002. The 2001 tax benefit was primarily the result of lower taxable income as a result of the additional provision for loan losses recorded in the fourth quarter. Income from tax-exempt or tax-preferred sources, including bank-owned life insurance, low-income housing projects and dividends on tax-preferred securities, including municipals and tax preferred agencies, increased in 2002 compared to one year prior. See note 11 of the Notes to the Consolidated Financial Statements for an additional discussion of these sources.

INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described:

(In thousands, except per share data)

                                                          2003
                                     ---------------------------------------------------
Three months ended                   December 31   September 30     June 30    March 31
------------------                   -----------   ------------    ---------   ---------
Interest income                      $    35,269   $     35,506    $  36,011   $  36,329
Interest expense                          16,421         17,093       18,520      18,839
                                     -----------   ------------    ---------   ---------
   Net interest income                    18,848         18,413       17,491      17,490
Provision for loan losses                  1,000          1,110        1,600       1,235
Non-interest income                        7,794          8,582        8,887       7,530
Non-interest expense                      19,828         21,090       20,978      20,371
                                     -----------   ------------    ---------   ---------
Income before income taxes                 5,814          4,795        3,800       3,414
Income taxes                                 945            141         (513)       (515)
                                     -----------   ------------    ---------   ---------
   Net income                        $     4,869   $      4,654    $   4,313   $   3,929
                                     ===========   ============    =========   =========

Earnings per share:
   Basic                             $      0.28   $       0.27    $    0.25   $    0.23
   Diluted                                  0.28           0.27         0.25        0.23

Average shares:
   Basic                                  17,287         17,286       17,286      17,273
   Diluted                                17,310         17,303       17,287      17,274

                                                             2002
                                     ---------------------------------------------------
Three months ended                   December 31   September 30     June 30     March 31
------------------                   -----------   ------------    ---------   ---------
Interest income                      $    38,082   $     39,681    $  43,147   $  43,721
Interest expense                          20,636         22,165       23,266      24,719
                                     -----------   ------------    ---------   ---------
   Net interest income                    17,446         17,516       19,881      19,002
Provision for loan losses                  1,383            930          180         650
Non-interest income                        9,863         13,107        6,650       6,661
Non-interest expense                      21,572         23,942       18,644      18,719
                                     -----------   ------------    ---------   ---------
Income before income taxes                 4,354          5,751        7,707       6,294
Income taxes                                 385            836        1,570         987
                                     -----------   ------------    ---------   ---------
   Net income                        $     3,969   $      4,915    $   6,137   $   5,307
                                     ===========   ============    =========   =========
Earnings per share:
   Basic                             $      0.23   $       0.28    $    0.36   $    0.31
   Diluted                                  0.23           0.28         0.36        0.31

Average shares:
   Basic                                  17,281         17,281       17,275      17,269
   Diluted                                17,281         17,295       17,298      17,275

FINANCIAL CONDITION

Total assets at December 31, 2003, were $2,958 million, compared to $2,858 million at December 31, 2002.

SHORT-TERM INVESTMENTS

Federal funds sold and other short-term investments totaled $8.7 million at December 31, 2003 compared to $0.5 million one-year prior. In 2003 federal funds sold were $8.1 million of the total short-term investments. There were no federal funds sold on December 31, 2002.

SECURITIES PORTFOLIO

Total investment securities, which are all classified as available for sale, comprised 34.0% of total assets at December 31, 2003 compared to 34.4% at December 31, 2002. They represent the second largest asset component after loans. Securities increased $24.7 million to $1,007.0 million at December 31, 2003 from one-year prior. The portfolio has continued to shift toward investments in 2-3 year low premium or discount CMOs and 3 to 5 year hybrid ARMs and out of high premium 15 and 30 year fixed rate passthrough mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates, which occurred in 2003 and 2002. Mortgage-backed securities and collateralized mortgage obligations represented 74.5% of the investment portfolio at December 31, 2003 as compared to 71.2% and 65.1% at December 31, 2002 and 2001, respectively. Management repositioned a portion of the portfolio late in 2002 and early 2003 in order to reduce the exposure to accelerating prepayments and unanticipated premium write-downs going forward. The Company's present investment strategy focuses on shorter duration securities with more predictable cash flows in a variety of interest rate scenarios.

SECURITIES PORTFOLIO (At Fair Value)                   December 31,
                                           ------------------------------------
(In thousands)                                 2003        2002           2001
                                           ----------   ---------    ----------
    U.S. Government agencies               $   40,977   $  15,437    $  144,615
    Mortgage-backed securities                285,997     369,405       654,795
    Collateralized Mortgage Obligations       464,562     330,104         2,751
    State & political subdivisions            117,078     147,214       147,444
    Federal Home Loan Bank
     and Federal Reserve stock                 32,875      32,763        34,671
    Other securities                           65,497      87,340        26,194
                                           ----------   ---------    ----------
       Total                               $1,006,986   $ 982,263    $1,010,470
                                           ==========   =========    ==========

LOANS

Loans, net of unearned income at December 31, 2003 totaled $1,699.7 million compared to $1,606.2 million at year-end 2002, reflecting an increase of $93.5 million, or 5.83%. Commercial loans, which include commercial, industrial and agricultural and commercial real estate, increased $7.7 million at December 31, 2003 compared to the same period in 2002. Commercial, industrial and agricultural loans decreased $57.9 million to $586.2 million from $644.1 million at December 31, 2002 while commercial real estate loans increased $65.6 million as a greater emphasis was placed on commercial real estate lending. In the second half of 2003, the Company expanded its commercial lending activities by adding a team of commercial lenders with a particular focus on commercial real estate. The team had a past working relationship with several members of the Company's executive team at another financial institution in the area. Offices were opened in metro Cincinnati and Cleveland, Ohio and Louisville, Kentucky. By year-end this group had originated approximately $28 million in loans. Most of these loans are located within the areas they serve. Loans are occasionally made on projects outside the markets the Company serves to borrowers located within the Company's defined lending area. Residential mortgage loans grew $26.0 million, or 5.75% to $477.9 million at December 31, 2003 compared to $451.9 million at the same time in 2002. Home equity loans increased to $132.1 million at December 31, 2003 an increase of $5.8 million as homeowners refinanced in the low rate environment. Home equity loans are generally lines of credit collateralized by a mortgage on the customer's primary residence. Consumer loans increased $35.8 million, or 24.13% to $184.4 million at December 31, 2003. Consumer loans include direct and indirect loans to consumers. Indirect loans at December 31, 2003 were $88.4 million compared to $37.4 million at December 31, 2002. These indirect loans are primarily boat and recreational vehicle loans to customers with average FICO scores of 718 and 730, respectively.

As of December 31, 2001, the Company identified $78.3 million of performing and non-performing loans which it intended to sell. This portfolio consisted of $69.0 million of commercial loans, $8.7 million of residential mortgage loans and $0.7 million of consumer loans. The loans identified for sales in 2001 were written down to market value, resulting in charge-offs totaling $26.0 million, prior to being reclassified from the loan portfolio into loans held for sale. During 2002, the Company sold approximately $25.2 million of the loans held for sale and transferred $24.0 million of performing loans back into the loan portfolio, as the Company no longer had the intent to sell these loans. In addition, during the same period the Company wrote down the held for sale portfolio by a total of $2.7 million. This additional writedown was necessitated due to the rapid deterioration of a significant commercial credit in the portfolio, lower realization on the loans sold and lower estimated realization on the remaining loans held for sale. Net activity, including payments and disbursements, on these loans totaled $0.4 million in 2002. The loan sale was completed in 2002.

LOAN PORTFOLIO AT YEAR END (1)

(In thousands)                            2003           2002           2001           2000           1999
                                      -----------    -----------     ----------    -----------    -----------
Commercial, industrial and
    agricultural loans                $   586,159    $   644,084     $  326,549    $   353,934    $   372,821
Economic development loans and
    other obligations of state and
    political subdivisions                 20,951         18,360         19,980         25,120         22,331
Lease financing                             6,796          7,366          8,004         14,486         16,980
Commercial real estate                    238,261        172,640             --             --             --
Construction and development               53,108         36,981             --             --             --
Real estate loans                              --             --      1,118,607      1,154,129      1,115,569
Residential mortgages                     477,895        451,920             --             --             --
Home equity                               132,101        126,257             --             --             --
Consumer loans                            184,426        148,580        126,735        139,804        166,847
                                      -----------    -----------     ----------    -----------    -----------
      Total loans                       1,699,697      1,606,188      1,599,875      1,687,473      1,694,548
Less:  unearned income                          9             33            143            143            544
                                      -----------    -----------     ----------    -----------    -----------
      Loans, net of unearned income   $ 1,699,688    $ 1,606,155     $1,599,732    $ 1,687,330    $ 1,694,004
                                      ===========    ===========     ==========    ===========    ===========

(1) In 2003, the Company changed its methodology for classifying the types of loans in its portfolio. The principal effect of this change was to reduce the number of loans reported prior to 2002 as real estate or real estate mortgage loans. The Company determined that it was not practical to apply the new methodology to earlier years. As a result, information for years prior to 2002 is shown as previously reported and is not comparable to the information for 2003 and 2002. Comparable amounts that would be included in the real estate loans line for 2003 and 2002 would be $1,136,431and $1,113,404, respectively.

Different types of loans are subject to varying levels of risk. Management mitigates this risk through portfolio diversification as well as geographic diversification. The Company concentrates its lending activity in the geographic market areas that it serves, primarily Indiana, Illinois, Kentucky and Ohio. The loan portfolio is also diversified by type of loan and industry.

The Company lends to customers in various industries including real estate, agricultural, health and other related services, and manufacturing. There is no concentration of loans in any single industry exceeding 10% of the portfolio nor does the portfolio contain any loans to finance speculative transactions or loans to foreign entities.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2003


Total Loans                                   After 1 Year
(In thousands)                   Within        But Within         Over
Rate sensitivities:             1 Year          5 Years         5 Years        Total
                               ---------      ------------     ----------    -----------
    Fixed rate loans           $  78,124      $    388,074     $  307,903    $   774,101
    Variable rate loans          562,976           295,075         51,811        909,862
                               ---------      ------------     ----------    -----------
       Subtotal                $ 641,100      $    683,149     $  359,714      1,683,963
                               ---------      ------------     ----------

       Percent of total            38.07%            40.57%         21.36%

Nonaccrual loans                                                                  15,725
                                                                             -----------

       Total loans                                                           $ 1,699,688
                                                                             ===========

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2003


(In thousands)                                    After 1 Year
                                        Within     But Within     Over
                                        1 Year      5 Years      5 Years        Total
                                       --------     --------     --------     --------
       Commercial, industrial and
           agriculture loans           $320,260     $195,778     $ 62,471     $578,509
       Construction and development      45,165        6,662        1,244       53,071
                                       --------     --------     --------     --------
           Total                       $365,425     $202,440     $ 63,715     $631,580
                                       ========     ========     ========     ========

           Fixed rate                  $ 23,566     $173,460     $ 60,847     $257,873
           Variable rate                341,859       28,980        2,868      373,707
                                       --------     --------     --------     --------
           Subtotal                    $365,425     $202,440     $ 63,715      631,580
                                       --------     --------     --------
           Percent of total               57.86%       32.05%       10.09%

  Nonaccrual loans                                                               7,687
                                                                              --------
           Total                                                              $639,267
                                                                              ========

NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest according to the terms of the contract. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectability of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower's financial position. Loans 90 days or more past-due are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms. Included in the non-performing assets is a defaulted utility bond anticipation note issue, with a face value of $3.0 million. The refinancing of these securities was delayed pending resolution of an appeal by rate payers of the rate increases necessary to support the refinancing. On January 14, 2004, the Indiana Supreme Court denied the petition to transfer, effectively settling the rate case. It is our expectation that the securities can now be refinanced.

NON-PERFORMING ASSETS AT YEAR END

(In thousands)                                  2003        2002        2001        2000        1999
                                              --------    --------    --------    --------    --------
  Non-performing loans:(1)

         Nonaccrual                           $ 15,725    $ 20,010    $ 21,722    $ 33,079    $ 32,025
         Restructured                               --          --          --         160       1,275
         90 days past due                        2,566       2,367       2,500       3,760       1,629
                                              --------    --------    --------    --------    --------
               Total non-performing loans       18,291      22,377      24,222      36,999      34,929

  Defaulted municipal securities                 2,692       2,536          --          --          --
  Other real estate owned                        1,341       2,286       2,866       1,522         936
                                              --------    --------    --------    --------    --------
               Total non-performing assets    $ 22,324    $ 27,199    $ 27,088    $ 38,521    $ 35,865
                                              ========    ========    ========    ========    ========

(1) Includes non-performing loans classified as loans held for sale.

Non-performing loans were 1.08% and 1.39% of loans, net of unearned income at the end of 2003 and 2002, respectively. The improvement in the non-performing loan to total loan ratio is due to aggressive management of non-performing loans. The interest recognized on nonaccrual loans was approximately $69 thousand, $68 thousand and $132 thousand, in 2003, 2002 and 2001, respectively. The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $0.9 million, $1.1 million and $2.3 million for 2003, 2002 and 2001, respectively.

The Company monitors watch list assets. For the most part, assets are designated as watch list to ensure more frequent monitoring. The assets are reviewed to insure proper earning status and security perfection. If it is determined that there is serious doubt as to performance in accordance with the original terms of the contract then the loan is placed on nonaccrual. These loans are reviewed on an ongoing basis.

CREDIT MANAGEMENT

The Company's credit management procedures include Board oversight of the lending function by the Board's Credit and Risk Management Committee, which meets at least quarterly. The committee monitors credit quality through its review of information such as delinquencies, non-performing loans and assets, problem and watch list loans and charge-offs. The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment. In addition, a sample of loans is reviewed by an independent loan review department, compliance as well as regulatory agencies.

Consumer, mortgage and small business loans are centrally underwritten and approved while commercial loans are approved through a combination of low individual lending authorities, independent senior credit officers and an executive loan committee. The executive loan committee approves or ratifies all loans in excess of $2.5 million.

The allowance for loan losses is that amount which, in management's opinion, is adequate to absorb probable inherent loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged off amounts are credited to the allowance. The provision for loan losses is the amount charged to operations to provide assurance that the allowance for loan losses is sufficient to absorb probable losses.

The adequacy of the allowance for loan losses is based on ongoing quarterly assessments of the probable losses inherent in the credit portfolios. The methodology for assessing the adequacy of the allowance establishes both an allocated and unallocated component. The allocated component of the allowance for commercial loans is based on a review of specific loans as well as delinquency, classification levels and historic charge-offs for pools of non-reviewed loans. For consumer loans, the allocated component is based on loan payment status and historical loss rates.

A review of selected loans (based on risk rating and size) is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with reviews by the credit review function and regulatory agencies. These reviews provide information which assist in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.

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

Homogeneous pools of loans, such as consumer installment and residential real estate loans, are not individually reviewed. An allowance is established for each pool of loans based upon historical loss ratios, based on the net charge-off history by loan category. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in the Company's geographic areas, specific industry financial conditions and other factors.

The unallocated portion of the allowance covers general economic uncertainties as well as the imprecision inherent in any loan and lease loss forecasting methodology. It will vary over time depending on economic, industry, organization and portfolio conditions.

The factors used to evaluate homogenous loans in accordance with the SFAS No. 5, Accounting for Contingencies are reviewed at least quarterly and are updated as conditions warrant, resulting in improved allocation of specific reserves. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to an amount that is adequate to absorb estimated loan losses as determined by management's periodic evaluations of the loan portfolio. This evaluation by management is based upon consideration of actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations.

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

The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities. The provision for loan losses totaled $4.9 million in 2003, an increase of $1.8 million from the $3.1 million provided in 2002. At December 31, 2003, the allowance for loan losses as a percentage of loans was 1.50% as compared to 1.53% as of year-end 2002. During 2003, the Company's ratio of net charge-offs to average loans was 25 basis points compared to 15 basis points in 2002. Net charge-offs in 2002 were uncharacteristically low due to the large charge offs in late 2001 and subsequent recoveries in 2002 as a result of the loan sale. The allowance for loan losses to non-performing loans at December 31 was 138.88% in 2003 and 110.08% in 2002.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES) (1)

(In thousands)                                            2003            2002          2001           2000           1999
                                                       -----------    -----------    -----------    -----------    -----------
  Allowance for loan losses, January 1                 $    24,632    $    23,868    $    25,264    $    25,155    $    18,443
  Allowance associated with purchase acquisitions               --             --          4,018          1,103             --
  Writedowns related to loans transferred
    to loans held for sale                                      --             --         26,047             --             --
  Loans charged off:
    Commercial, industrial and agriculture                   2,330          1,235          4,457          1,722          1,859
    Lease financing                                             59             --            113             48             10
    Commercial mortgages                                       840            492             --             --             --
    Construction and development                                --             --             --             --             --
    Real estate mortgage                                        --             --          4,452          1,658          2,539
    Residential mortgages                                    1,734          2,236             --             --             --
    Home Equity                                                180            266             --             --             --
    Consumer                                                 1,367          1,480          2,934          3,065          3,256
                                                       -----------    -----------    -----------    -----------    -----------
      Total                                                  6,510          5,709         11,956          6,493          7,664
  Recoveries on charged off loans:
    Commercial, industrial and agriculture                   1,105          1,192            270            242            534
    Lease financing                                            119              4              2             13             --
    Commercial mortgages                                        86            138             --             --             --
    Real estate mortgage                                        --             --            371            235            251
    Residential mortgages                                      405          1,266             --             --             --
    Home Equity                                                  1             33             --             --             --
    Consumer                                                   620            697            869            871          1,094
                                                       -----------    -----------    -----------    -----------    -----------
      Total                                                  2,336          3,330          1,512          1,361          1,879
                                                       -----------    -----------    -----------    -----------    -----------
        Net charge-offs                                      4,174          2,379         10,444          5,132          5,785
  Provision for loan losses                                  4,945          3,143         31,077          4,138         12,497
                                                       -----------    -----------    -----------    -----------    -----------
  Allowance for loan losses, December 31               $    25,403    $    24,632    $    23,868    $    25,264    $    25,155
                                                       ===========    ===========    ===========    ===========    ===========

  Total loans at year-end, net of unearned income      $ 1,699,688    $ 1,606,155    $ 1,599,732    $ 1,687,330    $ 1,694,004
  Average loans*                                         1,678,252      1,621,859      1,751,083      1,679,881      1,647,210
  Total non-performing loans                                18,291         22,377         24,222         36,999         34,929

  Net charge-offs to average loans**                          0.25%          0.15%          2.08%          0.31%          0.35%
  Provision for loan losses to average loans                  0.29           0.19           1.77           0.25           0.76
  Allowance for loan losses to loans                          1.50           1.53           1.49           1.50           1.48
  Allowance for loan losses to non-performing loans         138.88         110.08          98.54          68.28          72.02


*  Includes loans classified as held for sale.
** 2001 includes writedowns related to loans transferred to loans held for sale.
   Excluding this amount, net charge-offs to average loans was 0.60%.

(1) In 2003, the Company changed its methodology for classifying the types of loans in its portfolio. As a result, information for years prior to 2002 is shown as previously reported and is not comparable to the information for 2003 and 2002.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31 (1)
(In thousands)

                                                  Allowance Applicable to                  Percent of Loans to Total Gross Loans
Loan Type                            2003       2002        2001        2000     1999     2003     2002     2001     2000     1999
--------------                     --------   --------    --------    --------  --------  ----     ----     ----     ----     ----
  Commercial, industrial           $ 12,789   $ 13,421    $  6,845    $  6,042  $  7,252    57%      61%      21%      23%      22%
         and agriculture
  Economic development loans
         and other obligations of
         state and political
         subdivisions                   135        117          --          --        --     1%       1%      --       --       --
  Lease financing                       105        129         140       3,184     3,230     1%       1%       1%       1%       1%
  Commercial mortgages                3,130      2,198          --          --        --    14%      10%      --       --       --
  Construction and
         development                    344        280          --          --        --     2%       1%      --       --       --
  Real estate mortgage                   --         --       9,993       9,508     9,291    --       --       70%      68%      66%
  Residential mortgages               1,845      2,347          --          --        --     8%      10%      --       --       --
  Home equity                           778        529          --          --        --     3%       2%      --       --       --
  Consumer                            3,095      3,046       2,405       2,690     3,217    14%      14%       8%       8%      11%
                                   --------   --------    --------    --------  --------  ----     ----     ----     ----     ----

         Allocated                   22,221     22,067      19,383      21,424    22,990   100%     100%     100%     100%     100%
                                                                                          ====     ====     ====     ====     ====

  Unallocated                         3,182      2,565       4,485       3,840     2,165
                                   --------   --------    --------    --------  --------
         Total                     $ 25,403   $ 24,632    $ 23,868    $ 25,264  $ 25,155
                                   ========   ========    ========    ========  ========

(1) As indicated above, in 2003 the Company changed its methodology for classifying the type of loans in its portfolio. The information for years prior to 2002 is included as reported in those respective years.

DEPOSITS

Total deposits were $1,812.6 million at December 31, 2003 compared to $1,781.9 million at December 31, 2002. The declining rate environment shifted some depositors' preferences to short-term liquid deposit products or annuities as opposed to long-term time deposits. This migration was consistent with management's objective to reduce the Company's reliance on high-yield, single service time deposit customers. Measured at year-end, valuable core deposits grew by $31.7 million, or 3.4% in 2003. Time deposits greater than $100 thousand have increased $66.6 million, while other time deposits decreased $67.6 million since December 31, 2002. The majority of the growth in time deposits greater than $100 thousand is attributable to a renewed focus on raising public deposits.

TIME DEPOSITS OF $100 OR MORE AT DECEMBER 31, 2003
(In thousands)

Maturing:
  3 months or less                          $ 155,499
  Over 3 to 6 months                           70,613
  Over 6 to 12 months                          27,048
  Over 12 months                               52,703
                                            ---------
    Total                                   $ 305,863
                                            =========

SHORT-TERM BORROWINGS

Short-term borrowings totaled $254.0 million at December 31, 2003, an increase of $163.0 million from year-end 2002. Federal funds purchased represent short-term borrowings, usually overnight, from other financial institutions. Securities sold under agreements to repurchase are collateralized transactions acquired in national markets as well as from the Company's commercial customers as a part of a cash management service. Repurchase agreements generally are overnight funds and provide the Company with a lower interest cost than similar sources of funds. The Company had repurchase agreements outstanding of $195.4 million and $64.4 million at December 31, 2003 and 2002, respectively. Short-term Federal Home Loan Bank ("FHLB") advances and other short-term borrowed funds are borrowings with a maturity date of one year or less. Short-term borrowed funds totaled $7.6 million and $14.2 million at December 31, 2003 and 2002, respectively. The Company currently has an unsecured line of credit for $15 million and had $4 million outstanding at year-end 2003.

LONG-TERM BORROWINGS

Long-term borrowings generally provide longer term funding and include advances from the FHLB and term notes from other financial institutions. Long-term borrowings decreased $20.7 million during 2003 to $638.7 million from $659.4 million at December 31, 2002. Included in long-term borrowings are $54.1 million in trust preferred securities and $481.2 million of FHLB advances. These advances carried a weighted average interest rate of 6.15% with final maturities occurring from 2005 through 2010 at December 31, 2003. The prepayment costs on these FHLB advances at December 31, 2003 were estimated at approximately $50 million. In September 2003, the Company prepaid $15 million of 6.00% FHLB advances and in the second half of 2002 extinguished $90 million of other long-term, high-coupon debt prior to scheduled maturities.

In April 2003, the Company issued $10 million of floating rate subordinated debt, which will mature on April 10, 2013. Issuance costs of $0.3 million were paid by the Company and are being amortized over the life of the securities.

During the second quarter of 2003, the Company issued $35.6 million in trust preferred securities as a participant in a pooled fund with a floating interest rate, which was 4.27% on December 31, 2003. The issue matures on June 26, 2033. Issuance costs of $1.0 million were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective June 25, 2008. The funds were used to redeem $34.5 million of trust preferred securities which had a fixed rate of 8.25%.

In 2001, the Company issued $18 million in trust preferred securities as a participant in a pooled fund. The issue matures on July 25, 2031. Issuance costs of $0.6 million were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective July 16, 2011.

Management continuously reviews the Company's liability composition. Any modifications could adversely affect the profitability and capital levels of the Company over the near term, but would be undertaken if management determines that restructuring the balance sheet will improve the Company's interest rate risk and liquidity risk profile on a longer-term basis.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2003                                            Less than      1 to 3       3 to 5       After 5
(In thousand)                                            Total      One Year       Years        Years        Years
                                                       ---------    ---------     --------    ---------    ---------
  Contractual On Balance Sheet Obligations:
    Long-term debt                                      $ 638,698    $     790    $ 233,182    $ 204,027    $ 200,699
    Operating leases                                        8,503        1,753        1,532        1,278        3,940
                                                        ---------    ---------    ---------    ---------    ---------
           Total contractual cash obligations           $ 647,201    $   2,543    $ 234,714    $ 205,305    $ 204,639
                                                        =========    =========    =========    =========    =========
  Off Balance Sheet Obligations:
    Lines of credit                                     $ 251,369    $  98,834    $  15,303    $   8,054    $ 129,178
    Standby letters of credit                               7,428        7,346           82           --           --
    Other commitments                                      53,183       15,882       18,630       11,385        7,286
                                                        ---------    ---------    ---------    ---------    ---------
           Total other commitments                      $ 311,980    $ 122,062    $  34,015    $  19,439    $ 136,464
                                                        =========    =========    =========    =========    =========

As of December 31, 2003, the scheduled maturities of time deposits are as follows:

(In thousands)

  2004                                                  $ 572,370
  2005                                                    169,050
  2006                                                     33,345
  2007                                                     40,249
  2008 and thereafter                                      30,014
                                                        ---------
   Total                                                $ 845,028
                                                        =========

CAPITAL RESOURCES

At December 31, 2003, shareholders' equity totaled $233.0 million, an increase of $0.4 million, or 0.2%, from 2002. The amount of net earnings retained after the declaration of cash dividends was $1.5 million for the year ended December 31, 2003 compared to $4.1 million in the prior year. The dividend payout ratio for 2003 was 91.26%, compared to 79.66% in 2002. The average equity to average asset ratio was 7.97% and 7.92% for 2003 and 2002, respectively.

The Company opened two new banking centers in early 2004 and has plans to open one each in the second and fourth quarters of 2004. The two planned banking centers are estimated to cost between $5 million to $6 million, in total. The Florence banking center will also serve as a regional office for the Cincinnati metro area.

The Company and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2003, the Company and Integra Bank exceeded the regulatory minimums and Integra Bank met the regulatory definition of well capitalized.

The capital securities held by the trusts currently qualify as Tier 1capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital.

LIQUIDITY

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and other borrowings, and to take advantage of interest rate market opportunities. Funding loan requests, providing for deposit out flows, and managing interest rate fluctuations require monitoring and continuous analysis in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature of mix of the banking institution's sources and uses of funds.

For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Company's asset/liability management program. When these sources are not adequate, the Company may use Fed Fund purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with FHLB Indianapolis, as alternative sources of liquidity. Additionally, the Company's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At December 31, 2003 and 2002, respectively, federal funds sold and other short-term investments were $8,658 and $488. Additionally, at December 31, 2003, the Company had $255 million available from unused federal funds lines and in excess of $362 million in unencumbered securities available for repurchase agreements. The Bank also has a "borrower in custody" ("BIC") line with the Federal Reserve Bank totaling over $400 million as part of its liquidity contingency.

For the Company, liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. The Company has an unsecured line of credit available which permits it to borrow up to $15 million. At December 31, 2003 the Company had $11 million available for future use. Management believes that the Company has adequate liquidity to meet its foreseeable needs.

Liquidity for the Company is required to support operational expenses of the Company, pay taxes, meet the outstanding debt and trust preferred securities obligations of the Company, provide dividends to common shareholders and other general corporate purposes. Management believes that funds to fulfill these obligations for 2004 will be available from currently available cash and marketable securities, accessing the Company's line of credit, dividends to the Company, or other sources that management expects to be available during the year. While management believes that maintaining the current dividend level is important to the Company's shareholders, the Board of Directors will determine on a quarterly basis whether to pay dividends and the amount of the dividend after taking into account the availability of funds, the results of current operations and prospects for future operations, and the need to maintain prudent capital levels at the Company and Integra Bank.

ACCOUNTING CHANGES

For information regarding accounting standards issued which will be adopted in future periods, refer to Note 1 to the Consolidated Financial Statements.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
 (In thousands)

For the Years Ended
December 31,                                                   2003                                  2002
                                             -------------------------------------      ------------------------------------
                                                Average       Interest    Yield/       Average         Interest     Yield/
EARNING ASSETS:                                 Balances       & Fees      Cost        Balances         & Fees       Cost
                                             ------------   ------------   -----      -----------     ---------      -----
  Interest-bearing deposits in banks         $        351   $          3    0.85%     $        63     $       1       1.59%
  Federal funds sold & other
     short-term investments                         5,127             57    1.11%          60,859         1,171       1.92%
  Loans held for sale                               7,314            451    6.17%          25,396         1,717       6.76%
  Securities:
     Taxable                                      834,407         33,084    3.96%         773,224        40,152       5.19%
     Tax-exempt                                   165,788         13,025    7.86%         195,838        14,469       7.39%
                                             ------------   ------------   -----      -----------     ---------      -----

       Total securities                         1,000,195         46,109    4.61%         969,062        54,621       5.64%

  Loans                                         1,670,938        101,300    6.06%       1,596,462       111,755       7.00%
                                             ------------   ------------   -----      -----------     ---------      -----
       Total earning assets                     2,683,925   $    147,920    5.51%       2,651,842     $ 169,265       6.38%
                                                            ============                              =========

  Fair value adjustment on
     securities available for sale                 15,701                                  13,350
  Allowance for loan loss                         (24,967)                                (24,473)
  Other non-earning assets                        274,357                                 266,127
                                             ------------                             -----------
  TOTAL ASSETS                               $  2,949,016                             $ 2,906,846
                                             ============                             ===========
  INTEREST-BEARING LIABILITIES:

  Deposits
     Savings and interest-bearing demand     $    539,234   $      3,370    0.62%     $   518,905     $   4,953       0.95%
     Money market accounts                        198,707          3,379    1.70%         193,403         4,475       2.31%
     Certificates of deposit and other time       868,175         23,246    2.68%         901,859        34,976       3.88%
                                             ------------   ------------   -----      -----------     ---------      -----
       Total interest-bearing deposits          1,606,116         29,995    1.87%       1,614,167        44,404       2.75%

  Short-term borrowings                           221,522          2,613    1.18%          97,474         2,043       2.10%
  Long-term borrowings                            652,967         38,265    5.86%         734,543        44,339       6.04%
                                             ------------   ------------   -----      -----------     ---------      -----
     Total interest-bearing liabilities         2,480,605   $     70,873    2.86%       2,446,184     $  90,786       3.71%
                                                            ============                              =========

  Non-interest bearing deposits                   218,022                                 206,763
  Other noninterest-bearing liabilities and
     shareholders' equity                         250,389                                 253,899
                                             ------------                             -----------
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                    $  2,949,016                             $ 2,906,846
                                             ============                             ===========
  Interest income/earning assets                            $    147,920    5.51%                     $ 169,265       6.38%
  Interest expense/earning assets                                 70,873    2.64%                        90,786       3.42%
                                                            ------------   -----                      ---------      -----
     Net interest income/earning assets                     $     77,047   2.87%                      $  78,479       2.96%
                                                            ------------   -----                      ---------      -----




For the Years Ended
December 31,                                                 2001
                                                -----------------------------------
                                                  Average      Interest      Yield/
EARNING ASSETS:                                   Balances      & Fees        Cost
                                                -----------    ---------     ------
  Interest-bearing deposits in banks            $       381    $      14       3.67%
  Federal funds sold & other
     short-term investments                         326,084       13,531       4.15%
  Loans held for sale                                 3,201          323      10.09%
  Securities:
     Taxable                                        760,257       47,670       6.27%
     Tax-exempt                                     196,081       14,416       7.35%
                                                -----------    ---------     ------

       Total securities                             956,338       62,086       6.49%

  Loans                                           1,747,882      145,026       8.30%
                                                -----------    ---------     ------
       Total earning assets                       3,033,886    $ 220,980       7.28%
                                                               =========

  Fair value adjustment on
     securities available for sale                   14,044
  Allowance for loan loss                           (27,476)
  Other non-earning assets                          245,868
                                                -----------
  TOTAL ASSETS                                  $ 3,266,322
                                                ===========
  INTEREST-BEARING LIABILITIES:

  Deposits
     Savings and interest-bearing demand        $   468,220    $   6,579       1.41%
     Money market accounts                          236,658        8,883       3.75%
     Certificates of deposit and other time       1,189,422       65,970       5.55%
                                                -----------    ---------     ------
       Total interest-bearing deposits            1,894,300       81,432       4.30%

  Short-term borrowings                             151,808        6,381       4.20%
  Long-term borrowings                              762,597       46,446       6.09%
                                                -----------    ---------     ------
     Total interest-bearing liabilities           2,808,705    $ 134,259       4.78%
                                                               =========

  Non-interest bearing deposits                     191,027
  Other noninterest-bearing liabilities and
     shareholders' equity                           266,590
                                                -----------
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                       $ 3,266,322
                                                ===========
  Interest income/earning assets                               $ 220,980       7.28%
  Interest expense/earning assets                                134,259       4.43%
                                                               ---------     ------
     Net interest income/earning assets                        $  86,721       2.85%
                                                               ---------     ------

Note: Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
        Loans include nonaccrual loans and loan fees of $2,843, $2,983, and $3,446 for 2003, 2002, and 2001, respectively.
        Securities yields are calculated on an amortized cost basis.
        Federal tax equivalent adjustments on securities are $4,333, $4,178, and $3,988 for 2003, 2002, and 2001, respectively
        Federal tax equivalent adjustments on loans are $472, $456, and $653 for 2003, 2002, and 2001, respectively

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program for the Company is comprised of several components. The components include (1) Board of Directors' oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement,
(5) risk monitoring and reporting and (6) independent review. It is the objective of the Company's interest rate risk management processes to manage the impact of interest rate volatility on bank earnings and capital.

At the Company, interest rate risk is managed through the Corporate Asset and Liability Committee ("Corporate ALCO") with oversight through the ALCO and Finance Committee of the Board of Directors ("Board ALCO"). The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least monthly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The Company uses the following key methodologies to measure interest rate risk.

EARNINGS AT RISK ("EAR"). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At December 31, 2003, the Company would experience a negative 5.20% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 4.26% change in net interest income. Both simulation results are within the policy limits established by the Board ALCO. Two major changes factored into the variance in risk at +200 basis points from December 2002 to December 2003. In 2003, a more conservative approach was employed to measure the pricing behavior risk of money market accounts in a rising rate environment. This had the effect of reducing the calculated level of asset sensitivity. Though not restated, management believes that the EAR benefit in a rising rate scenario was overstated at December 31, 2002. Also in 2003, $34.5 million in 8.25% fixed rate trust preferred securities were retired and refinanced with lower coupon, floating rate trust preferred securities. Prior to December 2002, the Company used the simulation model to calculate these changes assuming that rates and balance sheet composition remain unchanged. The changes in EAR using the unchanged rate and balance sheet composition assumptions produced risk measures that were materially the same as the risk measures produced by the current assumptions.

                    Estimated Change in EAR from the Flat Interest Rate Scenario
                    ------------------------------------------------------------
                    -200 basis points                       +200 basis points
                    -----------------                       -----------------
December 31, 2003               -5.20%                                  -4.26%

December 31, 2002               -7.96%                                   5.82%

ECONOMIC VALUE OF EQUITY ("EVE"). Management considers EVE to be its best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Company uses a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the "Base" interest rate scenario.

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

At December 31, 2003, the Company would experience a positive 0.04% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 12.77% change in EVE. Both of these measures are within Board approved policy limits. Prior to December 2002, the Company used the simulation model to calculate these changes assuming that rates remain unchanged. For EVE calculations, future balance sheet composition is not a factor. The changes in EVE using unchanged rates and balance sheet composition assumptions produced risk measures that were materially the same as the risk measures produced by the current assumptions.

                    Estimated Change in EVE from the Flat Interest Rate Scenario
                    ------------------------------------------------------------
                    -200 basis points                       +200 basis points
                    -----------------                       -----------------
December 31, 2003                0.04%                                 -12.77%

December 31, 2002               -2.69%                                 -12.35%


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Integra Bank Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Integra Bank Corporation ("Integra") and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Integra's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
January 26, 2004

                    INTEGRA BANK CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                        December 31,
                                                                   2003             2002
                                                                 -----------     -----------
ASSETS
Cash and due from banks                                          $    66,285     $    70,045
Federal funds sold and other short-term investments                    8,658             488
                                                                 -----------     -----------
    Total cash and cash equivalents                                   74,943          70,533
Loans held for sale (at lower of cost or fair value)                     242          13,767
Securities available for sale                                      1,006,986         982,263
Loans, net of unearned income                                      1,699,688       1,606,155
Less:  Allowance for loan losses                                     (25,403)        (24,632)
                                                                 -----------     -----------
    Net loans                                                      1,674,285       1,581,523
Premises and equipment                                                54,563          53,537
Goodwill                                                              44,839          44,159
Other intangible assets                                               10,309          11,928
Other assets                                                          92,127         100,028
                                                                 -----------     -----------
TOTAL ASSETS                                                     $ 2,958,294     $ 2,857,738
                                                                 ===========     ===========
LIABILITIES
Deposits:
    Non-interest-bearing demand                                  $   219,983     $   213,405
    Interest-bearing:
       Savings, interest checking and money market accounts          747,619         722,486
       Time deposits of $100,000 or more                             305,863         239,243
       Other interest-bearing                                        539,165         606,814
                                                                 -----------     -----------
    Total deposits                                                 1,812,630       1,781,948
Short-term borrowings                                                253,978          90,975
Long-term borrowings                                                 638,698         606,851
Guaranteed preferred beneficial interests
    in the Corporation's subordinated debentures                          --          52,500
Other liabilities                                                     19,996          92,864
                                                                 -----------     -----------
    TOTAL LIABILITIES                                              2,725,302       2,625,138

Commitments and contingent liabilities (Note 18)                          --              --
SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
    None outstanding
Common stock - $1.00 stated value:
    Shares authorized: 29,000,000
   SSharesooutstanding: 17,310,782 and 17,291,368, respectively       17,311          17,291
Additional paid-in capital                                           125,789         125,467
Retained earnings                                                     83,510          82,011
Unvested restricted stock                                               (292)           (147)
Accumulated other comprehensive income                                 6,674           7,978
                                                                 -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY                                       232,992         232,600
                                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 2,958,294     $ 2,857,738
                                                                 ===========     ===========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                        Consolidated Statements of Income
                                 (In Thousands)

                                                                              Year Ended December 31,
                                                                       ------------------------------------
                                                                         2003          2002         2001
                                                                       ----------   ----------   ----------
INTEREST INCOME
Interest and fees on loans:
      Taxable                                                          $   99,951   $  110,042   $  142,718
      Tax-exempt                                                              877        1,257        1,656
Interest and dividends on securities:
      Taxable                                                              33,084       40,152       47,670
      Tax-exempt                                                            8,692       10,291       10,427
Interest on loans held for sale                                               451        1,717          323
Interest on federal funds sold and other short-term investments                60        1,172       13,545
                                                                       ----------   ----------   ----------
      Total interest income                                               143,115      164,631      216,339

INTEREST EXPENSE
Interest on deposits                                                       29,995       44,404       81,432
Interest on short-term borrowings                                           2,613        2,043        6,381
Interest on long-term borrowings                                           38,265       44,339       46,446
                                                                       ----------   ----------   ----------
      Total interest expense                                               70,873       90,786      134,259
NET INTEREST INCOME                                                        72,242       73,845       82,080
Provision for loan losses                                                   4,945        3,143       31,077
                                                                       ----------   ----------   ----------
      Net interest income after provision for loan losses                  67,297       70,702       51,003
                                                                       ----------   ----------   ----------

NON-INTEREST INCOME
Service charges on deposit accounts                                        11,628       11,135        9,301
Other service charges and fees                                              5,703        5,136        4,403
Mortgage servicing income                                                   1,931        1,087          877
Investment services commissions                                             1,196        1,115          392
Trust income                                                                2,035        2,041        2,273
Securities gains                                                            3,052        9,098        8,212
Gain on mortgage loans sold                                                 1,988        1,014          907
CSV life insurance income                                                   1,788        1,925        1,606
Other                                                                       3,472        3,730        5,231
                                                                       ----------   ----------   ----------
      Total non-interest income                                            32,793       36,281       33,202

NON-INTEREST EXPENSE
Salaries and employee benefits                                             42,347       38,825       38,215
Occupancy                                                                   5,909        5,586        4,994
Equipment                                                                   4,361        4,474        5,049
Professional fees                                                           4,404        4,905        5,590
Communication and transportation                                            3,990        4,030        4,080
Processing                                                                  4,782        4,840        3,361
Marketing                                                                   1,774        1,789        2,115
Debt prepayment fees                                                        1,243        5,938           --
Loans held for sale expense                                                     1        2,677           --
Low income housing project losses                                           2,570          652          926
Amortization of intangible assets                                           1,619        1,622        5,299
Other                                                                       9,267        7,539        8,674
                                                                       ----------   ----------   ----------
      Total non-interest expense                                           82,267       82,877       78,303
                                                                       ----------   ----------   ----------
Income before income taxes and cumulative effect of accounting change      17,823       24,106        5,902
Income taxes (benefit)                                                         58        3,778       (1,629)
                                                                       ----------   ----------  ----------
Income before cumulative effect of accounting change                       17,765       20,328        7,531
Cumulative effect of accounting change, net of tax                             --           --         (273)
                                                                       ----------   ----------   ----------
NET INCOME                                                             $   17,765   $   20,328   $    7,258
                                                                       ==========   ==========   ==========

Consolidated Statements of Income are continued on the following page.

                    INTEGRA BANK CORPORATION and Subsidiaries
                  Consolidated Statements of Income (Continued)
                 (In Thousands, Except Share and Per Share Data)

                                                                      Year Endeed December 31,
                                                                 ---------------------------------
                                                                   2003        2002        2001
                                                                 --------    --------    ---------
Earnings per share:
      Basic:
           Income before cumulative effect of accounting change  $   1.03    $   1.18    $    0.43
           Cumulative effect of accounting change, net of tax          --          --        (0.01)
                                                                 --------    --------    ---------
           Net Income                                            $   1.03    $   1.18    $    0.42
                                                                 ========    ========    =========
      Diluted:
           Income before cumulative effect of accounting change  $   1.03    $   1.18    $    0.43
           Cumulative effect of accounting change, net of tax          --          --        (0.01)
                                                                 --------    --------    ---------
           Net Income                                            $   1.03    $   1.18    $    0.42
                                                                 ========    ========    =========
Weighted average shares outstanding:
      Basic                                                        17,285      17,276       17,200
      Diluted                                                      17,300      17,283       17,221


See Accompanying Notes to Consolidated Financial Statements

                    INTEGRA BANK CORPORATION and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                 (In Thousands)

                                                                           Year Ended December 31,
                                                                       --------------------------------
                                                                         2003        2002        2001
                                                                       --------    --------    --------
Net income                                                             $ 17,765    $ 20,328    $  7,258
Other comprehensive income, net of tax:
    Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in period                              (37)     12,465       3,434
      Reclassification of realized amounts                               (1,815)     (5,411)     (4,884)
                                                                       --------    --------    --------
      Net unrealized gain (loss) on securities                           (1,852)      7,054      (1,450)

    Unrealized gain (loss) on hedged derivatives arising in period          548         110        (885)
                                                                       --------    --------    --------

Net unrealized gain (loss), recognized in other comprehensive income     (1,304)      7,164      (2,335)
                                                                       --------    --------    --------

Comprehensive income                                                   $ 16,461    $ 27,492    $  4,923
                                                                       ========    ========    ========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
           Consolidated Statements of Changes In Shareholders' Equity
                 (In Thousands, Except Share and Per Share Data)

                                                                                                          Accumulated
                                                 Shares of             Additional             Unvested       Other         Total
                                                  Common     Common     Paid-In   Retained  Restricted  Comprehensive  Shareholders'
                                                  Stock       Stock     Capital   Earnings     Stock        Income        Equity
                                                ----------   -------   ---------  --------  ---------   -------------  ------------
BALANCE AT DECEMBER 31, 2000                     15,880,999  $ 15,881   $  99,497  $ 86,990   $     --   $     3,149    $  205,517

Net income                                               --        --          --     7,258         --            --         7,258
Cash dividend declared ($0.94 per share)                 --        --          --   (16,313)        --            --       (16,313)
Repurchase of outstanding shares                   (175,500)     (176)     (4,130)       --         --            --        (4,306)
Change, net of tax, in unrealized gain/loss on:
    Securities                                           --        --          --        --         --        (1,450)       (1,450)
    Interest rate swaps                                  --        --          --        --         --          (885)         (885)
Exercise of stock options                            62,569        63       1,026        --         --            --         1,089
Issuance of stock for acquisition                 1,499,967     1,500      28,589        --         --            --        30,089
Grant of restricted stock                            16,000        16         352        --       (368)           --            --
Unearned compensation amortization                       --        --          --        --         98            --            98
                                                -----------  --------   ---------  --------  ---------   -----------   -----------

BALANCE AT DECEMBER 31, 2001                     17,284,035    17,284     125,334    77,935       (270)          814       221,097
                                                -----------  --------   ---------  --------  ---------   -----------   -----------

Net income                                               --        --          --    20,328         --            --        20,328
Cash dividend declared ($0.94 per share)                 --        --          --   (16,252)        --            --       (16,252)
Change, net of tax, in unrealized gain/loss on:
    Securities                                           --        --          --        --         --         7,054         7,054
    Interest rate swaps                                  --        --          --        --         --           110           110
Exercise of stock options                             7,333         7         133        --         --            --           140
Unearned compensation amortization                       --        --          --        --        123            --           123
                                                -----------  --------   ---------  --------  ----------  -----------   -----------

BALANCE AT DECEMBER 31, 2002                     17,291,368    17,291     125,467    82,011       (147)        7,978       232,600
                                                ===========  =========  =========  ========  =========   ===========   ===========

Net income                                               --        --          --    17,765         --            --        17,765
Cash dividend declared ($0.94 per share)                 --        --          --   (16,266)        --            --       (16,266)
Change, net of tax, in unrealized gain/loss on:
    Securities                                           --        --          --        --         --        (1,852)       (1,852)
    Interest rate swaps                                  --        --          --        --         --           548           548
Exercise of stock options                             1,000         1          19        --         --            --            20
Grant of restricted stock                            18,414        19         303        --       (322)           --            --
Unearned compensation amortization                       --        --          --        --        177            --           177
                                                -----------  --------   ---------  --------  ----------  -----------   -----------

BALANCE AT DECEMBER 31, 2003                     17,310,782  $ 17,311   $ 125,789  $ 83,510   $   (292)  $     6,674    $  232,992
                                                ===========  =========  =========  ========  =========   ===========   ===========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                           Year Ended December 31,
                                                                  ---------------------------------------
                                                                    2003            2002           2001
                                                                  ---------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  17,765    $    20,328    $     7,258
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Federal Home Loan Bank stock dividends                                 (93)          (186)          (272)
 Amortization and depreciation                                       12,300         15,258         15,476
 Amortization of unearned compensation                                  177            123             98
 Provision for loan losses                                            4,945          3,143         31,077
 Net securities gains                                                (3,052)        (9,098)        (8,212)
 (Gain) loss on sale of premises and equipment                           24           (156)            48
 (Gain) loss on sale of other real estate owned                        (117)           (65)           158
 Loss on low-income housing investments                                 286            653            927
 Increase (decrease) in deferred taxes                                3,724         (9,081)        10,057
 Net gain on sale of loans held for sale                             (1,988)        (1,014)          (907)
 Proceeds from sale of loans held for sale                          189,664        173,068         88,829
 Origination of loans held for sale                                (174,151)      (151,681)       (89,568)
 Debt prepayment fees                                                 1,243          5,938             --
 (Increase) decrease in other assets                                  2,824         (3,230)       (29,322)
 Increase (decrease) in other liabilities                           (73,403)        71,670        (19,998)
                                                                  ---------    -----------    -----------
    Net cash flows provided by (used in) operating activities       (19,852)       115,670          5,649
                                                                  ---------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale           419,893        405,015      1,020,133
Proceeds from sales of securities available for sale                328,278        988,234      1,170,692
Purchase of securities available for sale                          (777,119)    (1,351,661)    (2,103,148)
(Increase) decrease in loans made to customers                      (98,150)        13,269        156,405
Purchase of premises and equipment                                   (6,568)        (4,118)        (3,498)
Proceeds from sale of premises and equipment                          1,513            437            275
Proceeds from sale of other real estate owned                         1,424          2,661          1,818
Net cash and cash equivalents from acquisition                           --             --         25,115
                                                                  ---------    -----------    -----------
  Net cash flows provided by (used in) investing activities        (130,729)        53,837        267,792
                                                                  ---------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                  30,682       (146,464)      (190,576)
Termination fee on interest rate swap                                    --         (1,904)            --
Net increase (decrease) in short-term borrowed funds                159,302         (1,155)      (335,088)
Proceeds from long-term borrowings                                   10,000             --        244,979
Repayment of long-term borrowings                                   (29,820)      (115,437)       (47,560)
Proceeds from trust preferred securities                             35,568             --         18,000
Repayment of trust preferred securities                             (34,500)            --             --
Dividends paid                                                      (16,261)       (16,250)       (16,146)
Repurchase of common stock                                               --             --         (4,306)
Proceeds from exercise of stock options                                  20            140          1,089
                                                                  ---------    -----------    -----------
  Net cash flows provided by (used in) financing activities         154,991       (281,070)      (329,608)
                                                                  ---------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                  4,410       (111,563)       (56,167)
                                                                  ---------    -----------    -----------
Cash and cash equivalents at beginning of year                       70,533        182,096        238,263
                                                                  ---------    -----------    -----------
Cash and cash equivalents at end of year                          $  74,943    $    70,533    $   182,096
                                                                  =========    ===========    ===========

Consolidated Statements of Cash Flows are continued on the following page.

                    INTEGRA BANK CORPORATION and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                 (In Thousands)

                                                                                          Year Ended December 31,
                                                                                    ---------------------------------
                                                                                      2003         2002        2001
                                                                                    --------     --------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
     Interest                                                                       $ 72,484     $ 96,482   $ 135,309
     Income taxes                                                                     (3,340)          37       7,228

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain)/loss on securities available for sale     $ (3,113)    $ 11,861   $  (2,438)
Change in deferred taxes attributable to securities available for sale                (1,261)       4,807        (988)
Change in fair value of derivative hedging instruments                                (2,283)      (1,488)         --
Other real estate acquired in settlement of loans                                        443        2,360       3,703
Loans transferred from held for sale to loan portfolio                                    --       23,985          --

Purchase of subsidiaries:
                                                                                                            ---------
Assets acquired:
     Securities                                                                                             $  99,991
     Loans                                                                                                    159,948
     Premises and equipment                                                                                     5,814
     Other assets                                                                                              11,641
Liabilities assumed:
     Deposits                                                                                                (247,953)
     Short-term borrowings                                                                                    (10,776)
     Other borrowings                                                                                         (11,134)
     Other liabilities                                                                                         (2,557)
Shareholders' Equity                                                                                          (30,089)
                                                                                                            ---------
       Net cash and cash equivalents from acquisitions                                                      $  25,115
                                                                                                            =========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and Per Share Data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation (the "Company") is a bank holding company that is based in Evansville, Indiana. The Company's principal subsidiary is Integra Bank N.A., a national banking association ("Integra Bank" or "Bank"). The Company owns Integra Reinsurance Company, Ltd. which was formed under the laws of the Turks and Caicos Islands and the state of Arizona. The Company merged a real estate holding subsidiary, Twenty-One South East Corporation, into the Company in May 2003. The Company also has a controlling interest in Integra Capital Trust II and Integra Capital Statutory Trust III, its trust securities affiliates. In June 2003 the Company dissolved Integra Capital Trust I, when the trust securities were called and issued new securities through the new affiliate, Integra Capital Statutory Trust III. At December 31, 2003, the Company had total consolidated assets of $3.0 billion. The Company provides services and assistance to its wholly owned subsidiaries and Integra Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Company receives income and/or dividends from Integra Bank, where most of the Company's activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio. These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services. Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes and complete personal and corporate trust services. Integra Bank also has a 29 percent ownership interest in Total Title Services, LLC, a provider of residential title insurance, which is accounted for under the equity method of accounting as an unconsolidated subsidiary.

Integra Bank's products and services are delivered through its customers' channel of preference. At December 31, 2003, Integra Bank served its customers through 72 banking centers, 134 automatic teller machines ("ATMs") and three loan production offices ("LPOs"). Integra Bank also serves its customers through its telephone banking and offers a suite of Internet-based products and services that can be found at www.integrabank.com.

Integra Bank's wholly owned subsidiary, IBNK Leasing Corp. holds leases originated in years prior to 2000. Since 2000, Integra Bank has not originated leases through this subsidiary.

Integra Reinsurance Company, Ltd. is an insurance company formed in June 2002 under the laws of the Turks and Caicos Islands as an exempted company for twenty years under the companies Ordinance 1981. It operates as an alien corporation in the state of Arizona and as such is subject to the rules and regulations of the National Association of Insurance Companies ("NAIC"). The company sells only American United Life Insurance Company's ("AUL") credit life and disability policies and operates within the Bank's banking center system. Integra Reinsurance Company began operation in May 2003.

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States and conform to predominate practice within the banking industry. The following is a description of the Company's significant accounting policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Integra Bank Corporation and its certain subsidiaries. At December 31, 2003, the Company's subsidiaries included in the consolidated financial statements consisted of a commercial bank, Integra Bank, and a reinsurance company. In May 2003, the Company merged its property management company into the parent company and also formed a reinsurance company. In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities ("VIEs"). FIN 46 provides that business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interest. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs of the Company beginning July 1, 2003. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of July 1, 2003 the Company adopted FIN 46 and SFAS 150 for Integra Statutory Capital Trust III, by deconsolidating the statutory business trust it created in June, 2003 to issue additional trust preferred securities that were used to redeem an earlier issue of trust preferred securities. As of December 31, 2003, the Company deconsolidated Integra Capital Trust II in accordance with FIN 46. Earlier periods will have the statutory business trust that issued the trust preferred securities redeemed included in the consolidated financial statements.

All significant intercompany transactions and balances have been eliminated. The Company and its subsidiaries utilize the accrual basis of accounting. Certain prior period amounts have been reclassified to conform to the 2003 financial reporting presentation.

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

TRUST ASSETS

Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Integra Bank, is not included in the accompanying consolidated financial statements since such items are not assets of the Company.

SECURITIES

Securities classified as trading are those debt and equity securities that the Company bought and principally held for the purpose of selling them in the near future. Gains and losses on sales and fair-value adjustments are included as a component of net income.

Securities classified as held to maturity are those securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at market value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included as a component of net income. Security transactions are accounted for on a trade date basis.

LOAN SALES

When the Company sells loans through either securitizations or individual loan sales, it may retain one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized or sold loans. Gain or loss on sale of the loans depends in part on the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests based on their relative market value at the date of sale. To obtain market values, quoted market prices are used if available. If quotes are not available for retained interests, the Company calculates market value based on the present value of future expected cash flows using management's best estimates of the key assumptions - credit losses, prepayments speeds, forward yield curves and discount rates commensurate with the risks involved.

Servicing rights resulting from loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment on an ongoing basis, based on market value, with any impairment recognized through a valuation allowance. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. Costs of servicing loans are charged to expense as incurred. At December 31, 2003 and 2002, the Company had mortgage servicing rights assets of $2,744 and $1,440, respectively.

LOANS

Loans are stated at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of aggregate cost or fair value.

Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method, which approximates the effective interest rate. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Management endeavors to recognize as quickly as possible situations where the borrower's repayment ability has become impaired or the collectability of interest is doubtful or involves more than the normal degree of risk. Generally, a loan is placed on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged-off. Real estate 1 - 4 family loans (both first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. The Company adheres to the standards for classification and treatment of open and closed-end credit extended to individuals for household, family and other personal expenditures, and includes consumer loans and credit cards, that are established by the Uniform Retail Classification and Account Management Policy (OCC Bulletin 2000-20). At the time a loan is placed in nonaccrual status, all unpaid accrued interest and deferred loan fees will be reversed. When doubt exists as to the collectability of the remaining book balance of a loan placed in nonaccrual status, any payments received will be applied to reduce principal to the extent necessary to eliminate such doubt. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest and principal. Past due loans are loans that are contractually past due as to interest or principal payments.

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

The adequacy of the allowance for loan losses is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio. The Company's methodology for assessing the appropriate reserve level consists of several key elements.

A review of selected loans (based on loan type and size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with those members of management assigned accountability for the credit relationship. This review is supplemented with reviews by Integra Bank's credit review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. Loans are considered impaired when, based on current information and events, management considers it probable the Company will not be able to collect all amounts that are due based on contractual terms. The allowance established for impaired loans is determined based on the market value of the investment measured using either the present value of expected cash flows based on the initial effective interest rate on the loan or the market value of the collateral if the loan is collateral dependent.

Historical loss ratios are applied to other homogeneous pools of loans, such as consumer installment and residential real estate loans not subject to specific allowance allocations. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in the bank's geographic areas, specific industry financial conditions and other factors.

The unallocated portion of the allowance is determined based on management's assessment of economic conditions and specific economic factors in the individual markets in which the Company operates.

OTHER REAL ESTATE OWNED

Properties acquired through foreclosure and unused bank premises are initially recorded at market value, reduced by estimated selling costs and are accounted for at lower of cost or fair value. The market values of other real estate are typically determined based on appraisals by independent third parties. Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans. Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense. At December 31, 2003 and 2002, net other real estate owned was $1,341 and $2,286, respectively.

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

INTANGIBLE ASSETS

Costs in excess of market value of net assets acquired consist primarily of goodwill and core deposit intangibles. Management evaluates the carrying value of intangibles based upon facts and circumstances surrounding the associated assets. In the event that facts and circumstances indicate that the carrying value of intangibles may be impaired, an evaluation of recoverability would be performed.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard changed how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition and also provides guidance on the accounting for intangible assets subsequent to the acquisition in a business combination.

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

Upon adoption of SFAS No. 142, the Company assessed both its goodwill and other intangible assets and determined that there was no impairment. Consequently, other intangible assets continued to be amortized in accordance with their previously established lives.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The market value of collateral provided to a third party is continually monitored and additional collateral provided, obtained or requested to be returned to the Company as deemed appropriate.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights ("MSRs") represent an estimate of the present value of future cash servicing income, net of estimated costs, the Company expects to receive on loans sold with servicing retained. MSRs are capitalized as separate assets when loans are sold and servicing is retained. The carrying value of MSRs is amortized in proportion to and over the period of, net servicing income and this amortization is recorded as a reduction to income.

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates and by geography and prepayment characteristics. Any impairment of a grouping would need to be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. On an ongoing basis, management considers all relevant factors to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract's specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. Freestanding derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting.

Effective January, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a freestanding derivative instrument. For a market value hedge, changes in the market value of the derivative instrument and changes in the market value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the market value of the derivative instrument, to the extent that it is effective, are recorded as a component of accumulated other comprehensive income within shareholders' equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. For freestanding derivative instruments, changes in the market values are reported in current period net income.

Prior to entering a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in market values or cash flows of the hedged item. The Company considers hedge instruments with a correlation from 80% to 120% to be sufficiently effective to qualify as a hedge instrument. If it is determined that the derivative instrument is no longer highly effective as a hedge or if the hedge instrument is terminated, hedge accounting is discontinued and the adjustment to market value of the derivative instrument is recorded in net income.

Upon adoption of this statement on January 1, 2001, the Company recorded a cumulative effect of change in accounting principle of $273, net of tax.

Cash Flow Hedges - The Company had previously entered into interest rate swaps to convert floating-rate liabilities to fixed rates. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded.

During 2001, the Company entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The Company terminated these agreements in 2002. The loss due to termination of $1,121, net of tax, was recorded as a component of accumulated other comprehensive income and is being amortized into earnings over the remaining term of the agreements.

Free-Standing Derivative Instruments - Derivative transactions that do not qualify for hedge accounting treatment under FAS 133 would be considered free-standing derivative instruments. Gains of losses from these instruments would be marked-to-market on a monthly basis and the impact recorded in net income. It is the Company's policy not to enter into freestanding derivative instruments without prior approval from the ALCO and Finance Committee of the Board of Directors.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return with each organization computing its taxes on a separate company basis. The provision for income taxes is based on income as reported in the financial statements. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Investment tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.

STOCK-BASED COMPENSATION

Stock options are accounted for using the intrinsic value method following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS 148 provides alternative methods of transition for a change to the market value based method of accounting for stock-based employee compensation. SFAS 148 is effective for fiscal years ended after December 15, 2002. Had compensation costs been determined based on the grant date market values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

For the Year Ended December 31,                   2003         2002          2001
                                                --------     --------      -------
Net income:
  As reported                                   $ 17,765     $ 20,328      $ 7,258
  Proforma                                        16,966       19,699        6,148

Earings per share:
  Basic
    As reported                                 $   1.03     $   1.18      $  0.42
    Proforma                                        0.98         1.14         0.36
  Diluted
    As reported                                 $   1.03     $   1.18      $  0.42
    Proforma                                        0.98         1.14         0.36

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34, to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, FIN 45 requires that guarantors recognize a liability equal to the market value of the guarantee upon issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued after December 31, 2002. Initial adoption did not have a material effect on the Company's consolidated results of operations, financial position or cash flows. See Notes 18 for further discussion.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 provides that business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interest. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after September 15, 2003. The Company adopted FIN 46 for entities formed after February 28, 2003 in the third quarter of 2003 and fully adopted as of December 31, 2003. As a result the trust preferred securities are recorded in the Company's balance sheet at December 31, 2003 as debt securities. Prior to adoption of FIN 46 these entities were consolidated under Accounting Research Bulletin 51 ("ARB 51") as amended by Financial Accounting Standards 94 ("FAS 94") which requires all investments in which a parent company has controlling interest to be consolidated.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, as well as amends certain existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interest that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FIN 46 discussed above.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46(R)") which replaced the Interpretation issued in January 2003. The revised Interpretation clarifies some of the provisions of FIN 46 and provides additional exemptions for certain entities. The provisions of FIN 46(R) are required to be adopted for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46(R) to have a material impact on the Company's financial condition, results of operations or cash flows.

In December 2003, AcSEC issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with earlier application encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. Loans acquired in business combinations are included in the scope of the SOP. The SOP does not apply to loans originated by the entity. The Company has not yet adopted the provisions of the SOP and does not expect them to have a material impact on the Company's financial condition, results of operations or cash flows.

NOTE 2. EARNINGS PER SHARE

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

The following provides a reconciliation of basic and diluted earnings per share:

For the Year Ended December 31,                       2003       2002        2001
                                                    --------   --------   --------
Net income                                          $ 17,765   $ 20,328   $  7,258

      Weighted average shares outstanding - Basic     17,285     17,276     17,200
      Stock option adjustment                             10          7         20
      Restricted stock adjustment                          5         --          1
                                                    --------   --------   --------
      Average shares outstanding - Diluted            17,300     17,283     17,221
                                                    ========   ========   ========

Earnings per share-Basic                            $   1.03   $   1.18   $   0.42
      Effect of stock options                             --         --         --
                                                    --------   --------   --------
Earnings per share - Diluted                        $   1.03   $   1.18   $   0.42
                                                    ========   ========   ========

Options to purchase 1,095 shares, 667 shares and 559 shares were outstanding at December 31, 2003, 2002 and 2001, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 3. SECURITIES

On December 31, 2003 and 2002, the Company had no held to maturity securities. Amortized cost and market value of securities classified as available for sale are as follows:

                                                        Gross        Gross
                                        Amortized     Unrealized   Unrealized       Fair
                                          Cost           Gains       Losses        Value
                                        ---------     ----------   ---------     -----------
December 31, 2003:
U.S. Government agencies                $  40,773       $    206     $     2     $    40,977
Mortgage-backed securities                282,377          3,934         314         285,997
Collateralized Mortgage Obligations       465,682          1,354       2,474         464,562
States & political subdivisions           111,147          6,242         311         117,078
Federal Home Loan Bank
  and Federal Reserve stock                32,875             --          --          32,875
Other securities                           62,527          3,395         425          65,497
                                        ---------     ----------   ---------     -----------
    Total                               $ 995,381       $ 15,131     $ 3,526     $ 1,006,986
                                        =========     ==========   =========     ===========


December 31, 2002:
U.S. Government agencies                $  15,422       $     15     $    --     $    15,437
Mortgage-backed securities                362,452          7,001          48         369,405
Collateralized Mortgage Obligations       330,073             31          --         330,104
States & political subdivisions           141,097          6,638         521         147,214
Federal Home Loan Bank
  and Federal Reserve stock                32,763             --          --          32,763
Other securities                           85,738          3,002       1,400          87,340
                                        ---------     ----------   ---------     -----------
    Total                               $ 967,545       $ 16,687     $ 1,969     $   982,263
                                        =========     ==========   =========     ===========

The amortized cost and fair value of the securities as of December 31, 2003, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                  Maturity           1 - 5 Years        5 - 10 Years      Over 10 Years
                                Under 1 Year          Maturity           Maturity           Maturity               Total
                               ---------------   -----------------   ----------------   -----------------   -------------------
                                Amount  Yield     Amount    Yield     Amount    Yield     Amount   Yield      Amount      Yield
                               ------- -------   ---------- ------   --------  ------   --------- ------    ----------   ------
U. S. Government agencies       $   --      --%  $   40,574   3.37%   $    199  4.09%   $     --      --%   $   40,773    3.37%
Mortgage-backed securities          --      --%     215,548   4.56%     64,859  4.53%      1,970    3.91%      282,377    4.55%
Collateralized Mortgage
    Obligations                     --      --      371,881   3.81%     93,801  4.69%         --      --%      465,682    3.99%
States & subdivisions            9,554    6.06%      21,715   6.91%     32,802  7.03%     47,076    7.43%      111,147    7.09%
Federal Home Loan Bank
   and Federal Reserve stock        --      --%          --     --%         --    --%     32,875    5.08%       32,875    5.08%
Other securities                    --      --%          --     --%         --    --%     62,527    7.02%       62,527    7.02%
                               ------- -------   ---------- -------  --------  -----    --------- ------    -----------  -----
Amortized Cost                  $9,554    6.06%  $  649,718   4.13%   $191,661  5.04%   $144,448    6.67%   $  995,381    4.69%
                               ======= =======   ========== =======  ========  =====    ========= ======    ===========  =====
Fair Value                      $9,337           $  653,503            193,749          $150,397            $1,006,986
                               =======           ==========          ========           =========           ===========

Note:  The yield is calculated on a 35 percent federal-tax-equivalent basis

Securities gains and(losses) are summarised as follows:

                          2003        2002        2001
                        --------    --------    --------
Gross realized gains    $  3,079    $  9,196    $  8,927
Gross realized losses        (27)        (98)       (715)
                        --------    --------    --------

     Total              $  3,052    $  9,098    $  8,212
                        ========    ========    ========

Securities with unrealized losses not recognized in income are as follows:

                                                      Less Than 12 Months   12 Months or More         Total
                                                  -----------------------------------------------------------------------
December 31, 2003                                             Unrealized              Unrealized               Unrealized
                                                  Fair Value   Losses     Fair Value     Losses    Fair Value     Losses
                                                  ----------  ----------  ----------  ----------  ----------   ----------
U.S. Government agencies                           $     248     $     2     $    --       $  --    $     248     $     2
Mortgage-backed securities                            44,884         314          --          --       44,884         314
Collateralized Mortgage Obligations                  224,885       2,474          --          --      224,885       2,474
State & political subdivisions                         1,328           3       2,692         308        4,020         311
Federal Home Loan Bank and Federal Reserve stock          --          --          --          --           --          --
Other securities                                      12,081         287       2,862         138       14,943         425
                                                  ----------  ----------  ----------  ----------  -----------  ----------
Total                                              $ 283,426     $ 3,080     $ 5,554       $ 446    $ 288,980     $ 3,526
                                                  ==========  ==========  ==========  ==========  ===========  ==========

The Company does not believe any individual unrealized loss as of December 31, 2003 represents an other than temporary impairment. Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal.

At December 31, 2003 and 2002, the carrying value of securities pledged to secure public deposits, trust funds, repurchase agreements and FHLB advances was $605,971 and $539,775, respectively.

NOTE 4. LOANS

A summary of loans as of December 31, follows:

                                                2003            2002
                                             -----------     -----------
Commercial and industrial
    Commercial, industrial and
       agricultural loans                    $   586,159     $   644,084
    Economic development loans and
       other obligations of state and
       political subdivisions                     20,951          18,360
    Lease financing                                6,796           7,366
                                             -----------     -----------
       Total commercial and industrial           613,906         669,810
Commercial real estate
    Commercial mortgages                         238,261         172,640
    Construction and development                  53,108          36,981
                                             -----------     -----------
       Total commercial real estate              291,369         209,621
Residential mortgages                            477,895         451,920
Home equity                                      132,101         126,257
Consumer loans                                   184,426         148,580
                                             -----------     -----------
       Total loans                             1,699,697       1,606,188
Less:  unearned income                                 9              33
                                             -----------     -----------
       Loans, net of unearned income         $ 1,699,688     $ 1,606,155
                                             ===========     ===========

A summary of non-performing loans, including those classified as loans held for sale, as of December 31 follows:

                                                 2003       2002       2001
                                               --------   --------   --------
Nonaccrual                                     $ 15,725   $ 20,010   $ 21,722
90 days past due and still accruing interest      2,566      2,367      2,500
                                               --------   --------   --------
Total non-performing loans                     $ 18,291   $ 22,377   $ 24,222
                                               ========   ========   ========

The Company had no restructured loans at December 31, 2003, 2002 or 2001.

The following table presents data on impaired loans at December 31:

                                                                           2003       2002       2001
                                                                         --------   --------   --------
Impaired loans for which there is a related allowance for loan losses    $  6,726   $  8,807   $  3,033
Impaired loans for which there is no related allowance for loan losses     10,080     13,079     13,323
                                                                         --------   --------   --------

    Total impaired loans                                                 $ 16,806   $ 21,886   $ 16,356
                                                                         ========   ========   ========

Allowance for loan losses for impaired loans
    included in the allowance for loan losses                            $  3,112   $  4,186   $  1,948
Average recorded investment in impaired loans                              18,043     20,855     16,410
Interest income recognized from impaired loans                                831        436        651
Cash basis interest income recognized from impaired loans                      98        198        616

There are no unused commitments available on any impaired loans.

The amount of loans serviced by the Company for the benefit of others is not included in the accompanying Consolidated Balance Sheets. The amount of unpaid principal balances of these loans was $290,830, $198,570, and $105,464 as of December 31, 2003, 2002 and 2001, respectively.

In the normal course of business, Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and the Company. The activity in these loans during 2003 is as follows:

Balance as of January 1, 2003                         $  2,761
New loans                                                2,298
Repayments                                              (1,869)
Director and officer changes                            (1,055)
                                                      --------
Balance as of December 31, 2003                       $  2,135
                                                      ========

NOTE 5. LEASE FINANCING

The Company's leasing operations include direct financing, leveraged leases and operating leases. The direct financing leasing activity involves the leasing of various types of office, data processing, and transportation equipment. These equipment leases have lives of three to seven years.

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

The composition of the net investment in direct lease financing at December 31 is as follows:

                                                              2003       2002
                                                             ------    --------
Minimum lease payments receivable                            $   87    $    858
Add estimated residual values of leased equipment               212       1,186
Add initial direct costs                                         --           3
Less: unearned lease income                                      (9)       (398)
                                                             ------    --------
    Net investment in direct lease financing                 $  290    $  1,649
                                                             ======    ========

At December 31, 2003, the minimum future lease payments due under the direct financing leases total $87 in 2004.

In 1997 IBNK Leasing entered into two leveraged leases with a regional air carrier for aircraft, which had an estimated economic life of 23 years, and were leased for a term of 16.5 years. The equity investment in the aircraft represented 22% of the purchase price; the remaining 78% was furnished by third party financing in the form of long-term debt with no recourse against the lessor and is secured by a first lien on the aircraft. At the end of the lease term, the aircraft will be returned to the lessor. The residual value at the end of the lease term was estimated to be 32% of the cost. For federal income tax purposes, the lessor receives the benefit of tax deductions for depreciation on the entire leased asset and for the interest on the long-term debt. Since during the early years of the lease those deductions exceeded the lease rental income, excess deductions are available to offset other taxable income. In the later years of the lease, rental income will exceed the deductions, which will increase taxable income. Deferred taxes are provided to reflect this reversal of tax deductions. The net investment in leveraged leases at December 31 is composed of the following elements:

                                                                           2003      2002
                                                                         -------    ------
Rentals receivable (net of principal and interest on nonrecourse debt)   $ 1,841    $1,841
Estimated residual value of leased assets                                  5,722     5,722
Less:  unearned and deferred income                                        1,832     1,846
                                                                         -------    ------

Investment in leveraged leases                                             5,731     5,717
Less: deferred taxes arising from leveraged leases                         5,853     4,422
                                                                         -------    ------

Net investment in leveraged leases                                       $  (122)   $1,295
                                                                         =======    ======

NOTE 6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

                                                       2003        2002        2001
                                                     --------    --------    --------
Balance at beginning of year                         $ 24,632    $ 23,868    $ 25,264
Allowance associated with acquisitions                     --          --       4,018
Provision for loan losses                               4,945       3,143      31,077
Loans charged to allowance                             (6,510)     (5,709)    (11,956)
Writedowns from loans transferred to held for sale         --          --     (26,047)
Recoveries credited to allowance                        2,336       3,330       1,512
                                                     --------    --------    --------
    Balance at end of year                           $ 25,403    $ 24,632    $ 23,868
                                                     ========    ========    ========

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

                                            2003      2002
                                          --------   -------
Land, buildings, and lease improvements   $ 66,395   $65,742
Equipment                                   29,716    30,104
Construction in progress                     5,234     1,253
                                          --------   -------
  Total cost                               101,345    97,099

Less accumulated depreciation               46,782    43,562
                                          --------   -------
  Net premises and equipment              $ 54,563   $53,537
                                          ========   =======

Depreciation and amortization expense for 2003, 2002 and 2001 was $4,060, $4,265, and $4,428 respectively.

NOTE 8. INTANGIBLE ASSETS

                                     December 31, 2003                    December 31, 2002
                              Gross                     Net       Gross                        Net
                            Carrying   Accumulated    Carrying   Carrying    Accumulated     Carrying
                             Amount    Amortization    Amount     Amount     Amortization    Amount
                             -------   ------------    -------    -------    ------------    -------
Core deposits (Amortizing)   $17,080        (6,771)    $10,309    $17,080          (5,152)   $11,928
Goodwill (Non-amortizing)     44,839            --      44,839     44,159              --     44,159
                             -------   -----------     -------    -------    ------------    -------
Total intangible assets      $61,919   $    (6,771)    $55,148    $61,239    $     (5,152)   $56,087
                             =======   ===========     =======    =======    ============    =======

All of the intangible assets relate to the banking operating segment. Amortization expense for core deposit intangibles for 2003, 2002 and 2001 was $1,619, $1,619 and $1,605, respectively.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year ending December 31,
-----------------------------------
2004                       $ 1,612
2005                           933
2006                           933
2007                           933
2008                           933
Thereafter                   4,967

The following table reflects results adjusted as though SFAS No. 142 had been adopted on January 1, 2000:

                                  Year ended
                                  December 31,
                          2003      2002       2001
                         -------   -------   --------
Net income as reported   $17,765   $20,328   $  7,258
Goodwill amortization         --        --      2,996
Tax effect                    --        --       (148)
                         -------   -------   --------
Net income as adjusted   $17,765   $20,328   $ 10,106
                         =======   =======   ========

Net income per share, as reported:
   Basic                             $ 1.03    $ 1.18     $ 0.42
   Diluted                             1.03      1.18       0.42

Net income per share, as adjusted:
   Basic                             $ 1.03    $ 1.18     $ 0.59
   Diluted                             1.03      1.18       0.59

NOTE 9. MORTGAGE SERVICING RIGHTS

A summary of capitalized MSRs at December 31 which are included in other assets follows:

                                 2003       2002
                                -------    -------
Balance at beginning of year    $ 1,440    $   726
Amount capitalized                1,673      1,062
Amount amortized                   (498)      (219)
Change in valuation allowance       129       (129)
                                -------    -------
Balance at end of year          $ 2,744    $ 1,440
                                =======    =======

An increase in prepayment speeds of 10% and 20% variations may result in a decline in fair value of $79 and $152, respectively. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities. There was no valuation reserve at December 31, 2003.

NOTE 10.  DEPOSITS

As of December 31, 2003, the scheduled maturities of time deposits are as follows:

2004                       $ 572,370
2005                         169,050
2006                          33,345
2007                          40,249
2008 and thereafter           30,014
                           ---------
 Total                     $ 845,028
                           =========

NOTE 11. INCOME TAXES

The components of income tax expense for the three years ended December 31 are as follows:

                                       2003       2002       2001
                                      -------    -------    -------
Federal:
  Current                             $ 3,472    $(4,462)   $ 7,128
  Deferred                             (3,254)     8,149     (8,791)
                                      -------    -------    -------
    Total                                 218      3,687     (1,663)

State:
  Current                                 310       (841)     1,300
  Deferred                               (470)       932     (1,266)
                                      -------    -------    -------
    Total                                (160)        91         34
                                      -------    -------    -------
       Total income taxes (benefit)   $    58    $ 3,778    $(1,629)
                                      =======    =======    =======

The portion of the tax provision relating to net realized securities gains amounted to $1,237, $3,687, and $3,328 for 2003, 2002 and 2001, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:


                                                        2003       2002       2001
                                                      -------    -------    -------
Federal income tax computed at the statutory rates    $ 6,238    $ 8,437    $ 2,066
Adjusted for effects of:
    Tax exempt interest                                (2,633)    (3,007)    (3,247)
    Goodwill amortization                                  --         --      1,155
    Nondeductible expenses                                342        424        561
    Low income housing credit                          (2,386)    (1,042)      (838)
    Cash surrender value of life insurance policies      (626)      (657)      (515)
    Dividend received deduction                          (530)      (532)      (776)
    Reduction of valuation allowance                     (330)        --         --
    Other differences                                     (17)       155        (35)
                                                      -------    -------    -------
      Total income taxes (benefit)                    $    58    $ 3,778    $(1,629)
                                                      =======    =======    =======

The tax effects of principal temporary differences are shown in the following table:

                                                       December 31,
                                                     2003        2002
                                                   --------    --------
Allowance for loan losses                          $  9,684    $  9,386
Low income housing project credits                    4,785          --
Unrealized gain on securities available for sale         --       3,064
Unrealized loss on hedging instruments                  155          --
Writedown on loans held for sale                      1,111       4,806
Other, net                                            1,910       1,389
                                                   --------    --------
    Total deferred tax assets                        17,645      18,645

Direct financing and leveraged leases                (5,930)     (4,531)
FHLB dividend                                        (1,541)     (1,506)
Mortgage servicing rights                            (1,046)       (549)
Partnership income                                     (999)       (659)
Premises and equipment                               (2,549)     (5,979)
Purchase accounting adjustments                      (1,051)     (1,377)
Unrealized gain on securities available for sale     (4,703)         --
Unrealized loss on hedging instruments                   --        (248)
                                                   --------    --------
    Total deferred tax liabilities                  (17,819)    (14,849)
                                                   --------    --------
Valuation allowance                                      --        (330)
                                                   --------    --------
    Net deferred tax asset (liability)             $   (174)   $  3,466
                                                   ========    ========

NOTE 12. SHORT-TERM BORROWINGS

Information concerning short-term borrowings for the years ended December 31 was as follows:

                                                                             2003        2002
                                                                           --------    --------
Federal funds purchased                                                    $ 51,000    $ 12,400
Securities sold under agreements to repurchase                              195,372      64,384
Short-term Federal Home Loan Bank advances                                    3,606      14,191
Other short-term borrowed funds                                               4,000          --
                                                                           --------    --------
  Total short-term borrowed funds                                          $253,978    $ 90,975
                                                                           ========    ========
A summary of selected data related to short-term borrowed funds follows:
Average amount outstanding                                                 $221,512    $ 95,990
Maximum amount at any month-end                                             288,832     104,391
Weighted average interest rate:
  During year                                                                  1.18%       2.10%
  End of year                                                                  1.05%       1.62%


At December 31, 2003, the Company had $255,000 available from unused federal funds purchased lines. In addition, the Company has an unsecured line of credit available which permits it to borrow up to $15,000 at variable rates adjusted daily to the effective Federal Fund rate, through July 20, 2004. At December 31, 2003, $11,000 remained available for future use.

NOTE 13. LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

                                                                                 2003       2002
                                                                               --------   --------
FHLB Advances
    Convertible advances (weighted average rate of 6.10% in 2003 and 2002)     $412,000   $427,000
    Fixed maturity advances (weighted average rate of 6.57%)                     55,000     55,000
    Amortizing and other advances (weighted average rate of 5.99% in 2003
       and 6.05% in 2002)                                                        14,202     21,328
                                                                               --------   --------

      Total FHLB Advances                                                       481,202    503,328

Securities sold under repurchase agreements with maturities                      85,000     85,000
    at various dates through 2006 (weighted average rate of 4.79%)

Note payable, unsecured, with an interest rate of 8.10%, and                         --      9,417
    monthly payments through 2003 with a final balloon payment of $9,083

Notes payable, secured by equipment, with an interest rate of 7.26%,              8,371      9,106
    due at various dates through 2012

Subordinated debt, unsecured, with a floating interest rate equal to three-      10,000         --
    month LIBOR plus 3.25%, with a maturity date of April 24, 2013

Floating Rate Capital Securities, with an interest rate equal to six-month       18,557         --
    LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 16, 2011 *

Floating Rate Capital Securities, with an interest rate equal to three-month     35,568         --
    LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable effective June 25, 2008 *
                                                                               --------   --------
    Total long-term borrowings                                                 $638,698   $606,851
                                                                               ========   ========

* These items in 2002 were included in Guaranteed preferred beneficial interest in the Corporation's subordinated debentures.

Aggregate maturities required on long-term borrowings at December 31, 2003 are due in future years as follows:


2004                                $     790
2005                                   91,013
2006                                  142,169
2007                                  173,238
2008                                   30,788
Thereafter                            200,700
                                    ---------
   Total principal payments         $ 638,698
                                    =========

Included in long-term borrowings is $85,000 of national market repurchase agreements with original maturity dates greater than one year. The Company incurred debt prepayment expenses of $1,243 in 2003 and $5,938 in 2002 as a result of prepaying $15,000 in long-term Federal Home Loan Banks ("FHLBs") advances and $90,000 in term repurchase agreements in 2003 and 2002, respectively.

The Company borrows these funds under a master repurchase agreement. The Company must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, the Company's repurchase agreement counterparty had an option to put the collateral back to the Company at the repurchase price on a specified date.

Also included in long-term borrowings are $481,202 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At December 31, 2003, the Company had an adequate amount of mortgage-backed securities and mortgage loans to satisfy the collateral requirements associated with these borrowings. At December 31, 2003, the amount of the mortgage loans pledged as collateral totaled $369,594.

An aggregate of $412,000 of FHLB advances may be converted at the option of the FHLB from fixed rate advances to 3-month LIBOR based floating rate advances starting on the first conversion date and quarterly thereafter. While the maturity date of these advances will not change, if any of these advances are converted into floating rate advances, the Company has the option to prepay such converted advances at par value.

FHLB advances totaling $55,000 were not converted following their only conversion date. These advances carry a weighted average fixed interest rate of 6.57% with final maturities ranging from 2007 through 2009.

In June 2003, the Company issued through a subsidiary, Integra Capital Statutory Trust III, $34,500 of floating rate capital securities with a variable interest rate of 3.10% plus 3-month LIBOR. Issuance costs of $1,045 were paid by the Company and are being amortized over the life of the securities. The securities mature in 2033. The Company has the right to call these securities at par effective June 25, 2008.

In July 2001, the Company issued $18,000 of floating rate capital securities through a subsidiary, Integra Capital Trust II. The trust preferred securities bear interest at a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semiannually. The issue matures on July 25, 2031. Issuance costs of $581 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective July 16, 2011.

In March 1998, the Company issued through a subsidiary, Integra Capital Trust I, $34,500 of 8.25% cumulative trust preferred securities which would have matured on March 31, 2028. Issuance costs of $1,514 were paid by the Company and were being amortized over the life of the securities. The Company called these securities at par effective June 25, 2003, through the issuance of the Integra Capital Statutory Trust III as discussed above.

The principal assets of each trust subsidiary are subordinated debentures of the Company. The subordinated debentures bear interest at the same rate as the related trust preferred securities and mature on the same dates. The obligations of the Company with respect to the trust preferred securities constitute a full and unconditional guarantee by the Company of the trusts' obligations with respect to the securities.

Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock or debt securities that rank junior to the subordinated debenture.

As a result of applying the provisions of FIN 46, governing when an equity VIE should be consolidated, the Company was required to deconsolidate these subsidiary trusts from its financial statements. The deconsolidation of the net assets and results of operations of the trust had virtually no impact on the Company's financial statements or liquidity position since the Company continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $52,500 to $54,125 upon deconsolidation with the difference representing the Company's common ownership interest in the trusts.

The capital securities held by the trusts currently qualify as Tier 1capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital.

NOTE 14. SHAREHOLDERS' EQUITY

On July 18, 2001, the Company adopted a Shareholder Rights Plan. Under the Plan, rights were distributed at the rate of one right for each share held by shareholders of record as of the close of business on July 30, 2001. Initially, each right will entitle shareholders to buy one one-hundredth of a share of preferred stock at a purchase price of $75.

The rights generally will be exercisable only if a person or group acquires 15% or more of the Company's common stock or commences a tender or exchange offer which, upon consummation, would result in a person or group owning 15% or more of the Company's common stock. In such event, each right not owned by such person or group will entitle its holder to purchase at the then current purchase price, shares of common stock (or their equivalent) having a value of twice the purchase price. Under certain circumstances, the rights are exchangeable for shares or are redeemable at a price of one cent per right. The rights will expire on July 18, 2011.

The Company had a stock repurchase program to purchase up to 5% of the outstanding shares of the Company's common stock through July 18, 2002. The shares of common stock purchased will be used to fund future stock dividends, awards under stock-based compensation programs and other corporate uses. As of the expiration date of July 18, 2002, the Company had repurchased 166,070 shares pursuant to this program.

NOTE 15. REGULATORY MATTERS

Integra Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank of St. Louis based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2003, the net reserve requirement totaled $6,671. The Bank was in compliance with all cash reserve requirements as of December 31, 2003.

The Company and Integra Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on the Company's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003, the Company and Integra Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2003, the most recent notification from the federal and state regulatory agencies categorized Integra Bank as well capitalized. Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the categorization of Integra Bank.

The amounts of dividends which the Company's subsidiaries may pay is governed by applicable laws and regulations. For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years. As of December 31, 2003, Integra Bank has retained earnings available for distribution in the form of dividends to the Company without prior regulatory approval.

The following table presents the actual capital amounts and ratios for the Company, on a consolidated basis, and Integra Bank:

                                                                                                       Required
                                                                     Minimum Ratios For Capital      Capital Ratios
                                                       Actual            Adequacy Purposes:      To Be Well Capitalized
                                                  ------------------   ------------------------  -----------------------
                                                   Amount      Ratio     Amount        Ratio       Amount         Ratio
                                                  --------     -----    --------        ----      ---------       -----
As of December 31, 2003
 Total Capital (to Risk Weighted Assets)
  Consolidated                                    $257,102     13.13%   $156,606        8.00%           N/A         N/A
  Integra Bank                                     247,838     12.74%    155,592        8.00%     $ 194,490       10.00%

 Tier I Capital (to Risk Weighted Assets)
  Consolidated                                    $222,621     11.37%   $ 78,303        4.00%           N/A         N/A
  Integra Bank                                     223,513     11.49%     77,796        4.00%     $ 116,694        6.00%

 Tier I Capital (to Average Assets)
  Consolidated                                    $222,621      7.64%   $116,490        4.00%           N/A         N/A
  Integra Bank                                     223,513      7.70%    116,140        4.00%     $ 145,174        5.00%


As of December 31, 2002:
 Total Capital (to Risk Weighted Assets)
  Consolidated                                    $244,104     13.16%   $148,442        8.00%           N/A         N/A
  Integra Bank                                     231,158     12.52%    147,748        8.00%     $ 184,685       10.00%

 Tier I Capital (to Risk Weighted Assets)
  Consolidated                                    $220,892     11.90%   $ 74,221        4.00%           N/A         N/A
  Integra Bank                                     208,053     11.27%     73,874        4.00%     $ 110,811        6.00%

 Tier I Capital (to Average Assets)
  Consolidated                                    $220,892      7.94%   $111,290        4.00%           N/A         N/A
  Integra Bank                                     208,053      7.52%    110,716        4.00%     $ 138,395        5.00%

NOTE 16. STOCK OPTION PLAN AND AWARDS

The Company's 2003 Stock Option and Incentive Plan currently reserves shares of common stock for issuance as incentive awards to directors and key employees of the Company. Awards may be incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. The Company's 1999 Stock Option and Incentive Plan provided for incentive stock options and non-qualified stock options. All options granted under the current plans or any predecessor (the "Plans") are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Under the Plans, at December 31, 2003, there were 812,654 shares available for the granting of additional awards.

In 1999, the Company also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of its Chairman and CEO. Such options are vested and must be exercised within ten years. At December 31, 2003, all 31,500 options remained outstanding.

A summary of the status of the options granted under the Plans by the Company as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

                                                    2003                         2002                        2001
                                         ----------------------------  ----------------------------  ---------------------------
                                                     Weighted Average            Weighted Average              Weighted Average
                                          Shares      Exercise Price    Shares    Exercise Price      Shares    Exercise Price
                                         ---------   ----------------  --------   -----------------  --------   ----------------
Options outstanding, beginning of year     773,472        $22.73        697,285       $24.65          608,461        $25.09
Options granted                            354,946         17.75        222,700        19.61          252,500         23.26
Options exercised                           (1,000)        19.69         (7,333)       19.11          (62,569)        17.41
Options forfeited                          (41,041)        19.97       (139,180)       27.52         (101,107)        28.40
                                         ---------        ------       --------       ------         --------        ------
Options outstanding, end of year         1,086,377        $21.20        773,472       $22.73          697,285        $24.65
                                         =========        ======       ========       ======         ========        ======
Options exercisable                        530,594                      378,610                       330,250
Weighted-average fair value of options
    granted during the year                      $3.63                         $4.70                        $7.33

All options granted prior to 1999 vested one year from the grant date. Subsequent grants from the 1999 Plan, except the special grant noted above, vest one-third in each year following the date of the grant. As of December 31, 2003, all options granted from the 2003 Plan vest two years from the date of the grant.

The following table summarizes information about options granted under the Plans that were outstanding at December 31, 2003.


                                                Weighted Average
  Range of                     Weighted Average     Remaining                   Weighted Average
  Exercise          Number         Exercise      Contractual Life    Number         Exercise
   Price         Outstanding        Price          (in years)      Exercisable       Price
----------------  -----------  ----------------   ----------       -----------     --------
$  15.75 - 19.69      584,633    $   18.27               8.6           102,399      $ 18.65
   20.23 - 23.38      334,596        22.57               6.7           264,382        22.42
   23.81 - 25.83      115,200        25.43               5.9           111,865        25.45
   33.92 - 38.00       51,948        35.97               4.3            51,948        35.97
----------------  -----------    ---------        ----------       -----------     --------
                    1,086,377      $ 21.20               7.5           530,594      $ 23.66
                  ===========    =========        ==========       ===========     ========

The market value of the stock options granted under the Plans has been estimated using the Black-Scholes options pricing model with the following weighted average assumptions.

                                     2003           2002           2001
                                  -----------    -----------    -----------
Number of options granted             354,946        222,700        252,500
Risk-free interest rate                  3.35%          5.77%          5.67%
Expected  life, in years                    7             10             10
Expected volatility                     33.40%         34.06%         45.03%
Expected dividend yield                  5.31%          4.81%          4.04%
Estimated fair value per option   $      3.63    $      4.70    $      7.33

The 2003 Plan permits the award of restricted stock. Prior to 2003, the Company made awards of restricted stock outside of any plan. During 2003, the Company awarded 18,414 shares of restricted stock which vest over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares vesting totaled 5,334 in 2003, 5,332 in 2002 and none in 2001. Expense recorded was $177, $123 and $98 in 2003, 2002 and 2001, respectively.

NOTE 17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of financial instruments of the Company at December 31:

                                                                    2003                      2002
                                                           -----------------------  -------------------------
                                                            Carrying      Fair        Carrying       Fair
                                                             Amount       Value       Amount        Value
                                                           ----------   ----------   ----------   ----------
Financial Assets:
  Cash and short-term investments                          $   74,943   $   74,943   $   70,533   $   70,533
  Loans held for sale (at lower of cost or market)                242          242       13,767       13,767
  Securities available for sale                             1,006,986    1,006,986      982,263      982,263
  Loans-net of allowance                                    1,674,285    1,763,741    1,581,523    1,606,663
  Mortgage servicing rights                                     2,744        2,964        1,440        1,440

Financial Liabilities:
  Deposits                                                 $1,812,630   $1,760,579   $1,781,948   $1,732,898
  Short-term borrowings                                       253,978      253,977       90,975       90,994
  Long-term borrowings                                        638,698      697,521      606,851      690,746
  Guaranteed preferred beneficial interests in
    the Corporation's subordinated debenture                       --           --       52,500       52,320

Financial Instruments:
  Interest rate swap agreements                            $      703   $      703   $       --   $       --


The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent fair values of all assets and liabilities of the Company and, thus, should not be interpreted to represent a market or liquidation value for the Company.

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

DEPOSITS

The fair value of demand deposits, savings accounts, money market deposits, and variable rate certificates of deposit is the amount payable on demand at the reporting date. The fair value of other time deposits is estimated by discounting future cashflows using the rates currently offered for deposits of similar remaining maturities. Carrying amount of accrued interest payable approximates fair value.

SHORT-TERM BORROWINGS

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. These instruments adjust on a periodic basis and thus the carrying amount represents fair value. Carrying amount of accrued interest payable approximates fair value.

LONG-TERM BORROWINGS

The fair value of long-term borrowings is estimated by discounting future cashflows using rates currently available for debt with similar terms and maturities are used to estimate fair value of existing debt. Carrying amount of accrued interest payable approximates fair value.

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

NOTE 18. COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

The Company is committed under various operating leases for premises and equipment. Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year totaled $8,503 at December 31, 2003. Rental expense for operating leases totaled $1,715, $1,610, and $901 in 2003, 2002 and 2001, respectively.

Most of the business activity of the Company and its subsidiaries is conducted with customers located in the immediate geographic area of their offices. These areas are comprised of Indiana, Illinois, Kentucky, and Ohio. The Company maintains a diversified loan portfolio which contains no concentration of credit risk from borrowers engaged in the same or similar industries exceeding 10% of total loans.

Integra Bank evaluates each credit request of their customers in accordance with established lending policies. Based on these evaluations and the underlying policies, the amount of required collateral (if any) is established. Collateral held varies but may include negotiable instruments, accounts receivable, inventory, property, plant and equipment, income producing properties, residential real estate and vehicles. Integra Bank's access to these collateral items is generally established through the maintenance of recorded liens or, in the case of negotiable instruments, possession.

The Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company and its subsidiaries.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss, in the event of nonperformance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2003, follows:

                                                                                  Ranges of Rates
                                       Variable Rate    Fixed Rate      Total      on Fixed Rate
                                        Commitment     Commitment     Commitment   Commitments
                                       --------------  ------------  ------------  --------------
Commitments to extend credit             $ 252,353       $ 29,242      $ 281,595      1.90%-21.00%

Standby letters of credit                    4,083          3,225          7,308       4.00%-8.75%

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

NOTE 19. INTEREST RATE CONTRACTS

The Company purchased interest rate caps in 2000 to limit its exposure to rising interest rates. The Company purchased long-term fixed rate securities, that would extend in duration in a rising rate environment, funded by long-term debt, that would contract in duration in a rising rate environment, as a means of increasing earnings and utilizing excess capital. The caps limited the Company's interest rate exposure to owning long-term, fixed rate assets which decrease in value in a rising rate environment. The caps had expired by December 31, 2002, but had a notional value of $125,000 at December 31, 2001. The caps were indexed to one-month LIBOR with contract strike rates of 7.00% and matured prior to 2003.

During 2001, the Company entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Company to pay a fixed rate of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR and expired on or prior to September 10, 2004. The Company terminated a $25,000 notional amount agreement in June 2002. The loss due to termination of $460, net of tax, is recorded as a component of accumulated other comprehensive income and will be amortized into earnings over the remaining term of the agreement. The remaining swap agreements were terminated in July 2002. The resulting losses totaling $661, net of tax, also remain as a component of accumulated other comprehensive income and are being amortized into earnings over the remaining term of the agreements.

During the second quarter of 2002, the Company purchased a $200,000 notional interest rate floor contract for $195. The interest rate floor was indexed to one-month LIBOR with a contract strike rate of 2.00% and had a termination date of May 17, 2004. This derivative transaction was accounted for as a freestanding derivative with cash flows and changes in market value recorded in current period earnings. The floor was terminated on October 25, 2002 with a market value of $920.

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

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in a receiving status. Although collateral or other security is not obtained, the Company minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

NOTE 20.  EMPLOYEE RETIREMENT PLANS

Through December 31, 2001 the Company maintained a noncontributory cash balance plan in which substantially all full-time employees were eligible to participate. Plan benefits, totaling approximately $2,926 were distributed to participants during 2002.

The Company also has a benefit plan offering postretirement medical benefits. The medical portion of the plan is contributory to the participants. The Company has no plan assets attributable to the plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees provide service for such benefits. Employees of the Company hired by The National City Bank of Evansville before 1978 who are age 55 with 20 years of service and retire directly from the Company are eligible for a medical plan premium reimbursement. The Company reserves the right to terminate or make changes at any time.

The 2003 health care trend rate is projected to be 12.0%. The rate is assumed to decrease incrementally each year until it reaches 5.5% and remain at that level thereafter. Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 2003, accumulated postretirement benefit obligation or the annual cost of retiree health plans.

In establishing the amounts reflected in the financial statements, the following significant assumption rates were used:

                                                                 OTHER
                                    CASH BALANCE PLAN    POSTRETIREMENT BENEFITS
                                    ------------------   -----------------------
                                     2003       2002       2003          2002
                                    ------    --------   --------       -------
Discount rate                           --        5.12%      6.75%         7.00%
Increase in compensation rate           --         N/A       5.00%         5.00%
Expected long-term rate of return       --         N/A        N/A           N/A

The following summary reflects the plan's funded status and the amounts reflected on the Company's financial statements.

Actuarial present values of benefit obligations at December 31 are:

                                                                                     OTHER
                                                       CASH BALANCE PLAN     POSTRETIREMENT BENEFITS
                                                       ------------------    -----------------------
                                                        2003       2002        2003           2002
                                                       -------   --------    --------       --------
Change in Fair Value of Plan Assets:
Balance at beginning of year                           $    --   $  2,617    $     --       $     --
Actual return on plan assets                                --        (49)         --             --
Employer contributions                                      --        358          61             --
Benefits paid, net of retiree contributions                 --     (2,926)        (61)            --
                                                       -------   --------    --------       --------

Balance at end of year                                      --         --          --             --
                                                       -------   --------    --------       --------

Change in Benefit Obligation:
Balance at beginning of year                                --      2,751       1,802          1,291
Service cost                                                --         --          45             10
Interest costs                                              --        141         115             85
Actuarial gains                                             --         34         (16)           416
Benefits paid, net of retiree contributions                 --     (2,926)        (61)            --
                                                       -------   --------    --------       --------

Balance at end of year                                      --         --       1,885          1,802
                                                       -------   --------    --------       --------

Funded status                                               --         --      (1,885)        (1,802)
Unrecognized prior service cost                             --         --         301            467
Unrecognized net actuarial loss                             --         --       1,061            875
                                                       -------   --------    --------       --------

(Accrued) prepaid benefit cost                         $    --   $     --    $   (523)      $   (460)
                                                       =======   ========    ========       ========

Net periodic pension cost included the following components for the years ended December 31:

                                                                                       OTHER
                                                       CASH BALANCE PLAN       POSTRETIREMENT BENEFITS
                                                   -------------------------   -----------------------
                                                    2003     2002     2001     2003     2002     2001
                                                   ------   ------   -------   -----    -----   ------
Service cost - benefits earned during the period   $   --   $   --   $   980   $  45    $  10   $   --
Interest cost on projected benefit obligation          --      141       108     115       85       --
Return on assets                                       --       --        --      --       --       --
Net amortization and deferral                          --       --       645      87       28       --
Termination settlement gain                            --       84        --      --       --       --
                                                   ------   ------   -------   -----    -----   ------

    Net periodic cost                              $   --   $  225   $ 1,733   $ 247    $ 123   $   --
                                                   ======   ======   =======   =====    =====   ======

Substantially all employees are eligible to contribute a portion of their pretax salary to a defined contribution plan. The Company may make contributions to the plan in varying amounts depending on the level of employee contributions. The Company's expense related to this plan was $988, $887 and $842 for 2003, 2002 and 2001, respectively.

As the result of previous mergers and subsequent amendment of the Company's pension and profit-sharing plans to include employees of the other subsidiaries, retirement plans previously maintained by those subsidiaries have been terminated or frozen.

NOTE 21.  SEGMENT INFORMATION

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

For the Year Ended
December 31, 2003                           Banking      Other      Eliminations      Total
                                          -----------  ----------   ------------   -----------
Interest income                           $   142,966  $    2,522   $     (2,373)  $   143,115
Interest expense                               67,297       5,949         (2,373)       70,873
                                          -----------  ----------   ------------   -----------
Net interest income                            75,669      (3,427)            --        72,242
Provision for loan losses                       4,945          --             --         4,945
Other income                                   32,599      21,228        (21,034)       32,793
Other expense                                  79,912       2,459           (104)       82,267
                                          -----------  ----------   ------------   -----------
Earnings before income taxes and
 cumulative effect of accounting change        23,411      15,342        (20,930)       17,823
                                          -----------  ----------   ------------   -----------
Income taxes (benefit)                          2,615      (2,557)            --            58
                                          -----------  ----------   ------------   -----------
Net income                                $    20,796  $   17,899   $    (20,930)  $    17,765
                                          ===========  ==========   ============   ===========

Segment assets                            $ 2,951,085  $  300,199   $   (292,990)  $ 2,958,294
                                          ===========  ==========   ============   ===========

For the Year Ended
December 31, 2002                           Banking       Other       Eliminations       Total
                                          -----------   ----------    ------------    -----------
Interest income                           $   164,429   $    4,995    $     (4,793)   $   164,631
Interest expense                               86,813        8,766          (4,793)        90,786
                                          -----------   ----------    ------------    -----------
Net interest income                            77,616       (3,771)             --         73,845
Provision for loan losses                       3,143           --              --          3,143
Other income                                   36,186       23,177         (23,082)        36,281
Other expense                                  82,287          650             (60)        82,877
                                          -----------   ----------    ------------    -----------
Earnings before income taxes and
 cumulative effect of accounting change        28,372       18,756         (23,022)        24,106
                                          -----------   ----------    ------------    -----------
Income taxes (benefit)                          5,423       (1,645)             --          3,778
                                          -----------   ----------    ------------    -----------
Net income                                $    22,949   $   20,401    $    (23,022)   $    20,328
                                          ===========   ==========    ============    ===========

Segment assets                            $ 2,849,139   $  348,727    $   (340,128)   $ 2,857,738
                                          ===========   ==========    ============    ===========

For the Year Ended
December 31, 2001                           Banking         Other       Eliminations       Total
                                          ------------    ----------    ------------    ------------
Interest income                           $    215,882    $    4,918    $     (4,461)   $    216,339
Interest expense                               129,617         9,101          (4,459)        134,259
                                          ------------    ----------    ------------    ------------
Net interest income                             86,265        (4,183)             (2)         82,080
Provision for loan losses                       31,077            --              --          31,077
Other income                                    33,260        10,562         (10,620)         33,202
Other expense                                   77,453           909             (59)         78,303
                                          ------------    ----------    ------------    ------------
Earnings before income taxes and
 cumulative effect of accounting change         10,995         5,470         (10,563)          5,902
                                          ------------    ----------    ------------    ------------
Cumulative effect of accounting change            (273)           --              --            (273)
Income taxes (benefit)                             229        (1,858)             --          (1,629)
                                          ------------    ----------    ------------    ------------
Net income                                $     10,493    $    7,328    $    (10,563)   $      7,258
                                          ============    ==========    ============    ============

Segment assets                            $  3,015,239    $  353,094    $   (332,443)   $  3,035,890
                                          ============    ==========    ============    ============

Eliminations include intercompany loan and deposits, interest income and expense, and earnings of the subsidiaries.

NOTE 22.  FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent company only) follows:

CONDENSED STATEMENTS OF BALANCE SHEETS              December 31,
                                                2003          2002
                                             ----------    ----------
ASSETS
Cash and cash equivalents                    $    4,992    $    5,057
Investment in subsidiaries                      287,958       275,404
Securities available for sale                     2,664         1,039
Other assets                                     10,268         9,844
                                             ----------    ----------
TOTAL ASSETS                                 $  305,882    $  291,344
                                             ==========    ==========

LIABILITIES
Short-term borrowings                        $    4,000    $       --
Long-term borrowings                             64,125        54,124
Dividends payable                                 4,068         4,063
Other liabilities                                   697           557
                                             ----------    ----------
    Total liabilities                            72,890        58,744

SHAREHOLDERS' EQUITY
Common stock                                     17,311        17,291
Capital surplus                                 125,789       125,467
Retained earnings                                83,510        82,011
Unearned compensation                              (292)         (147)
Accumulated other comprehensive income            6,674         7,978
                                             ----------    ----------
    Total shareholders' equity                  232,992       232,600
                                             ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  305,882    $  291,344
                                             ==========    ==========

CONDENSED STATEMENTS OF INCOME                                         Year Ended December 31,
                                                                    2003         2002         2001
                                                                 ---------    ---------    ---------
Dividends from subsidiaries                                      $   4,000    $      --    $  46,000
Other income                                                           389          587          579
                                                                 ---------    ---------    ---------
    Total income                                                     4,389          587       46,579

Interest expense                                                     3,810        4,050        4,711
Other expenses                                                       2,319          927        1,077
                                                                 ---------    ---------    ---------
    Total expenses                                                   6,129        4,977        5,788
                                                                 ---------    ---------    ---------
Income before income taxes and equity in
    undistributed earnings of subsidiaries                          (1,740)      (4,390)      40,791

Income tax benefit                                                   2,581        1,696        1,905
                                                                 ---------    ---------    ---------
Income before equity in undistributed earnings of subsidiaries         841       (2,694)      42,696

Equity in undistributed earnings of subsidiaries                    16,924       23,022      (35,438)
                                                                 ---------    ---------    ---------
Net income                                                       $  17,765    $  20,328    $   7,258
                                                                 =========    =========    =========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                   -----------------------------------
                                                                     2003         2002          2001
                                                                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  17,765    $  20,328    $   7,258
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization and depreciation                                       1,327           80          265
   Employee benefit expenses                                             177          123           98
   Excess distributions (undistributed) earnings of subsidiaries     (16,924)     (23,022)      35,438
   (Decrease) increase in deferred taxes                                  (9)        (467)        (275)
   (Increase) decrease in other assets                                   (75)      (1,881)         113
   (Decrease) increase in other liabilities                              141         (283)     (11,303)
                                                                   ---------    ---------    ---------
     Net cash flows provided by operating activities                   2,402       (5,122)      31,594
                                                                   ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities                                         --           20           --
Proceeds from sale of property and equipment                              --           --           71
Payments for investments in and advances to subsidiaries              (1,380)          --         (405)
Sale or repayment of investments in and advances to subsidiaries       2,821           --           --
Capital expenditures                                                  (1,668)          --           --
                                                                   ---------    ---------    ---------
   Net cash flows provided by (used in) investing activities            (227)          20         (334)
                                                                   ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                       (16,261)     (16,250)     (16,146)
Net increase (decrease) in short-term borrowed funds                   4,000      (12,000)
Proceeds from other borrowings                                        45,568           --       28,557
Repayments of other borrowings                                       (35,567)          --      (10,000)
Repurchase of common stock                                                --           --       (4,306)
Proceeds from exercise of stock options                                   20          140        1,089
                                                                   ---------    ---------    ---------
   Net cash flows used in financing activities                        (2,240)     (28,110)        (806)
                                                                   ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                     (65)     (33,212)      30,454
                                                                   ---------    ---------    ---------
Cash and cash equivalents at beginning of year                         5,057       38,269        7,815
                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year                           $   4,992    $   5,057    $  38,269
                                                                   =========    =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15c) as of December 31, 2003, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the directors and nominees for director of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings "General Information - Security Ownership of Management and Principal Owners" and "Compensation of Executive Officers - Equity Compensation Plan Information" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading "Audit-Related Matters - Principal Accounting Firm Fees" in the Company's Proxy Statement for its 2004 Annual meeting of shareholders is hereby incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of Form 10-K

1.     Financial Statements

       Report of Independent Auditors
       Consolidated Balance Sheets at December 31, 2003 and 2002
       Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
       Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
       Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
       Notes to Consolidated Financial Statements

2.     Schedules

       No schedules are included because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.     Exhibits

       Exhibit Index is on page 67.

Reports on Form 8-K

       On October 21, 2003, under Item 9, the Company furnished a press release to the Securities and Exchange Commission containing earnings information for the period ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                     INTEGRA BANK CORPORATION

                     /s/ MICHAEL T. VEA                             3/12/2004
                     -----------------------------------------      -----------
                     Michael T. Vea                                 Date
                     Chairman of the Board, Chief Executive
                     Officer and President


                     /s/ CHARLES A. CASWELL                         3/12/2004
                     -----------------------------------------      -----------
                     Charles A. Caswell                             Date
                     Executive Vice President and
                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     /s/ SANDRA CLARK BERRY                         3/9/2004
                     ------------------------------------------     ------------
                     Sandra Clark Berry                             Date
                     Director

                     /s/ H. RAY HOOPS                               3/9/2004
                     ------------------------------------------     ------------
                     H. Ray Hoops                                   Date
                     Director

                     /s/ GEORGE D. MARTIN                           3/9/2004
                     ------------------------------------------     ------------
                     George D. Martin                               Date
                     Director

                     /s/ THOMAS W. MILLER                           3/9/2004
                     ------------------------------------------     ------------
                     Thomas W. Miller                               Date
                     Director

                     /s/ RONALD G. REHERMAN                         3/9/2004
                     ------------------------------------------     ------------
                     Ronald G. Reherman                             Date
                     Director

                     /s/ RICHARD M. STIVERS                         3/9/2004
                     ------------------------------------------     ------------
                     Richard M. Stivers                             Date
                     Director

                     /s/ ROBERT W. SWAN                             3/9/2004
                     ------------------------------------------     ------------
                     Robert W. Swan                                 Date
                     Director

                     /s/ ROBERT D. VANCE                            3/9/2004
                     ------------------------------------------     ------------
                     Robert D. Vance                                Date
                     Director

                     /s/ MICHAEL T. VEA                             3/9/2004
                     ------------------------------------------     ------------
                     Michael T. Vea                                 Date
                     Chairman, CEO, President and Director
                     (Principal Executive Officer)

                     /s/ WILLIAM E. VIETH                           3/9/2004
                     ------------------------------------------     ------------
                     William E. Vieth                               Date
                     Director

                     /s/ DANIEL T. WOLFE                            3/9/2004
                     ------------------------------------------     ------------
                     Daniel T. Wolfe                                Date
                     Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT
----------   -------------------------------------------------------------

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

3(b)         By-Laws (as amended through February 18, 2004)

4(a) Rights Agreement, dated July 18, 2001, between Integra Bank Corporation and Integra Bank N.A., as Rights Agent. The Rights Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)

10 (a)* Integra Bank Corporation Employees' 401(K) Plan (2000 Restatement) (incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10 (b) 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to Proxy Staement on Schedule 14A filed April 24, 1999)

10 (c)* Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to
             Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10 (d)* Amendment to Contract of Employment dated September 20, 2000 between Integra Bank Corporation and Michael T. Vea (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10 (e)* Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10 (f)* Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Archie M. Brown, Jr. (incorporated by reference to
             Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10 (g)* Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Martin M. Zorn (incorporated by reference to
             Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10 (h)* Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Charles A. Caswell (incorporated by reference to
             Exhibit 10(d) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10 (i) Credit Agreement dated August 30, 2002 between Integra Bank Corporation and The Northern Trust Company (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 2002)

10 (j) First Amendment to Credit Agreement dated as of December 31, 2002 between Integra Bank Corporation and The Northern Trust Company

10 (k) First Amendment to Integra Bank Corporation Employees' 401(K) Plan dated March 7, 2001 (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for the fiscal year ended December 31,
             2001)

10 (l)* Second Amendment to Integra Bank Corporation Employees' 401(K) Plan dated October 17, 2001 (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10 (m)* Third Amendment to Integra Bank Corporation Employees' 401(K) Plan dated January 30, 2002 (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10 (n)       Code of Business Conduct and Ethics dated January 9, 2004.

10 (o)* 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 20, 2003)

10 (p)* Executive Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003)

21           Subsidiaries of the Registrant

23           Consent of PricewaterhouseCoopers LLP

31 (a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31 (b) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002

      * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.