Form 10-Q
period 2004-03-31
INTEGRA BANK CORP
filed 2004-05-10
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________  to _________________.

Commission file number: 0-13585

                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                     INDIANA                                 35-1632155
   (State or other jurisdiction of incorporation           (IRS Employee
                  or organization)                       Identification No.)

    PO BOX 868, EVANSVILLE, INDIANA                         47705-0868
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                          OUTSTANDING AT APRIL 30, 2004
      (Common stock, $1.00 Stated Value)                    17,334,734

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                                 PAGE NO.
Item 1.  Unaudited Financial Statements

         Consolidated balance sheets-
         March 31, 2004 and December 31, 2003                                                                        3

         Consolidated statements of income-
         Three months ended March 31, 2004 and 2003                                                                  4

         Consolidated statements of comprehensive income-
         Three months ended March 31, 2004 and 2003                                                                  6

         Consolidated statements of changes in shareholders equity-
         Three months ended March 31, 2004                                                                           7

         Consolidated statements of cash flow-
         Three months ended March 31, 2004 and 2003                                                                  8

         Notes to consolidated financial statements                                                                 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                        15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                 24

Item 4.  Controls and Procedures                                                                                    26

                                              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                          27

Item 2.  Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities                           27

Item 3.  Defaults Upon Senior Securities                                                                            27

Item 4.  Submissions of Matters to a Vote of Security Holders                                                       27

Item 5.  Other Information                                                                                          27

Item 6.  Exhibits and Reports on Form 8-K                                                                           27

Signatures                                                                                                          28

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                               March 31,        December 31,
                                                                                 2004               2003
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $    57,946       $    66,285
Federal funds sold and interest-bearing deposits with banks                           567             8,658
-----------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                               58,513            74,943
Loans held for sale (at lower of cost or market value)                              1,519               242
Securities available for sale                                                     740,846         1,006,986
Loans, net of unearned income                                                   1,653,599         1,699,688
Less: Allowance for loan losses                                                   (25,494)          (25,403)
-----------------------------------------------------------------------------------------------------------
     Net loans                                                                  1,628,105         1,674,285
Premises and equipment                                                             55,457            54,563
Goodwill                                                                           44,839            44,839
Other intangibles                                                                   9,904            10,309
Other assets                                                                      109,546            92,127
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $ 2,648,729       $ 2,958,294
===========================================================================================================
LIABILITIES
Deposits:
     Non-interest-bearing demand                                              $   228,224       $   219,983
     Interest-bearing:
         Savings, interest checking and money market accounts                     765,016           747,619
         Time deposits of $100,000 or more                                        284,649           305,863
         Other interest-bearing                                                   538,272           539,165
-----------------------------------------------------------------------------------------------------------
     Total deposits                                                             1,816,161         1,812,630
Short-term borrowings                                                             127,679           253,978
Long-term borrowings                                                              463,007           638,698
Other liabilities                                                                  38,071            19,996
-----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                          2,444,918         2,725,302
-----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock - 1,000 shares authorized - None outstanding
Common stock - $1.00 stated value - 29,000 shares authorized                       17,329            17,311
Additional paid-in capital                                                        126,092           125,789
Retained earnings                                                                  52,200            83,510
Unvested restricted stock                                                            (240)             (292)
Accumulated other comprehensive income                                              8,430             6,674
-----------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                   203,811           232,992
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 2,648,729       $ 2,958,294
===========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                        Three Months Ended
                                                                              March 31,
---------------------------------------------------------------------------------------------
                                                                       2004            2003
---------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                        $  23,350        $ 25,193
     Tax-exempt                                                           137             245
Interest and dividends on securities:
     Taxable                                                            8,935           8,989
     Tax-exempt                                                         1,723           1,737
Interest on loans held for sale                                            34             151
Interest on federal funds sold and other short-term investments            12              14
---------------------------------------------------------------------------------------------
     Total interest income                                             34,191          36,329

INTEREST EXPENSE
Interest on deposits                                                    6,252           8,407
Interest on short-term borrowings                                         456             549
Interest on long-term borrowings                                        8,866           9,883
---------------------------------------------------------------------------------------------
     Total interest expense                                            15,574          18,839

NET INTEREST INCOME                                                    18,617          17,490
Provision for loan losses                                                 650           1,235
---------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses               17,967          16,255
---------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts                                     2,788           2,789
Other service charges and fees                                          1,766           1,704
Mortgage servicing income                                                 228             586
Trust income                                                              496             506
Securities gains                                                        5,200             325
Gain on mortgage loans sold                                               141             548
CSV life insurance income                                                 406             488
Other                                                                     992             584
---------------------------------------------------------------------------------------------
     Total non-interest income                                         12,017           7,530

NON-INTEREST EXPENSE
Salaries                                                                8,041           7,621
Commissions and incentives                                              1,359           1,105
Other benefits                                                          1,847           2,155
Occupancy                                                               1,590           1,550
Equipment                                                               1,077           1,108
Professional fees                                                       1,198           1,136
Communication and transportation                                          895           1,042
Processing                                                              1,286           1,209
Marketing                                                                 447             344
Debt prepayment fees                                                   56,998               -
Low income housing project losses                                         552             722
Amortization of intangible assets                                         405             405
Other                                                                   1,870           1,974
---------------------------------------------------------------------------------------------
     Total non-interest expense                                        77,565          20,371
---------------------------------------------------------------------------------------------
Income (loss) before income taxes                                     (47,581)          3,414
Income tax benefit                                                    (20,343)           (515)
---------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                   $ (27,238)       $  3,929
=============================================================================================

Unaudited Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)

                                                                        Three Months Ended
                                                                              March 31,
---------------------------------------------------------------------------------------------
                                                                       2004            2003
---------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Basic                                                          $   (1.57)       $   0.23
     Diluted                                                            (1.57)           0.23

Weighted average shares outstanding:
     Basic                                                             17,297          17,281
     Diluted                                                           17,379          17,282

Dividends per share                                                 $   0.235        $  0.235

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                        Three Months Ended
                                                                                              March 31,
------------------------------------------------------------------------------------------------------------
                                                                                        2004           2003
------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     $ (27,238)     $ 3,929

Other comprehensive income, net of tax:
    Unrealized gain on securities:
      Unrealized gain arising in period                                                   4,756        2,699
      Reclassification of realized amounts                                               (3,093)        (193)
------------------------------------------------------------------------------------------------------------
      Net unrealized gain on securities                                                   1,663        2,506
------------------------------------------------------------------------------------------------------------

    Unrealized gain on derivative hedging instruments arising in period                      93          175
------------------------------------------------------------------------------------------------------------

Net unrealized gain, recognized in other comprehensive income                             1,756        2,681
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                           $ (25,482)     $ 6,610
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (In thousands, Except for Share and Per Share Data)

                                                                                                             Accumulated
                                                                      Additional               Unvested          Other
                                             Common       Common       Paid-in     Retained   Restricted     Comprehensive
                                             Shares        Stock       Capital     Earnings      Stock          Income      Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                17,310,782      $ 17,311   $125,789    $ 83,510      $ (292)        $ 6,674    $232,992
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                             -             -          -     (27,238)          -               -     (27,238)
Cash dividend declared ($0.235 per share)            -             -          -      (4,072)          -               -      (4,072)
Change in unrealized gain (loss) on:
    Securities                                       -             -                      -           -           1,663       1,663
    Interest rate swaps                              -             -                      -           -              93          93
Exercise of stock options                       17,982            18        303                                                 321
Unearned compensation amortization                   -             -                      -          52               -          52
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2004                   17,328,764      $ 17,329   $126,092    $ 52,200      $ (240)        $ 8,430    $203,811
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                          2004             2003
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $ (27,238)       $  3,929
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Federal Home Loan Bank stock dividends                                                     (24)              -
   Amortization and depreciation                                                            2,301           3,203
   Amortization of unearned compensation                                                       52              30
   Provision for loan losses                                                                  650           1,235
   Net securities gains                                                                    (5,200)           (325)
   Gain on sale of premises and equipment                                                    (162)            (85)
   (Gain) loss on sale of other real estate owned                                              12             (26)
   Loss on low-income housing investments                                                      79             170
   Decrease in deferred taxes                                                                 (34)              -
   Net gain on sale of loans held for sale                                                   (141)           (548)
   Proceeds from sale of loans held for sale                                               18,744          59,624
   Origination of loans held for sale                                                     (19,880)        (48,774)
   (Increase) decrease in other assets                                                    (18,281)          3,110
   Increase (decrease) in other liabilities                                                17,384         (77,372)
-----------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) operating activities                               (31,738)        (55,829)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                                  66,790          45,762
Proceeds from sales of securities available for sale                                      336,088          52,295
Purchase of securities available for sale                                                (129,204)       (114,388)
(Increase) decrease in loans made to customers                                             45,206         (40,163)
Purchase of premises and equipment                                                         (2,025)           (712)
Proceeds from sale of premises and equipment                                                  272             152
Proceeds from sale of other real estate owned                                                 387             228
-----------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                               317,514         (56,826)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                    3,531          17,373
Net increase (decrease) in short-term borrowed funds                                     (168,299)        101,392
Proceeds from long-term borrowings                                                        334,003               -
Repayment of long-term borrowings                                                        (467,694)         (1,292)
Dividends paid                                                                             (4,068)         (4,063)
Proceeds from exercise of stock options                                                       321               -
-----------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities                              (302,206)        113,410
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (16,430)            755
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                           74,943          70,533
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $  58,513        $ 71,288
=================================================================================================================

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                          2004             2003
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain) loss on securities available for sale         $  (2,794)       $  4,216
Change in deferred taxes attributable to securities available for sale                      1,130           1,708
Other real estate acquired in settlement of loans                                             324              74

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Company" or "Integra"). At March 31, 2004, the Company's subsidiaries consisted of Integra Bank N.A. (the "Bank"), and a reinsurance company and two statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also provides for disclosures in interim financial statements as well as compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company is currently analyzing the impact of the adoption.

Stock options and other forms of stock-based compensation are accounted for following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs been determined based on fair values of awards on the grant date (the method described in SFAS No. 123) reported net income and earnings per common share would have been reduced to the pro forma amounts shown below.

                                                             Three Months Ended
                                                                   March 31,
(In thousands, except per share data)                       2004            2003
----------------------------------------------------------------------------------
Net income (loss):
    As reported                                           $ (27,238)      $ 3,929
    Proforma                                                (27,241)        3,889

Earnings (loss) per share:
    Basic
         As reported                                      $   (1.57)      $  0.23
         Proforma                                             (1.57)         0.23
    Diluted
         As reported                                      $   (1.57)      $  0.23
         Proforma                                             (1.57)         0.23

NOTE 2. EARNINGS PER SHARE

The calculation of earnings per share for the three months ended March 31, 2004 and 2003 is summarized as follows:

                                                                    Three Months Ended
                                                                          March 31,
                                                                    ------------------
(In thousands except share data)                                    2004          2003
----------------------------------------------------------------------------------------
Net income (loss)                                                 $ (27,238)     $ 3,929
========================================================================================

  Weighted average shares outstanding - Basic                        17,297       17,281
  Stock option adjustment                                                82            1
----------------------------------------------------------------------------------------
  Average shares outstanding - Diluted                               17,379       17,282
========================================================================================

Earnings (loss) per share-Basic                                   $   (1.57)      $ 0.23
  Effect of stock options                                                 -            -
----------------------------------------------------------------------------------------
Earnings (loss) per share-Diluted                                 $   (1.57)     $  0.23
========================================================================================

NOTE 3. SECURITIES

Amortized cost and fair value of securities classified as available for sale as of March 31, 2004 and December 31, 2003 are as follows:

                                                                      Gross           Gross
                                                       Amortized    Unrealized      Unrealized    Fair
March 31, 2004  (In thousands)                           Cost         Gains          Losses       Value
----------------------------------------------------------------------------------------------------------
U.S. Government agencies                               $ 25,498      $    585        $     -    $   26,083
Mortgage passthrough securities                         174,187         3,200             15       177,372
Collateralized Mortgage Obligations                     343,689         1,097            326       344,460
States & political subdivisions                          98,765         6,445            287       104,923
Federal Home Loan Bank
  and Federal Reserve stock                              32,899             -              -        32,899
Other securities                                         51,409         3,838            138        55,109
----------------------------------------------------------------------------------------------------------
    Total                                              $726,447      $ 15,165        $   766    $  740,846
==========================================================================================================

                                                                      Gross           Gross
                                                       Amortized    Unrealized     Unrealized      Fair
December 31, 2003  (In thousands)                        Cost         Gains          Losses        Value
----------------------------------------------------------------------------------------------------------
U.S. Government agencies                               $ 40,773      $    206        $     2    $   40,977
Mortgage passthrough securities                         282,377         3,934            314       285,997
Collateralized Mortgage Obligations                     465,682         1,354          2,474       464,562
States & political subdivisions                         111,147         6,242            311       117,078
Federal Home Loan Bank
  and Federal Reserve stock                              32,875             -              -        32,875
Other securities                                         62,527         3,395            425        65,497
----------------------------------------------------------------------------------------------------------
    Total                                              $995,381      $ 15,131        $ 3,526    $1,006,986
==========================================================================================================

The amortized cost and fair value of the securities as of March 31, 2004, by contractual maturity, except for mortgage passthrough securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage passthrough securities and collateralized mortgage obligations, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                      Maturity         1 - 5 Years         5 - 10 Years       Over 10 Years
(In thousands)                      Under 1 Year         Maturity            Maturity            Maturity               Total
-----------------------------------------------------------------------------------------------------------------------------------
                                   Amount   Yield     Amount    Yield      Amount   Yield      Amount   Yield        Amount   Yield
-----------------------------------------------------------------------------------------------------------------------------------
U. S. Government agencies          $    -      -%    $ 25,449   3.56%    $      49   3.83%   $       -      -%     $  25,498   3.56%
Mortgage passthrough securities         -      -%     119,232   4.77%       53,013   4.32%       1,942   3.91%       174,187   4.62%
Collateralized Mortgage
    Obligations                         -      -%     136,839   3.61%      162,555   4.04%      44,295   4.24%       343,689   3.90%
States & subdivisions               9,133   5.57%      19,819   7.40%       30,962   7.53%      38,851   7.49%        98,765   7.31%
Federal Home Loan Bank
   and Federal Reserve stock            -      -%           -      -%            -      -%      32,899   5.07%        32,899   5.07%
Other securities                        -      -%           -      -%            -      -%      51,409   7.32%        51,409   7.32%
-----------------------------------------------------------------------------------------------------------------------------------

Amortized Cost                     $9,133   5.57%    $301,339   4.32%    $ 246,579   4.54%   $ 169,396   6.08%     $ 726,447   4.82%
===================================================================================================================================
Fair Value                         $8,974            $306,143            $ 249,744           $ 175,985             $ 740,846
===================================================================================================================================

Note: The yield is calculated on a federal-tax-equivalent basis.

At March 31, 2004 and December 31, 2003, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and Federal Home Loan Bank advances was $348,534 and $605,971, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at March 31, 2004 were:

                                                       Gross                                Net
                                                      Carrying         Accumulated        Carrying
(In thousands)                                         Amount         Amortization         Amount
                                                      --------------------------------------------
Core deposits (Amortizing)                            $ 17,080          $ (7,176)         $  9,904
Goodwill (Non-amortizing)                               44,839                 -            44,839
                                                      ---------------------------------------------
Total intangible assets                               $ 61,919          $ (7,176)         $ 54,743
                                                      =============================================

All of the intangible assets relate to the banking operating segment.

NOTE 5. SHORT-TERM BORROWINGS

Included in short-term borrowings are Federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank ("FHLB") advances with maturities less than one year and other short-term borrowings. The Company currently has an unsecured line of credit for $15,000 with the entire amount available at March 31, 2004.

                                                                          March 31,            December 31,
(In thousands)                                                              2004                  2003
---------------------------------------------------------------------------------------------------------
Federal funds purchased                                                   $   7,000              $ 51,000
Securities sold under agreements to repurchase                               75,100               195,372
Short-term Federal Home Loan Bank advances                                   45,579                 3,606
Other short-term borrowed funds                                                   -                 4,000
                                                                          ---------             ---------
    Total short-term borrowed funds                                       $ 127,679             $ 253,978
                                                                          =========             =========

NOTE 6. LONG-TERM BORROWINGS

Long-term borrowings include $226,704 in advances from FHLB. The Bank must pledge collateral in the form of mortgage passthrough securities, collateralized mortgage obligations, and mortgage loans to secure these advances. At March 31, 2004, the Bank had sufficient collateral pledged to satisfy the FHLB's requirements.

                                                                                             March 31,           December 31,
(In thousands)                                                                                 2004                 2003
-----------------------------------------------------------------------------------------------------------------------------
FHLB Advances
    Convertible advances                                                                     $       -           $    412,000
    Fixed maturity advances (weighted average rate of 2.26% at March 31, 2004)                 215,000                 55,000
    Amortizing and other advances (weighted average rate
      of 5.98% at March 31, 2004)                                                               11,704                 14,202
                                                                                             ---------           ------------

      Total FHLB Advances                                                                      226,704                481,202

Securities sold under repurchase agreements with maturities
    at various dates through 2008. (weighted average rate of 3.85%
    at March 31, 2004)                                                                         160,000                 85,000

Notes payable, secured by equipment, with an interest rate of 7.26%,
    due at various dates through 2012                                                            8,178                  8,371

Subordinated debt, unsecured, with a floating interest rate equal to three-
    month LIBOR plus 3.25%, with a maturity date of April 24, 2013                              10,000                 10,000

Subordinated debt, unsecured, with a floating interest rate equal to three-
    month LIBOR plus 2.85%, with a maturity date of April 7, 2014                                4,000                      -

Floating Rate Capital Securities, with an interest rate equal to six-month
    LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable
    effective July 16, 2011                                                                     18,557                 18,557

Floating Rate Capital Securities, with an interest rate equal to three-month
    LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable
    effective June 25, 2008                                                                     35,568                 35,568
-----------------------------------------------------------------------------------------------------------------------------
      Total long-term borrowings                                                             $ 463,007           $    638,698
=============================================================================================================================

During the first quarter of 2004 as part of the balance sheet restructure, the Company prepaid $467 million in long-term FHLB fixed rate advances with an average yield of 6.16% and a remaining average life of about 4 years. The Company also entered into $294 million of new fixed rate borrowings during the quarter as part of the balance sheet restructuring.

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

The commitments and contingent liabilities not reflected in the consolidated financial statements were $296,313 and $256,436 at March 31, 2004 and December 31, 2003, respectively.

NOTE 8. INTEREST RATE CONTRACTS

During 2001, the Company entered into $75,000 notional amount of interest rate swap agreements to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Company to pay fixed rates of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR. The swaps were scheduled to mature on or prior to September 10, 2004. The Company terminated these swaps in the period of June and July 2002. The cost to terminate these transactions was $1,121, net of tax, and is recorded as a component of accumulated other comprehensive income. At March 31, 2004, a total of $135 remained in Other Comprehensive Income and will be amortized into earnings over the remaining original term of the liabilities being hedged.

During the first quarter of 2003, the Company entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its liabilities from fixed rate to variable rate as part of its balance sheet management strategy. The interest rate swaps require the Company to pay a variable rate based on three-month LIBOR and receive a fixed rate of interest ranging from 2.60% to 2.72%. The interest rate swaps which had a fair value of $1,309 as of March 31, 2004 expire on or prior to May 22, 2006.

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

NOTE 9. SEGMENT INFORMATION

The Company reports only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; securities safekeeping; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. The Other category includes the operating results of the Parent Company and its non-bank subsidiaries, including Integra Reinsurance Company LTD (formed in May 2003), and its property management company, Twenty-One Southeast Third Corporation (merged into the Parent Company in May
2003). The Company evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. The following tables present selected segment information for Banking and other operating units.

For three months ended March 31, 2004
(In thousands)                                     Banking         Other      Eliminations     Total
-------------------------------------------------------------------------------------------------------
Interest income                                  $    34,141     $      54     $       (4)   $   34,191
Interest expense                                      14,828           750             (4)       15,574
-------------------------------------------------------------------------------------------------------
Net interest income (loss)                            19,313          (696)             -        18,617
Provision for loan losses                                650             -              -           650
Other income (loss) (1)                               11,967       (26,565)        26,615        12,017
Other expense                                         77,260           328            (23)       77,565
-------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                  (46,630)      (27,589)        26,638       (47,581)
-------------------------------------------------------------------------------------------------------
Income tax (benefit)                                 (19,947)         (396)             -       (20,343)
-------------------------------------------------------------------------------------------------------
Net income (loss)                                $   (26,683)    $ (27,193)    $   26,638    $  (27,238)
=======================================================================================================

Segment assets                                   $ 2,621,850     $ 270,507     $ (243,628)   $2,648,729
=======================================================================================================

For three months ended March 31, 2003
(In thousands)                                     Banking         Other      Eliminations      Total
-------------------------------------------------------------------------------------------------------
Interest income                                  $    36,304     $   1,101     $   (1,076)   $   36,329
Interest expense                                      17,826         2,089         (1,076)       18,839
-------------------------------------------------------------------------------------------------------
Net interest income (loss)                            18,478          (988)             -        17,490
Provision for loan losses                              1,235             -              -         1,235
Other income (1)                                       7,544         4,639         (4,653)        7,530
Other expense                                         20,155           230            (14)       20,371
-------------------------------------------------------------------------------------------------------
Earnings before income taxes                           4,632         3,421         (4,639)        3,414
-------------------------------------------------------------------------------------------------------
Income tax (benefit)                                     (21)         (494)             -          (515)
-------------------------------------------------------------------------------------------------------
Net income (loss)                                $     4,653     $   3,915     $   (4,639)   $    3,929
=======================================================================================================

Segment assets                                   $ 2,895,705     $ 357,347     $ (351,382)   $2,901,670
=======================================================================================================

(1) Includes income (loss) on subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for share data)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries (the "Company" or "Integra") as presented in the preceding condensed consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "may," "will," "should," "would," "anticipate," "estimate," "expect," "plan," "believe," "intend," and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following without limitation: general, regional and local economic conditions and their effect on interest rates, the Company and its customers; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations or accounting policies affecting financial institutions; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; technological changes; acquisitions and integration of acquired business; the failure of assumptions underlying the establishment of resources for loan losses and estimations of values of collateral and various financial assets and liabilities; the outcome of efforts to manage interest rate or liquidity risk; competition; and acts of war or terrorism. The Company undertakes no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report.

This discussion and analysis uses the non-GAAP financial measures of "adjusted non-interest income", which represents non-interest income, less securities gains, "adjusted non-interest expense", which represents non-interest expense, less debt extinguishment expenses, and "diluted net operating income per share", which is net operating income divided by the total number of diluted shares. This discussion and analysis includes a table which reconciles adjusted non-interest income and adjusted non-interest expenses, respectively, to the most directly comparable GAAP financial measures. This discussion and analysis furnished herewith, also uses the non-GAAP financial measure of net operating income, which represents net income, less securities gains, after tax and debt extinguishment expense, after tax. This discussion and analysis includes a table which reconciles net operating income to the most directly comparable GAAP financial measure. The presentation of these non-GAAP financial measures is intended to supplement investors' understanding of the Company's core business activities, unaffected by the fluctuations caused by securities transactions and debt prepayments, and are useful to investors for comparative purposes. There are no additional purposes for which management uses these non-GAAP financial measures.

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

During the first quarter of 2004, Integra executed several key initiatives and incurred a net $32 after-tax charge to restructure its balance sheet. The net effects of the restructuring should enhance future earnings, improve the Company's liquidity, and contribute to the Company reaching its interest rate risk management objectives including reducing the adverse impact of higher interest rates on earnings and market value of equity.

The Company also indicated plans to adjust its cash dividend policy as explained further under the caption "Change in Dividend Philosophy".

SUMMARY OF BALANCE SHEET RESTRUCTURING ACTIVITIES

The key steps of the balance sheet restructuring included:

1) Integra prepaid $467 in long-term FHLB advances with an average yield of 6.16% that had constrained earnings and masked the significant financial progress the Company has made in recent years. The remaining average life of the debt was about 3.7 years and maturities ranged from September 2005 to October 2010. Integra incurred a charge of $57 ($35.1 after-tax) to extinguish the debt.

2) Integra also reduced its balance sheet and funded a portion of the FHLB debt extinquishment by reducing its investment portfolio by approximately $262. This action improved Integra's interest rate risk profile by reducing the amount of assets susceptible to prepayments and in a rising rate environment reduces extension risk. Integra recognized a gain of $5.2 ($3.2 after-tax) on the sale of these securities. The average yield on the securities sold was 4.29% and their duration was approximately 2.6 years.

3) Integra further improved its interest rate risk profile and improved its liquidity position by arranging $330 of new fixed rate borrowing with final maturities ranging from 1 to 4 years, having an average life of approximately 2.6 years and an average yield of 2.28%. Additionally, the Company issued $4 of subordinated debt and paid off the outstanding balance on its line of credit.

4) Integra used the surplus cash proceeds from these transactions to reduce short-term borrowings.

ADDITIONAL DEVELOPMENTS

During the quarter, Integra received an investment grade rating of Baa2 from Moody's Investor Service for the long-term deposits of its principal subsidiary, Integra Bank N.A. (the "Bank"). Management believes this public rating bolsters Integra's liquidity with enhanced access to the capital markets.

CHANGE IN DIVIDEND PHILOSOPHY

Concurrently with the balance sheet restructuring, the Company announced a change in its dividend philosophy which is likely to reduce the quarterly common stock dividend from $0.235 cents per share to $0.16 cents per share beginning with the July 2004 dividend payment.

As a result, the Company will be moving to a target long-term dividend payout ratio of 35% to 50%. This contrasts with a dividend payout ratio that was over 91% in 2003.

2004 STRATEGIC OBJECTIVES

Integra anticipates taking actions in 2004 which, if successful, over time would lead to expanding its customer base, expanding the use of existing products among current customers, expanding the number of total products used among current customers, and enhancing the efficiency of how products and services are delivered to customers.

Integra also anticipates taking actions in 2004 to improve its overall profitability through prudent risk management, a focus on competing on service rather than price, and analyzing its businesses, products, and markets to ensure capital is allocated to the areas that have the potential to generate the highest risk adjusted rates of return.

The Company anticipates achieving these objectives through developing new products, making additional investments in training and technology, optimizing its retail delivery network, and emphasizing new customer sales and service initiatives, such as the I CARE program. The Company will continue to emphasize growing valuable core deposits (defined as money market, demand deposit, and savings accounts), building on recent investments in a high-quality commercial real estate niche, and concentrating investments in new markets and products that have superior growth and/or income demographic profiles.

FINANCIAL OVERVIEW

RECONCILIATION TABLE - NET OPERATING INCOME AND DILUTED NET
  OPERATING INCOME PER SHARE
(In millions, except per share data)

                                                                Three Months Ended            % Change
                                                              -----------------------         --------
                                                              March 31,     March 31,         Previous
                                                                2004          2003              Year
                                                              -----------------------         --------
Net income (loss)                                              $ (27.2)      $   3.9
  Less:
    Securities gains, after tax                                    3.2           0.4
    Debt extinguishment expense, after tax                        35.1             -
                                                               ---------------------
Net operating income                                           $   4.7       $   3.5            34%
                                                               =====================

Net income (loss) per share                                    $ (1.57)      $  0.23
  Less:
    Securities gains, after tax                                   0.18          0.03
    Debt extinguishment expense, after tax                        2.02             -
                                                               ---------------------
Diluted net operating income per share                         $  0.27       $  0.20            35%
                                                               =====================

Net income (loss) for the quarter ended March 31, 2004 was $(27.2) compared to $3.9 for the same period of 2003. Earnings (loss) per share, on a diluted basis, were $(1.57) for the first quarter of 2004 compared to $0.23 for the first quarter of 2003. Net operating income, which is defined as net income less securities gains and debt extinguishment net of tax, was $4.7 for the first three months of 2004 compared to $3.5 for the first three months of 2003, representing a 34% increase. The adjustments primarily represent the effects of the balance sheet restructuring described above. The diluted net operating income per share was $0.27 for the first quarter of 2004 compared to $0.20 for the same period of 2003.

Net interest income grew to $18.6 for three months ended March 31, 2004 from $17.5 for the three months ended March 31, 2003, an increase of $1.1, or 6.4%. On a tax-equivalent basis, net interest income grew 4.1% to $19.6 in the first quarter of 2004 from the $18.8 reported in the same period a year ago. The improvement is attributable, in part, to growth in consumer and mortgage loan balances, stronger valuable core deposit levels, improved loan and deposit pricing discipline and enhancements in the Company's financial risk management capabilities. These activities produced a net interest margin that increased by 10 basis points to 2.94% during the first quarter of 2004 compared to the same quarter a year ago. Interest rates overall were lower in the first quarter of 2004 compared with the same time period of 2003. Earning asset yields dropped 47 basis points over this horizon, comprised of a 67 basis point decline in loan yields and a 14 basis point decline in investment yields, while the Company's cost of funds decreased 59 basis points from the prior year period, driven primarily by a 60 basis point decline in interest bearing deposit yields. The balance sheet restructuring took place late in the first quarter of 2004, and thus had a negligible effect on net interest income and the net interest margin for the quarter.

Credit quality trends were generally stable to positive. Provision for loan losses was $0.7 for the three months ended March 31, 2004, a $0.5 reduction compared to $1.2 for the same period one year ago. The improvement is related to lower net charge-offs. Net charge-offs were $0.6 in the 2004 first quarter compared to $1.3 in the 2003 first quarter, or 14 and 34 basis points of average loans respectively, over the same periods. The net charge-offs experienced in the 2004 first quarter reflected a better than expected performance. Given the current composition of the loan portfolio, current and expected economic conditions, management's expectations are that the normalized net charge-off rate should average 25-35 basis points of average loans.

Non-interest income was impacted by the balance sheet restructuring and a slowing in mortgage related revenue. Non-interest income increased $4.5 to $12.0 in the first quarter 2004 compared to $7.5 for the first quarter of 2003. The increase is attributable to the $5.2 in securities gains taken in the first quarter of 2004 related to the balance sheet restructuring. Securities gains in the first quarter of 2003 totaled $0.3. Excluding the impact of securities gains in both quarters, adjusted non-interest income was $6.8 in the first quarter of 2004, a $0.4 reduction compared to the same quarter of 2003. The reduction is primarily due to lower mortgage related revenues.

Non-interest expense was significantly impacted by the balance sheet restructuring. Non-interest expense was $77.6 for the first quarter of 2004 compared to $20.4 for the same period of 2003 an increase of $57.2. Of this increase, $57.0 is attributable to debt extinguishment prepayment penalties from the balance sheet restructuring. There was no debt extinguishment expense incurred in the first quarter of 2003. Excluding the impact of debt extinguishment expense, adjusted non-interest expense was $0.2 higher, in the 2004 first quarter compared to the same quarter a year ago. The Company incurred professional fee expenses of approximately $0.2 in the first quarter of 2004 related to the balance sheet restructuring.

Annualized returns on average assets and equity for the three months ended March 31, 2004 were (3.76)% and (47.20)%, respectively, compared with 0.55% and 6.78% in the same period of 2003. The annualized returns, excluding the balance sheet restructure loss of $31.9, on average assets and equity for the first three months of 2004 were 0.65% and 8.10%, respectively.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

NET INTEREST INCOME

Net interest income grew to $18.6 for three months ended March 31, 2004 from $17.5 for the three months ended March 31, 2003, an increase of $1.1, or 6.4%. On a tax-equivalent basis, net interest income grew 4.1% to $19.6 in the first quarter of 2004 from the $18.8 reported in the same period a year ago. The improvement is attributable, in part, to growth in consumer and mortgage loan balances, stronger valuable core deposit (defined as money market, demand deposit, and savings accounts) levels, improved loan and deposit pricing discipline and enhancements in the Company's financial risk management capabilities. These activities produced a net interest margin that increased by 10 basis points to 2.94% during the first quarter of 2004 compared to the same quarter a year ago. Interest rates overall were lower in the first quarter of 2004 compared with the same time period of 2003. Earning asset yields dropped 47 basis points over this horizon, comprised of a 67 basis point decline in loan yields and a 14 basis point decline in investment yields, while the Company's cost of funds decreased 59 basis points from the prior year period, driven primarily by a 60 basis point decline in interest bearing deposit yields. The balance sheet restructuring took place very late in the first quarter of 2004, and thus had a negligible effect on net interest income and the net interest margin for the quarter.

Average earning assets were $2,652 for the first quarter of 2004 compared to $2,622 for the first quarter of 2003, reflecting a 1.1% increase. Average loans increased $38, to $1,661 from $1,623 or 2.4%, from the first quarter of 2003. The growth was concentrated in the consumer and mortgage portfolios, which grew by $43 and $21, or 13.0% and 5.3% respectively. Over the same time period, average commercial loan balances fell $26, or 2.9%. A significant contributor to the decline in commercial loan balances was Integra choosing not to renew approximately $22 in commercial loans that had low returns on economic capital. Loan yields declined 67 basis points to 5.65% for the first quarter of 2004 compared to 6.32% for the same period in 2003.

Between the first quarters of 2003 and 2004, the average balance of investment securities showed little change. Average long-term investment securities were $998 for the first quarter of 2004 compared to $1,001 for the first quarter of 2003 a decline of 0.2%. The investment portfolio average yield was 4.69% in the first quarter of 2004 compared with 4.83% for the same time period in 2003 despite significantly lower interest rates in the first quarter of 2004. The 14 basis point decline in securities yields resulted from a shift in portfolio strategy late in 2002 to invest in securities with shorter duration and less convexity; both of which, lowered the overall portfolio yield at the time, but provided more stable and predictable returns going forward. As part of the balance sheet restructuring, the investment portfolio was reduced by approximately $262. The average yield on securities sold was 4.29%. Since this transaction happened at the end of the quarter, averages were not significantly impacted.

Average interest-bearing liabilities were almost unchanged, declining $5, or 0.2%, to $2,418 for the three months ended March 31, 2004 compared to the same period in 2003. The mix, however, changed as stronger, valuable core deposit growth offset a lower reliance on certificates of deposit and wholesale funding. The interest-bearing liability yield decreased from 3.15% to 2.56% over the same period.

Average interest-bearing deposits increased $33 from $1,596 to $1,629 while average non-interest-bearing demand deposits increased $29, or 14.0%, from $208 to $237 for the first quarter of 2004 compared to the same period in 2003. Overall, valuable core deposits grew 8.0% year over year to $1,008 from $933. As higher rate promotional certificates of deposit matured in 2003, the Company offered these customers an opportunity to move their deposits into money market, interest checking and savings accounts along with various annuity products. The declining rate environment, an improvement in our pricing discipline and change in deposit product mix resulted in the cost of deposits decreasing from 2.14% to 1.54% for the first quarter of 2004 compared to the first quarter of 2003.

Average short-term borrowings decreased $5 from $169 to $164 for the first quarter of 2004 compared to the same period in 2003. The cost of short-term borrowings declined 27 basis points during this period, to 1.05% for the first quarter of 2004.

Average long-term borrowings decreased $34 from $659 to $625 for the first quarter of 2004 compared to the same period in 2003. The Company has reduced high-coupon, long-term debt on an opportunistic basis in the past six quarters culminating with the balance sheet restructuring in late March 2004. The cost of long-term borrowings decreased 45 basis points from 6.08% during the first quarter of 2003 to 5.63% for the same period of 2004. In April 2003, the Company issued $10 of subordinated debt which had a floating rate of 4.33% at the end of the first quarter of 2004. In late June 2003, the Company called $34.5 of trust preferred securities at par which had a fixed rate of 8.25% and issued $35.6 of new, floating rate trust preferred securities, which had an interest rate on March 31, 2004 of 4.21%. In March 2004, the Company issued $4 of subordinated debt, which had a floating rate of 3.96% on March 31, 2004. Since both the new subordinated debt and the balance sheet restructure happened late in the quarter, neither the average balances nor the rates were materially impacted.

                                                                  Three Months Ended
                                                               March 31,        March 31,
Net Interest Margin Analysis                                     2004             2003
-----------------------------------------------------------------------------------------
Yields (federal-tax-equivalent)
     Loans                                                       5.65%            6.32%
     Securities                                                  4.69             4.83
     Other earning assets                                        2.45             4.49
--------------------------------------------------------------------------------------
       Total earning assets                                      5.28             5.75

Cost of funds
     Interest bearing deposits                                   1.54             2.14
     Other interest bearing liabilities                          4.68             5.11
       Total interest bearing liabilities                        2.56             3.15
--------------------------------------------------------------------------------------
       Total interest expense to earning assets                  2.34             2.91
--------------------------------------------------------------------------------------
Net interest margin                                              2.94%            2.84%
======================================================================================

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2004, was $12.0 compared to $7.5 for the first quarter of 2003. Securities gains were $5.2 for the three months of 2004 and were mainly a result of the balance sheet restructuring, while the first three months of 2003 had $0.3 in securities gains. Adjusted non-interest income, consisting of non-interest income less securities gains, was $6.8 for the three months ended March 31, 2004 compared to $7.2 for the same period of 2003. This decrease is attributable to a decrease in mortgage related revenue. The Company sells the majority of the fixed rate mortgage loans in the secondary market with servicing retained. As interest rates stabilize or increase, the Company expects mortgage-refinancing activities to slow resulting in lower mortgage servicing income and gain on sale of mortgage loans.

Other non-interest income increased $0.4 from $0.6 for the first quarter of 2003 to $1.0 for the period ending March 31, 2004. The increase was due, in part, to an increase in brokerage and annuity income.

                                                    Three Months Ended
Non-Interest Income                                      March 31,           Increase
(In thousands)                                    2004            2003       (Decrease)
-------------------------------------------------------------------------------------
Service charges on deposit accounts             $  2,788         $ 2,789     $    (1)
Other service charges and fees                     1,766           1,704          62
Mortgage servicing income                            228             586        (358)
Trust income                                         496             506         (10)
Gain on sale of mortgage loans                       141             548        (407)
CSV life insurance income                            406             488         (82)
Securities gains                                   5,200             325       4,875
Other                                                992             584         408
------------------------------------------------------------------------------------
     Total non-interest income                  $ 12,017         $ 7,530     $ 4,487
====================================================================================
        Less securities gains                      5,200             325       4,875
------------------------------------------------------------------------------------
     Total adjusted non-interest income         $  6,817         $ 7,205     $  (388)
====================================================================================

NON-INTEREST EXPENSE

Non-interest expense was significantly impacted by the balance sheet restructuring. Non-interest expense was $77.6 for the first quarter of 2004 compared to $20.4 for the same period of 2003 an increase of $57.2. Of this increase, $57.0 is attributable to debt extinguishment prepayment penalties from the balance sheet restructuring. There was no debt extinguishment expense incurred in the first quarter of 2003. Excluding the impact of debt extinguishment expense, adjusted non-interest expense was $0.2 higher, in the 2004 first quarter compared to the same quarter a year ago. The Company incurred professional fee expenses of approximately $0.2 in the first quarter of 2004 related to the balance sheet restructuring.

Salaries, commissions and incentives and other benefits increased $0.4, or 3.4%, for the three months ended March 31, 2004 compared to the same period of 2003. This increase was comprised of commissions and incentives, annual salary adjustments and payroll taxes, offset by a decrease in health insurance expense. Performance-based incentives and commissions increased $0.3 to $1.4 during the first quarter of 2004. In 2003 the Company initiated performance-based awards tied to sales of fee-based services and origination of loan and deposit products. Salaries increased $0.4, or 5.5%, and payroll taxes increased $0.1, from the same period of 2003. Employee health benefits expense decreased $0.4 as the Company experienced lower claims and restructured its reinsurance contract. The Company offered an alternative choice in medical plans to the employees, which provides its employees the opportunity to more actively manage their health care consumption and could help control the increase in these expenses in the future.

Communication and transportation expense decreased $0.1 from $1.0 for the quarter ending March 31, 2003 to $0.9 for the first quarter of 2004. Nearly all of this decrease is due to switching providers on communication lines. The Company expects comparable decreases in all of 2004.

                                                   Three Months Ended
Non-Interest Expense                                     March 31,          Increase
(In thousands)                                    2004            2003     (Decrease)
------------------------------------------------------------------------------------
Salaries                                        $  8,041        $  7,621    $    420
Commissions and incentives                         1,359           1,105         254
Other benefits                                     1,847           2,155        (308)
Occupancy                                          1,590           1,550          40
Equipment                                          1,077           1,108         (31)
Professional fees                                  1,198           1,136          62
Communication and transportation                     895           1,042        (147)
Processing                                         1,286           1,209          77
Marketing                                            447             344         103
LIHP operating losses                                552             722        (170)
Debt prepayment fees                              56,998               -      56,998
Amortization of intangible assets                    405             405           -
Other                                              1,870           1,974        (104)
------------------------------------------------------------------------------------
     Total non-interest expense                 $ 77,565        $ 20,371    $ 57,194
====================================================================================
        Less debt prepayment fees                 56,998               -      56,998
------------------------------------------------------------------------------------
     Total adjusted non-interest expense        $ 20,567        $ 20,371    $    196
====================================================================================

INCOME TAX EXPENSE

Income tax benefit was $20.3 for the three months ended March 31, 2004 compared with $0.5 for the same period in 2003. The effective tax rates were (42.8)% and (15.1)% for the three months ended March 31, 2004 and 2003, respectively. Income from tax exempt or tax-preferred sources, including interest on municipal loans and investments, bank-owned life insurance and dividends on tax-preferred securities decreased $0.8 in the first three months of 2004 compared to the first three months of 2003. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The Company expects the effective tax rate to be approximately 18% for the remainder of 2004.

FINANCIAL POSITION

Total assets at March 31, 2004 were $2,649, a decrease of $309 compared to $2,958 at December 31, 2003. Total assets were $2,902 at March 31, 2003.

SECURITIES

Total investment securities available for sale were $741 at March 31, 2004, $1,007 at December 31, 2003 and $1,002 at March 31, 2003. These securities represent the second largest earning asset component after loans. The Company currently has no investment securities classified as held to maturity. The market value of the investment securities available for sale on March 31, 2004 was $14 higher than the amortized cost. During the quarter, the portfolio was reduced by the sale of $262 of securities during the balance sheet restructure. The composition and remaining lives have remained relatively the same as before the restructure. The yield for the portfolio after the balance sheet restructure is 4.69% compared to 4.61% on December 31, 2003. Management regularly reviews the composition of the securities portfolio, taking into account market risks and the interest rate environment.

LOANS

Total loans at March 31, 2004 were $1,654 compared to $1,700 and $1,645 at December 31, 2003 and March 31, 2003, respectively. The $9 increase in loan balances between March 31, 2003 and March 31, 2004 is attributable to a $41 increase in consumer-oriented loans and a $17 increase in mortgage loans, partially offset by a $50 decline in commercial-oriented loans. Commercial mortgages decreased $28, or 11.9%, since December 31, 2003 while Commercial, industrial and agricultural loans decreased by $4, or 0.7%, for the first three months of 2004. Economic development loans and other obligations of state and political subdivisions decreased by $7. The decrease in commercial, industrial and economic development and other obligations of state and political subdivisions was a result of a reduction in low yielding loans. Consumer loans increased $0.8, or 0.4%.

LOAN PORTFOLIO

                                                     March 31,       December 31,
(In thousands)                                         2004             2003
---------------------------------------------------------------------------------
Commercial, industrial and
    agricultural loans                              $   581,827      $   586,159
Economic development loans and
    other obligations of state and
    political subdivisions                               13,827           20,951
Lease financing                                           5,945            6,796
Commercial mortgages                                    209,976          238,261
Construction and development                             50,069           53,108
Residential mortgages                                   474,011          477,895
Home equity                                             132,710          132,101
Consumer loans                                          185,234          184,417
--------------------------------------------------------------------------------
      Loans, net of unearned income                 $ 1,653,599      $ 1,699,688
================================================================================

ASSET QUALITY

The allowance for loan losses is the amount that, in management's opinion, is adequate to absorb probable inherent loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions. Loans that are deemed to be uncollectible are charged-off to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is expensed to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable losses based on management's ongoing evaluation of the loan portfolio.

The allowance for loan losses was $25.5 at March 31, 2004, representing 1.54% of total loans compared with $25.4 at December 31, 2003 which represented 1.50% of total loans and $24.5 which represented 1.49% of total loans at March 31, 2003. Annualized net charge-offs to average loans was 0.14% during the first quarter of 2004 compared to 0.34% for the same period of 2003. The provision for the first three months of 2004 was $0.7, which was a decrease of $0.6 compared to the same period in 2003 and exceeded net charge-offs by $0.1. The allowance for loan losses to non-performing loans was 126.5% at March 31, 2004 compared to 138.9% and 119.5% at December 31, 2003 and March 31, 2003, respectively.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                                        Three Months Ended
                                                                              March 31,
(In thousands)                                                        2004             2003
----------------------------------------------------------------------------------------------
Beginning Balance                                                   $ 25,403         $ 24,632
Loans charged off                                                     (1,205)          (1,976)
Recoveries                                                               646              630
Provision for loan losses                                                650            1,235
---------------------------------------------------------------------------------------------
Ending Balance                                                      $ 25,494         $ 24,521
=============================================================================================

Percent of total loans                                                  1.54%            1.49%
=============================================================================================

Annualized % of average loans:
  Net charge-offs                                                      0.14%             0.34%
  Provision for loan losses                                            0.16%             0.31%


As of March 31, 2004, total non-performing loans were $20.2 which is $1.9 higher than the level at December 31, 2003 and $0.4 lower than at March 31, 2003. The increase in the first quarter of 2004 from December 31, 2003 is primarily attributable to one agricultural credit relationship. Non-performing loans, consisting of nonaccrual and 90 days or more past due loans, were 1.22%, 1.08% and 1.25% of total loans at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. A municipal obligation included in securities available for sale with an approximate amortized cost of $3 is in default. Management currently expects to realize a full recovery after completion of the refinancing of the bond anticipation note.

Listed below is a comparison of non-performing assets.

                                                                             March 31,       December 31,
(In thousands)                                                                 2004             2003
-------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                             $ 19,468         $ 15,725
90 days or more past due loans                                                    685            2,566
------------------------------------------------------------------------------------------------------
  Total non-performing loans                                                   20,153           18,291
Other real estate owned                                                         1,266            1,341
Investment securities                                                           2,716            2,692
------------------------------------------------------------------------------------------------------

     Total non-performing assets                                             $ 24,135         $ 22,324
======================================================================================================

Ratios:
Non-performing Loans to Loans                                                    1.22%            1.08%
Non-performing Assets to Loans and Other Real Estate Owned                       1.46%            1.31%
Allowance for Loan Losses to Non-performing Loans                              126.50%          138.88%

DEPOSITS

Total deposits were $1,816 at March 31, 2004, compared to $1,813 and $1,799 at December 31, 2003 and March 31, 2003, respectively. Total valuable core deposits, including non-interest and interesting bearing demand, money market and savings deposits, increased $55 to $993 at March 31, 2004 from $938 on March 31, 2003 and $25 from $968 at December 31, 2003. During the current low rate environment, customer preferences have shifted to shorter term, liquid deposit products and to deposit alternatives, including annuities. Time deposits greater than $100 thousand have decreased $21, or 6.9%, since December 31, 2003 while other time deposits decreased $0.9, or 0.2%, for this same period. Time deposits greater than $0.1 increased $21, or 8.1%, and other time deposits decreased $60, or 10.0%, from March 31, 2003 to March 31, 2004.

                                                               March 31,       December 31,
(In thousands)                                                   2004             2003
-------------------------------------------------------------------------------------------
Non-interest-bearing demand                                   $   228,224      $   219,983
Interest-bearing demand                                           394,971          405,765
Money market                                                      229,693          210,289
Savings                                                           140,352          131,565
------------------------------------------------------------------------------------------
  Valuable core deposits                                      $   993,240      $   967,602
Time deposits of $100 or more                                     284,649          305,863
Other time deposits                                               538,272          539,165
------------------------------------------------------------------------------------------
  Total deposits                                              $ 1,816,161      $ 1,812,630
==========================================================================================

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements totaled $82 at March 31, 2004 compared to $246 at December 31, 2003. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Company's commercial customers as part of a cash management service. Additional short-term borrowings include short-term advances from FHLB, Treasury Tax & Loan, and advances against outstanding bank lines.

At March 31, 2004, the Company had a $15 line of credit available. The Company also had the capacity to borrow in excess of $350 from the Federal Reserve Bank discount window, $368 in uncommitted securities eligible for pledging or sale that were available, and available uncommitted Fed Funds lines of $320 from 11 different financial institutions at the end of the first quarter 2004.

LONG-TERM BORROWINGS

Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings is $227 of FHLB advances to fund investments and loans and to satisfy other funding needs. The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances and at March 31, 2004, was in compliance with those requirements.

On March 25, 2004, the Company issued $4.0 of subordinated debt that will mature on April 7, 2014. Issuance costs of $0.1 were paid by the Company and are being amortized over the life of the debt.

On April 10, 2003, the Company issued $10.0 of subordinated debt that will mature on April 10, 2013. Issuance costs of $0.3 were paid by the Company and are being amortized over the life of the debt.

During the second quarter of 2003, the Company issued $36 Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Statutory Trust III. The issue matures on June 26, 2033. Issuance costs of $1 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective June 25, 2008. The funds were used to redeem $35 of trust preferred securities which had a fixed rate of 8.25%.

On July 16, 2001, the Company issued Floating Rate Capital Securities of $18 as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II. The issue matures on July 25, 2031. Issuance costs of $0.6 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective July 16, 2011.

CAPITAL EXPENDITURES

The Company is currently building a new banking center in Evansville and has plans to build in the Northern Kentucky or Cincinnati area. Capital expenditures for the new banking center were $0.8 in the first quarter of 2004 and are expected to total between $1.5 and $2.0 over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

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

There were no material changes in off-balance sheet arrangements and contractual obligations during the first quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

The Company and the Bank have capital ratios that exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply to the Bank. It is management's intent for the Bank to remain well capitalized at all times. The regulatory capital ratios for Integra Bank Corporation and the Bank are shown below.

                                                       Regulatory Guidelines                      Actual
                                                    ---------------------------          --------------------------
                                                      Minimum           Well-            March 31,     December 31,
                                                    Requirements    Capitalized            2004           2003
-------------------------------------------------------------------------------------------------------------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)                  8.00%                            12.52%          13.13%
Tier 1 Capital (to Risk-Weighted Assets)                 4.00%                            10.21%          11.37%
Tier 1 Capital (to Average Assets)                       4.00%                             6.65%           7.64%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)                  8.00%          10.00%            11.83%          12.74%
Tier 1 Capital (to Risk-Weighted Assets)                 4.00%           6.00%            10.58%          11.49%
Tier 1 Capital (to Average Assets)                       4.00%           5.00%             6.86%           7.70%

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests and to accommodate possible outflows in deposits and other borrowings. Funding loan requests, providing for deposit out flows, and managing interest rate fluctuations require monitoring and continuous analysis in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature of mix of the banking institution's sources and uses of funds.

For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Company's asset/liability management program. When these sources are not adequate, the Company may use Fed Fund purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with FHLB Indianapolis, as alternative sources of liquidity. Additionally, the Company's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At March 31, 2004 and 2003, respectively, federal funds sold and other short-term investments were $0.6 and $0.04. Additionally, at March 31, 2004, the Company had $320 available from unused federal funds lines and in excess of $368 in unencumbered securities available for repurchase agreements. The Bank also has a "borrower in custody" line with the Federal Reserve Bank totaling over $396 as part of its liquidity contingency.

For the Company, liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. The Company has an unsecured line of credit available which permits it to borrow up to $15. At March 31, 2004, the Company had $15 available for future use. Management believes that the Company has adequate liquidity to meet its foreseeable needs.

Liquidity for the Company is required to support operational expenses of the Company, pay taxes, meet the outstanding debt and trust preferred securities obligations of the Company, provide dividends to common shareholders and other general corporate purposes. During the first quarter, the Company announced a change in its dividend philosophy and expects to move to a long-term dividend payout ratio of 35% to 50% of net earnings. Management believes that funds to fulfill these obligations for 2004 will be available from currently available cash and marketable securities, dividends from the Bank, accessing the Company's line of credit, or other sources that management expects to be available during the year.

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

At the Company, interest rate risk is managed through the Corporate Asset and Liability Committee (Corporate ALCO) with oversight through the ALCO Committee of the Board of Directors (Board ALCO). The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least monthly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls. The process is externally validated at least annually by an independent third party.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The Company uses the following key methodologies to measure interest rate risk.

EARNINGS AT RISK ("EAR"). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At March 31, 2004, the Company would experience a (6.18)% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a (0.74)% change in net interest income. The improvement in the up 200 scenario risk measure from the prior quarter, can be attributed to the reduction of both investment securities and short-term borrowings, and prepayment of high coupon debt as part of the balance sheet restructure that occurred in March 2004. Both simulation results are within the policy limits established by the Board ALCO.

Trends in Earnings at Risk

                                    Estimated Change in EAR from the Flat Interest Rate Scenario
                                    -------------------------------------------------------------
                                            -200 basis points                   +200 basis points
-------------------------------------------------------------------------------------------------
March 31, 2004                                      (6.18)%                             (0.74)%
-------------------------------------------------------------------------------------------------
December 31, 2003                                   (5.20)%                             (4.26)%
-------------------------------------------------------------------------------------------------

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

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the "Base" interest rate scenario is shocked up or down 200 basis points within a range of plus or minus 15%.

At March 31, 2004, the Company would experience a (1.17)% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience (7.21)% change in EVE. The reduction in EVE risk for the up 200 scenario from the previous quarter, can be attributed to the sizable reduction in the investment securities portfolio and short term borrowings, which were part of the balance sheet restructuring that occurred in March 2004. Both of these measures are within Board approved policy limits.

Trends in Economic Value of Equity

                                      Estimated Change in EVE from the Flat Interest Rate Scenario
                                      ------------------------------------------------------------
                                             -200 basis points                  +200 basis points
--------------------------------------------------------------------------------------------------
March 31, 2004                                      (1.17)%                             (7.21)%
--------------------------------------------------------------------------------------------------
December 31, 2003                                    0.04%                             (12.77)%
--------------------------------------------------------------------------------------------------

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent auditors, to perform the following non-audit services:

- Examination of FHLB Schedule of Eligible Collateral for Integra Bank, N. A.

- Preparation of Corporate Income Tax Return

- Federal, state and local tax planning, compliance and advice.

This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as exhibits to this report:

    10.1 Third Amendment to Credit Agreement dated as of December 31, 2002 between Integra Bank Corporation and The Northern Trust Company.

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

    32 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K.

    On January 27, 2004, under Item 12, the Company furnished a press release to the Securities and Exchange Commission containing earnings information for the period ending December 31, 2003.

    On February 24, 2004, under Item 9, the Company furnished a slide presentation to the Securities and Exchange Commission that was used at the Midwest 2004 Super-Community Bank Conference in Chicago, Illinois.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       INTEGRA BANK CORPORATION

                                                       By /s/ Michael T. Vea
                                                          ----------------------
                                                          Chairman of the Board,
                                                          Chief Executive
                                                          Officer and President
                                                          May 10, 2004

                                                          /s/ Charles A. Caswell
                                                          ----------------------
                                                          Executive Vice
                                                          President and Chief
                                                          Financial Officer
                                                          May 10, 2004