Form 10-Q
period 2004-06-30
INTEGRA BANK CORP
filed 2004-08-09
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                 .
                               ------------------    ----------------

Commission file number: 0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                 INDIANA                                35-1632155
   (State or other jurisdiction of            (IRS Employee Identification No.)
   incorporation or organization)

    PO BOX 868, EVANSVILLE, INDIANA                     47705-0868
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                          OUTSTANDING AT JULY 19, 2004
    (Common stock, $1.00 Stated Value)                 17,358,005

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                            PAGE NO.
Item 1.  Unaudited Financial Statements

         Consolidated balance sheets-
         June 30, 2004 and December 31, 2003                                                   3

         Consolidated statements of income-
         Three months and six months ended June 30, 2004 and 2003                              4

         Consolidated statements of comprehensive income-
         Three months and six months ended June 30, 2004 and 2003                              5

         Consolidated statements of changes in shareholders' equity-
         Six months ended June 30, 2004                                                        6

         Consolidated statements of cash flow-
         Six months ended June 30, 2004 and 2003                                               7

         Notes to unaudited consolidated financial statements                                  9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                  15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                           27

Item 4.  Controls and Procedures                                                              28

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    29

Item 2.  Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities     29

Item 3.  Defaults Upon Senior Securities                                                      29

Item 4.  Submissions of Matters to a Vote of Security Holders                                 29

Item 5.  Other Information                                                                    29

Item 6.  Exhibits and Reports on Form 8-K                                                     29

Signatures                                                                                    31

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for per share data)

                                                                   June 30,      December 31,
                                                                     2004             2003
                                                                -------------    -------------
ASSETS
Cash and due from banks                                         $      75,067    $      66,285
Federal funds sold and other short-term investments                    22,373            8,658
                                                                -------------    -------------
     Total cash and cash equivalents                                   97,440           74,943
Loans held for sale (at lower of cost or market value)                  1,262              242
Securities available for sale                                         737,179        1,006,986
Loans, net of unearned income                                       1,665,284        1,699,688
Less:  Allowance for loan losses                                      (25,007)         (25,403)
                                                                -------------    -------------
     Net loans                                                      1,640,277        1,674,285
Premises and equipment                                                 53,595           54,563
Goodwill                                                               44,839           44,839
Other intangibles                                                       9,500           10,309
Other assets                                                          119,306           92,127
                                                                -------------    -------------
TOTAL ASSETS                                                    $   2,703,398    $   2,958,294
                                                                =============    =============

LIABILITIES
Deposits:
     Non-interest-bearing demand                                $     246,438    $     219,983
     Interest-bearing:
         Savings, interest checking and money market accounts         789,720          747,619
         Time deposits of $100,000 or more                            261,500          305,863
         Other interest-bearing                                       526,599          539,165
                                                                -------------    -------------
     Total deposits                                                 1,824,257        1,812,630
Short-term borrowings                                                 206,375          253,978
Long-term borrowings                                                  460,586          638,698
Other liabilities                                                      17,865           19,996
                                                                -------------    -------------
     TOTAL LIABILITIES                                              2,509,083        2,725,302
                                                                -------------    -------------


SHAREHOLDERS' EQUITY
Preferred stock - 1,000 shares authorized - None outstanding
Common stock - $1.00 stated value - 29,000 shares authorized           17,358           17,311
Additional paid-in capital                                            126,660          125,789
Retained earnings                                                      56,077           83,510
Unvested restricted stock                                                (719)            (292)
Accumulated other comprehensive income (loss)                          (5,061)           6,674
                                                                -------------    -------------
     TOTAL SHAREHOLDERS' EQUITY                                       194,315          232,992
                                                                -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   2,703,398    $   2,958,294
                                                                =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                                                         Three Months Ended              Six Months Ended
                                                                               June 30,                      June 30,
                                                                     ------------------------         ------------------------
                                                                       2004            2003             2004            2003
                                                                     --------        --------         --------        --------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                         $ 23,420        $ 25,319         $ 46,770        $ 50,512
     Tax-exempt                                                           112             258              249             503
Interest and dividends on securities:
     Taxable                                                            6,696           8,015           15,631          16,414
     Tax-exempt                                                         1,427           2,313            3,150           4,640
Interest on loans held for sale                                            53              87               87             238
Interest on federal funds sold and other short-term investments            19              19               31              33
                                                                     --------        --------         --------        --------
     Total interest income                                             31,727          36,011           65,918          72,340

INTEREST EXPENSE
Interest on deposits                                                    6,133           7,961           12,385          16,368
Interest on short-term borrowings                                         504             718              960           1,268
Interest on long-term borrowings                                        3,521           9,841           12,387          19,723
                                                                     --------        --------         --------        --------
     Total interest expense                                            10,158          18,520           25,732          37,359

NET INTEREST INCOME                                                    21,569          17,491           40,186          34,981
Provision for loan losses                                                 155           1,600              805           2,835
                                                                     --------        --------         --------        --------
     Net interest income after provision for loan losses               21,414          15,891           39,381          32,146
                                                                     --------        --------         --------        --------

NON-INTEREST INCOME
Service charges on deposit accounts                                     3,199           2,894            5,987           5,683
Other service charges and fees                                          1,915           1,706            3,681           3,410
Mortgage banking                                                          244             251              472             837
Trust income                                                              525             504            1,021           1,010
Securities gains (losses)                                                (703)            957            4,497           1,282
Gain on mortgage loans sold                                               166             623              307           1,171
Gain on sale of other assets                                            1,184             951            1,354           1,082
CSV life insurance income                                                 386             493              792             981
Other                                                                     600             508            1,422             961
                                                                     --------        --------         --------        --------
     Total non-interest income                                          7,516           8,887           19,533          16,417

NON-INTEREST EXPENSE
Salaries                                                                8,118           7,395           16,159          15,016
Commissions and incentives                                              1,016             852            2,375           1,957
Other benefits                                                          1,645           1,907            3,492           4,062
Occupancy                                                               1,579           1,533            3,169           3,083
Equipment                                                               1,020           1,078            2,097           2,186
Professional fees                                                       1,133           1,131            2,331           2,267
Communication and transportation                                          841           1,023            1,736           2,065
Processing                                                              1,239           1,238            2,525           2,447
Marketing                                                                 512             444              959             788
Debt prepayment fees                                                        -               -           56,998               -
Low income housing project losses                                         551             712            1,103           1,434
Other                                                                   2,916           3,665            5,191           6,044
                                                                     --------        --------         --------        --------
     Total non-interest expense                                        20,570          20,978           98,135          41,349
                                                                     --------        --------         --------        --------
Income (loss) before income taxes                                       8,360           3,800          (39,221)          7,214
Income tax expense (benefit)                                            1,705            (513)         (18,638)         (1,028)
                                                                     --------        --------         --------        --------
NET INCOME (LOSS)                                                     $ 6,655         $ 4,313        $ (20,583)        $ 8,242
                                                                      =======         =======        =========         =======

Unaudited Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)

                                                                         Three Months Ended              Six Months Ended
                                                                               June 30,                      June 30,
                                                                     ------------------------         ------------------------
                                                                       2004            2003             2004            2003
                                                                     --------        --------         --------        --------
Earnings (loss) per share:
     Basic                                                             $ 0.38          $ 0.25          $ (1.19)         $ 0.48
     Diluted                                                             0.38            0.25            (1.19)           0.48

Weighted average shares outstanding:
     Basic                                                             17,312          17,286           17,304          17,284
     Diluted                                                           17,368          17,287           17,304          17,285

Dividends per share                                                    $ 0.16         $ 0.235          $ 0.395          $ 0.47

The accompanying notes are an integral part of the consolidated financial statements.



                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                                           Three Months Ended      Six Months Ended
                                                                                June 30,               June 30,
                                                                          --------------------    --------------------
                                                                            2004        2003        2004         2003
                                                                          --------    --------    --------    --------
Net income (loss)                                                         $  6,655    $  4,313    $(20,583)   $  8,242

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in period                             (14,002)      4,621      (9,246)      7,321
      Reclassification of realized amounts                                     418        (569)     (2,675)       (762)
                                                                          --------    --------    --------    --------
      Net unrealized gain (loss) on securities                             (13,584)      4,052     (11,921)      6,559
                                                                          --------    --------    --------    --------

    Unrealized gain on derivative hedging instruments arising in period         93         177         186         352
                                                                          --------    --------    --------    --------

Net unrealized gain (loss), recognized in other comprehensive income       (13,491)      4,229     (11,735)      6,911
                                                                          --------    --------    --------    --------

Comprehensive income (loss)                                               $ (6,836)   $  8,542    $(32,318)   $ 15,153
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

                                                                                                             Accumulated
                                                                     Additional                 Unvested       Other
                                               Common     Common      Paid-in      Retained    Restricted   Comprehensive
                                               Shares     Stock       Capital      Earnings       Stock     Income (Loss)   Total
                                            ----------   ---------   ----------   ---------    ----------   -------------  --------
Balance at December 31, 2003                17,310,782   $  17,311   $  125,789   $  83,510    $     (292)   $    6,674    $232,992
                                            ----------   ---------   ----------   ---------    ----------    ----------    --------

Net loss                                            --          --           --     (20,583)           --            --     (20,583)
Cash dividend declared ($0.395 per share)           --          --           --      (6,850)           --            --      (6,850)
Change in unrealized gain (loss) on:
    Securities                                      --          --           --          --            --       (11,921)    (11,921)
    Interest rate swaps                             --          --           --          --            --           186         186
Exercise of stock options                       20,899          21          358          --            14            --         393
Grant of restricted stock                       26,324          26          513          --          (539)           --          --
Unearned compensation amortization                  --          --           --          --            98            --          98
                                            ----------   ---------   ----------   ---------    ----------    ----------    --------
Balance at June 30, 2004                    17,358,005   $  17,358   $  126,660   $  56,077    $     (719)   $   (5,061)   $194,315
                                            ----------   ---------   ----------   ---------    ----------    ----------    --------

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                 Six Months Ended
                                                                      June 30,
                                                                 2004         2003
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $ (20,583)   $   8,242
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Federal Home Loan Bank stock dividends                           (48)         (46)
   Amortization and depreciation                                  4,543        6,610
   Amortization of unearned compensation                             98           61
   Provision for loan losses                                        805        2,835
   Net securities gains                                          (4,497)      (1,282)
   (Gain) loss on sale of premises and equipment                   (104)          44
   Gain on sale of other real estate owned                          (51)         (29)
   Gain on sale of loans                                         (1,158)          --
   Loss on low-income housing investments                           158          331
   Decrease in deferred taxes                                       (77)          --
   Net gain on sale of loans held for sale                         (307)      (1,171)
   Proceeds from sale of loans held for sale                     43,662      112,269
   Origination of loans held for sale                           (44,375)    (100,655)
   (Increase) decrease in other assets                          (20,992)       2,721
   Increase (decrease) in other liabilities                         245      (75,124)
                                                              ---------    ---------
  Net cash flows used in operating activities                   (42,681)     (45,194)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale       115,213      103,103
Proceeds from sales of securities available for sale            361,563      124,996
Purchase of securities available for sale                      (223,387)    (290,314)
(Increase) decrease in loans made to customers                   26,876      (81,022)
Proceeds from sale of loans                                       7,043           --
Purchase of premises and equipment                               (3,277)      (1,938)
Proceeds from sale of premises and equipment                      2,287          783
Proceeds from sale of other real estate owned                       695          730
                                                              ---------    ---------
  Net cash flows provided by (used in) investing activities     287,013     (143,662)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                         11,627       31,386
Net increase (decrease) in short-term borrowed funds            (91,103)     169,335
Proceeds from long-term borrowings                              334,003       17,000
Repayment of long-term borrowings                              (468,615)     (17,365)
Proceeds from trust preferred securities                             --       34,500
Repayment of trust preferred securities                              --      (34,500)
Dividends paid                                                   (8,140)      (8,127)
Proceeds from exercise of stock options                             393           --
                                                              ---------    ---------
  Net cash flows provided by (used in) financing activities    (221,835)     192,229
                                                              ---------    ---------
Net increase in cash and cash equivalents                        22,497        3,373
                                                              ---------    ---------
Cash and cash equivalents at beginning of period                 74,943       70,533
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $  97,440    $  73,906
                                                              =========    =========

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                           2004            2003
                                                                                         --------        --------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain) loss on securities available for sale          $ 20,037        $ 11,029
Change in deferred taxes attributable to securities available for sale                     (8,116)          4,470
Other real estate acquired in settlement of loans                                             536             219

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Company" or "Integra"). At June 30, 2004, the Company's subsidiaries consisted of Integra Bank N.A. (the "Bank"), a reinsurance company and two statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also provides for disclosures in interim financial statements concerning the method of accounting for stock-based compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company is currently assessing the possible adoption.

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

                                                                            Three Months Ended           Six Months Ended
                                                                                 June 30,                    June 30,
(In thousands, except per share data)                                        2004          2003           2004        2003
                                                                            -------       -------       ---------     -------
Net income (loss):
    As reported                                                             $ 6,655       $ 4,313       $ (20,583)    $ 8,242
      Add: Stock-based compensation expense
         included in reported net income (loss), net of tax                      31            35              74          70
      Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all awards,
         net of tax                                                           1,427           572           1,489         687
                                                                            -------       -------       ---------     -------
    Proforma                                                                $ 5,259       $ 3,776       $ (21,998)    $ 7,625
                                                                            =======       =======       =========     =======

Earnings (loss) per share:
    Basic
         As reported                                                        $  0.38       $  0.25       $   (1.19)    $  0.48
         Proforma                                                              0.30          0.22           (1.27)       0.44
    Diluted
         As reported                                                        $  0.38       $  0.25       $   (1.19)    $  0.48
         Proforma                                                              0.30          0.22           (1.27)       0.44

NOTE 2. EARNINGS PER SHARE

The calculation of earnings per share for the three and six months ended June 30, 2004 and 2003 is summarized as follows:

                                                Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                -------------------   --------------------
                                                   2004       2003       2004        2003
                                                --------   --------   --------    --------
Net income (loss)                               $  6,655   $  4,313   $(20,583)   $  8,242
                                                ========   ========   ========    ========

  Weighted average shares outstanding - Basic     17,312     17,286     17,304      17,284
  Stock-based compensation adjustment                 56          1         --           1
                                                --------   --------   --------    --------
  Average shares outstanding - Diluted            17,368     17,287     17,304      17,285
                                                ========   ========   ========    ========

Earnings per share-Basic                        $   0.38   $   0.25   $  (1.19)   $   0.48
  Effect of stock-based compensation                  --         --         --          --
                                                --------   --------   --------    --------
Earnings per share-Diluted                      $   0.38   $   0.25   $  (1.19)   $   0.48
                                                ========   ========   ========    ========

On June 30, 2004, there were vested options outstanding to purchase up to 665 shares of the Company's common stock. The exercise price of 410 shares of the vested options exceeded the stock's closing price as of June 30, 2004.

NOTE 3. SECURITIES

All investment securities are classified as available for sale. Amortized cost and fair value of these securities as of June 30, 2004 and December 31, 2003 are as follows:

                                                      Gross       Gross
                                       Amortized   Unrealized   Unrealized      Fair
June 30, 2004  (In thousands)            Cost         Gains       Losses        Value
                                      ----------   ----------   ----------   ----------
U.S. Government agencies              $      798   $       --   $       17   $      781
Mortgage-backed securities               188,650        1,468        2,444      187,674
Collateralized Mortgage Obligations      376,145           53       12,116      364,082
States & political subdivisions           95,687        3,086           84       98,689
Federal Home Loan Bank
  and Federal Reserve stock               32,923           --           --       32,923
Other securities                          51,409        2,054          433       53,030
                                      ----------   ----------   ----------   ----------
    Total                             $  745,612   $    6,661   $   15,094   $  737,179
                                      ==========   ==========   ==========   ==========


                                                      Gross       Gross
                                      Amortized    Unrealized   Unrealized      Fair
December 31, 2003  (In thousands)        Cost         Gains       Losses       Value
                                      ----------   ----------   ----------   ----------
U.S. Government agencies              $   40,773   $      206   $        2   $   40,977
Mortgage-backed securities               282,377        3,934          314      285,997
Collateralized Mortgage Obligations      465,682        1,354        2,474      464,562
States & political subdivisions          111,147        6,242          311      117,078
Federal Home Loan Bank
  and Federal Reserve stock               32,875           --           --       32,875
Other securities                          62,527        3,395          425       65,497
                                      ----------   ----------   ----------   ----------
    Total                             $  995,381   $   15,131   $    3,526   $1,006,986
                                      ==========   ==========   ==========   ==========

The amortized cost and fair value of the securities as of June 30, 2004, by contractual maturity, except mortgage passthrough securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in certain securities where actual cashflows deviate from originally contracted cashflows.

Maturity of securities available for sale:


                                 Less than 1 Year        1 - 5 Years         5 - 10 Years       Over 10 Years
(In thousands)                      Maturity              Maturity             Maturity            Maturity            Total
                               ------------------   ------------------   -----------------   -------------------  ---------------
                                Amount    Yield      Amount    Yield      Amount   Yield      Amount     Yield     Amount  Yield
                               --------  --------   --------  --------   -------- --------   --------   --------  -------- ------
U. S. Government agencies      $     --        --   $    449      3.93%  $    349     4.28%  $     --         --  $    798   4.08%
Mortgage-backed securities           --        --    117,547      4.65%    69,188     4.23%     1,915       3.91%  188,650   4.49%
Collateralized Mortgage
    Obligations                      --        --    100,021      3.95%   251,436     4.06%    24,688       4.46%  376,145   4.06%
States & subdivisions             6,827      4.26%    15,567      7.32%    34,522     7.65%    38,771       7.69%   95,687   7.37%

Federal Home Loan Bank
   and Federal Reserve stock         --        --         --        --         --       --     32,923       4.69%   32,923   4.69%
Other securities                     --        --         --        --         --       --     51,409       7.80%   51,409   7.80%
                               --------  --------   --------  --------   -------- --------   --------   --------  -------- ------
Amortized Cost                 $  6,827      4.26%  $233,584      4.53%  $355,495     4.44%  $149,706       6.49% $745,612   4.88%
                               ========  ========   ========  ========   ======== ========   ========   ========  ======== ======
Fair Value                     $  6,817             $233,293             $346,136            $150,933             $737,179
                               ========  ========   ========  ========   ======== ========   ========   ========  ======== ======

Note:  The yield is calculated on a 35 percent federal-tax-equivalent basis.

At June 30, 2004 and December 31, 2003, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and Federal Home Loan Bank ("FHLB") advances was $443,808 and $605,971, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at June 30, 2004 were:    Gross                                 Net
                                           Carrying         Accumulated         Carrying
(In thousands)                              Amount         Amortization          Amount
                                        -------------     -------------      -------------
Core deposits (Amortizing)              $      17,080     $      (7,580)     $       9,500
Goodwill (Non-amortizing)                      44,839                --             44,839
                                        -------------     -------------      -------------
Total intangible assets                 $      61,919     $      (7,580)     $      54,339
                                        =============     =============      =============


All of the intangible assets relate to the banking operating segment.

NOTE 5. INCOME TAXES

The components of income tax expense (benefit) for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                                   Three Months Ended                  Six Month Ended
                                                                       June 30,                           June 30,
                                                                2004              2003              2004              2003
                                                            ------------      ------------      ------------      ------------
Federal income tax computed at the statutory rates          $      2,926      $      1,330      $    (13,727)     $      2,525
Adjusted for effects of:
    Tax exempt interest                                             (469)             (700)             (996)           (1,403)
    Nondeductible expenses                                            62                89               198               176
    Low income housing credit                                       (651)           (1,000)           (1,302)           (1,639)
    Cash surrender value of life insurance policies                 (135)             (173)             (277)             (344)
    Dividend received deduction                                      (92)             (145)             (145)             (290)
    State taxes, net of federal tax benefit                          150                62            (1,652)              (80)
    Other differences                                                (86)               24              (737)               27
                                                            ------------      ------------      ------------      ------------
      Total income taxes (benefit)                          $      1,705      $       (513)     $    (18,638)     $     (1,028)
                                                            ============      ============      ============      ============

NOTE 6. SHORT-TERM BORROWINGS

Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, FHLB advances with maturities less than one year and other short-term borrowings. The Company currently has an unsecured line of credit for $15,000 with the entire amount available at June 30, 2004.


                                                         June 30,       December 31,
(In thousands)                                             2004             2003
                                                       ------------     ------------
Federal funds purchased                                $         --     $     51,000
Securities sold under agreements to repurchase              162,772          195,372
Federal Home Loan Bank advances                              43,603            3,606
Other short-term borrowings                                      --            4,000
                                                       ------------     ------------
    Total short-term borrowings                        $    206,375     $    253,978
                                                       ============     ============

NOTE 7. LONG-TERM BORROWINGS

Long-term borrowings include $224,478 of FHLB advances and $160,000 of term repurchase agreements. The Bank pledges a combination of collateral including securities and mortgage loans to secure these borrowings.


                                                                                       June 30,        December 31,
(In thousands)                                                                           2004              2003
                                                                                     -------------     -------------
FHLB advances
    Convertible advances                                                             $          --     $     412,000
    Fixed maturity advances (weighted average rate of 2.26% at June 30, 2004)              215,000            55,000
    Amortizing and other advances (weighted average rate
      of 5.96% at June 30, 2004)                                                             9,478            14,202
                                                                                     -------------     -------------

      Total FHLB advances                                                                  224,478           481,202

Securities sold under repurchase agreements with maturities at various dates through 2008 (weighted average rate of 3.85%
    at June 30, 2004)                                                                      160,000            85,000

Notes payable, secured by equipment, with an interest rate of 7.26%,
    due at various dates through 2012                                                        7,983             8,371

Subordinated debt, unsecured, with a floating interest rate equal to three-
    month LIBOR plus 3.25%, with a maturity date of April 10, 2013                          10,000            10,000

Subordinated debt, unsecured, with a floating interest rate equal to three-
    month LIBOR plus 2.85%, with a maturity date of April 7, 2014                            4,000                --

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable
    effective July 16, 2011                                                                 18,557            18,557

Floating Rate Capital Securities, with an interest rate equal to three-month
    LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable
    effective June 25, 2008                                                                 35,568            35,568
                                                                                     -------------     -------------
      Total long-term borrowings                                                     $     460,586     $     638,698
                                                                                     =============     =============

During the first quarter of 2004 the Company prepaid $467 million in long-term FHLB fixed rate advances with an average yield of 6.16% and a remaining average life of about 4 years. The Company also entered into $294 million of new fixed rate long-term borrowings during the first quarter of 2004 as part of the balance sheet restructuring.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is party to legal actions that arise in the normal course of its business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The commitments and contingent liabilities not reflected in the consolidated financial statements were $322,834 and $256,436 at June 30, 2004 and December 31, 2003, respectively.

NOTE 9. INTEREST RATE CONTRACTS

During the first quarter of 2003, the Company entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its long term repurchase agreements from fixed rate to variable rate. The interest rate swaps require the Company to pay a variable rate based on three-month LIBOR and receive a fixed interest rate ranging from 2.60% to 2.72%. The interest rate swaps, which had a fair value of $(277) as of June 30, 2004, expire on or prior to May 22, 2006.

During 2001, the Company entered into $75,000 notional amount of interest rate swap agreements to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Company to pay fixed rates of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR. The swaps were scheduled to mature on or prior to September 10, 2004. The Company terminated these swaps in the period of June and July 2002. The cost, net of tax, to terminate these transactions was $1,121, and is recorded as a component of accumulated other comprehensive income. At June 30, 2004, a total of $42 remained in Other Comprehensive Income and will be amortized into earnings over the remaining original term of the liabilities being hedged.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in a receiving status. Although collateral or other security is not currently obtained, the Company minimizes its credit risk by monitoring the credit standing of the counterparties, the aggregate credit exposure to each counterparty and anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

NOTE 10. SEGMENT INFORMATION

The Company reports only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; securities safekeeping; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and insurance products and services; and complete personal and corporate trust services. The Other category includes the operating results of the Parent Company and its non-bank subsidiaries, including Integra Reinsurance Company LTD (formed in May 2003), and its property management company, Twenty-One Southeast Third Corporation (merged into the Parent Company in May 2003). The Company evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. The following tables present selected segment information for Banking and other operating units.

For three months ended June 30, 2004

(In thousands)                             Banking            Other          Eliminations           Total
                                        -------------     -------------      -------------      -------------
Interest income                         $      31,677     $          51      $          (1)     $      31,727
Interest expense                                9,398               761                 (1)            10,158
                                        -------------     -------------      -------------      -------------
Net interest income (loss)                     22,279              (710)                --             21,569
Provision for loan losses                         155                --                 --                155
Other income (loss) (1)                         7,426             7,417             (7,327)             7,516
Other expense                                  20,156               438                (24)            20,570
                                        -------------     -------------      -------------      -------------
Earnings before income taxes                    9,394             6,269             (7,303)             8,360
                                        -------------     -------------      -------------      -------------
Income tax expense (benefit)                    2,133              (428)                --              1,705
                                        -------------     -------------      -------------      -------------
Net income                              $       7,261     $       6,697      $      (7,303)     $       6,655
                                        =============     =============      =============      =============

For six months ended June 30, 2004

(In thousands)                             Banking            Other           Eliminations           Total
                                        -------------     -------------      -------------      -------------
Interest income                         $      65,818      $         105      $          (5)     $      65,918
Interest expense                               24,226              1,511                 (5)            25,732
                                        -------------      -------------      -------------      -------------
Net interest income (loss)                     41,592             (1,406)                --             40,186
Provision for loan losses                         805                 --                 --                805
Other income (loss) (1)                        19,393            (19,148)            19,288             19,533
Other expense                                  97,416                766                (47)            98,135
                                        -------------      -------------      -------------      -------------
Loss before income taxes                      (37,236)           (21,320)            19,335            (39,221)
                                        -------------      -------------      -------------      -------------
Income tax benefit                            (17,814)              (824)                --            (18,638)
                                        -------------      -------------      -------------      -------------
Net loss                                $     (19,422)     $     (20,496)     $      19,335      $     (20,583)
                                        =============      =============      =============      =============

Segment assets                          $   2,670,217      $     259,830      $    (226,649)     $   2,703,398
                                        =============      =============      =============      =============

(1) Includes income (loss) on subsidiaries.

For three months ended June 30, 2003

(In thousands)                             Banking            Other           Eliminations          Total
                                        -------------     -------------      -------------      -------------
Interest income                         $      35,970     $       1,105      $      (1,064)     $      36,011
Interest expense                               17,418             2,166             (1,064)            18,520
                                        -------------     -------------      -------------      -------------
Net interest income (loss)                     18,552            (1,061)                --             17,491
Provision for loan losses                       1,600                --                 --              1,600
Other income (1)                                8,859             6,035             (6,007)             8,887
Other expense                                  19,283             1,739                (44)            20,978
                                        -------------     -------------      -------------      -------------
Earnings before income taxes                    6,528             3,235             (5,963)             3,800
                                        -------------     -------------      -------------      -------------

Income tax expense (benefit)                      597            (1,110)                --               (513)
                                        -------------     -------------      -------------      -------------
Net income (loss)                       $       5,931     $       4,345      $      (5,963)     $       4,313
                                        =============     =============      =============      =============

For six months ended June 30, 2003

(In thousands)                             Banking            Other           Eliminations          Total
                                        -------------     -------------      -------------      -------------
Interest income                         $      72,273     $       2,207      $      (2,140)     $      72,340
Interest expense                               35,243             4,256             (2,140)            37,359
                                        -------------     -------------      -------------      -------------
Net interest income (loss)                     37,030            (2,049)                --             34,981
Provision for loan losses                       2,835                --                 --              2,835
Other income (1)                               16,404            10,673            (10,660)            16,417
Other expense                                  39,439             1,969                (59)            41,349
                                        -------------     -------------      -------------      -------------
Earnings before income taxes                   11,160             6,655            (10,601)             7,214
                                        -------------     -------------      -------------      -------------
Income tax expense (benefit)                      576            (1,604)                --             (1,028)
Net income                              $      10,584     $       8,259      $     (10,601)     $       8,242
                                        =============     =============      =============      =============

Segment assets                          $   2,985,378     $     356,965      $    (348,701)     $   2,993,642
                                        =============     =============      =============      =============

(1) Includes income (loss) on subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for share data)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries (the "Company" or "Integra") as presented in the preceding consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

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

This discussion and analysis uses the following non-GAAP financial measures:
"adjusted non-interest income", which represents non-interest income less gain on sale of credit card portfolio, gain on sale of branch, loss on fixed assets disposition, and securities gains/losses, "adjusted non-interest expense", which represents non-interest expense, less severance pay, trust preferred redemption expenses and debt extinguishment expenses, "net operating income", which represents net income, less gain on sale of credit card portfolio, gain on sale of branch, loss on fixed assets disposition, and securities gains/losses securities, net of tax and severance pay, trust preferred redemption expenses and debt extinguishment expense, net of tax, and "diluted net operating income per share", which is net operating income divided by the total number of diluted shares. All non-GAAP financial measures are reconciled to the most directly comparable GAAP financial measure. The presentation of these non-GAAP financial measures is intended to supplement investors' understanding of the Company's core business activities, unaffected by the fluctuations caused by the above mentioned items, and may be useful to investors for comparative purposes. The Company also uses these measures for trend analysis and for peer comparisons.

OVERVIEW

This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document.

During the first quarter of 2004, Integra executed several key initiatives and incurred a net $32 after-tax charge to restructure its balance sheet. Management believed the restructuring would enhance future earnings, improve the Company's liquidity, and contribute to the Company reaching its interest rate risk management objectives including reducing the adverse impact of higher interest rates on earnings and market value of equity.

Some of the benefits of the balance sheet restructuring were realized in the second quarter. These included a 262 basis point reduction in long-term debt costs and a 75 basis point reduction in the yield of interest-bearing liabilities compared to the previous quarter. The restructuring was the principal factor in the 72 basis point improvement in the net interest margin.

The Company continued its efforts to develop new products, make additional investments in training and technology, optimize its retail delivery network, and emphasize new customer sales and service initiatives, including the I CARE program. The Company emphasizes growing valuable core deposits (defined as money market, demand deposit, and savings accounts), building on recent investments in a high-quality commercial real estate niche, and concentrating investments in new markets and products that have superior growth and/or income demographic profiles.

During the quarter, Integra entered into an arrangement with Elan Financial Service to offer Integra's customers a wider variety of credit card products by partnering with Elan. During the second quarter of 2004, Integra sold its $6.1 credit card portfolio to Elan Financial Services. Management anticipates that the transaction will be approximately income neutral to positive in future quarters with the reduction in spread income, and fees more than offset by fee sharing arrangements with Elan, as well as reduced loan loss provision and processing expenses. The loss of spread income, however, will cause the net interest margin to be approximately 2 basis points lower than it would have been otherwise.

Integra endeavors to be the primary provider of financial services for its customers. Its deposit gathering activities focus on relationship oriented products like money market demand deposits and savings accounts. Integra refers to these deposits as valuable core deposits. Valuable core average deposit balances grew $8 in the second quarter, or 3.2% annualized, of which non-interest bearing deposits made up $6 of the increase. Non-interest bearing deposits grew at a 10.7% annualized rate in the second quarter of 2004. Total average deposits, however, declined $19 over the same period due, in part, to lower public deposits and CD balances.

Total loan average balances grew $3 above the first quarter of 2004. The consumer loan sector was responsible for the increase with average balances growing $7, or 7.5%, annualized. Consumer loan average balances were reduced by approximately $4 due to the credit card portfolio sale.

Mortgage and commercial loan average balances were $1 and $3 lower, respectively, from the previous quarter. Though commercial loan average balances were little changed from the previous quarter, Integra's metro commercial real estate portfolio had outstandings of $70 at the end of the second quarter, an increase of $34 from the end of the first quarter. These loans represent a higher average credit quality relative to Integra's pre-initiative commercial real estate portfolio.

Total loan average balances for the second quarter of 2004 declined $9, or 0.6% compared with the same quarter a year ago. The decline was isolated to commercial lending as average commercial loan balances fell $59, or 6.4%. Integra's other lending areas, consumer and mortgage, expanded over the same horizon with average balances growing by $35 and $15, or 10.2% and 3.7%, respectively.

FINANCIAL OVERVIEW

Net income for the quarter ended June 30, 2004 was $6.7 compared to $4.3 for the same period of 2003. Earnings per share, on a diluted basis, were $0.38 for the second quarter of 2004 compared to $0.25 for the second quarter of 2003.

Annualized returns on average assets and equity for the three months ended June 30, 2004 were 0.99% and 13.38%, respectively, compared with 0.59% and 7.25% in the same period of 2003.

Net loss for the six months ended June 30, 2004 was $20.6 compared to net income of $8.2 for the same period of 2003. The income (loss) per share, on a diluted basis, was $(1.19) for the first half of 2004 compared to $0.48 in 2003.

Net interest income was $21.6 during the three months ended June 30, 2004 compared to $17.5 for the three months ended June 30, 2003.

Net interest income on a tax-equivalent basis totaled $22.4 for the second quarter, a 19.1% increase over the $18.8 reported for the same period a year ago. Net interest income improved 14.3%, or $2.8 from the previous quarter. Net interest income on a tax equivalent basis per calendar day was $246 thousand in the second quarter of 2004, compared with $215 thousand in the first quarter of 2004.

Second quarter non-interest income totaled $7.5 compared with $8.9 for the second quarter of 2003 and $12.0 for the first quarter of 2004. Included in the totals, however, were securities gains (losses) of approximately $(0.7), $1.0, and $5.2, respectively. Also included in non-interest income are gains and losses from unique asset sales. Specifically, this includes a $1.2 gain on the sale of the credit card portfolio in the second quarter of 2004, and a net $0.9 gain in the second quarter of 2003 from a branch and building sale.

Non-interest income excluding securities gains and the unique asset sales mentioned above, or adjusted non-interest income, was $7.1 in the second quarter of 2004 compared with $7.0 in the same quarter a year ago, and $6.8 for the first quarter of 2004. The growth in adjusted non-interest income since last quarter was primarily due to a $0.6, or 12.0%, improvement in service fee revenue. Mortgage-related fee revenue was essentially flat from the previous quarter, but was $0.7 lower than the second quarter of 2003.

Non-interest expense decreased $0.4 to $20.6 from the second quarter of 2003. Second quarter non-interest expenses included approximately $0.4 in OREO and $0.3 in employee severance charges. This compares with $21.0 in the year-ago quarter and $77.6 in the first quarter of 2004. The second quarter of 2003 had approximately $1.4 in expenses related to redeeming trust preferred securities and the first quarter of 2004 had approximately $57.0 in prepayment charges related to early debt extinguishment as part of last quarter's overall balance sheet restructuring.

Personnel-related expenses, including the severance charge mentioned above, totaled $10.8 in the second quarter of 2004, a 4.2% reduction from last quarter's $11.2. OREO expenses were $0.4 higher than the previous quarter. Management believes that the gain from the credit card portfolio sale, the securities sale loss and severance expense are non-core events and not indicative of the Company's long-term trends.

Provision for loan losses was $0.2 for the three months ended June 30, 2004 compared to $1.6 for the same period one year ago.

The ratio of net charge-offs to average loans moved lower in the second quarter of 2004 compared to both the same quarter a year ago and the first quarter of 2004. Net charge-offs were 8 basis points of average loans in the second quarter of 2004 compared with 30 basis points in the second quarter of 2003 and 14 basis points in the first quarter of 2004.

Non-performing assets totaled $24.5 at June 30, 2004, representing a $0.1 decrease from a year ago, but a $0.4 increase from March 31, 2004. The increase over last quarter is primarily attributable to a $0.6 uptick in non-performing loans partially offset by a $0.4 reduction in OREO.

The non-performing loans to total loans ratio was 1.25%, 1.22% and 1.22% at June 30, 2004, March 31, 2004 and June 30, 2003, respectively.

The allowance for loan losses to total loans was 1.50% at June 30, 2004, 1.54% at March 31, 2004 and 1.48% at June 30, 2003.

On a year-to-date basis, net interest income was $40.2 for the six-month period ending June 30, 2004, an increase of $5.2, or 14.9%, compared to $35.0 for the first six months of 2003. The net interest margin was 3.28% during the first half of 2004 compared to 2.80% during the first half of 2003. Provision for loan losses was $0.8 for the six months ended June 30, 2004 compared to $2.8 for the same period one year ago. Non-interest income increased $3.1, or 19.0%, to $19.5 compared to the first six months of 2003. Non-interest expenses increased $56.8 to $98.1 for the same period.

Annualized returns on average assets and equity for the first half of 2004 were (1.47)% and (19.15)%, respectively, compared with 0.57% and 7.02%, respectively in the same period of 2003.

Total assets at June 30, 2004 decreased $290.2 to $2,703.4 from $2,993.6 at June 30, 2003.


RECONCILIATION TABLE - NET OPERATING INCOME
(In millions, except per share data)

                                                                  Three Months Ended                  Six Months Ended
                                                           -------------------------------     -----------------------------
                                                           June 30,     June 30,   Percent     June 30,    June 30,  Percent
                                                             2004         2003     Change        2004        2003    Change
                                                           --------     --------   -------     --------    --------  -------
Net income (loss)                                           $  6.7       $  4.3                 $(20.6)     $  8.2
  Less:
    Gain on sale of credit cards, net of tax                   0.9           --                    1.1          --
    Gain on sale of Owingsville branch, net of tax              --          1.2                     --         1.2
    Loss on fixed asset disposition, net of tax                 --          0.2                     --         0.2
    Securities gains (losses), net of tax                     (0.5)         1.1                    2.7         1.5
    Severance pay, net of tax                                  0.2           --                    0.4          --
    Trust preferred redemption expense, net of tax              --          1.6                     --         1.6
    Debt extinguishment expense, net of tax                     --           --                   35.1          --
                                                            ------       ------     ----        ------      ------    ----
Net operating income                                        $  6.5       $  3.8       71%       $ 11.1      $  7.3      52%
                                                            ======       ======     ====        ======      ======    ====


Diluted net income (loss) per share                         $ 0.38       $ 0.25                 $(1.19)     $ 0.48
  Less:
    Gain on sale of credit cards, net of tax                  0.05           --                   0.06          --
    Gain on sale of Owingsville branch, net of tax              --         0.07                     --        0.07
    Loss on fixed asset disposition, net of tax                 --         0.01                     --        0.01
    Securities gains (losses), net of tax                    (0.03)        0.06                   0.15        0.09
    Severance pay, net of tax                                 0.01           --                   0.02          --
    Trust preferred redemption expense, net of tax              --         0.09                     --        0.09
    Debt extinguishment expense, net of tax                     --           --                   2.02          --
                                                            ------       ------     ----        ------      ------    ----
Diluted net operating income per share                      $ 0.37       $ 0.22       68%       $ 0.64      $ 0.42      52%
                                                            ======       ======     ====        ======      ======    ====

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

NET INTEREST INCOME

Net interest income, on a fully tax equivalent basis, was $22.4 for the three months ended June 30, 2004 compared with $18.8 for the same period in 2003; and $41.9 and $37.6 for the six months ended June 30, 2004 and 2003, respectively. The net interest margin for the three months ended June 30, 2004 was 3.66% compared to 2.77% for the same three months of 2003. The net interest margin for the six months ended June 30, 2004 was 3.28% compared to 2.80% for the same period one-year ago. The majority of the increase in the margin is attributable to the balance sheet restructuring which was accomplished in the first quarter of 2004. In late March of 2004, the Company prepaid $467 in long-term Federal Home Loan Bank ("FHLB") advances with a yield of 6.16% and reduced its investment portfolio by $262. Integra also added $330 of new fixed rate borrowings with an average rate of 2.28%. Late in the second quarter of 2003, the Company paid off $34.5 of trust preferred debt with a fixed rate of 8.25% and issued a new trust preferred of $34.5 with a floating rate of LIBOR plus 3.10%. As a result, the cost of total interest-bearing liabilities dropped 118 basis points to 1.81% for the second quarter of 2004 compared to 2.99% for the second quarter of 2003. The cost of total interest-bearing liabilities for the first six months of 2004 decreased 87 basis points to 2.20% compared to 3.07% for the same period of 2003.

Average earning assets were $2,434.6 for the second quarter of 2004 compared to $2,684.1 for the second quarter of 2003, a decrease of $249.5. This was largely a result of a decrease of $239.0 in investments mainly due to the balance sheet restructuring. Yields on earning assets decreased from 5.54% to 5.32% for the same period. Average earning assets decreased $110.2 from $2,653.2 for the first six months of 2003 to $2,543.0 for the first six months of 2004. Loan increases were offset by the decrease in investments as a result of the balance sheet restructuring. The yield on earning assets for the first six months of 2004 was 5.30% compared to 5.64% for the same period of 2003. The yield decrease for both the second quarter and year-to-date was the result of the decrease in loan rates and investment volume.

Average loan balances were $1,664.4 during the second quarter of 2004 compared to $1,673.8 during the second quarter of 2003 for a decrease of $9.4, or 0.6%. In late April 2004, the Company sold its credit card portfolio for approximately $6.1 and generated a net gain of $0.9 after tax. Commercial loans decreased $59.3 to $866.0, consumer loans increased $35.1 to $378.6, and mortgage loans increased $14.9 to $419.8 during the second quarter of 2004 compared to the same quarter of 2003. Total interest income on loans decreased $2.1 during the second quarter of 2004 compared to 2003 as the result of a decline in loan volume and yields. The yield on loans was 5.64% for the second quarter of 2004 compared to 6.11% for the same period of 2003. This was a result of customers refinancing higher yielding loans at lower rates, loan yields tied to floating rate indices falling, and maturing loans repricing at lower rates. Average loans were $1,662.7 during the first six months of 2004 compared to $1,648.3 during the first six months of 2003, an increase of $14.4, or 0.9%. Consumer loans and mortgage loans, on an average basis, experienced growth of $38.8 and $18.0, respectively, for the six months of 2004 compared to the same period of 2003, while commercial loans, on an average basis, decreased $42.5 for the same periods. The yield on loans was 5.65% for the first six months of 2004 compared to 6.21% for the same period of 2003.

Average investment securities were $759.4 during the second quarter of 2004 compared to $998.3 during the second quarter of 2003. The yield on securities increased to 4.67% during the second quarter of 2004 from 4.60% during the same period in 2003. The Company sold $262 in investments as part of the balance sheet restructuring in late March of 2004 for a gain of $5.2. In late June 2004 the Company sold $25.0 of U.S. government agency securities for a loss of $0.7. In the second quarter of 2003 mortgage-backed securities were sold which generated a gain of $1.0. The proceeds from the securities sold in second quarter 2003 were reinvested in structured mortgage-backed securities with more predictable cashflows and yields. Average investment securities decreased $120.3, or 12.1%, to $871.2 during the first half of 2004 compared to $991.5 during the first half of 2003. The yield on securities declined to 4.68% during the first half of 2004 from 4.71% during the first half of 2003.

Other earning assets decreased $1.2 during the second quarter of 2004 compared to the same period of 2003. The decline in other earning assets resulted primarily from a decrease of $2.1 in loans held for sale offset by a $0.9 increase in short-term investments. Other earning assets decreased $4.2 during the first half of 2004 compared to the same period of 2003, primarily from an increase of $0.9 offset by a decrease of $5.1 in short term investments and loans held for sale, respectively.

Average interest-bearing liabilities were $2,244.2 and $2,486.6 for the three months ended June 30, 2004 and 2003, respectively, a decrease of $242.4; while the cost of these funds decreased from 2.99% to 1.81% for the same period. Average interest-bearing liabilities were $2,330.9 and $2,455.2 for the six months ended June 30, 2004 and 2003, respectively.

Average interest-bearing deposits increased $1.7 from $1,601.6 to $1,603.3 while average non-interest-bearing demand deposits increased $30.7, or 14.4%, from $212.7 to $243.4 for the second quarter of 2004 compared to the same period in 2003. The increase in interest-bearing transaction deposits of $37.6 was partially offset by a decrease of $35.9 in certificates of deposits ("CDs") and other time deposits for the second quarter of 2004 compared to the same period of 2003. The declining rate environment and change in deposit product mix resulted in the cost of deposits decreasing from 1.99% to 1.53% for the second quarter of 2004 compared to the second quarter of 2003. Average interest-bearing deposits were $1,616.1 during the first six months of 2004 compared to $1,598.6 during the first six months of 2003. Money market accounts increased $41.8 as savings and interest checking remained relatively unchanged and CDs and other time deposits decreased $24.2. Non-interest-bearing deposits increased $29.9, or 14.2%. The cost of deposits decreased to 1.54% during the first half of 2004 from 2.06% during the first half of 2003.

Average short-term borrowings decreased $44.2 from $223.7 to $179.5 for the second quarter of 2004 compared to the same period in 2003. The cost of short-term borrowings declined 18 basis points during this period, to 1.11% for the second quarter of 2004. For the first six months of 2004, average short-term borrowings decreased $24.7 from $196.5 for the first six months of 2003 to $171.8. As part of the balance sheet restructuring the Company paid off some of its long-term FHLB borrowings and refinanced into short-term borrowings. For the first six-month period of 2004 and 2003, the cost of short-term borrowings was 1.08% and 1.30%, respectively. The decline in short-term borrowing yields was the result of repricing federal funds purchased and short-term repurchase agreements to lower market rates in 2004.

Average long-term borrowings decreased $199.8 from $661.2 to $461.4 for the second quarter of 2004 compared to the same period in 2003. The cost of long-term borrowings decreased 296 basis points from 5.97% during the second quarter of 2003 to 3.01% for the same period of 2004. For the first six months period of 2004 average long-term borrowings decreased $117.1 from $660.1 in 2003 to $543.0 and long-term borrowing costs were 6.03% and 4.52% for the same time periods. In April 2003 the Company issued $10 of subordinated debt with a floating rate of 4.49% for the second quarter of 2003. In late June 2003 the Company called $34.5 of trust preferred securities at par which had a fixed rate of 8.25%. During the second quarter of 2003, the Company issued $34.5 of new, floating rate trust preferred securities which had an initial yield of 4.16%. In late March 2004 the Company restructured its balance sheet by prepaying $467 in long-term FHLB advances with an average yield of 6.16% and arranged new financing of $330 with maturities of 1 to 4 years with an average yield of 2.28%.

Average Balance Sheet and Analysis of Net Interest Income

                                                                       Three Months Ended June 30,
(In thousands)                                            2004                                             2003
                                   ---------------------------------------------   ----------------------------------------------
                                   Average Balances  Interest & Fees  Yield/Cost   Average Balances   Interest & Fees  Yield/Cost
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
EARNING ASSETS

Short-term investments             $          7,356  $            19        1.05%  $          6,453   $            19        1.19%
Loans held for sale                           3,434               53        6.12%             5,493                87        6.36%
Securities                                  759,355            8,857        4.67%           998,344            11,477        4.60%
Loans                                     1,664,421           23,592        5.64%         1,673,775            25,716        6.11%
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
  Total earning assets                    2,434,566  $        32,521        5.32%         2,684,065   $        37,299        5.54%
                                                     ===============                                  ===============

Fair value adjustment on
  securities available for sale               3,270                                          22,087
Allowance for loan loss                     (25,545)                                        (24,583)
Other non-earning assets                    292,789                                         271,506
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
Total Assets                       $      2,705,080                                $      2,953,075
                                   ================  ===============  ==========   ================   ===============  ==========

INTEREST-BEARING LIABILITIES

Savings and interest-bearing
  demand                           $        547,059  $           576        0.42%  $        540,265   $           963        0.71%
Money market accounts                       225,631              820        1.46%           194,864               960        1.98%
Certificates of deposit and
  other time                                830,598            4,737        2.29%           866,519             6,038        2.79%
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
  Total interest-bearing deposits         1,603,288            6,133        1.53%         1,601,648             7,961        1.99%

Short-term borrowings                       179,494              504        1.11%           223,727               718        1.29%
Long-term borrowings                        461,376            3,521        3.01%           661,179             9,841        5.97%
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
  Total interest-bearing
    liabilities                           2,244,158  $        10,158        1.81%         2,486,554   $        18,520        2.99%
                                                     ===============                                  ===============

Non-interest-bearing deposits               243,383                                         212,678
Other non-interest-bearing
  liabilities                                17,455                                          15,259
Shareholders' equity                        200,084                                         238,584
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
Total Liabilities and
  Shareholders' Equity             $      2,705,080                                $      2,953,075
                                   ================  ===============  ==========   ================   ===============  ==========

Interest income/earning assets                       $        32,521        5.32%                     $        37,299        5.54%
Interest expense/earning assets                               10,158        1.66%                              18,520        2.77%
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
  Net interest income/earning
    assets                                           $        22,363        3.66%                     $        18,779        2.77%
                                   ================  ===============  ==========   ================   ===============  ==========

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $733 and $1,150 for 2004 and 2003, respectively.

Federal tax equivalent adjustments on loans are $60 and $138 for 2004 and 2003, respectively.

Average Balance Sheet and Analysis of Net Interest Income

                                                                    Six Months Ended June 30,
(In thousands)                                            2004                                             2003
                                   ---------------------------------------------   ----------------------------------------------
                                   Average Balances  Interest & Fees  Yield/Cost   Average Balances   Interest & Fees  Yield/Cost
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
EARNING ASSETS

Short-term investments             $          6,399  $            31        0.97%  $          5,516   $            33        1.23%
Loans held for sale                           2,739               87        6.33%             7,824               238        6.10%
Securities                                  871,176           20,382        4.68%           991,516            23,361        4.71%
Loans                                     1,662,723           47,153        5.65%         1,648,328            51,286        6.21%
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
  Total earning assets                   2,543,037   $        67,653        5.30%         2,653,184   $        74,918        5.64%
                                                     ===============                                  ==============
Fair value adjustment on
  securities available for sale               9,198                                          19,055
Allowance for loan loss                     (25,561)                                        (24,595)
Other non-earning assets                    281,775                                         270,405
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
Total Assets                       $      2,808,449                                $      2,918,049
                                   ================  ===============  ==========   ================   ===============  ==========


INTEREST-BEARING LIABILITIES

Savings and interest-bearing
  demand                           $        545,812  $         1,158        0.43%  $        545,944   $         2,082        0.77%
Money market accounts                       225,979            1,637        1.45%           184,137             1,790        1.96%
Certificates of deposit and
  other time                                844,326            9,590        2.28%           868,541            12,496        2.90%
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
  Total interest-bearing deposits         1,616,117           12,385        1.54%         1,598,622            16,368        2.06%

Short-term borrowings                       171,800              960        1.08%           196,505             1,268        1.30%
Long-term borrowings                        543,001           12,387        4.52%           660,060            19,723        6.03%
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
  Total interest-bearing
     liabilities                          2,330,918  $        25,732        2.20%         2,455,187   $        37,359        3.07%
                                                     ===============                                  ===============

Non-interest-bearing deposits               240,215                                         210,332
Other non-interest bearing
  liabilities                                21,223                                          15,795
Shareholders' equity                        216,093                                         236,735
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
Total Liabilities and
  Shareholders' Equity             $      2,808,449                                $      2,918,049
                                   ================  ===============  ==========   ================   ===============  ==========

Interest income/earning assets                       $        67,653        5.30%                     $        74,918        5.64%
Interest expense/earning assets                               25,732        2.02%                              37,359        2.84%
                                   ----------------  ---------------  ----------   ----------------   ---------------  ----------
  Net interest income/earning
     assets                                          $        41,921        3.28%                     $        37,559        2.80%
                                   ================  ===============  ==========   ================   ===============  ==========

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $1,600 and $2,307 for 2004 and 2003, respectively.

Federal tax equivalent adjustments on loans are $134 and $271 for 2004 and 2003, respectively.


NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2004, was $7.5 compared to $8.9 from the same period in 2003. Adjusted non-interest income for the same periods increased $0.1 and was $7.1 and $7.0, respectively. Adjusted non-interest income excludes gains or losses on securities transactions and the impact of certain non-recurring items, which in management's view, are not expected or anticipated to occur in future periods. In the second quarter of 2004, the Company sold approximately $6.1 in credit card loans for a gain of $1.2 and sold $25.0 of U.S. government agencies for a loss of $0.7. In 2003 the Company had a loss on the disposition of fixed assets of $0.1, and sold a branch in Owingsville and $70.0 of mortgage-backed securities for a gain of $1.1 and $1.0, respectively.

Non-interest income for the six months ended June 30, 2004 was $19.5 compared to $16.4 from the same period in 2003. Adjusted non-interest income was $13.9 and $14.2 for the first six months ended June 30, 2004 and 2003, respectively. In addition to the above-mentioned items that occurred in the second quarter of 2004, the Company restructured its balance sheet recognizing $5.2 of securities gains in the first quarter of 2004.

RECONCILIATION TABLE - NON-INTEREST INCOME TO ADJUSTED NON-INTEREST INCOME


                                                   Three Months Ended                      Six Months Ended
Non-Interest Income                                      June 30,           Increase           June 30,            Increase
(In thousands)                                      2004        2003       (Decrease)       2004       2003       (Decrease)
                                                  --------    --------    ------------    --------   --------    ------------
Service charges on deposit accounts               $  3,199    $  2,894    $        305    $  5,987   $  5,683    $        304
Other service charges and fees                       1,915       1,706             209       3,681      3,410             271
Mortgage banking                                       244         251              (7)        472        837            (365)
Trust income                                           525         504              21       1,021      1,010              11
Securities gains (losses)                             (703)        957          (1,660)      4,497      1,282           3,215
Gain on sale of mortgage loans                         166         623            (457)        307      1,171            (864)
Gain on sale of other assets                         1,184         951             233       1,354      1,082             272
CSV life insurance income                              386         493            (107)        792        981            (189)
Other                                                  600         508              92       1,422        961             461
                                                  --------    --------    ------------    --------   --------    ------------
     Total non-interest income                    $  7,516    $  8,887    $     (1,371)   $ 19,533   $ 16,417    $      3,116
                                                  ========    ========    ============    ========   ========    ============
        Less gain on sale of credit cards            1,158          --           1,158       1,158         --           1,158
        Less gain on sale of Owingsville branch         --       1,056          (1,056)         --      1,056          (1,056)
        Less loss on fixed asset disposition            --        (148)            148          --       (148)            148
        Less securities gains (losses)                (703)        957          (1,660)      4,497      1,282           3,215
                                                  --------    --------    ------------    --------   --------    ------------
     Total adjusted non-interest income           $  7,061    $  7,022    $         39    $ 13,878   $ 14,227    $       (349)
                                                  ========    ========    ============    ========   ========    ============

Service charges on deposit accounts were $0.3 greater, or 10.5% and 5.3% during the second quarter and first six months of 2004, respectively, than the same periods one year ago. Other service charges and fees increased $0.2, or 12.3%, for the second quarter of 2004 compared to the same period of 2003 and $0.3, or 7.9%, for the first six months of the same time periods. This was primarily the result of increased service charge fees in 2004.

Securities gains were $1.7 lower in the second quarter of 2004 compared to the second quarter of 2003. In late June of 2004 the Company sold $25.0 in U.S. government agencies generating a loss of $0.7. In late March of 2004 as a result of the balance sheet restructuring, the Company sold securities for a gain of $5.2. In 2003 the Company sold $70.0 of mortgage-backed securities for a gain of $1.0. These securities were reinvested in structured mortgage-backed securities with more predictable cashflows and yields.

Gain on sale of mortgage loans was $0.5 lower for the second quarter of 2004 compared to the same period in 2003 and $0.9 below the first six months of the same years. The Company experienced one of its most active refinancing markets in 2003 due to the low interest rate environment. Generally higher interest rates late in 2003 and 2004 reduced the demand for refinancing. The Company sells the majority of its fixed rate residential mortgage loans servicing retained. As a result of the decrease in refinancing demand, mortgage servicing income has also decreased. The second quarter decrease was also impacted by an impairment charge of $0.2 recorded in the second quarter of 2003.

Gain on sale of other assets increased $0.2 for the three months ended June 30, 2004 compared to the same period of 2003. In late April 2004, the Company sold its credit card portfolio of approximately $6.1. The Company experienced a gain of $1.2 from the sale. In late May 2003, the Company sold the Owingsville branch for a gain of $1.1. Also in the second quarter of 2003, the Company recorded a loss of $0.1 for a writedown of certain fixed assets.


NON-INTEREST EXPENSE

Non-interest expense decreased $0.4 in the second quarter of 2004 compared to the same period in 2003. On a year-to-date basis, non-interest expense increased $56.8 in the first six months of 2004 compared to the first six months of 2003. Adjusted non-interest expense is non-interest expense less $57.0 of debt prepayment fees experienced in March of 2004 as a result of the balance sheet restructuring and $1.4 of trust preferred redemption expenses related to calling $34.5 of trust preferred debt in late June 2003. The Company does not expect that these items will occur in the foreseeable future and believes the items should be excluded for analysis purposes. Adjusted non-interest expense increased $0.7, or 3.6%, for the second quarter of 2004 compared to the same period last year. For the six months ending June 30, 2004, the increase was $0.7, or 1.8%, compared to the same period of 2003.

Salaries increased $0.7 for the three months ended June 30, 2004 and $1.1 for six months ended June 30, 2004 compared to the same periods of 2003. These increases include $0.3 of severance for the second quarter of 2004 and $0.6 for the six months ended June 30,

2004 compared to the same periods of 2003. Other benefits decreased $0.3 for the second quarter of 2004 and $0.6 for the six months ended June 30, 2004 compared to the same periods a year ago.

Low Income Housing Project ("LIHP") operating losses decreased approximately $0.2 to $0.6 for the second quarter of 2004 compared to $0.7 for the same period of 2003. For the six months ended June 30 2004, LIHP was $1.1 compared to $1.4 for the same period in 2003. As a component of LIHP, the Company receives a tax credit, which lowers the Company's tax liability.

Other non-interest expense for 2003 includes a charge of $1.4 related to the redemption of $34.5 of fixed rate trust preferred securities. In the second quarter of 2003, one of the Company's subsidiaries issued $34.5 of floating rate trust preferred securities. The Company used the proceeds to redeem $34.5 of fixed rate trust preferred securities.

RECONCILIATION TABLE - NON-INTEREST EXPENSE TO ADJUSTED NON-INTEREST EXPENSE




                                                      Three Months Ended                     Six Months Ended
Non-Interest Expense                                       June 30,          Increase             June 30,           Increase
(In thousands)                                       2004         2003      (Decrease)       2004         2003      (Decrease)
                                                  ----------   ----------   ----------    ----------   ----------   ----------
Salaries                                          $    8,118   $    7,395   $      723    $   16,159   $   15,016   $    1,143
Commissions and incentives                             1,016          852          164         2,375        1,957          418
Other benefits                                         1,645        1,907         (262)        3,492        4,062         (570)
Occupancy                                              1,579        1,533           46         3,169        3,083           86
Equipment                                              1,020        1,078          (58)        2,097        2,186          (89)
Professional fees                                      1,133        1,131            2         2,331        2,267           64
Communication and transportation                         841        1,023         (182)        1,736        2,065         (329)
Processing                                             1,239        1,238            1         2,525        2,447           78
Marketing                                                512          444           68           959          788          171
Debt prepayment fees                                      --           --           --        56,998           --       56,998
Low income housing project losses                        551          712         (161)        1,103        1,434         (331)
Other                                                  2,916        3,665         (749)        5,191        6,044         (853)
                                                  ----------   ----------   ----------    ----------   ----------   ----------
     Total non-interest expense                   $   20,570   $   20,978   $     (408)   $   98,135   $   41,349   $   56,786
                                                  ==========   ==========   ==========    ==========   ==========   ==========

        Less severance pay                               310           21          289           579           98          481
        Less trust preferred redemption expense           --        1,400       (1,400)           --        1,400       (1,400)
        Less debt prepayment fees                         --           --           --        56,998           --       56,998
                                                  ----------   ----------   ----------    ----------   ----------   ----------
     Total adjusted non-interest expense          $   20,260   $   19,557   $      703    $   40,558   $   39,851   $      707
                                                  ==========   ==========   ==========    ==========   ==========   ==========



INCOME TAX EXPENSE

Income tax expense (benefit) was $1.7 and $(18.6) for the three months and six months ended June 30, 2004, respectively, compared with a $(0.5) and $(1.0) benefit for the same period in 2003. The effective tax rates were 20.4% and (13.5)% for the quarter ended June 30, 2004 and 2003, respectively.

FINANCIAL POSITION

Total assets at June 30, 2004 were $2,703.4 a decrease of $254.9 compared to $2,958.3 at December 31, 2003.

SECURITIES

Total available for sale investment securities were $737.2 at June 30, 2004 and $1,007.0 at December 31, 2003. The Company currently has no investment securities classified as held to maturity. The investment securities market value on June 30, 2004 was $8.4 below the amortized cost. During the first quarter, the portfolio was reduced by the sale of $262 of securities during the balance sheet restructuring. The average portfolio yield was 4.67% in the second quarter of 2004 compared to 4.69% in the first quarter of 2004 and 4.60% in the second quarter of 2003. Management regularly reviews the composition of the securities portfolio, taking into account market risks, interest rate environment, bank liquidity needs, and the company's overall interest rate risk profile.

LOANS

Total loans at June 30, 2004, were $1,665.3 compared to $1,699.7 at December 31, 2003. On April 30, 2004, the Company sold its credit card portfolio of approximately $6.1 in loans. Commercial mortgages decreased $19.9, or 8.3%, since December 31, 2003 while commercial, industrial and agricultural loans decreased by $18.6, or 3.2%, for the first six months of 2004. Consumer loans increased $2.6, or 1.4%. The decrease in commercial loans was slightly offset by an increase in construction and development loans, which increased $2.9, or 5.5%. One to four family loans, which includes residential mortgages and home equity loans, increased $4.6, or 0.8%.

LOAN PORTFOLIO
                                              June 30,      December 31,
(In thousands)                                 2004            2003
                                           -------------   -------------
Commercial, industrial and
     agricultural loans                    $     567,599   $     586,159
Economic development loans and
     other obligations of state and
     political subdivisions                       15,667          20,951
Lease financing                                    5,917           6,796
Commercial mortgages                             218,395         238,261
Construction and development                      56,040          53,108
Residential mortgages                            475,063         477,895
Home equity                                      139,546         132,101
Consumer loans                                   187,064         184,426
                                           -------------   -------------
        Total loans                            1,665,291       1,699,697
Less:  unearned income                                 7               9
                                           -------------   -------------
        Loans, net of unearned income      $   1,665,284   $   1,699,688
                                           =============   =============


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

The allowance for loan losses was $25.0 at June 30, 2004, representing 1.50% of total loans compared with $24.9 at June 30, 2003 which represented 1.48% of total loans. Management expects that the allowance to total loans will continue to decline as the economy and the Company's level of non-performing assets improves. Annualized net charge-offs to average loans was 0.08% during the second quarter of 2004 compared to 0.30% for the same period of 2003. On a year-to-date basis, annualized net charge-offs to average loans was 0.11% during the first six months of 2004 compared to 0.32% for the same period of 2003. The provision for the first six months of 2004 was $0.8, which was a decrease of $2.0 compared to the same period of 2003. The allowance for loan losses to non-performing loans was 120.5% at June 30, 2004 compared to 138.9% at December 31, 2003 and 121.4% at June 30, 2003.


SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                        Three Months Ended                Six Months Ended
                                             June 30,                        June 30,
                                     2004             2003             2004             2003
                                 ------------     ------------     ------------     ------------
Beginning Balance                $     25,494     $     24,521     $     25,403     $     24,632
Loans charged off                      (1,247)          (1,962)          (2,452)          (3,938)
Recoveries                                904              703            1,550            1,333
Provision for loan losses                 155            1,600              805            2,835
Decrease due to sale of loans            (299)              --             (299)              --
                                 ------------     ------------     ------------     ------------
Ending Balance                   $     25,007     $     24,862     $     25,007     $     24,862
                                 ============     ============     ============     ============

Percent of total loans                   1.50%            1.48%            1.50%            1.48%
                                 ============     ============     ============     ============

Annualized % of average loans:
  Net charge-offs                        0.08%            0.30%            0.11%            0.32%
  Provision for loan losses              0.04%            0.38%            0.10%            0.35%

As of June 30, 2004, total non-performing assets increased $2.2 from December 31, 2003, primarily attributable to one agricultural credit relationship. Non-performing loans, consisting of nonaccrual and 90 days or more past due loans, were 1.25% and 1.08% of total loans at June 30, 2004 and December 31, 2003, respectively. A municipal obligation included in securities available for sale with an approximate amortized cost of $3.0 is in default. Management currently expects to realize a full recovery after completion of the refinancing of the bond anticipation note.

Listed below is a comparison of non-performing assets.

                                                                  June 30,       December 31,
(In thousands)                                                      2004            2003
                                                               -------------    -------------
Nonaccrual loans                                               $      20,018    $      15,725
90 days or more past due loans                                           738            2,566
                                                               -------------    -------------
  Total non-performing loans                                          20,756           18,291
Other real estate owned                                                  823            1,341
Investment securities                                                  2,946            2,692
                                                               -------------    -------------
     Total non-performing assets                               $      24,525    $      22,324
                                                               =============    =============

Ratios:
Non-performing Loans to Loans                                           1.25%            1.08%
Non-performing Assets to Loans and Other Real Estate Owned              1.47%            1.31%
Allowance for Loan Losses to Non-performing Loans                     120.48%          138.88%


OTHER ASSETS

Total other assets increased $27.2 from $92.1 as of December 31, 2003 to $119.3 as of June 30, 2004. The Company has a $25.8 tax receivable as of June 30, 2004 and a tax liability of $1.5 at December 31, 2003. This change was primarily a result of the balance sheet restructuring in the first quarter of 2004.

DEPOSITS

Total deposits were $1,824.3 at June 30, 2004, compared to $1,812.6 at December 31, 2003. Total valuable core deposits increased $68.6 to $1,036.2 at June 30, 2004 from $967.6 at December 31, 2003. During the current low rate environment, customer preferences have shifted to shorter term, liquid deposit products and to deposit alternatives, including annuities. Time deposits greater than $0.1 have decreased $44.4, or 14.5%, since December 31, 2003 while other time deposits decreased $12.6, or 2.3%, for this same period.

                                          June 30,     December 31,
(In thousands)                             2004           2003
                                      -------------   -------------
Non-interest-bearing demand           $     246,438   $     219,983
Interest-bearing demand                     431,021         405,765
Money market                                216,917         210,289
Savings                                     141,782         131,565
                                      -------------   -------------
  Valuable core deposits              $   1,036,158   $     967,602
Time deposits of $100 or more               261,500         305,863
Other time deposits                         526,599         539,165
                                      -------------   -------------
  Total deposits                      $   1,824,257   $   1,812,630
                                      =============   =============


SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements totaled $162.8 at June 30, 2004 compared to $246.4 at December 31, 2003. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Company's commercial customers as part of a cash management service. Additional short-term borrowings include short-term advances from FHLB, Treasury Tax & Loan, and advances against outstanding bank lines. At June 30, 2004, the Company had a $15.0 line of credit available.

LONG-TERM BORROWINGS

Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings are $224.5 of FHLB advances used to fund investments and loans and to satisfy other funding needs. The Company must pledge mortgage-backed securities and mortgage loans as collateral to secure these advances.

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

During the second quarter of 2003, the Company issued $35.6 of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Statutory Trust III. The issue matures on June 26, 2033. Issuance costs of $1.0 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective June 25, 2008. The funds were used to redeem $34.5 of trust preferred securities which had a fixed rate of 8.25%.

On July 16, 2001, the Company issued Floating Rate Capital Securities of $18.6 as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II. The issue matures on July 25, 2031. Issuance costs of $0.6 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective July 16, 2011.

CAPITAL EXPENDITURES

The Company is currently building a new banking center in Evansville and has plans to build in the Northern Kentucky or Cincinnati area. Capital expenditures for the new banking center were $0.8 in the second quarter of 2004. The Evansville banking center will open in late July 2004. The Company currently anticipates additional capital expenditures between $0.5 and $1.5 for subsequent banking center building expenses for the rest of 2004.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations since the first quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

The Company and the Bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply to the Bank. It is management's intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for the Company and the Bank are shown below.

                                                         Regulatory Guidelines                 Actual
                                                      ---------------------------     -------------------------
                                                        Minimum          Well-        June 30,     December 31,
                                                      Requirements    Capitalized       2004           2003
                                                      ------------    -----------     --------     ------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)                  8.00%                          12.40%         13.13%
Tier 1 Capital (to Risk-Weighted Assets)                 4.00%                          10.16%         11.37%
Tier 1 Capital (to Average Assets)                       4.00%                           7.28%          7.64%

Integra Bank NA:
Total Capital (to Risk-Weighted Assets)                  8.00%          10.00%          11.72%         12.74%
Tier 1 Capital (to Risk-Weighted Assets)                 4.00%           6.00%          10.47%         11.49%
Tier 1 Capital (to Average Assets)                       4.00%           5.00%           7.54%          7.70%


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

For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Company's asset/liability management program. When these sources are not adequate, the Company may use Federal Funds purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with FHLB Indianapolis, as alternative sources of liquidity. Additionally, the Company's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At June 30, 2004 and December 31, 2003, respectively, federal funds sold and other short-term investments were $22.4 and $8.7. Additionally, at June 30, 2004, the Company had $430 available from unused Federal Funds lines and in excess of $262 in unencumbered securities available for repurchase agreements. The Bank also has a "borrower in custody" line with the Federal Reserve Bank totaling over $421 as part of its liquidity contingency.

For the Company, liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. The Company has an unsecured line of credit available which permits it to borrow up to $15.0. At June 30, 2004, the Company had $15.0 available for future use. Management believes that the Company has adequate liquidity to meet its foreseeable needs.

Liquidity for the Company is required to support operational expenses of the Company, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to common shareholders and other general corporate purposes. During the first quarter of 2004, the Company announced a change in its dividend philosophy and moved to a long-term dividend payout ratio of 35% to 50% of net earnings. Management believes that funds to fulfill these obligations for 2004 will be available from currently available cash and marketable securities, dividends from the Bank, accessing the Company's line of credit, or other sources that management expects to be available during the year.

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

EARNINGS AT RISK (EAR). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At June 30, 2004, the Company would experience a negative 4.41% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 0.68% change in net interest income. The reduction in EAR in the down 200 bp scenario can be attributed to a favorable impact from the quarter over quarter increase in interest rates. Both simulation results are within the policy limits established by the Board ALCO.

Trends in Earnings at Risk

                                 Estimated Change in EAR from the Flat Interest Rate Scenario
                                 ------------------------------------------------------------
                                 -200 basis points                    +200 basis points
June 30, 2004                               (4.41)%                              (0.68)%
March 31, 2004                              (6.18)%                              (0.74)%
December 31, 2003                           (5.20)%                              (4.26)%


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

At June 30, 2004, the Company would experience a positive 1.65% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 8.04% change in EVE. The change in EVE risk in the down 200 bp scenario was the result of a favorable impact from the quarter over quarter increase in interest rates. Both of these measures are within Board approved policy limits.


Trends in Economic Value of Equity

                                  Estimated Change in EVE from the Flat Interest Rate Scenario
                                  ------------------------------------------------------------
                                  -200 basis points                    +200 basis points
June 30, 2004                                  1.65%                               (8.04)%
March 31, 2004                                (1.17)%                              (7.21)%
December 31, 2003                              0.04%                              (12.77)%



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

ITEM 4:  CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2004, the Company held its annual meeting of shareholders. There were 17,327,430 shares of common stock outstanding on the February 20, 2004 record date that were entitled to vote at the meeting.

The following directors received votes as noted and were elected to terms to expire in 2007:

                                                      Abstain &
                                                        Broker
                       Affirmative     Negative       Non-Votes
                       -----------     ---------      ---------
Dr. H. Ray Hoops       10,353,215        633,583      1,825,543
Ronald G. Reherman      9,594,594      1,363,462      1,854,285
Robert W. Swan         10,320,232        636,956      1,855,153
Robert D. Vance        10,845,628        220,031      1,746,682

Continuing directors and the date of the expiration of their term in office are as follows:

      2005                        2006
      ----                        ----
George D. Martin            Sandra Clark Berry
William E. Vieth            Thomas W. Miller
Daniel T. Wolfe             Richard M. Stivers
                            Michael T. Vea

The shareholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 2004. The following represents the results of the vote:

Affirmative     Negative    Abstain
-----------     --------    -------
12,424,064      153,319     243,958

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as exhibits to this report:

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32       Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K.

On April 6, 2004, under Item 12, the Company furnished a press release and an investor slide presentation to the Securities and Exchange Commission announcing the balance sheet restructuring and the amendment to the dividend philosophy.

On April 20, 2004, under Item 12, the Company furnished a press release to the Securities and Exchange Commission containing earnings information for the quarter ending March 31, 2004.

On April 21, 2004, under Item 12, the Company furnished a slide presentation to the Securities and Exchange Commission that was used at the Annual Meeting of Shareholders held on April 21, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTEGRA BANK CORPORATION

                                            By   /s/ Michael T. Vea
                                                 -------------------------------
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President
                                                 August 6, 2004

                                                 /s/ Charles A. Caswell
                                                 -------------------------------
                                                 Chief Financial Officer and
                                                 Executive Vice President
                                                 August 6, 2004