Form 10-Q
period 2004-09-30
INTEGRA BANK CORP
filed 2004-11-08
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.

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
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                       OUTSTANDING AT NOVEMBER 1, 2004
  (Common stock, $1.00 Stated Value)                  17,374,671

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                        PAGE NO.
Item 1. Unaudited Financial Statements

        Consolidated balance sheets-
        September 30, 2004 and December 31, 2003                                            3

        Consolidated statements of income-
        Three months and nine months ended September 30, 2004 and 2003                      4

        Consolidated statements of comprehensive income- Three months and nine
        months ended September 30, 2004 and 2003                                            6

        Consolidated statement of changes in shareholders' equity-
        Nine months ended September 30, 2004                                                7

        Consolidated statements of cash flow-
        Nine months ended September 30, 2004 and 2003                                       8

        Notes to unaudited consolidated financial statements                               10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        29

Item 4.  Controls and Procedures                                                           30

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       31

Item 3.  Defaults Upon Senior Securities                                                   31

Item 4.  Submissions of Matters to a Vote of Security Holders                              31

Item 5.  Other Information                                                                 31

Item 6.  Exhibits                                                                          31

Signatures                                                                                 32

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                                                September 30,   December 31,
                                                                    2004           2003
                                                                    ----           ----
ASSETS
Cash and due from banks                                         $    57,577    $    66,285
Federal funds sold and other short-term investments                      76          8,658
                                                                -----------    -----------
   Total cash and cash equivalents                                   57,653         74,943
Loans held for sale (at lower of cost or fair value)                  2,108            242
Securities available for sale                                       823,498      1,006,986
Loans, net of unearned income                                     1,610,985      1,699,688
Less: Allowance for loan losses                                     (24,577)       (25,403)
                                                                -----------    -----------
   Net loans                                                      1,586,408      1,674,285
Premises and equipment                                               53,338         54,563
Goodwill                                                             44,839         44,839
Other intangible assets                                               9,097         10,309
Other assets                                                        107,414         92,127
                                                                -----------    -----------
TOTAL ASSETS                                                    $ 2,684,355    $ 2,958,294
                                                                ===========    ===========

LIABILITIES
Deposits:
   Non-interest-bearing demand                                  $   240,887    $   219,983
   Interest-bearing:
     Savings, interest checking and money market accounts           781,636        747,619
     Time deposits of $100 or more                                  305,733        305,863
     Other interest-bearing                                         519,525        539,165
                                                                -----------    -----------
   Total deposits                                                 1,847,781      1,812,630
Short-term borrowings                                               152,325        253,978
Long-term borrowings                                                458,410        638,698
Other liabilities                                                    18,983         19,996
                                                                -----------    -----------
   TOTAL LIABILITIES                                              2,477,499      2,725,302
                                                                -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
   None outstanding
Common stock - $1.00 stated value:
   Shares authorized: 29,000,000
   Shares outstanding: 17,374,671 and 17,310,782 respectively        17,375         17,311
Additional paid-in capital                                          126,971        125,789
Retained earnings                                                    60,182         83,510
Unvested restricted stock                                              (649)          (292)
Accumulated other comprehensive income                                2,977          6,674
                                                                -----------    -----------
   TOTAL SHAREHOLDERS' EQUITY                                       206,856        232,992
                                                                -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 2,684,355    $ 2,958,294
                                                                ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                             -------------           -------------
                                                           2004       2003         2004         2003
                                                           ----       ----         ----         ----
INTEREST INCOME
Interest and fees on loans:
   Taxable                                                $23,736    $25,103    $  70,506     $  75,615
   Tax-exempt                                                 100        197          349           700
Interest and dividends on securities:
   Taxable                                                  7,462      7,794       23,093        24,207
   Tax-exempt                                               1,522      2,230        4,672         6,871
Interest on loans held for sale                                44        170          131           408
Interest on federal funds sold and other short-term
 investments                                                   17         12           48            45
                                                          -------    -------    ---------     ---------
   Total interest income                                   32,881     35,506       98,799       107,846
INTEREST EXPENSE
Interest on deposits                                        6,396      7,026       18,781        23,394
Interest on short-term borrowings                             644        699        1,604         1,967
Interest on long-term borrowings                            3,712      9,368       16,099        29,091
                                                          -------    -------    ---------     ---------
   Total interest expense                                  10,752     17,093       36,484        54,452
NET INTEREST INCOME                                        22,129     18,413       62,315        53,394
Provision for loan losses                                     150      1,110          955         3,945
                                                          -------    -------    ---------     ---------
   Net interest income after provision for loan losses     21,979     17,303       61,360        49,449
                                                          -------    -------    ---------     ---------
NON-INTEREST INCOME
Service charges on deposit accounts                         3,272      2,937        9,259         8,620
Other service charges and fees                              1,895      1,647        5,576         5,056
Mortgage banking                                              178        521          650         1,359
Trust income                                                  506        509        1,527         1,519
Securities gains                                                5      1,233        4,502         2,515
Gain on mortgage loans sold                                   164        664          471         1,835
Gain on sale of other assets                                   50         89        1,410         1,171
CSV life insurance income                                     377        412        1,169         1,393
Other                                                         652        570        2,068         1,531
                                                          -------    -------    ---------     ---------
   Total non-interest income                                7,099      8,582       26,632        24,999
NON-INTEREST EXPENSE
Salaries                                                    7,923      7,519       24,082        22,535
Commissions and incentives                                    981      1,037        3,356         2,994
Other benefits                                              1,634      1,737        5,126         5,799
Occupancy                                                   1,713      1,567        4,882         4,650
Equipment                                                   1,008      1,087        3,105         3,273
Professional fees                                           1,113      1,121        3,444         3,388
Communication and transportation                              845        982        2,581         3,047
Processing                                                  1,051        896        2,639         2,586
Marketing                                                     511        519        1,498         1,307
Debt prepayment fees                                            -      1,243       56,998         1,243
Low income housing project losses                             552        642        1,655         2,076
Amortization of intangible assets                             403        404        1,213         1,214
Other                                                       2,555      2,336        7,845         8,327
                                                          -------    -------    ---------     ---------
   Total non-interest expense                              20,289     21,090      118,424        62,439
                                                          -------    -------    ---------     ---------
Income (loss) before income taxes                           8,789      4,795      (30,432)       12,009
Income tax expense (benefit)                                1,905        141      (16,733)         (887)
                                                          -------    -------    ---------     ---------
NET INCOME (LOSS)                                         $ 6,884    $ 4,654    $ (13,699)    $  12,896
                                                          =======    =======    =========     =========

Unaudited Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)

                                            Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                              -------------                  -------------
                                           2004           2003           2004           2003
                                           ----           ----           ----           ----
Earnings (loss) per share:
   Basic                                $      0.40    $      0.27    $     (0.79)    $      0.75
   Diluted                                     0.40           0.27          (0.79)           0.75

Weighted average shares outstanding:
   Basic                                     17,328         17,286         17,312          17,285
   Diluted                                   17,378         17,303         17,312          17,289

Dividends per share                     $      0.16    $     0.235    $     0.555     $     0.705

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                          Three Months Ended        Nine Months Ended
                                                                             September 30,            September 30,
                                                                             -------------            -------------
                                                                           2004        2003         2004        2003
                                                                           ----        ----         ----        ----
Net income (loss)                                                        $  6,884     $ 4,654     $(13,699)    $ 12,896

Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized gain (loss) arising in period                                7,999      (7,992)      (1,247)        (669)
    Reclassification of realized amounts                                       (3)       (733)      (2,678)      (1,496)
                                                                         --------     -------     --------     --------
    Net unrealized gain (loss) on securities                                7,996      (8,725)      (3,925)      (2,165)
                                                                         --------     -------     --------     --------

  Unrealized gain on derivative hedging instruments arising in period          42         102          228          454
                                                                         --------     -------     --------     --------

Net unrealized gain (loss), recognized in other comprehensive income        8,038      (8,623)      (3,697)      (1,711)
                                                                         --------     -------     --------     --------

Comprehensive income (loss)                                              $ 14,922     $(3,969)    $(17,396)    $ 11,185
                                                                         ========     =======     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except for per share data)

                                                                                                          Accumulated
                                                                    Additional                 Unvested       Other
                                             Common     Common       Paid-in      Retained    Restricted  Comprehensive
                                             Shares     Stock        Capital      Earnings       Stock    Income (Loss)    Total
                                             ------     -----        -------      --------       -----    -------------    -----
Balance at December 31, 2003               17,310,782  $ 17,311     $  125,789    $  83,510     $ (292)      $ 6,674    $  232,992
                                           ----------  --------     ----------    ---------     ------       -------    ----------
Net loss                                            -         -              -      (13,699)         -             -       (13,699)
Cash dividend declared ($0.555 per share)           -         -              -       (9,629)         -             -        (9,629)
Change in unrealized gain (loss) on:                                                                                             -
  Securities                                        -         -              -            -          -        (3,925)       (3,925)
  Interest rate swaps                               -         -              -            -          -           228           228
Exercise of stock options                      37,565        38            669            -         14             -           721
Grant of restricted stock                      26,324        26            513            -       (539)            -             -
Unearned compensation amortization                  -         -              -            -        168             -           168
                                           ----------  --------     ----------    ---------     ------       -------    ----------
Balance at September 30, 2004              17,374,671  $ 17,375     $  126,971    $  60,182     $ (649)      $ 2,977    $  206,856
                                           ----------  --------     ----------    ---------     ------       -------    ----------

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                2004          2003
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $ (13,699)    $  12,896
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Federal Home Loan Bank stock dividends                             (74)          (69)
 Amortization and depreciation                                    6,961         9,909
 Amortization of unvested restricted stock                          169           120
 Provision for loan losses                                          955         3,945
 Net securities gains                                            (4,502)       (2,515)
 (Gain) loss on sale of premises and equipment                     (103)           23
 Gain on sale of other real estate owned                            (81)          (77)
 Gain on sale of loans                                           (1,158)            -
 Loss on low-income housing investments                           1,655         2,075
 Decrease in deferred taxes                                         (77)            -
 Net gain on sale of loans held for sale                           (471)       (1,835)
 Proceeds from sale of loans held for sale                       62,431       171,155
 Origination of loans held for sale                             (63,826)     (161,811)
 (Increase) decrease in other assets                            (15,260)        1,279
 Increase (decrease) in other liabilities                           414       (76,059)
                                                              ---------     ---------
 Net cash flows used in operating activities                    (26,666)      (40,964)
                                                              ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale       159,753       217,194
Proceeds from sales of securities available for sale            361,876       251,211
Purchase of securities available for sale                      (341,785)     (522,540)
(Increase) decrease in loans made to customers                   80,403       (98,635)
Proceeds from sale of loans                                       7,043             -
Purchase of premises and equipment                               (4,068)       (3,277)
Proceeds from sale of premises and equipment                      2,267           865
Proceeds from sale of other real estate owned                       874         1,046
                                                              ---------     ---------
 Net cash flows provided by (used in) investing activities      266,363      (154,136)
                                                              ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                         35,151        25,208
Net increase (decrease) in short-term borrowed funds           (146,709)      194,158
Proceeds from long-term borrowings                              334,003        10,000
Repayment of long-term borrowings                              (469,235)      (27,824)
Proceeds from trust preferred securities                              -        35,568
Repayment of trust preferred securities                               -       (34,500)
Dividends paid                                                  (10,918)      (12,193)
Proceeds from exercise of stock options                             721             -
                                                              ---------     ---------
Net cash flows provided by (used in) financing activities      (256,987)      190,417
                                                              ---------     ---------
Net decrease in cash and cash equivalents                       (17,290)       (4,683)
                                                              ---------     ---------
Cash and cash equivalents at beginning of period                 74,943        70,533
                                                              ---------     ---------
Cash and cash equivalents at end of period                    $  57,653     $  65,850
                                                              =========     =========

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                    2004        2003
                                                                                    ----        ----
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain) loss on securities available for sale    $ 6,601     $(3,640)
Change in deferred taxes attributable to securities available for sale              (2,676)     (1,475)
Other real estate acquired in settlement of loans                                      728         272

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Company" or "Integra"). At September 30, 2004, the Company's subsidiaries consisted of Integra Bank N.A. (the "Bank"), a reinsurance company and two statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

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

Certain prior year amounts in the accompanying consolidated financial statements and notes thereon have been reclassified to conform to current period presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

RECENT ACCOUNTING PRONOUNCEMENTS:

In the second quarter of 2004, the Emerging Issues Task Force ("EITF") released EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The Issue provided guidance for evaluating whether an investment is other-than - temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, Integra held certain investments having continuous unrealized loss positions for more than 12 months. It is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because Integra has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, Integra has not recognized any other-than-temporary impairment in connection with these investments.

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued its Exposure Draft, "Share-Based Payment" (the "Exposure Draft"), which is a proposed amendment to Statement of Financial Accounting Standard No. 123, the "Accounting for Stock Based Compensation" ("SFAS 123"). The Exposure Draft would require all share-based payments to employees, including stock options, to be expensed in the income statement based on their fair values. Currently, the Company applies Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations to its stock-based compensation plans which results in no compensation expense being recognized for stock option grants with exercise prices equal to the market value of the underlying common stock on the date of grant. However, the fair value recognition provisions of the Exposure Draft differ in some regards from the fair value recognition provisions of SFAS 123. The FASB is expected to issue a final standard in late 2004 that would be effective for fiscal periods beginning after June 15, 2005.

Stock options are currently accounted for following APB Opinion No. 25, and related interpretations. Had compensation costs been determined based on market values of awards on the grant date (the method described in SFAS 123) reported net income and earnings per common share would have been reduced to the pro forma amounts shown below.

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,              September 30,
(In thousands, except per share data)                             2004          2003          2004           2003
-------------------------------------                             ----          ----          ----           ----
Net income (loss):
 As reported                                                   $    6,884    $    4,654    $  (13,699)    $   12,896
  Add: Stock-based compensation expense
   included in reported net income (loss), net of tax                  50            57           123            129
  Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of tax                                                          52           630         1,523          1,342
                                                               ----------    ----------    ----------     ----------
 Proforma                                                      $    6,882    $    4,081    $  (15,099)    $   11,683
                                                               ==========    ==========    ==========     ==========

Earnings (loss) per share:
 Basic
   As reported                                                 $     0.40    $     0.27    $    (0.79)    $     0.75
   Proforma                                                          0.40          0.24         (0.87)          0.68
 Diluted
   As reported                                                 $     0.40    $     0.27    $    (0.79)    $     0.75
   Proforma                                                          0.40          0.24         (0.87)          0.68

NOTE 2. EARNINGS PER SHARE

The calculation of earnings per share is summarized as follows:

                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                  -------------         -------------
(In thousands, except per share data)           2004       2003        2004        2003
-------------------------------------          -------    -------    --------     -------
Net income (loss)                              $ 6,884    $ 4,654    $(13,699)    $12,896
                                               =======    =======    ========     =======

 Weighted average shares outstanding - Basic    17,328     17,286      17,312      17,285
 Stock-based compensation adjustment                50         17           -           4
                                               -------    -------    --------     -------
 Average shares outstanding - Diluted           17,378     17,303      17,312      17,289
                                               =======    =======    ========     =======

Earnings per share-Basic                       $  0.40    $  0.27    $  (0.79)    $  0.75
 Effect of stock-based compensation                  -          -           -           -
                                               -------    -------    --------     -------
Earnings per share-Diluted                     $  0.40    $  0.27    $  (0.79)    $  0.75
                                               =======    =======    ========     =======

On September 30, 2004, there were vested options outstanding to purchase 610 shares of the Company's common stock. The exercise price of the vested options to purchase 370 shares exceeded the stock's closing price as of September 30, 2004. On September 2003, there were vested options outstanding to purchase up to 555 shares of the Company's common stock. The exercise price of all the vested options except for 38 shares exceeded the stock's closing price as of September 30, 2003.

NOTE 3. SECURITIES

All investment securities are held as available for sale. Amortized cost and market value of securities classified as available for sale as of September 30, 2004 and December 31, 2003 are as follows:

                                                    Gross     Gross
                                      Amortized  Unrealized  Unrealized   Fair
September 30, 2004 (In thousands)        Cost       Gains     Losses     Value
---------------------------------        ----       -----     ------     -----
U.S. Government agencies               $    998    $     6    $    3    $  1,001
Mortgage-backed securities              250,870      1,961       660     252,171
Collateralized Mortgage Obligations     392,807        205     4,736     388,276
States & political subdivisions          89,464      4,973         1      94,436
Federal Home Loan Bank
 and Federal Reserve stock               32,949          -         -      32,949
Other securities                         51,407      3,274        16      54,665
                                       --------    -------    ------    --------
 Total                                 $818,495    $10,419    $5,416    $823,498
                                       ========    =======    ======    ========

                                                    Gross     Gross
                                      Amortized  Unrealized Unrealized    Fair
December 31, 2003 (In thousands)         Cost       Gains     Losses      Value
--------------------------------         ----       -----     ------      -----
U.S. Government agencies               $ 40,773    $   206    $    2    $   40,977
Mortgage-backed securities              282,377      3,934       314       285,997
Collateralized Mortgage Obligations     465,682      1,354     2,474       464,562
States & political subdivisions         111,147      6,242       311       117,078
Federal Home Loan Bank
 and Federal Reserve stock               32,875          -         -        32,875
Other securities                         62,527      3,395       425        65,497
                                       --------    -------    ------    ----------
 Total                                 $995,381    $15,131    $3,526    $1,006,986
                                       ========    =======    ======    ==========

The amortized cost and market value of the securities as of September 30, 2004, by contractual maturity, except for mortgage passthrough securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in certain securities where actual cashflows deviate from originally contracted cashflows.

Maturity of securities available for sale:

                                      Less than 1 Year        1 - 5 Years           5 - 10 Years           Over 10 Years
                                         Maturity              Maturity               Maturity               Maturity
                                         --------              --------               --------               --------
(In thousands)                        Amount   Yield       Amount     Yield       Amount      Yield       Amount     Yield
--------------                        ------   -----       ------     -----       ------      -----       ------     -----
U. S. Government agencies             $    -      -     $       649   3.90%    $       349    4.14%    $         -      -
Mortgage-backed securities                 -      -         131,701   4.47%        117,306    4.51%          1,863   3.89%
Collateralized Mortgage
  Obligations                              -      -         131,192   4.11%        261,615    4.10%              -      -
States & political subdivisions        3,991   7.74%         14,199   7.48%         34,286    7.79%         36,988   7.89%
Federal Home Loan Bank
 and Federal Reserve stock                 -      -               -      -               -       -          32,949   4.71%
Other securities                           -      -               -      -               -       -          51,407   7.80%
                                      ------   ----     -----------   ----     -----------    ----     -----------   ----
Amortized Cost                        $3,991   7.74%    $   277,741   4.45%    $   413,556    4.52%    $   123,207   6.94%
                                      ======   ====     ===========   ====     ===========    ====     ===========   ====
Fair Value                            $4,033            $   278,352            $   412,459             $   128,654
                                      ======   ====     ===========   ====     ===========    ====     ===========   ====

                                                Total
                                                -----
(In thousands)                           Amount       Yield
--------------                           ------       -----
U. S. Government agencies             $       998     3.98%
Mortgage-backed securities                250,870     4.48%
Collateralized Mortgage
  Obligations                             392,807     4.10%
States & political subdivisions            89,464     7.78%
Federal Home Loan Bank
 and Federal Reserve stock                 32,949     4.71%
Other securities                           51,407     7.80%
                                      -----------     ----
Amortized Cost                        $   818,495     4.88%
                                      ===========     ====
Fair Value                            $   823,498
                                      ===========     ====

Note: The yield is calculated on a 35 percent federal-tax-equivalent basis.

At September 30, 2004 and December 31, 2003, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $424,240 and $605,971, respectively. Securities, at September 30, 2004, with unrealized losses not recognized in income are as follows:

                                       Less Than 12 Months       12 Months or More               Total
                                      ----------------------   ----------------------    ----------------------
                                                  Unrealized               Unrealized                Unrealized
(In thousands)                        Fair Value    Losses     Fair Value    Losses      Fair Value    Losses
--------------                        ----------  ----------   ----------  ----------    ----------  -----------
U.S. Government agencies               $    297     $    3       $     -     $    -       $    297     $    3
Mortgage-backed securities              105,600        660             -          -        105,600        660
Collateralized Mortgage Obligations     253,694      2,970        88,228      1,766        341,922      4,736
State & political subdivisions              609          1             -          -            609          1
Other securities                          6,227         16             -          -          6,227         16
                                       --------     ------       -------     ------       --------     ------
Total                                  $366,427     $3,650       $88,228     $1,766       $454,655     $5,416
                                       ========     ======       =======     ======       ========     ======

NOTE 4. INTANGIBLE ASSETS

Intangible assets at September 30, 2004 were:

                                                      Gross                               Net
                                                    Carrying         Accumulated        Carrying
(In thousands)                                       Amount          Amortization        Amount
--------------                                       ------          ------------        ------
Goodwill (Non-amortizing)                           $   44,839      $           -      $   44,839
Core deposits (Amortizing)                              17,080             (7,983)          9,097
                                                    ----------      -------------      ----------
Total intangible assets                             $   61,919      $      (7,983)     $   53,936
                                                    ==========      =============      ==========

All of the intangible assets relate to the banking operating segment.

NOTE 5. INCOME TAXES

The components of income tax expense (benefit) for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
(In thousands)                                          2004       2003          2004        2003
--------------                                          ----       ----          ----        ----
Federal income tax computed at the statutory rates    $ 3,076     $ 1,678     $(10,651)    $ 4,203
Adjusted for effects of:
  Tax exempt interest                                    (497)       (654)      (1,493)     (2,057)
  Nondeductible expenses                                   65          85          263         261
  Low income housing credit                              (651)       (752)      (1,953)     (2,391)
  Cash surrender value of life insurance policies        (132)       (144)        (409)       (488)
  Dividend received deduction                             (54)       (146)        (199)       (436)
  State taxes, net of federal tax benefit                 160           3       (1,492)        (77)
  Other differences                                       (62)         71         (799)         98
                                                      -------     -------     --------     -------
    Total income taxes (benefit)                      $ 1,905     $   141     $(16,733)    $  (887)
                                                      =======     =======     ========     =======

NOTE 6. SHORT-TERM BORROWINGS

Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, FHLB advances with maturities less than one year and other short-term borrowings. The Company currently has an unsecured line of credit for $15,000 with the entire amount available at September 30, 2004.

                                                September 30,   December 31,
(In thousands)                                      2004           2003
--------------                                      ----           ----
Federal funds purchased                           $      -       $ 51,000
Securities sold under agreements to repurchase     107,250        195,372
Federal Home Loan Bank advances                     45,075          3,606
Other short-term borrowings                              -          4,000
                                                  --------       --------
  Total short-term borrowings                     $152,325       $253,978
                                                  ========       ========

NOTE 7. LONG-TERM BORROWINGS

Long-term borrowings include $222,502 of FHLB advances and $160,000 of term repurchase agreements. The Bank pledges collateral, including securities and mortgage loans, to secure these borrowings.

                                                                               September 30,   December 31,
(In thousands)                                                                      2004          2003
--------------                                                                      ----          ----
FHLB Advances
 Convertible advances                                                             $      -      $412,000
 Fixed maturity advances (weighted average rate
  of 2.26% at September 30, 2004)                                                  215,000        55,000
 Amortizing and other advances (weighted average rate
  of 5.97% at September 30, 2004)                                                    7,502        14,202
                                                                                  --------      --------

   Total FHLB Advances                                                             222,502       481,202

Securities sold under repurchase agreements with maturities
  at various dates through 2008 (weighted average rate of 3.85%
  at September 30, 2004)                                                           160,000        85,000

Notes payable, secured by equipment, with an interest rate of 7.26%,
  due at various dates through 2012                                                  7,783         8,371

Subordinated debt, unsecured, with a floating interest rate equal to three-
  month LIBOR plus 3.25%, with a maturity date of April 10, 2013                    10,000        10,000

Subordinated debt, unsecured, with a floating interest rate equal to three-
  month LIBOR plus 2.85%, with a maturity date of April 7, 2014                      4,000             -

Floating Rate Capital Securities, with an interest rate equal to six-month
  LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable
  effective July 16, 2011                                                           18,557        18,557

Floating Rate Capital Securities, with an interest rate equal to three-month
  LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable
  effective June 25, 2008                                                           35,568        35,568
                                                                                  --------      --------
   Total long-term borrowings                                                     $458,410      $638,698
                                                                                  ========      ========

During the first quarter of 2004 the Company prepaid $467,000 in long-term FHLB fixed rate advances with an average yield of 6.16% and a remaining average life of about 4 years. The Company also entered into $294,000 of new long-term advances during the first quarter of 2004 as part of the balance sheet restructuring, with an average life of 2.6 years.

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

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

                                                                 September 30,             December 31,
(In thousands)                                                      2004                      2003
--------------                                                      ----                      ----
Commitments to extend credit                                      $ 373,955                 $281,595

Standby letters of credit                                            10,305                    7,308

NOTE 9. INTEREST RATE CONTRACTS

During the first quarter of 2003, the Company entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its long term repurchase agreements from fixed rate to variable rate. The interest rate swaps require the Company to pay a variable rate based on three-month LIBOR and receive a fixed interest rate ranging from 2.60% to 2.72%. The interest rate swaps, which had a fair value of $35 as of September 30, 2004, expire on or prior to May 22, 2006.

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

NOTE 10. SEGMENT INFORMATION

The Company reports only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; securities safekeeping; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and insurance products and services; and complete personal and corporate trust services. The Other category includes the operating results of the Parent Company and its non-bank subsidiaries, including Integra Reinsurance Company LTD (formed in May 2003), and its property management company, Twenty-One Southeast Third Corporation (merged into the Parent Company in May 2003). The Company evaluates performance based on profit or loss from operations before income taxes. The following tables present selected segment information for Banking and other operating units.

For three months ended September 30, 2004

(In thousands)                  Banking     Other    Eliminations   Total
--------------                  -------     -----    ------------   -----
Interest income                 $32,825    $    58     $    (2)    $32,881
Interest expense                  9,896        858          (2)     10,752
                                -------    -------     -------     -------
Net interest income (loss)       22,929       (800)          -      22,129
Provision for loan losses           150          -           -         150
Other income (1)                  7,006      7,665      (7,572)      7,099
Other expense                    19,949        362         (22)     20,289
                                -------    -------     -------     -------
Earnings before income taxes      9,836      6,503      (7,550)      8,789
                                -------    -------     -------     -------
Income tax expense (benefit)      2,345       (440)          -       1,905
                                -------    -------     -------     -------
Net income                      $ 7,491    $ 6,943     $(7,550)    $ 6,884
                                =======    =======     =======     =======

For nine months ended September 30, 2004

(In thousands)                  Banking         Other      Eliminations       Total
--------------                  -------         -----      ------------       -----
Interest income               $    98,643     $     163     $      (7)    $    98,799
Interest expense                   34,122         2,369            (7)         36,484
                              -----------     ---------     ---------     -----------
Net interest income (loss)         64,521        (2,206)            -          62,315
Provision for loan losses             955             -             -             955
Other income (loss) (1)            26,399       (11,483)       11,716          26,632
Other expense                     117,365         1,128           (69)        118,424
                              -----------     ---------     ---------     -----------
Loss before income taxes          (27,400)      (14,817)       11,785         (30,432)
                              -----------     ---------     ---------     -----------
Income tax benefit                (15,469)       (1,264)            -         (16,733)
                              -----------     ---------     ---------     -----------
Net loss                      $   (11,931)    $ (13,553)    $  11,785     $   (13,699)
                              ===========     =========     =========     ===========

Segment assets                $ 2,658,723     $ 272,123     $(246,491)    $ 2,684,355
                              ===========     =========     =========     ===========

(1) Includes income (loss) on subsidiaries.

For three months ended September 30, 2003

(In thousands)                  Banking     Other    Eliminations   Total
--------------                  -------     -----    ------------   -----
Interest income                 $35,472    $   262     $  (228)    $35,506
Interest expense                 16,383        938        (228)     17,093
                                -------    -------     -------     -------
Net interest income (loss)       19,089       (676)          -      18,413
Provision for loan losses         1,110          -           -       1,110
Other income (1)                  8,567      5,292      (5,277)      8,582
Other expense                    20,866        259         (35)     21,090
                                -------    -------     -------     -------
Earnings before income taxes      5,680      4,357      (5,242)      4,795
                                -------    -------     -------     -------
Income tax expense (benefit)        434       (293)          -         141
                                -------    -------     -------     -------
Net income                      $ 5,246    $ 4,650     $(5,242)    $ 4,654
                                =======    =======     =======     =======

For nine months ended September 30, 2003

(In thousands)                    Banking       Other      Eliminations      Total
--------------                    -------       -----      ------------      -----
Interest income                 $  107,745    $   2,469     $  (2,368)    $   107,846
Interest expense                    51,626        5,194        (2,368)         54,452
                                ----------    ---------     ---------     -----------
Net interest income (loss)          56,119       (2,725)            -          53,394
Provision for loan losses            3,945            -             -           3,945
Other income (1)                    24,971       15,965       (15,937)         24,999
Other expense                       60,305        2,228           (94)         62,439
                                ----------    ---------     ---------     -----------
Earnings before income taxes        16,840       11,012       (15,843)         12,009
                                ----------    ---------     ---------     -----------
Income tax expense (benefit)         1,010       (1,897)            -            (887)
                                ----------    ---------     ---------     -----------
Net income                      $   15,830    $  12,909     $ (15,843)    $    12,896
                                ==========    =========     =========     ===========

Segment assets                  $2,974,002    $ 316,950     $(307,551)    $ 2,983,401
                                ==========    =========     =========     ===========

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

This discussion and analysis uses the following non-GAAP financial measures:
"net operating income", which represents net income, less gain on sale of credit card portfolio, gain on sale of branch, loss on fixed assets disposition, and securities gains/losses, net of tax and severance pay, trust preferred redemption expenses and debt extinguishment expense, net of tax; "diluted net operating income per share", which is net operating income divided by the total number of diluted shares; "adjusted non-interest income", which represents non-interest income less gain on sale of credit card portfolio, gain on sale of branch, loss on fixed assets disposition, and securities gains/losses; and "adjusted non-interest expense", which represents non-interest expense, less severance pay, trust preferred redemption expenses and debt extinguishment expenses. All non-GAAP financial measures are reconciled to the most directly comparable GAAP financial measure. The presentation of these non-GAAP financial measures is intended to supplement investors' understanding of the Company's core business activities, unaffected by the fluctuations caused by the above mentioned items, and may be useful to investors for comparative purposes. The Company also uses these measures for trend analysis and for peer comparisons.

OVERVIEW

This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read the entire document.

During the third quarter of 2004, Integra was able to build upon many of the trends that contributed to its performance in the second quarter, as well as focusing new and existing resources to address challenges which we anticipate will create opportunities for improved performance in the future.

To summarize the financial results, net income for the quarter ended September 30, 2004 was $6.9 compared to $4.7 for the same period of 2003. This represented a 48 percent increase in net income from the year-earlier quarter. Earnings per share, on a diluted basis, were $0.40 for the third quarter of 2004 compared to $0.27 in 2003.

A key driver to the improved results was the 86 basis point improvement in the net interest margin, which improved from 2.87 percent to 3.73 percent from the third quarter of 2003 to the third quarter of 2004. This represented the fifth consecutive quarterly improvement in net interest margin. While the balance sheet restructuring which was executed during the first quarter of 2004 had a material impact on the improvement, growth in consumer loans and low cost deposits, continued execution of loan and deposit pricing disciplines, and continued refinements to our market risk management capabilities also contributed to the improvement. Since the margin is determined by a broad number of factors including loan and deposit growth, loan and deposit pricing, balance sheet composition, and the future direction and pace of interest rate changes, management cannot say whether or not this trend will continue into the future. Management will, however, continue to invest in the resources necessary to understand and manage the risks inherent in its balance sheet.

The Company has allocated resources and anticipates allocating additional resources in the future to assist banking center and market management leadership in estimating the return on capital on various loan, investment, deposit and other borrowing activities.

Management believes this has contributed to the margin improvement, helping drive some of the recent trends in balance sheet composition.

Regarding deposit gathering, Integra's focus for the past several quarters has been in building low cost, or valuable core deposits which Integra defines as savings, money market and demand deposit accounts. These balances, on average, grew by $73.6, or 7.7 percent in the third quarter of 2004 from the year-earlier quarter. Management expects that building valuable core deposit balances will continue to be an integral part of its strategy for the foreseeable future.

Additionally, the Company allows for a level of local market autonomy in pricing Certificates of Deposit ("CDs") depending on deposit size, current or potential relationship value, tenor of the deposit , competitive forces and other factors. This, in concert with the pricing analytics mentioned above, client preferences, evolving demographic trends in our markets, and other factors, management believes, has combined to reduce the contribution of non-public CDs to Integra's overall deposit base. Management is addressing clients' evolving savings needs through offering annuities and other investment products through Integra's wealth management division. Based on average balances for the quarter, non-public CDs represented 33.3 percent of total deposits in the third quarter of 2004, compared with 36.1 percent in the year-earlier quarter. Management believes it is likely that this trend will continue.

The past twelve months has been marked by a lending environment that has created mixed opportunities for Integra. Looking at Integra's 3 major lending classifications: commercial, consumer, and mortgage, growth has not been uniform across the groups. Comparing average balances between the third quarters of 2003 and 2004, consumer loan balances grew by $25.9 or 7.1 percent, mortgage loans were essentially flat, growing by $1.0 or 0.2 percent, but commercial loan balances contracted by $82.5 or 9.0 percent. Integra's commercial loan volumes have been hindered by a combination of sluggish macroeconomic trends in Integra's main commercial markets, unscheduled payoffs of existing loans, and a diminished appetite for loans with tax advantaged income characteristics. Management expects the general trends in the consumer and mortgage lending areas to continue, but is devoting significant attention to building new and strengthening existing commercial loan relationships.

One way Integra is expanding its commercial lending capabilities is through its metro commercial real estate initiative. In place for about a year, the portfolio had outstandings of about $70 at the end of the third quarter. Lending opportunities are managed out of three loan production offices located in Louisville, KY, suburban Cincinnati, OH and Cleveland, OH. The team leading this initiative are experienced commercial real estate lenders with a long track record of successful execution and with whom management has previously worked. The loans in this portfolio represent a higher average credit quality relative to Integra's pre-initiative commercial real estate portfolio.

Non-interest income in the third quarter of 2004 was adversely effected by a $0.9 reduction in mortgage-related revenue from the year-earlier quarter due to a general slow down in national mortgage origination volume. The impact was partly offset by a $0.5 increase in service fee revenue over the same time period. Additional detail is included in the section labeled "Financial Overview" below. Management does not expect a material improvement in mortgage-related revenues for the next several quarters and is evaluating alternatives to deliver the product to clients in a more cost effective manner.

The Company's credit trends continue to be positively impacted by credit recoveries that exceed expectations. This has had the benefit of keeping net chargeoffs lower than anticipated over the past several quarters. This, in tandem with lower loan growth than anticipated, contributed to a $1.0 reduction in loan loss provision expense in the third quarter of 2004 compared to the same quarter of 2003. The Company currently expects loan loss provision expense to increase in subsequent quarters as loan growth picks up and credit recoveries return to longer-term historical trends, but offset somewhat by a lower overall level of loan loss provision to total loans should non-performing loan ratios improve in the future.

The Company maintains an investment portfolio as a store of liquidity, a tool to assist in the management of corporate interest rate risk, and a way to provide a stable, predictable source of earnings, amongst other reasons. Management believes the recent Emerging Issues Task Force ("EITF") 03-01 proposal has the potential impact of altering the portfolio's ability to achieve the objectives mentioned above. Management is actively studying the proposal, an outcome of which might involve repositioning part or the entire portfolio at some future point.

The Company continued its efforts to develop new products, make additional investments in training and technology, optimize its retail delivery network, and emphasize new customer sales and service initiatives, including the I CARE program. The Company will continue to evaluate current and potential markets, products, and delivery channels, to concentrate investments in areas that have superior return on capital, growth, and/or income demographic profiles and to disinvest in those areas which have inferior returns or growth prospects.

FINANCIAL OVERVIEW

Net income for the quarter ended September 30, 2004 was $6.9 compared to $4.7 for the same period of 2003. Earnings per share, on a diluted basis, were $0.40 for the third quarter of 2004 compared to $0.27 in 2003.

Net loss for the nine months ended September 30, 2004 was $13.7 compared to net earnings of $12.9 for the same period of 2003. Earnings per share, on a diluted basis, were $(0.79) for the first nine months of 2004 compared to $0.75 in 2003.

Annualized returns on average assets and equity for the three months ended September 30, 2004 were 1.01% and 13.67%, respectively, compared with 0.62% and 7.88% in the same period of 2003.

Net interest income was $22.1 during the three months ended September 30, 2004 compared to $18.4 for the three months ended September 30, 2003, representing an increase of 20.1%. Improved net interest margin was the primary driver for the increase. The net interest margin increased 86 basis points to 3.73% during the third quarter of 2004 from 2.87% during the third quarter of 2003 as a result of improvements in product pricing discipline and balance sheet management. Provision for loan losses was $0.2 for the three months ended September 30, 2004 compared to $1.1 for the same period one year ago. Non-interest income decreased $1.5 to $7.1 compared to the third quarter of 2003, primarily due to lower gains from securities and mortgage loan sales. Non-interest expense for the third quarter decreased $0.8 to $20.3 from the same period in 2003.

On a year-to-date basis, net interest income was $62.3 for the nine-month period ending September 30, 2004, an increase of $8.9, or 16.7%, compared to $53.4 for the first nine months of 2003. The net interest margin was 3.43% during the first nine months of 2004 compared to 2.82% during the first nine months of 2003. Provision for loan losses was $1.0 for the nine months ended September 30, 2004 compared to $3.9 for the same period one year ago. Non-interest income increased $1.6, or 6.5%, to $26.6 compared to the first nine months of 2003. Non-interest expenses increased $56.0 to $118.4 for the same periods. This was primarily due to the $57.0 of debt prepayment fees incurred as a result of the balance sheet restructuring in the first quarter of 2004.

Annualized returns on average assets and equity for the first nine months of 2004 were (0.66)% and (8.68)%, respectively, compared with 0.59% and 7.31%, respectively, in the same period of 2003.

During the third quarter of 2003, the Company sold $17.4 of municipal securities resulting in a gain of $1.2 and prepaid $15.0 in Federal Home Loan Bank ("FHLB") advances incurring a prepayment charge of $1.2.

Total assets at September 30, 2004 declined $299.0 to $2,684.4 from $2,983.4 at September 30, 2003.

                                                                Three Months Ended                     Nine Months Ended
RECONCILIATION TABLE--NET OPERATING INCOME                      ------------------                     -----------------
(In millions, except per share data)                 September 30,  September 30,   Percent    September 30, September 30,   Percent
                                                        2004           2003         Change         2004          2003        Change
                                                        ----           ----         ------         ----          ----        ------
Net income (loss)                                      $  6.9         $ 4.7                      $  (13.7)   $    12.9
 Excluding:
  Gain on sale of credit cards, net of tax                  -             -                           1.1            -
  Gain on sale of branch, net of tax                        -             -                             -          1.2
  Loss on fixed asset disposition, net of tax               -             -                             -          0.2
  Securities gains (losses), net of tax                     -           1.2                           2.7          2.7
  Severance pay, net of tax                                 -             -                           0.4            -
  Trust preferred redemption expense, net of tax            -             -                             -          1.6
  Debt extinguishment expense, net of tax                   -           1.2                          35.1          1.2
                                                       ------         -----           --         --------    ---------         --
Net operating income                                   $  6.9         $ 4.7           47%        $   18.0    $    12.0         50%
                                                       ======         =====           ==         ========    =========         ==

Diluted net income (loss) per share                    $ 0.40         $0.27                      $  (0.79)   $    0.75
 Excluding:
  Gain on sale of credit cards, net of tax                  -             -                          0.06            -
  Gain on sale of branch, net of tax                        -             -                             -         0.07
  Loss on fixed asset disposition, net of tax               -             -                             -         0.01
  Securities gains (losses), net of tax                     -          0.07                          0.15         0.15
  Severance pay, net of tax                                 -             -                          0.02            -
  Trust preferred redemption expense, net of tax            -             -                             -         0.09
  Debt extinguishment expense, net of tax                   -          0.07                          2.02         0.07
                                                       ------         -----           --         --------    ---------         --
Diluted net operating income per share                 $ 0.40         $0.27           48%        $   1.04    $    0.70         49%
                                                       ======         =====           ==         ========    =========         ==

CRITICAL ACCOUNTING POLICIES

During the third quarter of 2004, the Company enhanced the process that it uses in measuring the adequacy of the allowance for loan losses. Refer to the section labeled "Asset Quality" for further discussion.

There have been no other changes to the Company's critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, was $23.0 for the three months ended September 30, 2004 compared with $19.6 for the same period in 2003. Pricing discipline and improved balance sheet management were the drivers of the improvement. On a year-to-date and tax equivalent basis, net interest income was $64.9 for the nine months ended September 30, 2004, or $7.7 higher than the same period in 2003. The net interest margin for the three months ended September 30, 2004 was 3.73% compared to 2.87% for the same period one year ago. The net interest margin for the nine months ended September 30, 2004 was 3.43% compared to 2.82% for the same period one year ago. The increase in both the year-to-date net interest income and margin is largely attributable to the Company's balance sheet restructuring in the first quarter of 2004. In late March of 2004, the Company prepaid $467 in long-term FHLB advances with a yield of 6.16% and reduced its investment portfolio by $262. The Company also added $330 of new fixed rate advances with an average rate of 2.28%. Late in the second quarter of 2003, the Company paid off $34.5 of trust preferred debt with a fixed rate of 8.25% and issued a new trust preferred of $34.5 with a floating rate of LIBOR plus 3.10%. As a result, the cost of total interest-bearing liabilities dropped 81 basis points to 1.89% for the third quarter of 2004 compared to 2.70% for the third quarter of 2003. The cost of total interest-bearing liabilities for the first nine months of 2004 decreased 84 basis points to 2.10% from 2.94% for the same period of 2003.

Average earning assets were $2,449.9 for the third quarter of 2004 compared to $2,710.6 for the third quarter of 2003 a decrease of $260.7. A decrease in commercial loans and reductions in portfolio and short-term investments attributed to this decrease. Yields on earning assets increased from 5.37% to 5.46% for the same period. The yield increase was primarily due to a decrease in loan rate and volume offset by an increase in investment yields. Average earning assets decreased $160.7 from $2,672.5 for the first nine months of 2003 to $2,511.8 for the first nine months of 2004. The yield on earning assets for the first nine months of 2004 was 5.35% compared to 5.55% for the same period of 2003. The yield decrease was the result of the decrease in both loan volume and rates and investment volume.

Average loan balances were $1,634.4 for the third quarter of 2004 compared to $1,690.1 for the third quarter of 2003. In late April 2004, the Company sold its credit card portfolio for approximately $6.1 and generated a net gain of $1.1 after tax. Average commercial loans decreased $82.5 to $830.5, consumer loans increased $25.9 to $390.1, and mortgage loans increased $1.0 to $413.8 for the third quarter of 2004 compared to the same quarter of 2003. Total tax equivalent interest income on loans decreased $1.5 for the third quarter of 2004 compared to 2003 as the result of a decline in loan volume and yields. The yield on loans was 5.77% for the third quarter of 2004 compared to 5.93% for the same period of 2003. Average loans were $1,653.2 for the first nine months of 2004 compared to $1,662.4 for the first nine months of 2003, a decrease of $9.2, or 0.6%. Consumer loans and mortgage loans, on an average basis, experienced growth of $34.5 and $12.3, respectively, for the nine months of 2004 compared to the same period of 2003, while commercial loans, on an average basis, decreased $56.0 for the same periods. The yield on loans was 5.69% for the first nine months of 2004 compared to 6.12% for the same period of 2003.

Average investment securities were $807.9 for the third quarter of 2004 compared to $1,004.6 for the third quarter of 2003. The yield on securities increased to 4.84% for the third quarter of 2004 from 4.43% for the same period in 2003. The Company sold $262 in investments as part of the balance sheet restructuring in late March 2004 for a gain of $5.2. In late June 2004, the Company sold $25.0 of U.S. government agency securities for a loss of $0.7. In the second quarter of 2003, $70 mortgage-backed securities were sold which generated a gain of $1.0. The proceeds from the securities sold in second quarter 2003 were reinvested in structured mortgage-backed securities with more predictable cashflows and yields. Average investment securities decreased $146.0, or 14.7%, to $849.9 for the first nine months of 2004 compared to $995.9 for the first nine months of 2003. The yield on securities increased to 4.73% for the first nine months of 2004 from 4.62% for the first nine months of 2003.

Average other earning assets decreased $8.4 for the third quarter of 2004 compared to the same period of 2003. The decline resulted primarily from a decrease of $8.5 in loans held for sale offset by a $0.1 increase in short-term investments. Average other earning assets decreased $5.6 for the first nine months of 2004 compared to the same period of 2003, primarily from an increase of $0.6 in short term investments offset by a decrease of $6.2 in loans held for sale.

Average interest-bearing liabilities were $2,240.9 and $2,511.1 for the three months ended September 30, 2004 and 2003, respectively, a decrease of $270.2; while the cost of these funds decreased from 2.70% to 1.89% for the same period. Average interest-bearing liabilities were $2,300.7 and $2,474.0 for the nine months ended September 30, 2004 and 2003, respectively.

Average interest-bearing deposits decreased $12.9 from $1,603.7 to $1,590.8 while average non-interest-bearing demand deposits increased $28.0, or 12.7%, from $220.9 to $248.9 for the third quarter of 2004 compared to the same period in 2003. Valuable core deposits, which are demand, non-interest bearing, interest checking, money market and savings deposits, increased $73.6 for the third quarter of 2004 to $1,031.0 compared to the same period of 2003. The increase in average valuable core deposits of $73.6 was partially offset by a decrease of $58.5 in CDs and other time deposits for the third quarter of 2004 compared to the same period of 2003. The change in deposit product mix resulted in the cost of deposits decreasing from 1.74% to 1.60% for the third quarter of 2004 compared to the third quarter of 2003. Average valuable core deposits were $1,018.4 for the first nine months of 2004 compared to $946.1 for the first nine months of 2003. Average money market accounts increased $28.2 as savings and interest checking increased $14.8 and CDs and other time deposits decreased $35.7. Non-interest-bearing deposits increased $29.3, or 13.7%. The cost of deposits decreased to 1.56% for the first nine months of 2004 from 1.95% for the first nine months of 2003.

Average short-term borrowings decreased $64.9 from $255.3 to $190.4 for the third quarter of 2004 compared to the same period in 2003. The cost of short-term borrowings increased 23 basis points during this period, to 1.32% for the third quarter of 2004. For the first nine months of 2004, average short-term borrowings decreased $38.3 to $178.0 compared to the same period in 2003. As part of the balance sheet restructuring, the Company paid off some of its long-term FHLB borrowings and refinanced into short-term borrowings. For the first nine-month period of 2004 and 2003, the cost of short-term borrowings was 1.18% and 1.22%, respectively.

Average long-term borrowings decreased $192.5 from $652.1 to $459.6 for the third quarter of 2004 compared to the same period in 2003. The cost of long-term borrowings decreased 254 basis points from 5.70% for the third quarter of 2003 to 3.16% for the same period of 2004. For the first nine months period of 2004, average long-term borrowings decreased $142.4 from $657.4 in 2003 to $515.0 and long-term borrowing costs were 5.92% and 4.11% for the same time periods. In April 2003, the Company issued $10 of subordinated debt with a floating rate of 4.49% for the second quarter of 2003. In late June 2003 the Company called $34.5 of trust preferred securities at par, which had a fixed rate of 8.25%. During the second quarter of 2003, the Company issued $34.5 of new, floating rate trust preferred securities which had an initial yield of 4.16%. In late March 2004 the Company restructured its balance sheet by prepaying $467 in long-term FHLB advances with an average yield of 6.16% and arranged new financing of $330 with maturities of 1 to 4 years with an average yield of 2.28%.

Average Balance Sheet and Analysis of Net Interest Income

                                                                           Three Months Ended September 30
                                                                 2004                                       2003
                                             ----------------------------------------  ---------------------------------------------
                                                               Interest &                                 Interest &
(In thousands)                               Average Balances    Fees      Yield/Cost  Average Balances     Fees          Yield/Cost
EARNING ASSETS

Short-term investments                         $       5,007   $      17     1.38%     $          4,893   $      12          0.89%
Loans held for sale                                    2,550          44     6.95%               11,095         170          6.12%
Securities                                           807,923       9,768     4.84%            1,004,581      11,129          4.43%
Loans                                              1,634,419      23,890     5.77%            1,690,072      25,406          5.93%
                                               -------------   ---------     ----      ----------------   ---------          ----
 Total earning assets                              2,449,899   $  33,719     5.46%            2,710,641   $  36,717          5.37%
                                                               =========

Fair value adjustment on securities
 available for sale                                   (3,357)                                    14,941
Allowance for loan loss                              (25,095)                                   (25,099)
Other non-earning assets                             284,798                                    280,952
                                               -------------   ---------     ----      ----------------   ---------          ----
Total Assets                                   $   2,706,245                           $      2,981,435
                                               =============   =========     ====      ================   =========          ====

INTEREST-BEARING LIABILITIES

Savings and interest-bearing demand            $     574,388   $     707     0.49%     $        530,074   $     690          0.52%
Money market accounts                                207,703         721     1.38%              206,457         796          1.53%
Certificates of deposit and other time               808,703       4,968     2.44%              867,170       5,540          2.53%
                                               -------------   ---------     ----      ----------------   ---------          ----
 Total interest-bearing deposits                   1,590,794       6,396     1.60%            1,603,701       7,026          1.74%

Short-term borrowings                                190,390         644     1.32%              255,274         699          1.09%
Long-term borrowings                                 459,668       3,712     3.16%              652,149       9,368          5.70%
                                               -------------   ---------     ----      ----------------   ---------          ----
 Total interest-bearing liabilities                2,240,852   $  10,752     1.89%            2,511,124   $  17,093          2.70%
                                                               =========                                  =========

Non-interest-bearing deposits                        248,919                                    220,870
Other non-interest-bearing liabilities                16,103                                     15,023
Shareholders' equity                                 200,371                                    234,418

                                               -------------   ---------     ----      ----------------   ---------          ----
Total Liabilities and Shareholders' Equity     $   2,706,245                           $      2,981,435
                                               =============   =========     ====      ================   =========          ====

Interest income/earning assets                                 $  33,719     5.46%                        $  36,717          5.37%
Interest expense/earning assets                                   10,752     1.73%                           17,093          2.50%
                                               -------------   ---------     ----      ----------------   ---------          ----
 Net interest income/earning assets                            $  22,967     3.73%                        $  19,624          2.87%
                                               =============   =========     ====      ================   =========          ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $784 and $1,105 for 2004 and 2003, respectively.

Federal tax equivalent adjustments on loans are $54 and $106 for 2004 and 2003, respectively.

Average Balance Sheet and Analysis of Net Interest Income

                                                                       Nine Months Ended September 30,
                                                                  2004                                      2003
                                             ----------------------------------------  --------------------------------------------
                                                               Interest &                                 Interest &
(In thousands)                               Average Balances    Fees      Yield/Cost  Average Balances     Fees         Yield/Cost
EARNING ASSETS

Short-term investments                         $       5,931   $      48     1.08%     $          5,306   $      45          1.12%
Loans held for sale                                    2,675         131     6.53%                8,926         408          6.10%
Securities                                           849,939      30,150     4.73%              995,919      34,490          4.62%
Loans                                              1,653,220      71,043     5.69%            1,662,395      76,692          6.12%
                                               -------------   ---------     ----      ----------------   ---------          ----
 Total earning assets                              2,511,765   $ 101,372     5.35%            2,672,546   $ 111,635          5.55%
                                                               =========                                  =========

Fair value adjustment on securities
 available for sale                                    4,982                                     17,669
Allowance for loan loss                              (25,405)                                   (24,765)
Other non-earning assets                             282,791                                    273,960
                                               -------------   ---------     ----      ----------------   ---------          ----
Total Assets                                   $   2,774,133                           $      2,939,410
                                               =============   =========     ====      ================   =========          ====

INTEREST-BEARING LIABILITIES

Savings and interest-bearing demand            $     555,406   $   1,865     0.45%     $        540,596   $   2,772          0.69%
Money market accounts                                219,843       2,358     1.43%              191,659       2,586          1.80%
Certificates of deposit and other time               832,365      14,558     2.33%              868,079      18,036          2.78%
                                               -------------   ---------     ----      ----------------   ---------          ----
 Total interest-bearing deposits                   1,607,614      18,781     1.56%            1,600,334      23,394          1.95%

Short-term borrowings                                178,042       1,604     1.18%              216,310       1,967          1.22%
Long-term borrowings                                 515,021      16,099     4.11%              657,394      29,091          5.92%
                                               -------------   ---------     ----      ----------------   ---------          ----
 Total interest-bearing liabilities                2,300,677   $  36,484     2.10%            2,474,038   $  54,452          2.94%
                                                               =========                                  =========

Non-interest-bearing deposits                        243,138                                    213,883
Other non-interest bearing liabilities                19,504                                     15,535
Shareholders' equity                                 210,814                                    235,954

                                               -------------   ---------     ----      ----------------   ---------          ----
Total Liabilities and Shareholders' Equity$        2,774,133                            $     2,939,410
                                               =============   =========     ====      ================   =========          ====

Interest income/earning assets                                 $ 101,372     5.35%                        $ 111,635          5.55%
Interest expense/earning assets                                   36,484     1.92%                           54,452          2.73%
                                               -------------   ---------     ----      ----------------   ---------          ----
 Net interest income/earning assets                            $  64,888     3.43%                        $  57,183          2.82%
                                               =============   =========     ====      ================   =========          ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate. Federal tax equivalent adjustments on securities are $2,385 and $3,412 for 2004 and 2003, respectively. Federal tax equivalent adjustments on loans are $188 and $377 for 2004 and 2003, respectively.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2004, was $7.1 compared to $8.6 from the same period in 2003. The decrease was primarily attributable to gains on sale of mortgages and securities. In the third quarter of 2003, the Company sold securities that generated a gain of $1.2. In the third quarter of 2003, the mortgage refinancing market was still strong and generated gains of $0.7 compared to $0.2 in the same quarter of 2004. Adjusted non-interest income for the same periods decreased $0.2 and was $7.1 and $7.3, respectively. Adjusted non-interest income excludes gains on securities transactions and the impact of certain non-recurring items which, in management's view, are not expected to recur in the foreseeable future.

Non-interest income for the nine months ended September 30, 2004 was $26.6 compared to $25.0 from the same period in 2003. Adjusted non-interest income was $21.0 and $21.6 for the first nine months ended September 30, 2004 and 2003, respectively. In addition to the above-mentioned items that occurred in the third quarter of 2004, the Company restructured its balance sheet recognizing $5.2 of securities gains in the first quarter of 2004. In the second quarter of 2004, the Company sold approximately $6.1 in credit card loans for a gain of $1.2 and sold $25.0 of U.S. government agencies for a loss of $0.7. In 2003 the Company had a loss on the disposition of fixed assets of $0.1, and sold a branch and securities for a gain of $1.1 and $2.5, respectively.

Reconciliation Table - Non-Interest Income to Adjusted Non-Interest Income

                                          Three Months Ended              Nine Months Ended
Non-Interest Income                         September 30,     Increase       September 30,       Increase
(In thousands)                             2004      2003     (Decrease)    2004       2003     (Decrease)
--------------                             ----      ----     ----------    ----       ----     ----------
Service charges on deposit accounts       $3,272    $2,937    $   335     $ 9,259    $  8,620     $   639
Other service charges and fees             1,895     1,647        248       5,576       5,056         520
Mortgage banking                             178       521       (343)        650       1,359        (709)
Trust income                                 506       509         (3)      1,527       1,519           8
Securities gains                               5     1,233     (1,228)      4,502       2,515       1,987
Gain on sale of mortgage loans               164       664       (500)        471       1,835      (1,364)
Gain on sale of other assets                  50        89        (39)      1,410       1,171         239
CSV life insurance income                    377       412        (35)      1,169       1,393        (224)
Other                                        652       570         82       2,068       1,531         537
                                          ------    ------    -------     -------    --------     -------
 Total non-interest income                $7,099    $8,582    $(1,483)    $26,632    $ 24,999     $ 1,633
                                          ------    ------    -------     -------    --------     -------
  Less gain on sale of credit cards            -         -          -       1,158           -       1,158
  Less gain on sale of branch                  -         -          -           -       1,056      (1,056)
  Less loss on fixed asset disposition         -         -          -           -        (148)        148
  Less securities gains                        5     1,233     (1,228)      4,502       2,515       1,987
                                          ------    ------    -------     -------    --------     -------
 Total adjusted non-interest income       $7,094    $7,349    $  (255)    $20,972    $ 21,576     $  (604)
                                          ======    ======    =======     =======    ========     =======

Service charges on deposit accounts were $0.3 greater, or 11.4%, and $0.6, or 7.4%, during the third quarter and first nine months of 2004, respectively, than the same periods one year ago. Other service charges and fees increased $0.2, or 15.1%, for the third quarter of 2004 compared to the same period of 2003 and $0.5, or 10.3%, for the first nine months of the same time periods. This was primarily the result of increased number of deposit accounts and usage of deposit products in 2004.

Securities gains were $1.2 lower in the third quarter of 2004 compared to the third quarter of 2003. In late June 2004, the Company sold $25.0 in U.S. government agencies generating a loss of $0.7. In late March 2004, as a result of the balance sheet restructuring, the Company sold securities for a gain of $5.2. In 2003 the Company sold $70.0 of mortgage-backed securities for a gain of $1.0. These securities were reinvested in structured mortgage-backed securities with more predictable cashflows and yields.

Gain on sale of mortgage loans was $0.5 lower for the third quarter of 2004 compared to the same period in 2003 and $1.4 below the first nine months of the same years. In 2003, the Company experienced one of its most active refinancing markets due to the low interest rate environment. Generally higher interest rates late in 2003 and 2004 reduced the demand for refinancing. The Company sells the majority of its fixed rate residential mortgage loans servicing retained. As a result of the decrease in refinancing demand, mortgage-servicing income has also decreased. The third quarter decrease was also impacted by a mortgage servicing rights impairment charge of $0.2 recorded in the third quarter of 2003.

In late April 2004, the Company sold its credit card portfolio of approximately $6.1. The Company experienced a gain of $1.2 from the sale. In late May 2003, the Company sold branch for a gain of $1.1. Also in the second quarter of 2003, the Company recorded a loss of $0.1 for a writedown of certain fixed assets.

NON-INTEREST EXPENSE

Non-interest expense decreased $0.8 in the third quarter of 2004 compared to the same period in 2003. On a year-to-date basis, non-interest expense increased $56.0 in the first nine months of 2004 compared to the first nine months of 2003. Adjusted non-interest expense is non-interest expense less $57.0 of debt prepayment fees experienced in March of 2004 as a result of the balance sheet restructuring and $1.4 of trust preferred redemption expenses related to calling $34.5 of trust preferred debt in late June 2003. The Company does not expect that these items will recur in the foreseeable future and therefore the items have been excluded for analysis purposes. Adjusted non-interest expense increased $0.4, or 2.2%, for the third quarter of 2004 compared to the same period last year. For the nine months ending September 30, 2004, the increase in adjusted non-interest expense was $1.1, or 1.9%, compared to the same period of 2003.

Salaries increased $0.4, or 5.4%, for the three months ended September 30, 2004 and $1.5, or 6.9%, for nine months ended September 30, 2004 compared to the same periods of 2003. These increases include a minimal amount of severance for the third quarter of 2004 and $0.5 for the nine months ended September 30, 2004 compared to the same periods of 2003. Other benefits decreased $0.1 for the third quarter of 2004 and $0.7 for the nine months ended September 30, 2004 compared to the same periods a year ago.

Low Income Housing Project ("LIHP") operating losses decreased approximately $0.1 to $0.6 for the third quarter of 2004 compared to $0.6 for the same period of 2003. For the nine months ended September 30 2004, LIHP operating losses was $1.7 compared to $2.1 for the same period in 2003. As a component of LIHP, the Company receives a tax credit, which lowers the Company's tax liability.

Reconciliation Table - Non-Interest Expense to Adjusted Non-Interest Expense

                                             Three Months Ended                Nine Months Ended
Non-Interest Expense                           September 30,      Increase         September 30,     Increase
(In thousands)                                2004       2003    (Decrease)      2004       2003     (Decrease)
--------------                                ----       ----    ----------      ----       ----     ----------
Salaries                                     $ 7,923    $ 7,519    $   404     $ 24,082    $22,535    $  1,547
Commissions and incentives                       981      1,037        (56)       3,356      2,994         362
Other benefits                                 1,634      1,737       (103)       5,126      5,799        (673)
Occupancy                                      1,713      1,567        146        4,882      4,650         232
Equipment                                      1,008      1,087        (79)       3,105      3,273        (168)
Professional fees                              1,113      1,121         (8)       3,444      3,388          56
Communication and transportation                 845        982       (137)       2,581      3,047        (466)
Processing                                     1,051        896        155        2,639      2,586          53
Marketing                                        511        519         (8)       1,498      1,307         191
Debt prepayment fees                               -      1,243     (1,243)      56,998      1,243      55,755
Low income housing project losses                552        642        (90)       1,655      2,076        (421)
Amortization of intangible assets                403        404         (1)       1,213      1,214          (1)
Other                                          2,555      2,336        219        7,845      8,327        (482)
                                             -------    -------    -------     --------    -------    --------
 Total non-interest expense                  $20,289    $21,090    $  (801)    $118,424    $62,439    $ 55,985
                                             -------    -------    -------     --------    -------    --------
  Less severance pay                              51         46          5          630        144         486
  Less trust preferred redemption expense          -          -          -            -      1,400      (1,400)
  Less debt extinguishment expenses                -      1,243     (1,243)      56,998      1,243      55,755
                                             -------    -------    -------     --------    -------    --------
 Total adjusted non-interest expense         $20,238    $19,801    $   437     $ 60,796    $59,652    $  1,144
                                             =======    =======    =======     ========    =======    ========

INCOME TAX EXPENSE

Income tax expense (benefit) was $1.9 and $(16.7) for the three months and nine months ended September 30, 2004, respectively, compared with $0.1 and $(0.9) for the same period in 2003. The effective tax rates were 21.7% and 2.9% for the quarter ended September 30, 2004 and 2003, respectively. See Note 5 "Income Taxes" for the components of the income tax expense (benefit).

FINANCIAL POSITION

Total assets at September 30, 2004 were $2,684.4 a decrease of $273.9 compared to $2,958.3 at December 31, 2003.

SECURITIES

Total available for sale investment securities were $823.5 at September 30, 2004 and $1,007.0 at December 31, 2003. The Company currently has no investment securities classified as held to maturity. The investment securities market value on September 30, 2004 was $5.0 above the amortized cost. During the first quarter, the portfolio was reduced by the sale of $262 of securities as part of the balance sheet restructuring. The average portfolio yield was 4.84% in the third quarter of 2004 and 4.43% in the third quarter of 2003. Management regularly reviews the composition of the securities portfolio, taking into account market risks, interest rate environment, liquidity needs, and the Company's overall interest rate risk profile.

LOANS

Total loans at September 30, 2004, were $1,611.0 compared to $1,699.7 at December 31, 2003. On April 30, 2004, the Company sold its credit card portfolio of approximately $6.1 in loans. Commercial mortgages decreased $48.5, or 20.3%, since December 31, 2003 while commercial, industrial and agricultural loans decreased by $31.3, or 5.3%, for the first nine months of 2004. Consumer loans increased $5.1, or 2.8%. One to four family loans, which includes residential mortgages and home equity loans, decreased $5.4, or 0.9%.

LOAN PORTFOLIO

                                 September 30, December 31,
(In thousands)                       2004         2003
--------------                       ----         ----
Commercial, industrial and
 agricultural loans               $  554,856    $  586,159
Economic development loans and
 other obligations of state and
 political subdivisions               14,001        20,951
Lease financing                        5,727         6,796
Commercial mortgages                 189,783       238,261
Construction and development          52,509        53,108
Residential mortgages                460,979       477,895
Home equity                          143,638       132,101
Consumer loans                       189,499       184,426
                                  ----------    ----------
 Total loans                       1,610,992     1,699,697
Less: unearned income                      7             9
                                  ----------    ----------
 Loans, net of unearned income    $1,610,985    $1,699,688
                                  ==========    ==========

ASSET QUALITY

The allowance for loan losses is the amount that, in management's opinion, is adequate to absorb probable inherent loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions. During the third quarter of 2004, management enhanced the process that it uses to perform this analysis. These enhancements included expanded data analysis, improved back-testing and continued refinements to documentation surrounding the adequacy of the allowance. The result is more reliable measures of the probability of default and risk of loss given default for the Company's categories of loans with similar risk characteristics. The principal change involved the ability to analyze loss data over a longer period of time. This allows us to improve the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. These changes do not impact losses estimated in accordance with Financial Accounting Standard 114, "Accounting by Creditors for Impairment of a Loan."

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

The allowance for loan losses was $24.6 at September 30, 2004, representing 1.53% of total loans compared with $25.4 at September 30, 2003 which represented 1.50% of total loans. Management expects that the allowance to total loans will continue to decline as the economy and the Company's level of non-performing assets improves. Annualized net charge-offs to average loans was 0.14% during the third quarter of 2004 compared to 0.11% for the same period of 2003. On a year-to-date basis, the ratio of annualized net charge-offs to average loans was 0.12% during the first nine months of 2004 compared to 0.25% for the same period of 2003. The provision for the first nine months of 2004 was $1.0, which was a decrease of $3.0 compared to the same period of 2003. The ratio of the allowance for loan losses to non-performing loans was 123.32% at September 30, 2004 compared to 138.88% at December 31, 2003 and 151.04% at September 30, 2003.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
(In thousands)                      2004          2003          2004          2003
--------------                      ----          ----          ----          ----
Beginning Balance                 $ 25,007      $ 24,862      $ 25,403      $ 24,632
Loans charged off                   (1,127)       (1,103)       (3,579)       (5,041)
Recoveries                             547           651         2,097         1,984
Provision for loan losses              150         1,110           955         3,945
Decrease due to sale of loans            -             -          (299)            -
                                  --------      --------      --------      --------
Ending Balance                    $ 24,577      $ 25,520      $ 24,577      $ 25,520
                                  ========      ========      ========      ========

Percent of total loans                1.53%         1.50%         1.53%         1.50%
                                  ========      ========      ========      ========

Annualized % of average loans:
Net charge-offs                       0.14%         0.11%         0.12%         0.25%
Provision for loan losses             0.04%         0.26%         0.08%         0.32%

As of September 30, 2004, total non-performing assets decreased $1.5 from December 31, 2003. This decrease was primarily the result of the Company receiving $3.0 in settlement of a municipal obligation which had been previously reported as in default. Non-performing loans, consisting of nonaccrual and 90 days or more past due loans and still accruing, were 1.24% and 1.08% of total loans at September 30, 2004 and December 31, 2003, respectively.

Listed below is a comparison of non-performing assets.

                                                               September 30,  December 31,
(In thousands)                                                     2004          2003
--------------                                                     ----          ----
Nonaccrual loans                                                 $19,439       $15,725
90 days or more past due loans and still accruing                    490         2,566
                                                                 -------       -------
 Total non-performing loans                                       19,929        18,291
Other real estate owned                                              862         1,341
Investment securities                                                  -         2,692
                                                                 -------       -------
 Total non-performing assets                                     $20,791       $22,324
                                                                 =======       =======

Ratios:

Non-performing Loans to Loans                                       1.24%         1.08%
Non-performing Assets to Loans and Other Real Estate Owned          1.29%         1.31%
Allowance for Loan Losses to Non-performing Loans                 123.32%       138.88%

DEPOSITS

Total deposits were $1,847.8 at September 30, 2004, compared to $1,812.6 at December 31, 2003. Total valuable core deposits increased $54.9 to $1,022.5 at September 30, 2004 from $967.6 at December 31, 2003. Despite recent increases in interest rates, customers have continued to favor shorter term, liquid deposit products and deposit alternatives, including annuities. Time deposits greater than $0.1 have had little change since December 31, 2003 while other time deposits decreased $19.6, or 3.6%, for this same period.

                                September 30,  December 31,
(In thousands)                      2004         2003
--------------                      ----         ----
Non-interest-bearing demand      $  240,887    $  219,983
Interest-bearing demand             428,124       405,765
Money market                        211,842       210,289
Savings                             141,670       131,565
                                 ----------    ----------
 Valuable core deposits          $1,022,523    $  967,602
Time deposits of $100 or more       305,733       305,863
Other time deposits                 519,525       539,165
                                 ----------    ----------
 Total deposits                  $1,847,781    $1,812,630
                                 ==========    ==========

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements totaled $107.3 at September 30, 2004 compared to $246.4 at December 31, 2003. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Company's commercial customers as part of a cash management service. Additional short-term borrowings include short-term advances from FHLB, Treasury Tax & Loan, and advances against outstanding bank lines. At September 30, 2004, the Company had a $15.0 line of credit available.

LONG-TERM BORROWINGS

Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings are $222.5 of FHLB advances used to fund investments and loans and to satisfy other funding needs. The Company must pledge mortgage-backed securities and mortgage loans as collateral to secure these advances.

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

CAPITAL EXPENDITURES

The Company opened a new banking center in Evansville in July of 2004 and currently has plans to open two in the next twelve months. Capital expenditures for the new banking center were $0.4 in the third quarter of 2004. The Company currently anticipates additional capital expenditures between $0.5 and $1.5 for subsequent banking centers building expenses for the rest of 2004.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2003.

CAPITAL RESOURCES AND LIQUIDITY

The Company and the Bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply to the Bank. It is management's intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for the Company and the Bank are shown below.

                                                 Regulatory Guidelines                   Actual
                                                 ---------------------                   ------
                                              Minimum              Well-       September 30,    December 31,
                                            Requirements       Capitalized         2004             2003
                                            ------------       -----------         ----             ----
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)         8.00%                              12.90%           13.13%
Tier 1 Capital (to Risk-Weighted Assets)        4.00%                              10.71%           11.37%
Tier 1 Capital (to Average Assets)              4.00%                               7.50%            7.64%

Integra Bank NA:
Total Capital (to Risk-Weighted Assets)         8.00%              10.00%          12.19%           12.74%
Tier 1 Capital (to Risk-Weighted Assets)        4.00%               6.00%          10.94%           11.49%
Tier 1 Capital (to Average Assets)              4.00%               5.00%           7.69%            7.70%

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

For Integra Bank N.A. (the "Bank"), the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Company's asset/liability management program. When these sources are not adequate, the Company may use Federal Funds purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with FHLB Indianapolis, as alternative sources of liquidity. Additionally, the Company's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At September 30, 2004 and December 31, 2003, respectively, Federal Funds sold and other short-term investments were $0.1 and $8.7. Additionally, at September 30, 2004, the Company had $365 available from unused Federal Funds lines and in excess of $363 in unencumbered securities available for repurchase agreements. The Bank also has a "borrower in custody" line with the Federal Reserve Bank totaling over $417 as part of its liquidity contingency.

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

EARNINGS AT RISK (EAR). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At

September 30, 2004, the Company would experience a negative 5.90% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 0.70% change in net interest income. The reduction in EAR in the down 200 basis points scenario can be attributed to a favorable impact from the quarter over quarter increase in interest rates. Both simulation results are within the policy limits established by the Board ALCO.

Trends in Earnings at Risk

                          Estimated Change in EAR from the Base Interest Rate Scenario
                          ------------------------------------------------------------
                             -200 basis points                   +200 basis points
                             -----------------                   -----------------
September 30, 2004                (5.90)%                             (0.70)%
                                  -----                               -----
June 30, 2004                     (4.41)%                             (0.68)%
                                  -----                               -----
March 31, 2004                    (6.18)%                             (0.74)%
                                  -----                               -----
December 31, 2003                 (5.20)%                             (4.26)%
                                  -----                               -----

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

At September 30, 2004, the Company would experience a negative 1.60% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 7.10% change in EVE. Both of these measures are within Board approved policy limits.

Trends in Economic Value of Equity

                           Estimated Change in EVE from the Base Interest Rate Scenario
                           ------------------------------------------------------------
                              -200 basis points                  +200 basis points
                              -----------------                  -----------------
September 30, 2004                (1.60)%                             (7.10)%
                                  -----                               -----
June 30, 2004                      1.65%                              (8.04)%
                                  -----                               -----
March 31, 2004                    (1.17)%                             (7.21)%
                                  -----                               -----
December 31, 2003                  0.04%                             (12.77)%
                                  -----                               -----

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                       INTEGRA BANK CORPORATION

                                       By  /s/ Michael T. Vea
                                           ----------------------
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           November 8, 2004

                                           /s/ Charles A. Caswell
                                           -------------------------
                                           Chief Financial Officer and
                                           Executive Vice President
                                           November 8, 2004