Form 10-K
period 2004-12-31
INTEGRA BANK CORP
filed 2005-03-11
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

Based on the closing sales price as of June 30, 2004 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $324,681,000.

The number of shares outstanding of the registrant's common stock was 17,384,599 at March 1, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).

                            INTEGRA BANK CORPORATION
                          2004 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I

Item 1.  Business                                                            3
Item 2.  Properties                                                          7
Item 3.  Legal Proceedings                                                   7
Item 4.  Submission of Matters to a Vote of Security Holders                 7

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                8
Item 6.  Selected Financial Data                                             9
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                        10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         28
Item 8.  Financial Statements and Supplementary Data                        30
Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                        62
Item 9A. Controls and Procedures                                            62
Item 9B. Other Information                                                  62

PART III

Item 10. Directors and Executive Officers of the Registrant                 62
Item 11. Executive Compensation                                             62
Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                 62
Item 13. Certain Relationships and Related Transactions                     62
Item 14. Principal Accountant Fees and Services                             62

PART IV

Item 15. Exhibits and Financial Statement Schedules                         63

Signatures

                                    FORM 10-K
                            INTEGRA BANK CORPORATION
                                December 31, 2004

PART I

ITEM 1. BUSINESS

General

Integra Bank Corporation (the "Company" or "Integra") is a bank holding company based in Evansville, Indiana. The Company's principal subsidiary is Integra Bank N.A., a national banking association ("Integra Bank" or the "Bank"). At December 31, 2004, the Company had total consolidated assets of $2.8 billion. The Company provides services and assistance to its wholly owned subsidiaries and Integra Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Company receives income and/or dividends from Integra Bank, where most of the Company's business activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio. These services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, safe deposit boxes, online banking, and complete personal and corporate trust services.

Integra Bank's products and services are delivered through our customers' channel of preference. At December 31, 2004, Integra Bank had 76 banking centers, 122 automatic teller machines ("ATMs"), and three loan production offices ("LPOs"). Integra Bank also provides telephone banking services, and a suite of Internet-based products and services that can be found at http://www.integrabank.com.

At December 31, 2004, the Company and its subsidiaries had 839 full-time equivalent employees. The Company and its subsidiaries provide a wide range of employee benefits, are not parties to any collective bargaining agreements, and in the opinion of management, enjoy good relations with its employees. The Company is an Indiana corporation and was formed in 1985.

COMPETITION

The Company has active competition in all areas in which it presently engages in business. Integra Bank competes for commercial and individual deposits, loans and financial services with other bank and non-bank institutions. Since the amount of money a bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank's capital, competitors larger than Integra Bank have higher lending limits than Integra Bank.

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

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Company, Integra Bank, as well as their officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under "Deposit Insurance," the appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation ("FDIC") as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it fails to become adequately capitalized when required to do so, it fails to submit a timely and acceptable capital restoration plan, or it materially fails to implement an accepted capital restoration plan. Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

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

Regulatory Capital Requirements

The Company and Integra Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2004, and Integra Bank qualified as "well capitalized" under the regulatory framework. See Note 15 of the Notes to Consolidated Financial Statements for an additional discussion of regulatory capital.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the "GLB Act") has fostered further consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with expanded powers. Financial holding companies can offer banking, securities underwriting, insurance (both agency and underwriting) and merchant banking services.

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

Under the GLB Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

The Company does not disclose any nonpublic personal information about any current or former customers to anyone except as permitted by law and subject to contractual confidentiality provisions which restrict the release and use of such information.

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

Integra Bank has in place appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Integra has implemented policies and procedures to comply with regulations including: (a) due diligence requirements that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002

The passage of the Sarbanes-Oxley Act of 2002 and subsequent actions of the Securities and Exchange Commission and stock exchanges have had a significant impact on the Company's corporate governance and related matters.

In June 2003, the Securities and Exchange Commission adopted final rules under
Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with this 2004 Annual Report on Form 10-K, the Company has included a report of management on the Company's internal control over financial reporting as well as the Company's registered independent public accounting firm's attestation report on management's assessment of the Company's internal control over financial reporting, which is also filed as part of this Annual Report.

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

AVAILABLE INFORMATION

The Company's Internet website address is http://www.integrabank.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of the Company's Internet website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE COMPANY

Certain information concerning the executive officers of the Company as of March 1, 2005, is set forth in the following table.

NAME              AGE                OFFICE AND BUSINESS EXPERIENCE
----              ---                ------------------------------
Michael T. Vea     46   Chairman of the Board, President, and Chief Executive
                        Officer of the Company (January 2000 to present);
                        Chairman of the Board and Chief Executive Officer of the
                        Company (September 1999 to January 2000); President and
                        Chief Executive Officer, Bank One, Cincinnati, OH
                        (1995-1999).

Archie M. Brown    44   Executive Vice President, Commercial and Consumer
                        Banking of the Company (October 2003 to present);
                        Executive Vice President, Retail Manager and Community
                        Markets Manager of the Company (March 2001 to October
                        2003); Senior Vice President, Firstar Bank, N.A. (1997
                        to 2001).

Sheila A. Stoke    55   Senior Vice President and Controller of the Company
                        (February 28, 2003 to present); Vice President and
                        Controller, Republic Bank & Trust Co. (February 2002 to
                        February 2003); Senior Vice President and Controller,
                        Bank of Louisville & Trust Co. (1985 to 2002).

Martin M. Zorn     48   Executive Vice President, Chief Risk Officer (March 2002
                        to present); Executive Vice President, Commercial and
                        Metro Markets Manager (March 2001 to March 2002);
                        Regional Vice President and Region Executive, Wachovia
                        Corporation (1999 to 2001); Senior Vice President,
                        Regional Corporate Banking Manager, Wachovia Corporation
                        (1980 to 1999).

The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Company.

ITEM 2. PROPERTIES

The net investment of the Company and its subsidiaries in real estate and equipment at December 31, 2004, was $50,233. The Company's offices are located at 21 S.E. Third Street, Evansville, Indiana. The main and all banking center offices of Integra Bank, loan production offices, and other subsidiaries are located on premises either owned or leased. None of the property is subject to any major encumbrance.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in legal proceedings from time to time arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a materially adverse effect on the Company's consolidated financial position or results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Stock Market under the symbol IBNK.

The following table lists the stock price for the past two years and dividend information for the Company's common stock.

                 Range of Stock Price
                 --------------------   Dividends
       Quarter       High      Low       Declared
       -------      ------   ------     ---------
2004     1st        $24.40   $21.43       $0.235
         2nd         24.50    19.70        0.160
         3rd         22.72    19.25        0.160
         4th         23.97    21.49        0.160

2003     1st        $19.77   $15.50       $0.235
         2nd         18.30    16.12        0.235
         3rd         20.42    16.95        0.235
         4th         23.00    19.21        0.235

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

As of February 1, 2005, there were approximately 2,360 holders of record of common stock.

The Company did not sell any equity securities which were not registered under the Securities Act during the fourth quarter of 2004.

The information required by this Item concerning equity compensation plans is incorporated by reference in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" to this report.

ITEM 6. SELECTED FINANCIAL DATA
Integra Bank Corporation and Subsidiaries
(In Thousands, Except Per Share Data and Ratios)

YEAR ENDED DECEMBER 31,                             2004          2003         2002         2001         2000
                                                 ----------    ----------   ----------   ----------   ----------
Net interest income                              $   84,467    $   72,242   $   73,845   $   82,080   $   91,856
Provision for loan losses                             1,305         4,945        3,143       31,077        4,138
Non-interest income                                  33,607        32,793       36,281       33,202       20,131
Non-interest expense                                138,180        82,267       82,877       78,303       63,438
                                                 ----------    ----------   ----------   ----------   ----------
Income (Loss) before income taxes and
   cumulative effect of accounting change           (21,411)       17,823       24,106        5,902       44,411
Income taxes (benefit)                              (14,791)           58        3,778       (1,629)      13,920
                                                 ----------    ----------   ----------   ----------   ----------
Income (Loss) before cumulative effect of
   accounting change                                 (6,620)       17,765       20,328        7,531       30,491
Cumulative effect of accounting change, net
   of tax                                                --            --           --         (273)          --
                                                 ----------    ----------   ----------   ----------   ----------
Net income (loss)                                $   (6,620)   $   17,765   $   20,328   $    7,258   $   30,491
                                                 ==========    ==========   ==========   ==========   ==========
PER COMMON SHARE
Net income (loss):
   Basic                                         $    (0.38)   $     1.03   $     1.18   $     0.42   $     1.77
   Diluted                                            (0.38)         1.03         1.18         0.42         1.77
Cash dividends declared                                0.72          0.94         0.94         0.94         0.87
Book value                                            12.05         13.46        13.45        12.79        12.94
Weighted average shares:
   Basic                                             17,318        17,285       17,276       17,200       17,233
   Diluted                                           17,318        17,300       17,283       17,221       17,254

AT YEAR-END
Total assets                                     $2,757,165    $2,958,294   $2,857,738   $3,035,890   $3,068,818
Securities                                          801,059       974,111      949,500      975,799      969,513
Loans, net of unearned income                     1,665,324     1,699,688    1,606,155    1,599,732    1,687,330
Deposits                                          1,896,541     1,812,630    1,781,948    1,928,412    1,871,036
Shareholders' equity                                209,291       232,992      232,600      221,097      205,517
Shares outstanding                                   17,375        17,311       17,291       17,284       15,881

AVERAGE BALANCES
Total assets                                     $2,758,924    $2,949,016   $2,906,846   $3,266,322   $2,511,947
Securities, at amortized cost                       810,716       967,327      934,586      923,213      620,457
Loans, net of unearned income                     1,644,471     1,670,938    1,596,462    1,747,882    1,674,864
Interest-bearing deposits                         1,613,000     1,606,116    1,614,167    1,894,300    1,512,294
Shareholders' equity                                210,280       234,948      230,298      241,252      227,573

FINANCIAL RATIOS
Return on average assets                              (0.24)%        0.60%        0.70%        0.22%        1.21%
Return on average equity                              (3.15)         7.56         8.83         3.01        13.40
Net interest margin                                    3.52          2.87         2.96         2.85         4.14
Cash dividends payout                                   N/M*        91.26        79.66       223.81        49.15
Average shareholders' equity to average assets         7.62          7.97         7.92         7.39         9.06

*    Number is not meaningful.

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

OVERVIEW

This overview highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document. These have an impact on the Company's financial condition and results of operations. All numbers except per share data and ratios are presented in thousands.

Summary 2004 Results, Goals, and Objectives

At the beginning of 2004, management set three primary goals intended to facilitate the Company's transition to a growth company. First, to improve net interest margin, second, continue to increase earnings and transform the Company by investing in higher growth opportunities, and third, to continue to improve credit quality.

The first goal was achieved in the first quarter by restructuring the balance sheet. A summary of that restructure follows.

The key steps of the balance sheet restructuring included:

1) The Company prepaid $467,000 in long-term FHLB advances with an average yield of 6.16% that had constrained earnings and masked the significant financial progress the Company has made in recent years. The remaining average life of the debt was about 3.7 years and maturities ranged from September 2005 to October 2010. Integra incurred a charge of $56,998 ($35,114 after-tax) to extinguish the debt.

2) The Company also reduced its balance sheet and funded a portion of the FHLB debt extinquishment by reducing its investment portfolio by approximately $262,000. This action improved Integra's interest rate risk profile by reducing the amount of assets susceptible to prepayments and in a rising rate environment reduces extension risk. Integra recognized a gain of $5,198 ($3,200 after-tax) on the sale of these securities. The average yield on the securities sold was 4.29% and their duration was approximately
     2.6 years.

3) The Company further improved its interest rate risk profile and improved its liquidity position by arranging $330,000 of new fixed rate borrowings with final maturities ranging from 1 to 4 years, having an average life of approximately 2.6 years and an average cost of 2.28%. Additionally, the Company issued $4,000 of subordinated debt and paid off the outstanding balance on its line of credit.

4) The Company used the surplus cash proceeds from these transactions to reduce short-term borrowings.

The balance sheet restructuring improved the Company's margin and earnings, and reduced its interest rate risk profile.

Additional Developments

During the first quarter, Integra received an investment grade rating of Baa2 from Moody's Investor Service for the long-term deposits of its principal subsidiary, Integra Bank N.A. (the "Bank"). Management believes this public rating bolsters the Company's liquidity with enhanced access to the capital markets.

As a result of the balance sheet restructuring, the second goal of increasing earnings was achieved. By the fourth quarter, net income compared to the same period for 2003 was up 45% and the net interest margin had improved by 81 basis points. The Company also experienced low cost deposit growth and implemented expense control measures. In order to improve capital ratios and retain capital, the Company changed its dividend philosophy, which reduced the quarterly common stock dividend from $0.235 cents per share to $0.16 cents per share beginning with the July 2004 dividend payment. As a result, the Company moved to a target long-term dividend payout ratio of 35% to 50%. This contrasts with a dividend payout ratio that was over 91% in 2003.

The third goal was improving credit quality. Net chargeoffs were 15 basis points of total average loans and non-performing assets declined $3,500 or 16% from 2003. The ratio of allowance for loan losses to non-performing assets decreased 8% to 128% for 2004.

2005  Priorities

The Company has set three priorities for 2005. These goals are:

-    Grow revenue

-    Improve Efficiencies

-    Service Quality and Employee Development

Executing loan growth initiatives in consumer, small business, and commercial real estate will help to increase revenue in 2005. This will be complemented by heightening low cost deposit initiatives to retail and cash management customers. The Company has initiated a high performance checking program that began in late January. This program is a direct mailing program designed to focus on core checking account acquisition through product simplification and marketing expertise.

The second priority is to improve efficiencies through increased revenue growth. The Company also plans to exercise disciplined expense management, which will include continuing to execute on strategies to divest or improve under-performing areas and products. These strategies also encompass our plans to balance the mix of our branch markets closer to an equal number of community and metro markets, which will be accomplished by branch build-outs, divestitures, and acquisitions in growing metro markets.

The third priority is to continue high service quality and develop employees. The Company will continue its "I Care" service initiatives which has improved the level and awareness of service to customers. The Company will continue to invest in employee training to develop, challenge, motivate and reward its greatest asset, its employees.

The Company believes all these priorities will accelerate loan growth, increase core deposits, and enhance shareholder value.

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

Allowance for Loan Losses: The allowance for loan losses represents management's best estimate of probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for losses, and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management's assessment of several factors: actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances, and the results of recent regulatory examinations. See section labeled "Credit Management" contained in Management's Discussion and Analysis.

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

Estimation of Market Value: The estimation of market value is significant to several of the Company's assets, including loans held for sale, investment securities available for sale, mortgage servicing rights, other real estate owned, as well as market values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either market value or the lower of cost or market value. Market values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the market value of financial instruments as a part of the notes to the consolidated financial statements. Market values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company assesses goodwill for impairment no less than annually by applying a fair-value-based test using net present value of estimated net cash flows. Impairment exists when the net book value of the reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. If the Company's calculation of the fair value decreased by 20% goodwill could be impaired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability.

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

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates and loan types. Any impairment of a grouping would need to be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. If the Company experienced a 20% increase in prepayments, the tranches of the asset could be impaired. On an ongoing basis, management considers all relevant factors to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

FINANCIAL OVERVIEW

Net income (loss) for 2004 was $(6,620) compared to $17,765 in 2003 and $20,328 in 2002. In the first quarter of 2004, the Company restructured its balance sheet incurring a net loss after tax of $31,914. Earnings (loss) per share on a diluted basis was $(0.38), $1.03, and $1.18 for 2004, 2003, and 2002,
respectively. Return on average assets and return on average equity were (0.24)% and (3.15)% for 2004, respectively, 0.60% and 7.56% for 2003, respectively, and 0.70% and 8.83% for 2002, respectively.

NET INTEREST INCOME

Net interest income is on a tax equivalent basis and is the difference between interest income on earning assets, such as loans and investments, and interest expense paid on liabilities, such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income for the last two years are presented in the schedule following the three-year balance sheet analysis on an average basis and an analysis of net interest income. The change in net interest income not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                2004                             2003                             2002
                                   ------------------------------   ------------------------------   ------------------------------
                                     Average    Interest   Yield/     Average    Interest   Yield/     Average    Interest   Yield/
                                    Balances     & Fees     Cost     Balances     & Fees     Cost     Balances     & Fees     Cost
                                   ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
Year Ended December 31,
EARNING ASSETS:
Interest-bearing deposits in
   banks                           $      268   $      2    0.75%   $      351   $      3    0.85%   $       63   $      1    1.59%
Federal funds sold & other
   short-term investments               6,070         83    1.37%        5,127         57    1.11%       60,859      1,171    1.92%
Loans held for sale                     2,760        179    6.49%        7,314        451    6.17%       25,396      1,717    6.76%
Securities:
   Taxable                            696,549     29,221    4.20%      799,931     31,388    3.92%      740,356     38,124    5.15%
   Tax-exempt                         114,167      9,134    8.00%      165,788     13,025    7.86%      195,838     14,469    7.39%
                                   ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
   Total securities                   810,716     38,355    4.73%      965,719     44,413    4.60%      936,194     52,593    5.62%
Regulatory Stock                       32,981      1,518    4.60%       34,476      1,696    4.92%       32,868      2,028    6.17%
Loans                               1,644,471     95,565    5.81%    1,670,938    101,300    6.06%    1,596,462    111,755    7.00%
                                   ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
   Total earning assets             2,497,266   $135,702    5.44%    2,683,925   $147,920    5.51%    2,651,842   $169,265    6.38%
                                                ========                         ========                         ========
Fair value adjustment on
   securities available for sale        4,671                           15,701                           13,350

Allowance for loan loss               (25,154)                         (24,967)                         (24,473)

Other non-earning assets              282,141                          274,357                          266,127

                                   ----------                       ----------                       ----------
TOTAL ASSETS                       $2,758,924                       $2,949,016                       $2,906,846
                                   ==========                       ==========                       ==========
INTEREST-BEARING LIABILITIES:

Deposits
   Savings and interest-bearing
      demand                       $  561,117   $  2,650    0.47%   $  539,234   $  3,370    0.62%   $  518,905   $  4,953    0.95%
   Money market accounts              220,465      3,207    1.45%      198,707      3,379    1.70%      193,403      4,475    2.31%
   Certificates of deposit and
      other time                      831,418     19,895    2.39%      868,175     23,246    2.68%      901,859     34,976    3.88%
                                   ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
   Total interest-bearing
      deposits                      1,613,000     25,752    1.60%    1,606,116     29,995    1.87%    1,614,167     44,404    2.75%
Short-term borrowings                 170,295      2,207    1.30%      221,522      2,613    1.18%       97,474      2,043    2.10%
Long-term borrowings                  500,673     19,945    3.98%      652,967     38,265    5.86%      734,543     44,339    6.04%
                                   ----------   --------    ----    ----------   --------    ----    ----------   --------    ----
   Total interest-bearing
      liabilities                   2,283,968   $ 47,904    2.10%    2,480,605   $ 70,873    2.86%    2,446,184   $ 90,786    3.71%
                                                ========                         ========                         ========
Non-interest bearing deposits         245,538                          218,022                          206,763
Other noninterest-bearing
   liabilities and
   shareholders' equity               229,418                          250,389                          253,899
                                   ----------                       ----------                       ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY            $2,758,924                       $2,949,016                       $2,906,846
                                   ==========                       ==========                       ==========
Interest income/earning assets                  $135,702    5.44%                $147,920    5.51%                $169,265    6.38%
Interest expense/earning assets                   47,904    1.92%                  70,873    2.64%                  90,786    3.42%
                                                --------    ----                 --------    ----                 --------    ----
   Net interest income/earning
      assets                                    $ 87,798    3.52%                $ 77,047    2.87%                $ 78,479    2.96%
                                                ========    ====                 ========    ====                 ========    ====

Note: Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
     Loans include loan fees of $2,590, $2,843, and $2,983 for 2004, 2003, and 2002, respectively, and nonaccrual loans.
     Securities yields are calculated on an amortized cost basis.
     Federal tax equivalent adjustments on securities are $3,089, $4,333, and $4,178 for 2004, 2003, and 2002, respectively.
     Federal tax equivalent adjustments on loans are $242, $472, and $456 for 2004, 2003, and 2002, respectively.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

                                      2004 Compared to 2003           2003 Compared to 2002
                                  -----------------------------   -----------------------------
                                     Change Due to                   Change Due to
                                      a Change in                     a Change in
                                  ------------------     Total    ------------------     Total
                                   Volume     Rate      Change     Volume     Rate      Change
                                  -------   --------   --------   -------   --------   --------
Increase (decrease)
Interest income
   Loans                          $(1,592)  $ (4,143)  $ (5,735)  $ 5,208   $(15,662)  $(10,454)
   Securities                      (7,285)     1,225     (6,060)    1,614     (9,796)    (8,182)
   Regulatory Stock                   (72)      (106)      (178)       95       (427)      (332)
   Loans held for sale               (294)        23       (271)   (1,126)      (138)    (1,264)
   Other short-term investments        10         16         26      (752)      (361)    (1,113)
                                  -------   --------   --------   -------   --------   --------
      Total interest income        (9,233)    (2,985)   (12,218)    5,039    (26,384)   (21,345)

Interest expense
   Deposits                           128     (4,371)    (4,243)     (221)   (14,188)   (14,409)
   Short-term borrowings             (651)       245       (406)    1,838     (1,268)       570
   Long-term borrowings            (7,712)   (10,608)   (18,320)   (5,057)    (1,017)    (6,074)
                                  -------   --------   --------   -------   --------   --------
      Total interest expense       (8,235)   (14,734)   (22,969)   (3,440)   (16,473)   (19,913)
                                  -------   --------   --------   -------   --------   --------
Net interest income               $  (998)  $ 11,749   $ 10,751   $ 8,479   $ (9,911)  $ (1,432)
                                  =======   ========   ========   =======   ========   ========

The following discussion of results of operations is on a tax-equivalent basis. Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable. Rate / volume variances are allocated on the basis of the absolute value of the change in each.

Net interest income was $87,798, or 14.0%, higher in 2004 than in 2003. The increase was primarily due to the balance sheet restructuring in the first quarter of 2004 and pricing discipline through 2004 both in deposits and loans. Net interest income was $77,047, or 1.8%, lower in 2003 than in 2002. The decrease was primarily due to an asset-sensitive balance sheet for most of 2002 in a lower rate environment. Pricing discipline on both loans and deposits was stressed and monitored in 2003. The securities portfolio was restructured and 15 and 30 year fixed-rate high premium mortgaged-backed securities were replaced primarily with two to three year duration low premium or discount collateralized mortgage obligations with significant prepayment protection of the cashflow and 3 to 5 year hybrid adjustable rate mortgages ("ARMs").

Earning assets averaged $2,497,266 in 2004 compared to $2,683,925 in 2003. The decrease was due to mainly to the balance sheet restructuring. Average interest-bearing liabilities were $2,283,968 and $2,480,605 in 2004 and 2003, respectively. The decrease in liabilities was due primarily from the reduction in FHLB borrowings during the balance sheet restructuring. The net interest margin for the twelve months ended December 31, 2004 was 3.52% compared to 2.87% for the same period one-year prior. The 65 basis points increase in margin was mainly the result of the balance sheet restructuring and monitoring and control of deposit pricing. Although rates increased in 2004, a soft loan market resulted in tighter loan pricing which offset the increase.

The net interest margin decreased from 2.96% in 2002 to 2.87% in 2003. Earning assets averaged $2,651,842 in 2002 compared to $2,683,925 in 2003. Average interest-bearing liabilities were $2,480,605 and $2,446,184 in 2003 and 2002, respectively. During 2003 and 2002, the Federal Reserve lowered the targeted federal funds interest rates 25 and 50 basis points, respectively. The significant drop in rates over 2002 and 2001, approximately 525 basis points, increased prepayments in both the mortgage-backed investment securities and fixed-rate loan portfolios, including a significant impact on residential mortgages. When prepaid, these funds were generally reinvested at lower rates.

Another result of the balance sheet restructuring was the decrease in average earning assets, which decreased $186,659 to $2,497,266 in 2004. Securities, which were sold during the restructuring, were the main component of the $155,003 decrease from 2003. The impact of this repositioning was a 13 basis point increase in security income to 4.73% in 2004. Average loans held for sale decreased $4,554 as a result of slowing mortgage loan refinancing demand which was primarily due to higher mortgage loan rates. Average loans also decreased $26,467 in 2004. Along with a lower loan demand in the Midwest markets, the Company in April sold its credit card portfolio, which decreased loans by $6,090. The mix of earning assets shows average loans to average earning assets increased from 60.2% in 2002 and 62.3% in 2003 to 65.9% in 2004.

Average earning assets increased $32,083 during 2003 to $2,683,925. The Company made a decision to hold fewer short-term investments in 2003, finding other alternatives to provide liquidity. Average federal funds sold and other short-term investments decreased $55,732 compared to 2002. Average loans held for sale decreased $18,082, in 2003 due primarily to the loan sale conducted during 2002. During 2003 average loans increased $74,476, or 4.7%.

Average investment securities increased $29,525, or 3.2%, in 2003 partially offsetting the reduction in short-term investments. The yield on securities declined from 5.62% in 2002 to 4.60% in 2003. Security income decreased 15.6% in 2003 as a result of a 102 basis point decline in security yields partially offset by the increase in average balances.

Average valuable core deposits which include demand deposits both interest bearing and non-interest bearing, money market and savings, increased $71,157 in 2004. This was offset by a decrease of $36,757 in certificates of deposits and other time deposits. These lower interest valuable core deposits and the pricing discipline the Company maintained throughout 2004 lowered the interest costs on deposits 27 basis points in a rising rate environment. Primarily as a result of the balance sheet restructuring, average short-term borrowings decreased $51,227, or 23.1%, and average long-term borrowings decreased $152,294, or 23.3%, in 2004. Average short-term borrowings cost rose 12 basis points mainly as a result of the federal funds rate increasing 125 basis points throughout the year. This increase was offset by the decrease in the cost of long-term borrowings. The cost of these funds decreased 188 basis points, again primarily as the result of the restructuring.

Overall, average deposit balances rose by $3,208, or 0.2%, in 2003. This reflects a $36,892 increase in valuable core deposits, partially offset by a $33,684 reduction in time deposits. During the current low-interest rate environment, customer preferences have shifted to shorter term, liquid deposit products and to deposit alternatives, including annuities. During 2003, average short-term borrowings increased $124,048 and average long-term borrowings decreased $81,576. The decrease in long-term borrowings was primarily due to the prepayment of long-term, higher rate debt.

NON-INTEREST INCOME

Non-interest income totaled $33,607 for the twelve months ended December 31, 2004 compared to $32,793 for 2003 and $36,281 for 2002. Adjusted non-interest income totaled $27,972 in 2004, $28,833 in 2003 and $27,183 in 2002. Adjusted
non-interest income continues to be an increasingly significant portion of revenue for the Company and has grown to represent 24.2% of net federal-tax-equivalent revenues in 2004 as compared to 27.2% in 2003 and 25.7% in 2002. The table below illustrates several non-interest income items incurred outside the traditional core bank operations and reconciles non-interest income and adjusted non-interest income. Securities gains are excluded in adjusted non-interest income since the gains were used to offset the impact of the debt prepayment expense incurred in each year. Management believes excluding these items presents a clearer picture of core operating non-interest income.

Reconciliation Table - Adjusted non-interest income

                                         2004      2003      2002
                                       -------   -------   -------
Non-interest income as reported        $33,607   $32,793   $36,281
Less Gain on sale of credit cards        1,158        --        --
Less Gain on branch sale                    --     1,056        --
Less Loss on fixed asset disposition        --      (148)       --
Less Securities gains                    4,477     3,052     9,098
                                       -------   -------   -------
Adjusted non-interest income           $27,972   $28,833   $27,183

Service charges on deposit accounts increased $786, or 6.8%, in 2004. Growth in these fees resulted from an increase in fee charges in the first quarter and greater product and service usage. Service charge income totaled $12,414 in 2004, $11,628 in 2003, and $11,135 in 2002.

Other service charges and fees increased $219 from $5,035 in 2003 to $5,254 in 2004. Card-related fees totaled $2,060 in 2004 compared to $1,864 in 2003 and $1,576 in 2002 due to increased sales efforts of debit cards and the increasing preference of these cards over checks. As a result of the national MasterCard/Visa settlement with Wal-Mart Stores Inc., debit card interchange fees decreased in the second half of 2003. The Company is making an effort to increase the usage of debit cards, which through normal growth has decreased the impact in 2004 and with increased usage will further improve these fees.

Mortgage banking income in 2004 was $813 compared to $1,931 in 2003 due to the high demand for new and refinanced residential mortgages in 2003. The Company sold the majority of its current year's fixed rate mortgage loan production to generate fee income and reduce interest rate exposure. The Company continues to service most of these loans. At December 31, 2004, the Company was servicing $304,292 of sold residential mortgage loans compared to $290,830 at December 31, 2003. Gain on mortgage loans sold decreased $1,370 in 2004 compared to 2003. In 2003 gains on sale of mortgages increased $974 from 2002. There was a slower mortgage origination environment in 2004 due to a higher interest rate environment as compared to 2003. The Company utilizes multiple distribution channels in servicing customers in our area. Primarily fixed rate mortgage loans are sold with servicing retained while the majority of adjustable rate mortgages are placed in the Company's loan portfolio.

Investment services commissions, which include brokerage and annuity commissions, totaled $1,228 in 2004 compared to $1,196 in

2003 and $1,115 in 2002. Management sees additional opportunities in the sale of annuities, mutual funds and other non-traditional banking products in 2005.

Trust income for 2004 was $2,025, essentially flat when compared to 2003. Total trust assets under management increased $4,046, or 1.0%, from $394,650 in 2003 to $398,696 in 2004 primarily due to the overall increase in values of the financial assets during the past year. Trust income for 2003 was $2,035, essentially flat when compared to 2002 as trust assets under management increased $63,861, or 19.3%, from $330,789 in 2002.

During the second quarter of 2004, the Company sold its $6,090 credit card portfolio. The gain realized on the sale was $1,158 after tax. Integra entered into an arrangement with the purchaser of the portfolio to offer Integra's customers a wider variety of credit card products. Management anticipates that the transaction will be approximately income neutral to positive in future periods with the reduction in spread income, and fees more than offset by fee sharing arrangements with the purchaser of the portfolio, as well as reduced loan loss provision and processing expenses.

The Company announced in December 2004 its intention to sell three branches in southern Illinois. This sale should be completed in the second quarter of 2005. The deposits for these three branches were approximately $73,929 at December 31, 2004; however, certain deposits may be excluded from the sale.

Other non-interest income totaled $4,399 in 2004 compared to $3,472 in 2003 and $3,730 in 2002. During 2004 the Company recorded income of nearly $600 from the loan to a foreign subsidiary of a domestic company. This gain was the result of the fluctuations in the eurodollar exchange rate. This is the Company's only foreign currency exposure. There was a corresponding expense recorded in other expense which netted to a gain of $11. Included in 2002, was $402 from the expiration of covered call option contracts and $97 from net securities trading account income. These revenue sources were related to a discontinued leverage program. Management has no plans to revive these programs.

Securities transactions resulted in gains of $4,477 in 2004, $3,052 in 2003, and $9,098 in 2002. The gains in 2004 were, in large part, a result of the balance sheet restructuring. The gains in 2003 were used, in part, to offset the costs associated with prepaying $15,000 in long-term FHLB borrowings and the redemption of $34,500 of trust preferred securities.

NON-INTEREST EXPENSE

Non-interest expense for 2004 totaled $138,180, an increase of $55,913, or 68.0% compared to the prior year. The increase is primarily attributable to $56,998 of debt prepayment fees paid during the balance sheet restructure, which culminated in the first quarter of 2004. Adjusted non-interest expense was $78,902 for 2004, or 2.1%, higher than 2003. The table below illustrates several expenses incurred outside the traditional core bank operations and reconciles non-interest expense and adjusted non-interest expense. Management believes excluding these items presents a clearer picture of core operating expense.

Reconciliation Table - Adjusted non-interest expense

                                                  2004       2003      2002
                                                --------   -------   -------
Non-interest expense as reported                $138,180   $82,267   $82,877
Less Debt prepayment expenses                     56,998     1,243     5,938
Less Loan held for sale expense                       87         1     2,677
Less Low income housing project losses             2,193     2,570       652
Less Accelerated Trust Preferred amortization         --     1,196        --
                                                --------   -------   -------
Adjusted non-interest expense                   $ 78,902   $77,257   $73,610

Salaries and employee benefits accounted for 54.4% of adjusted non-interest expense in 2004 compared to 54.8% in 2003 and 52.7% in 2002. Salaries and employee benefits totaled $42,907 in 2004 compared to $42,347 in 2003, an increase of $560, or 1.3%. Salaries, incentives and commissions increased $1,227, or 3.5% while insurance and other benefits decreased $667.

In 2003 salaries and benefits rose $3,522 compared to 2002. The increase was attributable to three items (1) salaries increased approximately $1,074, or 3.7%, (2) medical insurance increased $1,129, and (3) commissions and incentives increased $1,481. Part of the increase in salary expense in 2003 is attributable to in-sourcing the Company's internal audit and loan review functions. The Company has reviewed the costs of medical insurance and in 2004 offered an alternative choice to employees that incents employees to manage their health care consumption and could help control the increase in these expenses in the future. The alternative plan has higher deductibles but provides a savings account for the employee which, if not used in the current year, can be utilized to offset health care deductibles in future periods. The commissions and incentives increases in 2003 and 2002 were mainly due to the increase in performance-based awards tied to loan originations and sales of fee-based services and deposit products.

At December 31, 2004, the Company had 839 full-time equivalent employees compared to 886 in 2003 and 915 in 2002.

Occupancy expense and equipment expense for 2004 were $6,625 and $4,052, respectively, compared to $5,909 and $4,361, respectively in 2003 and $5,586 and $4,474, respectively in 2002. The Company was operating 76 banking centers at December 31, 2004 compared to 72 banking centers in 2003 and 74 in 2002. New banking centers were opened in Bowling Green and Georgetown, Kentucky during the first quarter of 2004 and in Evansville, Indiana and Henderson, Kentucky in the third and fourth quarters of 2004, respectively. Included in occupancy and equipment expense for 2004 is $296 and $24, respectively, directly related to the new branches. Another banking center is under construction in Florence, Kentucky to be opened in the second quarter of 2005. The Company has entered into a definitive agreement to sell three branches in southern Illinois in the second quarter of 2005. In May 2003, the Company sold its Owingsville, Kentucky banking center.

Professional fees were $4,485 in 2004, an increase of $81, or 1.8%, from 2003. Legal fees, which are included in professional fees, decreased $541 as the Company started an internal legal department, brought some legal services in-house, and closely monitored other legal and professional fees. This decrease was mainly offset by an increase in audit fees as a direct result of compliance with Sarbanes-Oxley section 404. Professional fees were $4,404 in 2003, a decrease of $501, or 10.2% from 2002 as internal audit and loan review services were brought in-house.

Communication and transportation expenses decreased $563, or 14.1%, from 2003 compared to 2004 and $40, or 1.0% in 2003 compared to 2002. The decrease from 2003 to 2004 was due to switching to a different telecommunications carrier in the later part of 2003. Processing expenses increased slightly in 2004 almost to the level of 2002.

Marketing expenses increased in 2004 by $350 due to a program to increase low cost deposit growth.

In 2004 the Company incurred debt prepayment fees of $56,998 as a result of the balance sheet restructuring. The Company incurred debt prepayment expenses of $1,243 in 2003 and $5,938 in 2002 as a result of prepaying $15,000 in long-term FHLB advances and $90,000 in term repurchase agreements in 2003 and 2002, respectively. The Company restructured a portion of its balance sheet each year by selling certain mortgaged-backed investment securities, using the proceeds to retire the debt and reinvest in shorter maturity securities with more predictable cash flows.

Pre-tax operating losses related to the Company's investment in low-income housing projects ("LIHP") decreased $377 in 2004 compared to an increase of $1,918 in 2003. The increase in 2003 was mainly attributable to the LIHP entered into in late 2002.

Amortization of intangible assets was $1,612 in 2004 compared to $1,619 in 2003 and $1,622 in 2002. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but rather are subject to testing for impairment. The Company completed this testing in 2004 and found no impairment. During the fourth quarter of 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, and, as required, reversed approximately $526 of pre-tax amortization expense incurred during the first nine months of 2002.

Other non-interest expense decreased $868 in 2004 compared to 2003. Other non-interest expenses were $9,233 in 2003, decreasing $914, or 9.0%, from the prior year. Expenses related to trust preferred amortization also increased $1,196, caused mainly from the redemption of $34,500 of fixed rate trust preferred securities in the second quarter of 2003.

INCOME TAXES

The Company recognized income tax benefit of $14,791 for the twelve months ended December 31, 2004, compared with a tax expense of $58 in 2003 and a tax expense of $3,778 in 2002. The 2004 benefit resulted from the loss incurred as a result of the balance sheet restructuring. The Company expects to be able to utilize these net-operating losses in future periods. After the balance sheet restructuring the effective tax rate for the following three-quarters was approximately 21%.

Investments in bank-owned life insurance policies on certain officers, a tax-exempt item, generated $1,547 of income during 2004 compared to $1,788 in 2003. Dividend income on tax-preferred securities decreased $791 during 2004 compared to 2003. In late 2002, the Company invested in a LIHP, which generated $1,344 more tax credits in 2003 than in 2002. The credits were approximately equal for 2004 and 2003. These credits are a direct offset to tax expense and a large component of lowering the tax expense in 2003 and 2002. See Note 11 of the Notes to the Consolidated Financial Statements for an additional discussion of these sources.

INTERIM FINANCIAL DATA

The following tables reflect summarized quarterly data for the periods described:

                                                          2004
                                    -----------------------------------------------
Three months ended                  December 31   September 30   June 30   March 31
------------------                  -----------   ------------   -------   --------
Interest income                       $33,572        $32,881     $31,727   $ 34,191
Interest expense                       11,420         10,752      10,158     15,574
                                      -------        -------     -------   --------
   Net interest income                 22,152         22,129      21,569     18,617
Provision for loan losses                 350            150         155        650
Non-interest income                     6,975          7,099       7,516     12,017
Non-interest expense                   19,756         20,289      20,570     77,565
                                      -------        -------     -------   --------
Income (loss) before income taxes       9,021          8,789       8,360    (47,581)
Income taxes (benefits)                 1,942          1,905       1,705    (20,343)
                                      -------        -------     -------   --------
   NET INCOME (LOSS)                  $ 7,079        $ 6,884     $ 6,655   $(27,238)
                                      =======        =======     =======   ========

Earnings per share:
   Basic                              $  0.41        $  0.40     $  0.38   $  (1.57)
   Diluted                               0.41           0.40        0.38      (1.57)

Average shares:
   Basic                               17,337         17,328      17,312     17,297
   Diluted                             17,437         17,378      17,368     17,297

                                                          2003
                                    -----------------------------------------------
Three months ended                  December 31   September 30   June 30   March 31
------------------                  -----------   ------------   -------   --------
Interest income                       $35,269        $35,506     $36,011   $36,329
Interest expense                       16,421         17,093      18,520    18,839
                                      -------        -------     -------   --------
   Net interest income                 18,848         18,413      17,491    17,490
Provision for loan losses               1,000          1,110       1,600     1,235
Non-interest income                     7,794          8,582       8,887     7,530
Non-interest expense                   19,828         21,090      20,978    20,371
                                      -------        -------     -------   --------
Income before income taxes              5,814          4,795       3,800     3,414
Income taxes (benefits)                   945            141        (513)     (515)
                                      -------        -------     -------   --------
   NET INCOME                         $ 4,869        $ 4,654     $ 4,313   $ 3,929
                                      =======        =======     =======   ========

Earnings per share:
   Basic                              $  0.28        $  0.27     $  0.25   $  0.23
   Diluted                               0.28           0.27        0.25      0.23

Average shares:
   Basic                               17,287         17,286      17,286    17,273
   Diluted                             17,310         17,303      17,287    17,274

FOURTH QUARTER 2004

The fourth quarter net income was $7,079, or $0.41 per diluted share. This represents a $2,210, or 45.4% increase, in net income from the same quarter 2003 result of $0.28 per diluted share. The stronger performance was driven, in part, by an 81 basis point improvement in the net interest margin to 3.71% on a fully tax equivalent basis, lower non-performing assets and solid credit trends. Comparisons to the fourth quarter of 2003 are impacted by Integra's balance sheet restructuring which occurred late in the first quarter of 2004. Interest income in the fourth quarter of 2004, on a tax-equivalent basis, benefited from a $804 collection of interest and margin related fees on a loan that had previously been on nonaccrual status and contributed approximately 13 basis points to the net interest margin in the fourth quarter of 2004.

Return on assets and return on equity were 1.04% and 13.49%, respectively, for the fourth quarter of 2004 compared to 0.65% and 8.33% for the fourth quarter of 2003.

FINANCIAL CONDITION

Total assets at December 31, 2004, were $2,757,165, compared to $2,958,294 at December 31, 2003.

SHORT-TERM INVESTMENTS

Federal funds sold and other short-term investments totaled $64 at December 31, 2004 compared to $8,658 one-year prior. At December 31, 2004 there were no federal funds sold compared to $8,100 on December 31, 2003.

SECURITIES PORTFOLIO

Total investment securities, which are all classified as available for sale, comprised 29.1% of total assets at December 31, 2004 compared to 32.9% at December 31, 2003. They represent the second largest asset component after loans. Securities decreased $173,052 to $801,059 at December 31, 2004 from one-year prior. The balance sheet restructuring included a reduction in the security portfolio of approximately $262,000. The portfolio has continued to shift toward investments in 2-3 year low premium or discount Collateralized Mortgage Obligations ("CMOs") and 3 to 5 year hybrid ARMs, and out of high premium 15 and 30 year fixed rate passthrough mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates, which occurred in 2003. Mortgage-backed securities and CMOs represented 79.6% of the investment portfolio at December 31, 2004 as compared to 77.1% and 73.7% at December 31, 2003 and 2002, respectively. Management repositioned a portion of the portfolio late in 2002 and early 2003 in order to reduce the exposure to accelerating prepayments and unanticipated premium write-downs going forward. The Company's present investment strategy focuses on shorter duration securities with more predictable cash flows in a variety of interest rate scenarios.

                                               December 31,
SECURITIES PORTFOLIO                  ------------------------------
(At Fair Value)                         2004       2003       2002
--------------------                  --------   --------   --------
U.S. Government agencies              $  1,095   $ 40,977   $ 15,437
Mortgage-backed securities             230,685    285,997    369,405
Collateralized Mortgage Obligations    407,126    464,562    330,104
State & political subdivisions          97,813    117,078    147,214
Other securities                        64,340     65,497     87,340
                                      --------   --------   --------
   Total                              $801,059   $974,111   $949,500
                                      ========   ========   ========

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time to time the Company purchases this dividend paying stock according to capital requirements set by the respective regulatory agencies.

LOANS

Loans, net of unearned income, at December 31, 2004 totaled $1,665,324 compared to $1,699,688 at year-end 2003, reflecting a decrease of $34,364, or 2.0%. Commercial loans, which include commercial, industrial and agricultural; commercial real estate; and construction and development, decreased $17,563 at December 31, 2004 compared to the same period in 2003. Commercial, industrial and agricultural loans decreased $22,777 to $563,382 from $586,159 at December 31, 2003 while commercial real estate and construction loans increased $5,214 as a result of the commercial real estate strategy. In the second half of 2003, the Company expanded its commercial lending activities by adding a team of commercial lenders with a particular focus on commercial real estate. The Company opened loan production offices ("LPOs") in metro Cincinnati and Cleveland, Ohio and Louisville, Kentucky. By year-end 2004, this group has originated approximately $107,000 in loans compared to $28,000 in 2003. Most of these loans are located within the areas the LPOs serve. Loans are occasionally made on projects outside the markets served by the LPOs, to borrowers located within the Company's defined lending area.

Residential mortgage loans decreased $21,888, or 4.6%, to $456,007 at December 31, 2004 compared to $477,895 at the same time in 2003. Home equity loans increased to $143,037 at December 31, 2004 an increase of $10,936. Home equity loans are generally lines of credit collateralized by a mortgage on the customer's primary residence.

Consumer loans increased $2,969, or 1.6% to $187,395 at December 31, 2004. Consumer loans include direct and indirect loans to consumers. Indirect loans at December 31, 2004 were $107,746 compared to $88,409 at December 31, 2003. These indirect loans are primarily recreational vehicle and boat loans to borrowers in the Midwest.

LOAN PORTFOLIO AT YEAR END (1)

                                       2004         2003         2002         2001         2000
                                    ----------   ----------   ----------   ----------   ----------
Commercial, industrial and
   agricultural loans               $  563,382   $  586,159   $  644,084   $  326,549   $  353,934
Economic development loans and
   other obligations of state and
   political subdivisions               13,195       20,951       18,360       19,980       25,120
Lease financing                          5,731        6,796        7,366        8,004       14,486
Commercial mortgages                   224,066      238,261      172,640           --           --
Construction and development            72,517       53,108       36,981           --           --
Real estate loans                           --           --           --    1,118,607    1,154,129
Residential mortgages                  456,007      477,895      451,920           --           --
Home equity                            143,037      132,101      126,257           --           --
Consumer loans                         187,395      184,426      148,580      126,735      139,804
                                    ----------   ----------   ----------   ----------   ----------
   Total loans                       1,665,330    1,699,697    1,606,188    1,599,875    1,687,473
Less: unearned income                        6            9           33          143          143
                                    ----------   ----------   ----------   ----------   ----------
   Loans, net of unearned income    $1,665,324   $1,699,688   $1,606,155   $1,599,732   $1,687,330
                                    ==========   ==========   ==========   ==========   ==========

(1) In 2003, the Company changed its methodology for classifying the types of loans in its portfolio. The principal effect of this change was to reduce the number of loans reported prior to 2002 as real estate or real estate mortgage loans. The Company determined that it was not practical to apply the new methodology to earlier years. As a result, information for years 2001 and 2000 are shown as previously reported and are not comparable to the information for 2004, 2003, and 2002. Comparable amounts that would be included in the real estate loans line for 2004, 2003, and 2002 would be $1,139,620, $1,136,431 and $1,113,404, respectively.

Different types of loans are subject to varying levels of risk. Management mitigates this risk through portfolio diversification as well as geographic diversification. The Company concentrates its lending activity in the geographic market areas that it serves, primarily Indiana, Illinois, Kentucky and Ohio. The loan portfolio is also diversified by type of loan and industry.

The Company lends to customers in various industries including real estate, agricultural, health and other related services, and manufacturing. There is no concentration of loans in any single industry exceeding 10% of the portfolio nor does the portfolio contain any loans to finance speculative transactions or loans to foreign entities. The Company has one loan of approximately $2,000 to a foreign subsidiary of a domestic company. This loan is guaranteed by the domestic parent which hedges the currency through a Eurodollar agent.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2004

                                After 1 Year
Total Loans            Within    But Within     Over
Rate sensitivities:    1 Year      5 Years     5 Years      Total
-------------------   --------   ----------   --------   ----------
Fixed rate loans      $ 56,665    $335,868    $293,020   $  685,553
Variable rate loans    657,853     244,635      59,312      961,800
                      --------    --------    --------    ---------
   Subtotal           $714,518    $580,503    $352,332    1,647,353
                      --------    --------    --------
   Percent of total      43.37%      35.24%      21.39%
Nonaccrual loans                                             17,971
                                                         ----------
   Total loans                                           $1,665,324
                                                         ==========

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2004
Commercial, Industrial, Agricultural, Construction and Development Loans

                                          After 1 Year
                                Within     But Within      Over
                                1 Year       5 Years     5 Years     Total
                               --------   ------------   -------   --------
Commercial, industrial and
   agriculture loans           $290,916     $202,659     $58,844   $552,419
Construction and development     68,008        4,408          17     72,433
                               --------     --------     -------   --------
   Total                       $358,924     $207,067     $58,861   $624,852
                               ========     ========     =======   ========
   Fixed rate                  $ 17,307     $177,411     $53,776   $248,494
   Variable rate                341,617       29,656       5,085    376,358
                               --------     --------     -------   --------
   Subtotal                    $358,924     $207,067     $58,861    624,852
                               --------     --------     -------
   Percent of total               57.44%       33.14%       9.42%

Nonaccrual loans                                                     11,047
                                                                   --------
      Total                                                        $635,899
                                                                   ========

NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest according to the terms of the contract. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectability of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower's financial position. Loans 90 days or more past-due are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms. Included in the non-performing assets in 2003 and 2002 was a defaulted utility bond anticipation note issue, with a face value of $3,000. In the second quarter of 2004 the Company received total payment on the issue.

NON-PERFORMING ASSETS AT YEAR END

                                                    2004      2003      2002      2001      2000
                                                  -------   -------   -------   -------   -------
Non-performing loans:(1)
   Nonaccrual                                     $17,971   $15,725   $20,010   $21,722   $33,079
   Restructured                                        --        --        --        --       160
   90 days past due and still accruing interest       576     2,566     2,367     2,500     3,760
                                                  -------   -------   -------   -------   -------
      Total non-performing loans                   18,547    18,291    22,377    24,222    36,999
Defaulted municipal securities                         --     2,692     2,536        --        --
Other real estate owned                               243     1,341     2,286     2,866     1,522
                                                  -------   -------   -------   -------   -------
      Total non-performing assets                 $18,790   $22,324   $27,199   $27,088   $38,521
                                                  =======   =======   =======   =======   =======

(1)  Includes non-performing loans classified as loans held for sale.

Non-performing loans were 1.11% and 1.08% of loans, net of unearned income at the end of 2004 and 2003, respectively. The Company actively manages non-performing loans in order to maintain this level. The change in the components of non-performing loans was due to one large loan which was included in 90 days past due category for 2003. During 2004 this loan was placed in non-accrual status. Non-performing assets decreased $3,534 mainly due to the settlement of the above-mentioned municipal security. The interest recognized on nonaccrual loans was approximately $109, $69 and $68, in 2004, 2003 and 2002, respectively. The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $1,148, $943 and $1,143 for 2004,

2003 and 2002, respectively.

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

CREDIT MANAGEMENT

The Company's credit management procedures include Board oversight of the lending function by the Board's Credit and Risk Management Committee, which meets at least quarterly. The committee monitors credit quality through its review of information such as delinquencies, non-performing loans and assets, problem and watch list loans and charge-offs. The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment. In addition, a sample of loans is reviewed by an independent loan review department or outside independent third party, as well as by a compliance department and regulatory agencies.

Consumer, mortgage and small business loans are centrally underwritten and approved while commercial loans are approved through a combination of low individual lending authorities, independent senior credit officers and an executive loan committee. The executive loan committee approves or ratifies all loans in excess of $2,500.

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

A review of selected loans (based on risk rating and size) is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented by the loan review area, which provides information assisting in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.

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

The factors used to evaluate homogenous loans in accordance with the SFAS No. 5, Accounting for Contingencies are reviewed at least quarterly and are updated as conditions warrant, resulting in improved allocation of specific reserves. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to an amount that is adequate to absorb estimated loan losses as determined by management's periodic evaluations of the loan portfolio. This evaluation by management is based upon consideration of actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations. The adequacy of the allowance for loan losses is reviewed on a quarterly basis and presented to the Audit Committee of the Board of Directors for approval. The accounting policies related to the allowance for loan losses are significant policies that involve the use of estimates and a high degree of subjectivity. Management believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of credit risk after careful consideration of known relevant facts. In developing this assessment, management must rely on estimates and exercise judgement regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries or issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield different results, which may require an increase or decrease in the allowance for loan losses.

During the third quarter of 2004, management refined the process that it uses to perform this analysis. These included expanded data analysis, improved back-testing and continued refinements to documentation surrounding the adequacy of the allowance. Additionally, the controls utilized for data entry, testing, review and approval were enhanced. Management believes these changes provide more reliable measures of the probability of default and risk of loss for the Company's categories of loans with similar risk characteristics. The principal change involved the ability to analyze loss data over a longer period of time. This allows us to improve the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. These changes do not impact losses estimated in accordance with Financial Accounting Standard 114, "Accounting by Creditors for Impairment of a Loan" and overall did not have a material effect on the balance of the allowance for loan losses.

The Company continues to enhance its loan portfolio monitoring system to enhance its risk management capabilities. During the year the Company implemented the Markov migration model for it's commercial portfolio. Among the most significant enhancements were expanded score band performance, loan to value analysis, and vintage analysis.

The provision for loan losses totaled $1,305 in 2004, a decrease of $3,640 from the $4,945 provided in 2003. The lower provision reflected the change in the loan origination mix and the improved quality of the portfolio. At December 31, 2004, the allowance for loan losses as a percentage of loans was 1.43% as compared to 1.50% as of year-end 2003. During 2004, the Company's ratio of net charge-offs to average loans was 15 basis points compared to 25 basis points in 2003. Net charge-offs in 2002 were low due to the effects of the loan sale that was announced in 2001 and consummated in 2002. The allowance for loan losses to non-performing loans at December 31 was 128.29% in 2004 and 138.88% in 2003.

During 2004 the Company reclassified $76 from the allowance for loan losses to other liabilities reflecting the Company's estimated liability for losses on standby letters of credit and unfunded loan commitments. No amounts were reclassified for the prior years since the reserve for the commitments were immaterial.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES) (1)

                                                       2004         2003         2002         2001         2000
                                                    ----------   ----------   ----------   ----------   ----------
Allowance for loan losses, January 1                $   25,403   $   24,632   $   23,868   $   25,264   $   25,155
Allowance associated with purchase acquisitions             --           --           --        4,018        1,103
Writedowns related to loans transferred
   to loans held for sale                                   --           --           --       26,047           --
Loans charged off:
   Commercial, industrial and agriculture                1,550        2,330        1,235        4,457        1,722
   Lease financing                                          --           59           --          113           48
   Commercial mortgages                                    859          840          492           --           --
   Construction and development                             13           --           --           --           --
   Real estate mortgage                                     --           --           --        4,452        1,658
   Residential mortgages                                 1,321        1,734        2,236           --           --
   Home Equity                                             154          180          266           --           --
   Consumer                                                961        1,367        1,480        2,934        3,065
                                                    ----------   ----------   ----------   ----------   ----------
      Total                                              4,858        6,510        5,709       11,956        6,493
Recoveries on charged off loans:
   Commercial, industrial and agriculture                1,386        1,105        1,192          270          242
   Lease financing                                          --          119            4            2           13
   Commercial mortgages                                    242           86          138           --           --
   Construction and development                             24           --           --           --           --
   Real estate mortgage                                     --           --           --          371          235
   Residential mortgages                                   249          405        1,266           --           --
   Home Equity                                              24            1           33           --           --
   Consumer                                                394          620          697          869          871
                                                    ----------   ----------   ----------   ----------   ----------
      Total                                              2,319        2,336        3,330        1,512        1,361
                                                    ----------   ----------   ----------   ----------   ----------
         Net charge-offs                                 2,539        4,174        2,379       10,444        5,132
Provision for loan losses                                1,305        4,945        3,143       31,077        4,138
Allowance related to loans sold                           (299)          --           --           --           --
Transfer to reserve for unfunded commitments               (76)          --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------
Allowance for loan losses, December 31              $   23,794   $   25,403   $   24,632   $   23,868   $   25,264
                                                    ==========   ==========   ==========   ==========   ==========
Total loans at year-end, net of unearned income     $1,665,324   $1,699,688   $1,606,155   $1,599,732   $1,687,330
Average loans                                        1,644,471    1,670,938    1,596,462    1,747,882    1,674,864
Total non-performing loans                              18,547       18,291       22,377       24,222       36,999
Net charge-offs to average loans*                         0.15%        0.25%        0.15%        2.09%        0.31%
Provision for loan losses to average loans                0.08         0.30         0.20         1.78         0.25
Allowance for loan losses to loans                        1.43         1.50         1.53         1.49         1.50
Allowance for loan losses to non-performing loans       128.29       138.88       110.08        98.54        68.28

* 2001 includes writedowns related to loans transferred to loans held for sale. Excluding this amount, net charge-offs to average loans was 0.60%.

(1) In 2003, the Company changed its methodology for classifying the types of loans in its portfolio. As a result, information for years 2001 and 2000 are shown as previously reported and are not comparable to the information for 2004, 2003 and 2002.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31 (1)

                                          Allowance Applicable to               Percent of Loans to Total Gross Loans
                              -----------------------------------------------   -------------------------------------
Loan Type                       2004      2003      2002      2001      2000       2004   2003   2002   2001   2000
---------                     -------   -------   -------   -------   -------      ----   ----   ----   ----   ----
Commercial, industrial
   and agriculture            $10,326   $12,789   $13,421   $ 6,845   $ 6,042       48%    57%    61%    21%    23%
Economic development loans
   and other obligations of
   state and political
   subdivisions                    86       135       117        --        --       --      1%     1%    --     --
Lease financing                    63       105       129       140     3,184       --      1%     1%     1%     1%
Commercial mortgages            3,127     3,130     2,198        --        --       15%    14%    10%    --     --
Construction and
   development                    763       344       280        --        --        4%     2%     1%    --     --
Real estate mortgage               --        --        --     9,993     9,508       --     --     --     70%    68%
Residential mortgages           3,622     1,845     2,347        --        --       17%     8%    10%    --     --
Home equity                     1,059       778       529        --        --        5%     3%     2%    --     --
Consumer                        2,291     3,095     3,046     2,405     2,690       11%    14%    14%     8%     8%
                              -------   -------   -------   -------   -------      ---    ---    ---    ---    ---
   Allocated                   21,337    22,221    22,067    19,383    21,424      100%   100%   100%   100%   100%
                                                                                   ===    ===    ===    ===    ===
Unallocated                     2,457     3,182     2,565     4,485     3,840
                              -------   -------   -------   -------   -------
   Total                      $23,794   $25,403   $24,632   $23,868   $25,264
                              =======   =======   =======   =======   =======

(1) In 2003, the Company changed its methodology for classifying the types of loans in its portfolio. As a result, information for years 2001 and 2000 are shown as previously reported and are not comparable to the information for 2004, 2003 and 2002.

DEPOSITS

Total deposits were $1,896,541 at December 31, 2004 compared to $1,812,630 at December 31, 2003. The growth in deposits was in non-interest bearing and low cost interest bearing accounts. Measured at year-end, valuable core deposits grew by $110,465, or 11.4% in 2004. Time deposits greater than $100 decreased $1,368, while other time deposits decreased $25,186 since December 31, 2003. The Company had $7,096 in brokered deposits at December 31, 2004 and none at December 31, 2003.

TIME DEPOSITS OF $100 OR MORE AT DECEMBER 31, 2004

Maturing:
   3 months or less      $140,944
   Over 3 to 6 months      79,157
   Over 6 to 12 months     36,543
   Over 12 months          47,851
                         --------
       Total             $304,495
                         ========

SHORT-TERM BORROWINGS

Short-term borrowings totaled $174,933 at December 31, 2004, a decrease of $79,045 from year-end 2003. Federal funds purchased represent short-term borrowings, usually overnight, from other financial institutions. Securities sold under agreements to repurchase are collateralized transactions acquired in national markets as well as from the Company's commercial customers as a part of a cash management service. Repurchase agreements provide the Company with a lower interest cost than similar sources of funds. The Company had repurchase agreements outstanding of $74,194 and $195,372 at December 31, 2004 and 2003, respectively. Short-term Federal Home Loan Bank ("FHLB") advances and other short-term borrowed funds are borrowings with a maturity date of one year or less. Short-term borrowed funds totaled $45,039 and $7,606 at December 31, 2004 and 2003, respectively. The Company currently has an unsecured line of credit for $15,000 with the full amount available at year-end 2004.

LONG-TERM BORROWINGS

Long-term borrowings have maturities greater than one year and include advances from the FHLB and term notes from other financial institutions. Long-term borrowings decreased $181,339 during 2004 to $457,359 from $638,698 at December 31, 2003 mainly as a result of the balance sheet restructuring. Included in long-term borrowings are $54,125 in trust preferred securities and $221,653 of FHLB advances. These advances carried a weighted average interest rate of 2.37% with final maturities ranging from 2005 through 2010.

As part of the balance sheet restructuring the Company added $75,000 in fixed rate national market repurchase agreements by $75,000 and issued $4,000 of floating rate unsecured subordinated debt. The repurchase agreements which have a final maturity in 2008 have an average fixed rate of 2.78%.

The unsecured subordinated debt has a floating rate of three-month LIBOR plus 2.85% and will mature on April 7, 2014. Issuance costs of $141 were paid by the Company and are being amortized over the life of the debt.

In April 2003, the Company issued $10,000 of floating rate-subordinated debt which will mature on April 10, 2013. Issuance costs of $331 were paid by the Company and are being amortized over the life of the debt.

During the second quarter of 2003, the Company issued $35,568 in trust preferred securities as a participant in a pooled fund with a floating interest rate, which was 5.65% on December 31, 2004. The issue matures on June 26, 2033. Issuance costs of $1,045 were paid by the Company and are being amortized over the life of the debt. The Company has the right to call these securities at par effective June 25, 2008. The funds were used to redeem $34,500 of trust preferred securities which had a fixed rate of 8.25%.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The Company has certain obligations and commitments to make future payments under contracts. The Company's long-term borrowings represent FHLB advances with various terms and rates collateralized primarily by first mortgage loans and certain specifically assigned securities, securities sold under repurchase agreements, notes payable secured by equipment, subordinated debt and trust preferred securities. The Company is also committed under various operating leases for premises and equipment.

In the normal course of business, there are various outstanding commitments and contingencies, including letters of credit and standby letters of credit, that are not reflected in the consolidated financial statements. The Company's exposure to credit loss in the event the nonperformance by the other party to the commitment is limited to the contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for other on-balance sheet instruments.

The following table lists the Company's significant contractual obligations and significant commitments coming due in the periods indicated at December 31, 2004. Further discussion of these obligations or commitments is included in Note 18 to the consolidated financial statements.

                                                      Less than    1 to 3     3 to 5    After 5
                                             Total     One Year     Years     Years      Years
                                           --------   ---------   --------   -------   --------
As of December 31, 2004
Contractual On Balance Sheet Obligations
   Long-term debt                          $457,359    $    850   $314,279   $70,725   $ 71,505
   Operating leases                          18,920       2,129      3,958     2,768     10,065
                                           --------    --------   --------   -------   --------
      Total contractual cash obligations   $476,279    $  2,979   $318,237   $73,493   $ 81,570
                                           ========    ========   ========   =======   ========

Off Balance Sheet Obligations
   Lines of credit                         $266,949    $ 89,395   $ 29,684   $11,014   $136,856
   Standby letters of credit                  7,886       7,682        204        --         --
   Other commitments                        141,975      25,206     57,270    30,258     29,241
                                           --------    --------   --------   -------   --------
      Total other commitments              $416,810    $122,283   $ 87,158   $41,272   $166,097
                                           ========    ========   ========   =======   ========

CAPITAL RESOURCES

At December 31, 2004, shareholders' equity totaled $209,291, a decrease of $23,701, or 10.2%, from 2003. This decrease was primarily the result of a net loss of $6,620 due to the balance sheet restructuring in the first quarter of 2004 and the declaration of cash dividends of $12,409 for the year ended December 31, 2004. This compares to net income of $17,765 and cash dividends declared of $16,266 in 2003. In the first quarter of 2004 in conjunction with the balance sheet restructuring, the Company reduced the dividend from $0.235 per share to $0.16 per share. The dividend payout ratio for 2004 was not meaningful due to the net loss and was 91.26% in 2003. The average equity to average asset ratio was 7.62% and 7.97% for 2004 and 2003, respectively.

The Company has opened four branches in 2004: two new banking centers in early 2004, a third in the third quarter and a fourth in the fourth quarter. The Company plans to open a branch in the second quarter of 2005 located in Florence, Kentucky. The Florence banking center will also serve as a regional office for the Cincinnati metro area. In late 2004, the Company announced its intentions to sell three branches in Illinois.

The Company and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2004, the Company and Integra Bank exceeded the regulatory minimums and Integra Bank met the regulatory definition of well capitalized. See additional discussion in Note 15.

Capital trust preferred securities held by the Company's wholly-owned subsidiaries currently qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FASB Interpretation No. 46 ("FIN 46"), the Federal Reserve Board adopted a rule that allows the limited inclusion of trust preferred securities in Tier 1 capital, subject to stricter qualitative limits.

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

For Integra Bank N.A., the primary sources of short-term asset liquidity have been federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Company's asset/liability management program. When these sources are not adequate, the Company may use federal fund purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with FHLB Indianapolis, as alternative sources of liquidity. Additionally, the Company's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At December 31, 2004 and 2003, respectively, federal funds sold and other short-term investments were $64 and $8,658. Additionally, at December 31, 2004, the Company had $244,000 available from unused federal funds lines and in excess of $270,000 in unencumbered securities available for repurchase agreements. The Bank also has a "borrower in custody" ("BIC") line with the Federal Reserve Bank totaling over $468,125 as part of its liquidity contingency.

Liquidity for the Company is required to support operational expenses of the Company, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to common shareholders and other general corporate purposes. Liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. During the first quarter of 2004, the Company announced a change in its dividend philosophy and moved to a long-term dividend payout ratio of 35% to 50% of net earnings. The Company also has an unsecured line of credit available which permits it to borrow up to $15,000. At December 31, 2004 the Company had $15,000 available for future use. Management believes that the Company has adequate liquidity to meet its foreseeable needs.

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

EARNINGS AT RISK ("EAR"). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At December 31, 2004, the Company would experience a negative 5.77% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 0.59% change in net interest income. Both simulation results are within the policy limits established by the Board ALCO. During 2004, EAR in the up 200 basis point scenario was favorably impacted by an increase in floating rate loans and by the reduction in both investment securities and short-term borrowings which were part of the balance sheet restructuring that occurred in March 2004.

                    Estimated Change in EAR from the Base Interest Rate Scenario
                    ------------------------------------------------------------
                                -200 basis points   +200 basis points
                                -----------------   -----------------
December 31, 2004                     -5.77%              -0.59%
December 31, 2003                     -5.20%              -4.26%

ECONOMIC VALUE OF EQUITY ("EVE"). Management considers EVE to be its best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Company uses a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the "Base" interest rate scenario. For EVE calculations, future balance sheet composition is not a factor.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the "Base" interest rate scenario is shocked up or down 200 basis points within a range of plus or minus 15%.

At December 31, 2004, the Company would experience a positive 1.37% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 7.77% change in EVE. Both of these measures are within Board approved policy limits. The reduction in the size of the investment securities portfolio, which was part of the balance sheet restructure in March 2004, accounts for the majority of the improvement in the EVE risk measure from the previous year in the up 200 basis point scenario.

                    Estimated Change in EVE from the Base Interest Rate Scenario
                    ------------------------------------------------------------
                                -200 basis points   +200 basis points
                                -----------------   -----------------
December 31, 2004                     1.37%               -7.77%
December 31, 2003                     0.04%              -12.77%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Integra Bank Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

     Based on our assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

     Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears on page 31 of this Annual Report on Form 10-K.


/s/ Michael T. Vea                         /s/ Sheila A. Stoke
--------------------------------------     -------------------------------------
Chairman of the Board, Chief Executive     Senior Vice President, Controller and
Officer and President                      Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Integra Bank Corporation:

We have completed an integrated audit of Integra Bank Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Integra Bank Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
March 10, 2005

                    INTEGRA BANK CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                       December 31,
                                                                 -----------------------
                                                                    2004         2003
                                                                 ----------   ----------
ASSETS
Cash and due from banks                                          $   71,770   $   66,285
Federal funds sold and other short-term investments                      64        8,658
                                                                 ----------   ----------
   Total cash and cash equivalents                                   71,834       74,943
Loans held for sale (at lower of cost or fair value)                  1,173          242
Securities available for sale                                       801,059      974,111
Regulatory stock                                                     32,975       32,875
Loans, net of unearned income                                     1,665,324    1,699,688
Less: Allowance for loan losses                                     (23,794)     (25,403)
                                                                 ----------   ----------
   Net loans                                                      1,641,530    1,674,285
Premises and equipment                                               50,233       54,563
Goodwill                                                             44,839       44,839
Other intangible assets                                               8,697       10,309
Other assets                                                        104,825       92,127
                                                                 ----------   ----------
TOTAL ASSETS                                                     $2,757,165   $2,958,294
                                                                 ==========   ==========

LIABILITIES
Deposits:
   Non-interest-bearing demand                                   $  257,963   $  219,983
   Interest-bearing:
      Savings, interest checking and money market accounts          820,104      747,619
      Time deposits of $100 or more                                 304,495      305,863
      Other interest-bearing                                        513,979      539,165
                                                                 ----------   ----------
   Total deposits                                                 1,896,541    1,812,630
Short-term borrowings                                               174,933      253,978
Long-term borrowings                                                457,359      638,698
Other liabilities                                                    19,041       19,996
                                                                 ----------   ----------
   TOTAL LIABILITIES                                              2,547,874    2,725,302

Commitments and contingent liabilities (Note 18)                         --           --

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
   None outstanding
Common stock - $1.00 stated value:
   Shares authorized: 29,000,000
   Shares outstanding: 17,375,004 and 17,310,782, respectively       17,375       17,311
Additional paid-in capital                                          126,977      125,789
Retained earnings                                                    64,481       83,510
Unvested restricted stock                                              (578)        (292)
Accumulated other comprehensive income                                1,036        6,674
                                                                 ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY                                       209,291      232,992
                                                                 ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $2,757,165   $2,958,294
                                                                 ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                        Consolidated Statements of Income
                 (In Thousands, Except Share and Per Share Data)

                                                                      Year Ended December 31,
                                                                  ------------------------------
                                                                    2004       2003       2002
                                                                  --------   --------   --------
INTEREST INCOME
Interest and fees on loans:
   Taxable                                                        $ 94,874   $ 99,951   $110,042
   Tax-exempt                                                          449        877      1,257
Interest and dividends on securities:
   Taxable                                                          29,221     31,388     38,124
   Tax-exempt                                                        6,045      8,692     10,291
Dividends on regulatory stock                                        1,518      1,696      2,028
Interest on loans held for sale                                        179        451      1,717
Interest on federal funds sold and other short-term investments         85         60      1,172
                                                                  --------   --------   --------
   Total interest income                                           132,371    143,115    164,631

INTEREST EXPENSE
Interest on deposits                                                25,752     29,995     44,404
Interest on short-term borrowings                                    2,207      2,613      2,043
Interest on long-term borrowings                                    19,945     38,265     44,339
                                                                  --------   --------   --------
   Total interest expense                                           47,904     70,873     90,786

NET INTEREST INCOME                                                 84,467     72,242     73,845
Provision for loan losses                                            1,305      4,945      3,143
                                                                  --------   --------   --------
   Net interest income after provision for loan losses              83,162     67,297     70,702
                                                                  --------   --------   --------
NON-INTEREST INCOME
Service charges on deposit accounts                                 12,414     11,628     11,135
Other service charges and fees                                       5,254      5,035      4,675
Credit card fee income                                               2,060      1,864      1,576
Mortgage banking                                                       813      1,931      1,087
Trust income                                                         2,025      2,035      2,041
Securities gains                                                     4,477      3,052      9,098
Gain on mortgage loans sold                                            618      1,988      1,014
Cash surrender value life insurance income                           1,547      1,788      1,925
Other                                                                4,399      3,472      3,730
                                                                  --------   --------   --------
   Total non-interest income                                        33,607     32,793     36,281

NON-INTEREST EXPENSE
Salaries and employee benefits                                      42,907     42,347     38,825
Occupancy                                                            6,625      5,909      5,586
Equipment                                                            4,052      4,361      4,474
Professional fees                                                    4,485      4,404      4,905
Communication and transportation                                     3,427      3,990      4,030
Processing                                                           3,496      3,215      3,452
Software                                                             1,841      1,547      1,372
Marketing                                                            2,179      1,829      1,874
Debt prepayment fees                                                56,998      1,243      5,938
Low income housing project losses                                    2,193      2,570        652
Amortization of intangible assets                                    1,612      1,619      1,622
Other                                                                8,365      9,233     10,147
                                                                  --------   --------   --------
   Total non-interest expense                                      138,180     82,267     82,877
                                                                  --------   --------   --------
Income (loss) before income taxes                                  (21,411)    17,823     24,106
Income taxes (benefit)                                             (14,791)        58      3,778
                                                                  --------   --------   --------
NET INCOME (LOSS)                                                 $ (6,620)  $ 17,765   $ 20,328
                                                                  ========   ========   ========
Earnings (loss) per share:
   Basic                                                          $  (0.38)  $   1.03   $   1.18
   Diluted                                                        $  (0.38)  $   1.03   $   1.18
Weighted average shares outstanding:
   Basic                                                            17,318     17,285     17,276
   Diluted                                                          17,318     17,300     17,283

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                 (In Thousands)

                                                                          Year Ended December 31,
                                                                       ----------------------------
                                                                         2004       2003      2002
                                                                       --------   -------   -------
Net income (loss)                                                      $ (6,620)  $17,765   $20,328

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in period
         (net of tax $(2,181), $(24) and $8,494 respectively)            (3,202)      (37)   12,465
      Reclassification of realized amounts
         (net of tax $(1,814), $(1,237) and $(3,687) respectively)       (2,663)   (1,815)   (5,411)
                                                                       --------   -------   -------
      Net unrealized gain (loss) on securities                           (5,865)   (1,852)    7,054

   Unrealized gain on hedged derivatives arising in period
      (net of tax $155, $373 and $74 respectively)                          227       548       110
                                                                       --------   -------   -------

Net unrealized gain (loss), recognized in other comprehensive income     (5,638)   (1,304)    7,164
                                                                       --------   -------   -------

Comprehensive income (loss)                                            $(12,258)  $16,461   $27,492
                                                                       ========   =======   =======

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
           Consolidated Statements of Changes In Shareholders' Equity
                 (In Thousands, Except Share and Per Share Data)

                                                                                                         Accumulated
                                                  Shares of           Additional             Unvested       Other         Total
                                                   Common     Common   Paid-In    Retained  Restricted  Comprehensive  Shareholders'
                                                    Stock     Stock    Capital    Earnings     Stock    Income (Loss)     Equity
                                                 ----------  -------  ----------  --------  ----------  -------------  -------------
BALANCE AT DECEMBER 31, 2001                     17,284,035  $17,284   $125,334   $ 77,935    $(270)       $   814        $221,097
                                                 ----------  -------   --------   --------    -----        -------        --------

Net income                                               --       --         --     20,328       --             --          20,328
Cash dividend declared ($0.94 per share)                 --       --         --    (16,252)      --             --         (16,252)
Change, net of tax, in unrealized gain/loss on:
   Securities                                            --       --         --         --       --          7,054           7,054
   Interest rate swaps                                   --       --         --         --       --            110             110
Exercise of stock options                             7,333        7        133         --       --             --             140
Unearned compensation amortization                       --       --         --         --      123             --             123
                                                 ----------  -------  ---------   --------    -----        -------        --------
BALANCE AT DECEMBER 31, 2002                     17,291,368  $17,291   $125,467   $ 82,011    $(147)       $ 7,978        $232,600
                                                 ==========  =======   ========   ========    =====        =======        ========

Net income                                               --       --         --     17,765       --             --          17,765
Cash dividend declared (0.94 per share)                  --       --         --    (16,266)      --             --         (16,266)
Change, net of tax, in unrealized gain/loss on:
   Securities                                            --       --         --         --       --         (1,852)         (1,852)
   Interest rate swaps                                   --       --         --         --       --            548             548
Exercise of stock options                             1,000        1         19         --       --             --              20
Grant of restricted stock                            18,414       19        303         --     (322)            --              --
Unearned compensation amortization                       --       --         --         --      177             --             177
                                                 ----------  -------   --------   --------    -----        -------        --------
BALANCE AT DECEMBER 31, 2003                     17,310,782  $17,311   $125,789   $ 83,510    $(292)       $ 6,674        $232,992
                                                 ==========  =======   ========   ========    =====        =======        ========

Net income                                               --       --         --     (6,620)      --             --          (6,620)
Cash dividend declared ($0.715 per share)                --       --         --    (12,409)      --             --         (12,409)
Change, net of tax, in unrealized gain/loss on:
   Securities                                            --       --         --         --       --         (5,865)         (5,865)
   Interest rate swaps                                   --       --         --         --       --            227             227
Exercise of stock options                            38,648       39        688         --       --             --             727
Grant of restricted stock, net of forfeitures        25,574       25        500         --     (525)            --              --
Unearned compensation amortization                       --       --         --         --      239             --             239
                                                 ----------  -------   --------   --------    -----        -------        --------
BALANCE AT DECEMBER 31, 2004                     17,375,004  $17,375   $126,977   $ 64,481    $(578)       $ 1,036        $209,291
                                                 ==========  =======   ========   ========    =====        =======        ========

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                              Year Ended December 31,
                                                                        -----------------------------------
                                                                           2004        2003         2002
                                                                        ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    $  (6,620)  $  17,765   $    20,328
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Federal Home Loan Bank stock dividends                              (100)        (93)         (186)
         Amortization and depreciation                                      8,991      12,300        15,258
         Amortization of unearned compensation                                239         177           123
         Provision for loan losses                                          1,305       4,945         3,143
         Net securities gains                                              (4,477)     (3,052)       (9,098)
         (Gain) loss on sale of premises and equipment                         24          24          (156)
         Gain on sale of other real estate owned                             (145)       (117)          (65)
         Gain on sale of loans                                             (1,158)         --            --
         Loss on low-income housing investments                             2,193         286           653
         Increase (decrease) in deferred taxes                            (13,192)      3,724        (9,081)
         Net gain on sale of loans held for sale                             (618)     (1,988)       (1,014)
         Proceeds from sale of loans held for sale                         81,352     189,664       173,068
         Origination of loans held for sale                               (81,665)   (174,151)     (151,681)
         (Increase) decrease in other assets                                  528       2,824        (3,230)
         Increase (decrease) in other liabilities                             396     (73,403)       71,670
                                                                        ---------   ---------   -----------
            Net cash flows provided by (used in) operating activities     (12,947)    (21,095)      109,732
                                                                        ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale              209,824     419,893       405,015
   Proceeds from sales of securities available for sale                   373,630     328,278       988,234
   Purchase of securities available for sale                             (417,778)   (777,119)   (1,351,661)
   (Increase) decrease in loans made to customers                          24,892     (98,150)       13,269
   Proceeds from sale of loans                                              7,043          --            --
   Purchase of premises and equipment                                      (5,439)     (6,568)       (4,118)
   Proceeds from sale of premises and equipment                             5,512       1,513           437
   Proceeds from sale of other real estate owned                            1,598       1,424         2,661
                                                                        ---------   ---------   -----------
      Net cash flows provided by (used in) investing activities           199,282    (130,729)       53,837
                                                                        ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                     83,911      30,682      (146,464)
   Termination fee on interest rate swap                                       --          --        (1,904)
   Net increase (decrease) in short-term borrowed funds                  (124,118)    159,302        (1,155)
   Proceeds from long-term borrowings                                     334,003      10,000            --
   Repayment of long-term borrowings                                     (470,269)    (28,577)     (109,499)
   Proceeds from trust preferred securities                                    --      35,568            --
   Repayment of trust preferred securities                                     --     (34,500)           --
   Dividends paid                                                         (13,698)    (16,261)      (16,250)
   Proceeds from exercise of stock options                                    727          20           140
                                                                        ---------   ---------   -----------
      Net cash flows provided by (used in) financing activities          (189,444)    156,234      (275,132)
                                                                        ---------   ---------   -----------
   Net increase (decrease) in cash and cash equivalents                    (3,109)      4,410      (111,563)
                                                                        ---------   ---------   -----------
   Cash and cash equivalents at beginning of year                          74,943      70,533       182,096
                                                                        ---------   ---------   -----------
   Cash and cash equivalents at end of year                             $  71,834   $  74,943   $    70,533
                                                                        =========   =========   ===========

Consolidated Statements of Cash Flows are continued on the following page.

                    INTEGRA BANK CORPORATION and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                 (In Thousands)

                                                              Year Ended December 31,
                                                            ---------------------------
                                                              2004      2003      2002
                                                            -------   -------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year:
      Interest                                              $48,702   $72,484   $96,482
      Income taxes (benefit)                                   (681)   (3,340)       37

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
   Change in allowance for unrealized (gain)/loss on
      securities available for sale                         $ 9,860   $(3,113)  $11,861
   Change in deferred taxes attributable to securities
      available for sale                                     (3,995)   (1,261)    4,807
   Change in fair value of derivative hedging instruments        --    (2,283)   (1,488)
   Other real estate acquired in settlement of loans            843       443     2,360
   Loans transferred from held for sale to loan portfolio        --        --    23,985
   Dividends declared and not paid                            2,780     4,068     4,063

See Accompanying Notes to Consolidated Financial Statements.

                    INTEGRA BANK CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and Per Share Data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation (the "Company") is a bank holding company that is based in Evansville, Indiana. The Company's principal subsidiary is Integra Bank N.A., a national banking association ("Integra Bank" or "Bank"). The Company owns Integra Reinsurance Company, Ltd. which was formed under the laws of the Turks and Caicos Islands and the state of Arizona. The Company merged a real estate holding subsidiary, Twenty-One South East Corporation, into the Company in May 2003. The Company also has a controlling interest in Integra Capital Trust II and Integra Capital Statutory Trust III, its trust securities affiliates. In June 2003, the Company dissolved Integra Capital Trust I, when the trust securities were called and issued new securities through the new affiliate, Integra Capital Statutory Trust III. The Company provides services and assistance to its wholly owned subsidiaries and Integra Bank's subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Company receives income and/or dividends from Integra Bank, where most of the Company's activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio. These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services. Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes, online banking, and complete personal and corporate trust services. Integra Bank also has a 71 percent ownership interest in Total Title Services, LLC, a provider of residential title insurance.

Integra Bank's products and services are delivered through its customers' channel of preference. At December 31, 2004, Integra Bank served its customers through 76 banking centers, 122 automatic teller machines ("ATMs") and three loan production offices. Integra Bank also serves its customers through its telephone banking and offers a suite of Internet-based products and services that can be found at http:\\www.integrabank.com.

Integra Reinsurance Company, Ltd. is an insurance company formed in June 2002 under the laws of the Turks and Caicos Islands as an exempted company for twenty years under the companies Ordinance 1981. It operates as an alien corporation in the state of Arizona and as such is subject to the rules and regulations of the National Association of Insurance Companies ("NAIC"). The company sells only American United Life Insurance Company's credit life and disability policies and operates within the Bank's banking center system. Integra Reinsurance Company began operation in May 2003.

The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States. The following is a description of the Company's significant accounting policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Integra Bank Corporation and its certain subsidiaries. At December 31, 2004, the Company's subsidiaries included in the consolidated financial statements consisted of a commercial bank, Integra Bank, and a reinsurance company. In May 2003, the Company merged its property management company into the parent company and also formed a reinsurance company. In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities ("VIEs"). FIN 46 provides that business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interest. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs of the Company beginning July 1, 2003. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This statement establishes guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of July 1, 2003 the Company adopted FIN 46 and SFAS 150 for Integra Statutory Capital Trust III, by deconsolidating the statutory business trust it created in June, 2003 to issue additional trust preferred securities that were used to redeem an earlier issue of trust preferred securities. The Company also deconsolidated Integra Capital Trust II in accordance with FIN 46. Earlier periods will have the statutory business trust that issued the trust preferred securities redeemed included in the consolidated financial statements.

All significant intercompany transactions and balances have been eliminated. The Company and its subsidiaries utilize the accrual basis of accounting. Certain prior period amounts have been reclassified to conform to the 2004 financial reporting presentation.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, commercial paper and federal funds sold which are readily convertible to known amounts of cash. Interest-bearing deposits in banks, regardless of maturity, are considered short-term investments and included as cash equivalents.

TRUST ASSETS

Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Integra Bank, is not included in the accompanying consolidated financial statements since such items are not assets of the Company.

SECURITIES

Securities classified as trading are those debt and equity securities that the Company bought and principally held for the purpose of selling them in the near future. Gains and losses on sales and fair-value adjustments are included as a component of net income. The Company does not have securities classified as trading in any period presented.

Securities classified as held to maturity are those securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The Company does not have securities classified as held to maturity in any period presented.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

LOANS

Loans are stated at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of aggregate cost or fair value.

Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method, which approximates the effective interest rate. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Management endeavors to recognize as quickly as possible situations where the borrower's repayment ability has become impaired or the collectability of interest is doubtful or involves more than the normal degree of risk. Generally, a loan is placed on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged-off. Real estate 1 - 4 family loans (both first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. The Company adheres to the standards for classification and treatment of open and closed-end credit extended to individuals for household, family and other personal expenditures, and includes consumer loans and credit cards, that are established by the Uniform Retail Classification and Account Management Policy (OCC Bulletin 2000-20). At the time a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and deferred loan fees amortization is discontinued. When doubt exists as to the collectability of the remaining book balance of a loan placed in nonaccrual status, any payments received will be applied to reduce principal to the extent necessary to eliminate such doubt. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest and principal. Past due loans are loans that are contractually past due as to interest or principal payments.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is that amount which, in management's opinion, is adequate to absorb probable loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. During the third quarter of 2004, management enhanced the process that it uses to perform this analysis. These enhancements included expanded data analysis, improved back-testing and continued refinements to documentation surrounding the adequacy of the allowance. The result includes more reliable measures of the probability of default and risk of loss given default for the Company's categories of loans with similar risk characteristics. The principal change involved the ability to analyze loss data over a longer period of time. This allows the Company to improve the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. These changes do not impact losses estimated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan and overall did not have a material effect on the balance of the allowance for loan losses.

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

A review of selected loans (based on loan type and size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with those members of management assigned accountability for the credit relationship. This review is supplemented with reviews by the Company's loan review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.

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

OTHER REAL ESTATE OWNED

Properties acquired through foreclosure and unused bank premises are initially recorded at market value, reduced by estimated selling costs and are accounted for at lower of cost or fair value. The market values of other real estate are typically determined based on appraisals by independent third parties. Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans. Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense. At December 31, 2004 and 2003, net other real estate owned was $243 and $1,341, respectively.

PREMISES AND EQUIPMENT

Land is carried at cost. Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of up to thirty-one and one-half years for premises and three to ten years for furniture and equipment. Costs of major additions and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred.

INTANGIBLE ASSETS

Costs in excess of market value of net assets acquired consist primarily of goodwill and core deposit intangibles. The Company assesses goodwill for impairment annually by applying a fair-value-based test using net present value of estimated net cash flows. Impairment exists when the net book value of the reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability.

Under the provisions of SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets, which have finite lives, continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 15 years.

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

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates and by prepayment characteristics. Any impairment of a grouping would need to be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. On an ongoing basis, management considers all relevant factors to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

Servicing rights resulting from loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment on an ongoing basis, based on market value, with any impairment recognized through a valuation allowance. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. Costs of servicing loans are charged to expense as incurred. At December 31, 2004 and 2003, the Company had mortgage servicing rights assets of $2,806 and $2,744, respectively.

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

The Company previously entered into interest rate swaps to convert floating-rate liabilities to fixed rates. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded.

Free-Standing Derivative Instruments - Derivative transactions that do not qualify for hedge accounting treatment under FAS 133 would be considered free-standing derivative instruments. Gains of losses from these instruments would be marked-to-market on a monthly basis and the impact recorded in net income. It is the Company's policy not to enter into freestanding derivative instruments without prior approval from the Asset Liability Committee and Finance ("ALCO") of the Board of Directors.

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

For the Year Ended December 31,                                       2004      2003      2002
-------------------------------                                     -------   -------   -------
Net income (loss):
   As reported                                                      $(6,620)  $17,765   $20,328
      Add: Stock-based compensation expense
         included in reported net income (loss), net of tax             142       105        73
      Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards,
         net of tax                                                   1,210       873       696
                                                                    -------   -------   -------
   Proforma                                                         $(7,688)  $16,997   $19,705
                                                                    =======   =======   =======
Earnings (loss) per share:
   Basic
      As reported                                                   $ (0.38)  $  1.03   $  1.18
      Proforma                                                        (0.44)     0.98      1.14
   Diluted
      As reported                                                   $ (0.38)  $  1.03   $  1.18
      Proforma                                                        (0.44)     0.98      1.14

The market value of the stock options granted have been estimated using the Black-Scholes options pricing model with the following weighted average assumptions.

                                    2004       2003       2002
                                  --------   --------   --------
Number of options granted          304,772    354,946    222,700
Risk-free interest rate               3.97%      3.35%      5.77%
Expected  life, in years                 7          7         10
Expected volatility                  33.16%     33.40%     34.06%
Expected dividend yield               3.13%      5.31%      4.81%
Estimated fair value per option   $   5.89   $   3.63   $   4.70

RECENT ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force released EITF Issue No. 03-1 - In March 2004, the Emerging Issues Task Force released EITF Issue No. 03-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is other than temporarily impaired and applies to investments classified as either Available for sale or Held to maturity under SFAS 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method. In addition, EITF 03-1 contains disclosure requirements for impairments that have not been recognized as other than temporary. In October 2004, the FASB voted to delay the effective date of the recognition and measurement provisions related to determining other than temporary impairment on Available for sale securities. The effective dates for the disclosure requirements vary depending on the type of investment being considered, however, all disclosures are now effective.

Management is monitoring the ongoing discussions by the FASB related to the recognition and measurement provisions mentioned above in order to assess the potential impact of this guidance on the financial statements of the Company.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued "Statement of Position 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the Company. SOP 03-3 limits the accretable yield to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over the investor's initial investment in the loan and it prohibits "carrying over" or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. The Company plans to adopt SFAS No. 123(R) on July 1, 2005 and is currently analyzing the transition method that will be used.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) for the year by the weighted average number of shares outstanding. Diluted earnings per share is computed as above, adjusted for the dilutive effects of stock options and restricted stock. Weighted average shares of common stock have been increased for the assumed exercise of stock options with proceeds used to purchase treasury stock at the average market price for the period.

The following provides a reconciliation of basic and diluted earnings per share:

For the Year Ended December 31,                    2004      2003      2002
-------------------------------                  -------   -------   -------
Net income (loss)                                $(6,620)  $17,765   $20,328
   Weighted average shares outstanding - Basic    17,318    17,285    17,276
   Stock option adjustment                            --        10         7
   Restricted stock adjustment                        --         5        --
                                                 -------   -------   -------
   Average shares outstanding - Diluted           17,318    17,300    17,283
                                                 =======   =======   =======
Earnings per share-Basic                         $ (0.38)  $  1.03   $  1.18
   Effect of stock options                            --        --        --
                                                 -------   -------   -------
Earnings per share - Diluted                     $ (0.38)  $  1.03   $  1.18
                                                 =======   =======   =======

Options to purchase 1,058 shares, 1,095 shares and 667 shares were outstanding at December 31, 2004, 2003 and 2002, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Average shares outstanding were used in calculating both basic and diluted earnings per share for 2004. In a loss situation, as was experienced in 2004, the effect of any stock options or restricted stock would be antidilutive. For 2004 the antidilutive amount of the stock options was 64,000 shares and the restricted stock was 18,000 shares.

NOTE 3. SECURITIES

On December 31, 2004 and 2003, the Company held only available for sale securities. Amortized cost and market value of securities classified as available for sale are as follows:

                                                                  Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains       Losses       Value
                                      ---------   ----------   ----------   --------
December 31, 2004:
U.S. Government agencies               $  1,100     $     3      $    8     $  1,095
Mortgage-backed securities              230,843         916       1,074      230,685
Collateralized Mortgage Obligations     411,925         130       4,929      407,126
States & political subdivisions          93,520       4,298           5       97,813
Other securities                         61,926       2,841         427       64,340
                                       --------     -------      ------     --------
   Total                               $799,314     $ 8,188      $6,443     $801,059
                                       ========     =======      ======     ========
December 31, 2003:
U.S. Government agencies               $ 40,773     $   206      $    2     $ 40,977
Mortgage-backed securities              282,377       3,934         314      285,997
Collateralized Mortgage Obligations     465,682       1,354       2,474      464,562
States & political subdivisions         111,147       6,242         311      117,078
Other securities                         62,527       3,395         425       65,497
                                       --------     -------      ------     --------
   Total                               $962,506     $15,131      $3,526     $974,111
                                       ========     =======      ======     ========

The amortized cost and fair value of the securities as of December 31, 2004, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                  Less than 1 Year      1 - 5 Years       5 - 10 Years       Over 10 Years
                                      Maturity           Maturity           Maturity            Maturity             Total
                                  ----------------   ----------------   ----------------   -----------------   ----------------
(In thousands)                     Amount   Yield     Amount    Yield    Amount    Yield    Amount     Yield    Amount    Yield
                                   ------   -----    --------   -----   --------   -----   --------   ------   --------   -----
U. S. Government agencies          $   --     --     $    649   3.92%   $    451   4.17%   $     --      --    $  1,100   4.02%
Mortgage-backed securities             --     --      123,242   4.49%    105,785   4.33%      1,816    3.90%    230,843   4.41%
Collateralized Mortgage
   Obligations                      2,500   4.06%     263,474   3.94%    145,951   4.38%         --      --     411,925   4.10%
States & political subdivisions     3,752   7.88%      17,216   7.62%     37,097   7.76%     35,455   10.32%     93,520   8.71%
Other securities                       --     --           --     --          --     --      61,926    7.37%     61,926   7.37%
                                   ------   ----     --------   ----    --------   ----    --------   -----    --------   ----
Amortized Cost                     $6,252   6.35%    $404,581   4.26%   $289,284   4.79%   $ 99,197    8.36%   $799,314   4.98%
                                   ======   ====     ========   ====    ========   ====    ========    ====    ========   ====
Fair Value                         $6,272            $401,773           $289,501           $103,513            $801,059
                                   ======            ========           ========           ========            ========

Note: The yield is calculated on a 35 percent federal-tax-equivalent basis

Securities available for sale realized gains and (losses) are summarized as follows:

                          2004     2003     2002
                        -------   ------   ------
Gross realized gains    $ 5,635   $3,079   $9,196
Gross realized losses    (1,158)     (27)     (98)
                        -------   ------   ------
   Total                $ 4,477   $3,052   $9,098
                        =======   ======   ======

Securities with unrealized losses not recognized in income are as follows:

                                        Less Than 12 Months        12 Months or More               Total
                                      -----------------------   -----------------------   -----------------------
                                                   Unrealized                Unrealized                Unrealized
December 31, 2004                     Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
-----------------                     ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government agencies               $    694      $    8       $    --      $   --      $    694      $    8
Mortgage-backed securities              144,871       1,014         1,755          60       146,626       1,074
Collateralized Mortgage Obligations     268,533       2,983        83,813       1,946       352,346       4,929
State & political subdivisions            1,098           5            --          --         1,098           5
Other securities                         20,867         427            --          --        20,867         427
                                       --------      ------       -------      ------      --------      ------
Total                                  $436,063      $4,437       $85,568      $2,006      $521,631      $6,443
                                       ========      ======       =======      ======      ========      ======

                                        Less Than 12 Months        12 Months or More               Total
                                      -----------------------   -----------------------   -----------------------
                                                   Unrealized                Unrealized                Unrealized
December 31, 2003                     Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
-----------------                     ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government agencies               $    248      $    2       $   --        $ --       $    248      $    2
Mortgage-backed securities               44,884         314           --          --         44,884         314
Collateralized Mortgage Obligations     224,885       2,474           --          --        224,885       2,474
State & political subdivisions            1,328           3        2,692         308          4,020         311
Other securities                         12,081         287        2,862         138         14,943         425
                                       --------      ------       ------        ----       --------      ------
Total                                  $283,426      $3,080       $5,554        $446       $288,980      $3,526
                                       ========      ======       ======        ====       ========      ======

The Company does not believe any individual unrealized loss as of December 31, 2004 represents an other than temporary impairment. Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal. The Company has both the intent and the ability to hold these securities for the time necessary to recover the amortized cost. The securities are of high credit quality, and the Company expects to receive its recorded investment.

At December 31, 2004 and 2003, the carrying value of securities pledged to secure public deposits, trust funds, repurchase agreements and FHLB advances was $424,952 and $605,971, respectively.

NOTE 4. LOANS

A summary of loans as of December 31, follows:

                                          2004         2003
                                       ----------   ----------
Commercial
   Commercial, industrial and
      agricultural loans               $  563,382   $  586,159
   Economic development loans and
      other obligations of state and
      political subdivisions               13,195       20,951
   Lease financing                          5,731        6,796
                                       ----------   ----------
      Total commercial                    582,308      613,906

Commercial real estate
   Commercial mortgages                   224,066      238,261
   Construction and development            72,517       53,108
                                       ----------   ----------
      Total commercial real estate        296,583      291,369

Residential mortgages                     456,007      477,895
Home equity                               143,037      132,101
Consumer loans                            187,395      184,426
                                       ----------   ----------
      Total loans                       1,665,330    1,699,697
Less: unearned income                           6            9
                                       ----------   ----------
      Loans, net of unearned income    $1,665,324   $1,699,688
                                       ==========   ==========

A summary of non-performing loans, including those classified as loans held for sale, as of December 31 follows:

                               2004      2003      2002
                             -------   -------   -------
Nonaccrual                   $17,971   $15,725   $20,010
90 days past due                 576     2,566     2,367
                             -------   -------   -------
Total non-performing loans   $18,547   $18,291   $22,377
                             =======   =======   =======

The following table presents data on impaired loans at December 31:

                                                                           2004      2003      2002
                                                                         -------   -------   -------
Impaired loans for which there is a related allowance for loan losses    $ 4,241   $ 6,726   $ 8,807
Impaired loans for which there is no related allowance for loan losses    13,730    10,080    13,079
                                                                         -------   -------   -------
   Total impaired loans                                                  $17,971   $16,806   $21,886
                                                                         =======   =======   =======

Allowance for loan losses for impaired loans
   included in the allowance for loan losses                             $ 2,482   $ 3,112   $ 4,186
Average recorded investment in impaired loans                             19,224    18,043    20,855
Interest income recognized from impaired loan                                 58       110        --
Cash basis interest income recognized from impaired loans                    109        98       198

There are no unused commitments available on any impaired loans.

The amount of loans serviced by the Company for the benefit of others is not included in the accompanying Consolidated Balance Sheets. The amount of unpaid principal balances of these loans was $304,292, $290,830, and $198,570 as of December 31, 2004, 2003 and 2002, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

In the normal course of business, Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and the Company. The activity in these loans during 2004 is as follows:

                                                            2004      2003
                                                          -------   -------
Balance as of January 1                                   $ 3,795   $ 2,761
New loans                                                   2,235     2,298
Repayments                                                 (2,805)   (1,869)
Director and officer changes                                   --       605
                                                          -------   -------
Balance as of December 31                                 $ 3,225   $ 3,795
                                                          =======   =======
The balance of related party deposits as of December 31   $11,702   $ 3,705
                                                          =======   =======

NOTE 6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

                                                                  2004      2003      2002
                                                                -------   -------   -------
Balance at beginning of year                                    $25,403   $24,632   $23,868
Loans charged to allowance                                       (4,858)   (6,510)   (5,709)
Recoveries credited to allowance                                  2,319     2,336     3,330
                                                                -------   -------   -------
   Net charge-offs                                               (2,539)   (4,174)   (2,379)
Provision for loan losses                                         1,305     4,945     3,143
Allowance related to loans sold                                    (299)       --        --
Reclassification of allowance related to unfunded commitments
   to other liabilities                                             (76)       --        --
                                                                -------   -------   -------
   Balance at end of year                                       $23,794   $25,403   $24,632
                                                                =======   =======   =======

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

                                     2004      2003
                                   -------   --------
Land                               $ 5,837   $  5,956
Buildings and lease improvements    61,916     60,439
Equipment                           26,267     29,716
Construction in progress             2,415      5,234
                                   -------   --------
   Total cost                       96,435    101,345

Less accumulated depreciation       46,202     46,782
                                   -------   --------
   Net premises and equipment      $50,233   $ 54,563
                                   =======   ========

Depreciation and amortization expense for 2004, 2003 and 2002 was $4,240, $4,060, and $4,265 respectively.

NOTE 8. INTANGIBLE ASSETS

                                     December 31, 2004                     December 31, 2003
                             ----------------------------------   ----------------------------------
                               Gross                      Net       Gross                      Net
                             Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                              Amount    Amortization    Amount     Amount    Amortization    Amount
                             --------   ------------   --------   --------   ------------   --------

Goodwill (Non-amortizing)     $44,839     $    --       $44,839    $44,839     $    --       $44,839
Core deposits (Amortizing)
                               17,080      (8,383)        8,697     17,080      (6,771)       10,309
                              -------     -------       -------    -------     -------       -------
Total intangible assets       $61,919     $(8,383)      $53,536    $61,919     $(6,771)      $55,148
                              =======     =======       =======    =======     =======       =======

Amortization expense for core deposit intangibles for 2004, 2003 and 2002 was $1,612, $1,619 and $1,619, respectively. There were no valuation impairments for goodwill or core deposit intangibles for 2004 or 2003.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year ending December 31,
------------------------
2005                         933
2006                         933
2007                         933
2008                         933
2009                         933
Thereafter                 4,034

NOTE 9. MORTGAGE SERVICING RIGHTS

A summary of capitalized Mortgage Servicing Rights ("MSRs") at December 31, which are included in other assets follows:

                                 2004     2003     2002
                                ------   ------   ------
Balance at beginning of year    $2,744   $1,440   $  726
Amount capitalized                 751    1,673    1,062
Amount amortized                  (689)    (498)    (219)
Change in valuation allowance       --      129     (129)
                                ------   ------   ------
Balance at end of year          $2,806   $2,744   $1,440
                                ======   ======   ======

An increase in prepayment speeds of 10% and 20% variations may result in a decline in fair value of $84 and $164, respectively. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities. There was no valuation reserve at December 31, 2004.

NOTE 10. DEPOSITS

As of December 31, 2004, the scheduled maturities of time deposits are as follows:

2005                  $584,751
2006                   119,946
2007                    65,429
2008                    21,168
2009 and thereafter     27,180
                      --------
   Total              $818,474
                      ========

The Company had $7,096 in brokered deposits at December 31, 2004 and none at December 31, 2003.

NOTE 11. INCOME TAXES

The components of income tax expense for the three years ended December 31 are as follows:

                                          2004       2003      2002
                                        --------   -------   -------
Federal:
   Current                              $ (2,988)  $ 3,472   $(4,462)
   Deferred                               (9,879)   (3,254)    8,149
                                        --------   -------   -------
      Total                              (12,867)      218     3,687
                                        --------   -------   -------

State:
   Current                              $  1,389   $   310   $  (841)
   Deferred                               (3,313)     (470)      932
                                        --------   -------   -------
      Total                               (1,924)     (160)       91
                                        --------   -------   -------
         Total income taxes (benefit)   $(14,791)  $    58   $ 3,778
                                        ========   =======   =======

The portion of the tax provision relating to net realized securities gains amounted to $1,814, $1,237, and $3,687 for 2004, 2003 and 2002, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

                                                       2004       2003      2002
                                                     --------   -------   -------
Federal income tax computed at the statutory rates   $ (7,494)  $ 6,238   $ 8,437
Adjusted for effects of:
   Tax exempt interest                                 (1,939)   (2,633)   (3,007)
   Nondeductible expenses                                 321       342       424
   Low income housing credit                           (2,625)   (2,386)   (1,042)
   Cash surrender value of life insurance policies       (542)     (626)     (657)
   Dividend received deduction                           (253)     (530)     (532)
   Reduction of valuation allowance                        --      (330)       --
   State taxes, net of Federal benefit                 (1,251)     (104)       59
   Other differences                                   (1,008)       87        96
                                                     --------   -------   -------
      Total income taxes                             $(14,791)  $    58   $ 3,778
                                                     ========   =======   =======

The tax effects of principal temporary differences are shown in the following table:

December 31,                                                2004       2003
------------                                              --------   --------
Allowance for loan losses                                 $  9,070   $  9,684
Low income housing credits                                   7,410      4,785
Net operating loss carryforward                             10,732      1,332
Unrealized gain (loss) on hedging                               --        155
Writedown on loans held for sale                               846      1,111
Other, net                                                   2,114        578
                                                          --------   --------
   Total deferred tax assets                                30,172     17,645

Direct financing and leveraged leases                       (5,778)    (5,930)
FHLB dividend                                               (1,579)    (1,541)
Mortgage servicing rights                                   (1,070)    (1,046)
Partnership income                                            (968)      (999)
Premises and equipment                                      (2,292)    (2,549)
Purchase accounting adjustments                               (919)    (1,051)
Unrealized gain (loss) on securities available for sale       (707)    (4,703)
                                                          --------   --------
   Total deferred tax liabilities                          (13,313)   (17,819)
                                                          --------   --------
   Net deferred tax asset (liability)                     $ 16,859   $   (174)
                                                          ========   ========

The Company has, in its judgement, made reasonable assumptions relating to the realization of deferred tax assets. Based upon these assumptions, the Company has determined that no valuation allowance is required with respect to the deferred tax assets.

NOTE 12. SHORT-TERM BORROWINGS

Information concerning short-term borrowings for the years ended December 31 was as follows:

                                                     2004       2003
                                                   --------   --------
Federal funds purchased                            $ 55,700   $ 51,000
Securities sold under agreements to repurchase       74,194    195,372
Short-term Federal Home Loan Bank advances           45,039      3,606
Other short-term borrowed funds                          --      4,000
                                                   --------   --------
   Total short-term borrowed funds                 $174,933   $253,978
                                                   ========   ========

A summary of selected data related to short-term
   borrowed funds follows:
Average amount outstanding                         $170,295   $221,512
Maximum amount at any month-end                     239,654    288,832
Weighted average interest rate:
   During year                                         1.30%      1.18%
   End of year                                         1.90%      1.05%

At December 31, 2004, the Company had $244,000 available from unused federal funds purchased lines. In addition, the Company has an unsecured line of credit available which permits it to borrow up to $15,000 at variable rates adjusted daily to the effective Federal Fund rate, through July 26, 2005. At December 31, 2004, $15,000 remained available for future use. At December 31, 2004, the Company was in compliance with all debt covenants associated with short-term borrowings.

NOTE 13. LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

                                                                                     2004       2003
                                                                                   --------   --------
FHLB Advances
   Convertible advances (weighted average rate of 6.10% as of December 31, 2003)   $     --   $412,000
   Fixed maturity advances (weighted average rate
      of 2.26% and 6.57% as of December 31, 2004 and 2003, respectively)            215,000     55,000
   Amortizing and other advances (weighted average rate of 5.85% and 5.93% as
      of December 31, 2004 and 2003, respectively)                                    6,653     14,202
                                                                                   --------   --------
      Total FHLB Advances                                                           221,653    481,202

Securities sold under repurchase agreements with maturities
   at various dates through 2008 (weighted average fixed rate of 3.85% and
   4.79% as of December 31, 2004 and 2003, respectively)                            160,000     85,000
Notes payable, secured by equipment, with a fixed interest rate of 7.26%,
   due at various dates through 2012                                                  7,581      8,371
Subordinated debt, unsecured, with a floating interest rate equal to three-
   month LIBOR plus 3.25%, with a maturity date of April 24, 2013                    10,000     10,000
Subordinated debt, unsecured, with a floating interest rate equal to three-
   month LIBOR plus 2.85%, with a maturity date of April 7, 2014                      4,000         --
Floating Rate Capital Securities, with an interest rate equal to six-month
   LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable
   effective July 16, 2011                                                           18,557     18,557
Floating Rate Capital Securities, with an interest rate equal to three-month
   LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable
   effective June 25, 2008                                                           35,568     35,568
                                                                                   --------   --------
      Total long-term borrowings                                                   $457,359   $638,698
                                                                                   ========   ========

Aggregate maturities required on long-term borrowings at December 31, 2004 are due in future years as follows:

2005                          $    850
2006                           199,177
2007                           115,102
2008                            68,208
2009                             2,517
Thereafter                      71,505
                              --------
   Total principal payments   $457,359
                              ========

During the first quarter of 2004, the Company prepaid $467,000 in long-term Federal Home Loan Banks ("FHLB,") fixed rate advances with an average yield of 6.16% and a remaining average life of about 4 years. The Company also entered into $294,000 of new long-term advances during the first quarter of 2004 as part of the balance sheet restructuring, with an average life of 2.6 years. As a result of the prepayment of long-term FHLB advances, the Company incurred debt prepayment expenses of $56,998 in 2004. In 2003, the Company prepaid $15,000 in long-term FHLBs advances and incurred debt prepayment expenses of $1,243.

Included in long-term borrowings is $160,000 of national market repurchase agreements with original maturity dates of greater than one year.

The Company borrows these funds under a master repurchase agreement. The Company must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, the Company's repurchase agreement counterparty had an option to put the collateral back to the Company at the repurchase price on a specified date.

Also included in long-term borrowings are $221,653 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At December 31, 2004, the Company had an adequate amount of mortgage-backed securities and mortgage loans to satisfy the collateral requirements associated with these borrowings. At December 31, 2004, the amount of the mortgage loans pledged as collateral totaled $348,167.

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

In July 2001, the Company issued $18,000 of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semiannually. The issue matures on July 25, 2031. Issuance costs of $581 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective July 16, 2011.

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

At December 31, 2004, the Company was in compliance with all debt covenants associated with long-term borrowings.

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

On September 15, 2004, the Company executed an amendment (the "Amendment") to the rights agreement. The Amendment amended the rights agreement to eliminate the continuing director or so-called "dead-hand" provisions. Previously, these provisions prevented the Company from taking certain actions under the rights agreement (such as amending the rights agreement or, in some cases, redeeming the rights) without approval from a majority of the "Continuing Directors." "Continuing Director" was defined generally to mean any director of the Company who was not an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as those terms are defined in the rights agreement) and who either (1) was a director on July 18, 2001, or (2) subsequently became a director and whose nomination for election or election was recommended or approved by a majority of the Continuing Directors then serving on the Board of Directors. As a result of the Amendment, actions which previously required approval by a majority of the Continuing Directors now instead require approval solely by the Board of Directors of the Company.

NOTE 15. REGULATORY MATTERS

Integra Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank of St. Louis based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2004, the net reserve requirement totaled $7,354. The Bank was in compliance with all cash reserve requirements as of December 31, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2004, the Company and Integra Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2004, the most recent notification from the federal and state regulatory agencies categorized Integra Bank as well capitalized. Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the categorization of Integra Bank.

The amount of dividends which the Company's subsidiaries may pay is governed by applicable laws and regulations. For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years. As of December 31, 2004, Integra Bank has retained earnings available for distribution in the form of dividends to the Company without prior regulatory approval.

The following table presents the actual capital amounts and ratios for the Company, on a consolidated basis, and Integra Bank:

                                                                 Minimum Ratios For    Minimum Capital
                                                                       Capital          Ratios To Be
                                                   Actual        Adequacy Purposes:   Well Capitalized
                                              ----------------   ------------------   ----------------
                                               Amount    Ratio     Amount    Ratio     Amount    Ratio
                                              --------   -----    --------   -----    --------   -----
As of December 31, 2004
   Total Capital (to Risk Weighted Assets)
      Consolidated                            $242,042   12.56%   $154,195   8.00%         N/A     N/A
      Integra Bank                             230,636   12.01%    153,574   8.00%    $191,967   10.00%

   Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                            $202,715   10.52%   $ 77,098   4.00%         N/A     N/A
      Integra Bank                             206,766   10.77%     76,787   4.00%    $115,180    6.00%

   Tier 1 Capital (to Average Assets)
      Consolidated                            $202,715    7.64%   $106,139   4.00%         N/A     N/A
      Integra Bank                             206,766    7.86%    105,160   4.00%    $131,450    5.00%

As of December 31, 2003
   Total Capital (to Risk Weighted Assets)
      Consolidated                            $257,102   13.13%   $156,606   8.00%         N/A     N/A
      Integra Bank                             247,838   12.74%    155,592   8.00%    $194,490   10.00%

   Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                            $222,621   11.37%   $ 78,303   4.00%         N/A     N/A
      Integra Bank                             223,513   11.49%     77,796   4.00%    $116,694    6.00%

   Tier 1 Capital (to Average Assets)
      Consolidated                            $222,621    7.64%   $116,490   4.00%         N/A     N/A
      Integra Bank                             223,513    7.70%    116,140   4.00%    $145,174    5.00%

NOTE 16. STOCK OPTION PLAN AND AWARDS

The Company's 2003 Stock Option and Incentive Plan currently reserves shares of common stock for issuance as incentive awards to directors and key employees of the Company. Awards may be incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. The Company's 1999 Stock Option and Incentive Plan provided for incentive stock options and non-qualified stock options. All options granted under the current plans or any predecessor (the "Plans") are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Under the Plans, at December 31, 2004, there were 588,743 shares available for the granting of additional awards.

In 1999, the Company also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of its Chairman and CEO. Such options are vested and must be exercised within ten years. At December 31, 2004, all 31,500 options remained outstanding.

A summary of the status of the options granted under the Plans by the Company as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

                                                    2004                          2003                          2002
                                        ----------------------------  ----------------------------  ---------------------------
                                                    Weighted Average              Weighted Average             Weighted Average
                                          Shares     Exercise  Price    Shares     Exercise Price     Shares   Exercise Price
                                        ----------  ----------------  ----------  ----------------  ---------  ----------------
Options outstanding, beginning of year   1,086,377       $21.20          773,472       $22.73         697,285       $24.65
Options granted                            304,772        20.45          354,946        17.75         222,700        19.61
Options exercised                          (38,648)       18.82           (1,000)       19.69          (7,333)       19.11
Options forfeited                         (124,849)       21.07          (41,041)       19.97        (139,180)       27.52
                                        ----------       ------       ----------       ------       ---------       ------
Options outstanding, end of year         1,227,652       $21.10        1,086,377       $21.20         773,472       $22.73
                                        ==========       ======       ==========       ======       =========       ======

Options exercisable                        584,038                       530,594                      378,610

Weighted-average fair value of options
   granted during the year              $     5.89                    $     3.63                    $    4.70

All options granted prior to 1999 vested one year from the grant date. Subsequent grants from the 1999 Plan, except the special grant noted above, vest one-third in each year following the date of the grant. As of December 31, 2004, all options granted from the 2003 Plan vest two years from the date of the grant.

The following table summarizes information about options granted under the Plans that were outstanding at December 31, 2004.

                                                  Weighted Average
   Range of                                           Remaining
   Exercise         Number     Weighted Average   Contractual Life      Number     Weighted Average
     Price       Outstanding    Exercise Price       (in years)      Exercisable    Exercise Price
--------------   -----------   ----------------   ----------------   -----------   ----------------
$15.75 - 20.00      497,970         $18.24               7.7           152,395          $18.81
 20.01 - 23.50      575,034          21.46               7.5           276,995           22.54
 23.51 - 26.00      102,700          25.47               4.9           102,700           25.47
 26.01 - 38.00       51,948          35.97               3.3            51,948           35.97
                  ---------         ------               ---           -------          ------
                  1,227,652         $21.10               7.2           584,038          $23.27
                  =========         ======               ===           =======          ======

The 2003 Plan permits the award of up to 300,000 shares of restricted stock. Prior to 2003, the Company made awards of restricted stock outside of any plan. The shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. A summary of the status of the restricted stock granted by the Company as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

                                                     2004       2003      2002
                                                    Shares     Shares    Shares
                                                   --------   -------   -------
Restricted shares outstanding, beginning of year     23,748    10,668    16,000
Shares granted                                       27,326    18,414        --
Shares vested                                       (11,222)   (5,334)   (5,332)
Shares forfeited                                     (1,752)       --        --
                                                   --------   -------   -------
Restricted shares outstanding, end of year           38,100    23,748    10,668
                                                   ========   =======   =======
Weighted-average fair value per share
   at date of grant                                $  20.35   $ 17.48   $    --
Compensation expense (in thousands)                $    239   $   177   $   123

NOTE 17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of financial instruments of the Company at December 31:

                                                                2004                      2003
                                                      -----------------------   -----------------------
                                                       Carrying       Fair       Carrying       Fair
                                                        Amount        Value       Amount        Value
                                                      ----------   ----------   ----------   ----------
Financial Assets:
   Cash and short-term investments                    $   71,834   $   71,834   $   74,943   $   74,943
   Loans held for sale (at lower of cost or market)        1,173        1,173          242          242
   Securities available for sale                         801,059      801,059      974,111      974,111
   Regulatory stock                                       32,975       32,975       32,875       32,875
   Loans-net of allowance                              1,641,530    1,720,490    1,674,285    1,763,741
   Mortgage servicing rights                               2,806        3,154        2,744        2,964

   Interest rate swap agreement                       $       53   $       53   $       --   $       --

Financial Liabilities:
   Deposits                                           $1,896,541   $1,900,337   $1,812,630   $1,760,579
   Short-term borrowings                                 174,933      174,854      253,978      253,977
   Long-term borrowings                                  457,359      465,238      638,698      697,521

   Interest rate swap agreements                      $     (448)  $     (448)  $      703   $      703

The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent fair values of all assets and liabilities of the Company and, thus, should not be interpreted to represent a market or liquidation value for the Company.

CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments include cash and due from banks, interest-bearing deposits in banks, short-term money market investments, and federal funds sold. For cash and other short-term investments, the carrying amount is a reasonable estimate of fair value.

LOANS HELD FOR SALE

These instruments are carried in the consolidated statements of financial position at the lower of cost or fair value. The fair values are based on quoted market prices of similar instruments.

SECURITIES

For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values for nonmarketable equity securities are equal to cost, as there is no readily determinable fair value. The carrying amount of accrued interest receivable approximates fair value.

LOANS

The fair value of loans is estimated by discounting expected future cash flows using market rates of like maturity.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are stratified based on guarantor original maturity and interest rate. Servicing rights are carried at the lower of cost or market by strata and are amortized in proportion to and over the period of estimated servicing income. Management evaluates the recoverability of the servicing rights in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure and delinquency experience.

DEPOSITS

The fair value of demand deposits, savings accounts, money market deposits, and variable rate certificates of deposit is the amount payable on demand at the reporting date. The fair value of other time deposits is estimated by discounting future cashflows using market rates currently offered for debt with similar expected maturities. The carrying amount of accrued interest payable approximates fair value.

SHORT-TERM BORROWINGS

The carrying amounts of Federal funds purchased and sweep accounts approximate their fair value. The fair value of other short-term borrowings is estimated by discounting future cash flows using market rates with similar terms and maturities. The carrying amount of accrued interest payable approximates fair value.

LONG-TERM BORROWINGS

The fair value of long-term borrowings is estimated by discounting future cashflows using market rates with similar terms and maturities. The carrying amount of accrued interest payable approximates fair value.

DERIVATIVE INSTRUMENTS

The fair value of interest rate swap agreements is based on dealer estimates.

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

NOTE 18. COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

The Company is committed under various operating leases for premises and equipment. Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
------------------------
2005                       $ 2,129
2006                         2,084
2007                         1,874
2008                         1,470
2009                         1,298
Thereafter                  10,065
                           -------
   Total                   $18,920

Rental expense for these operating leases totaled $1,694, $1,715, and $1,610 in 2004, 2003 and 2002, respectively.

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

The Company's exposure to credit loss, in the event of nonperformance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2004, follows:

                                                                         Ranges of Rates
                               Variable Rate   Fixed Rate      Total      on Fixed Rate
                                 Commitment    Commitment   Commitment     Commitments
                               -------------   ----------   ----------   ---------------
Commitments to extend credit      $371,477       $27,812     $399,289     1.88% - 21.00%
Standby letters of credit            5,297         2,589        7,886     3.75% -  8.50%

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

Standby letters of credit, both financial and performance, are written conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 19. INTEREST RATE CONTRACTS

During the fourth quarter of 2004, the Company entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. The interest rate swap requires the Company to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR and expires on or prior to January 5, 2016.

During the first quarter of 2003, the Company entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its long-term repurchase agreements from fixed rate to variable rate as part of its balance sheet management strategy. The interest rate swaps require the Company to pay a variable rate based on three-month LIBOR and receive a fixed rate of interest ranging from 2.60% to 2.72%. The interest rate swaps expire on or prior to May 22, 2006. These swaps qualify for the short cut method of accounting under FAS 133.

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

During 2001, the Company entered into interest rate swap agreements totaling $75,000 notional amount to convert a portion of its liabilities from variable rate to fixed rate to assist in managing its interest rate sensitivity. The interest rate swaps required the Company to pay a fixed rate of interest ranging from 4.56% to 4.92% and receive a variable rate based on one-month LIBOR and expired on September 10, 2004. The Company terminated a $25,000 notional amount agreement in June 2002. The loss due to termination of $460, net of tax, is recorded as a component of accumulated other comprehensive income and will be amortized into earnings over the remaining term of the agreement. The remaining swap agreements were terminated in July 2002. The resulting losses totaling $661, net of tax, also remain as a component of accumulated other comprehensive income and have been amortized into earnings over the remaining term of the agreements. At December 31, 2004 there were no liabilities and all expense had been recorded on these swaps.

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

NOTE 20. EMPLOYEE RETIREMENT PLANS

The Company has a benefit plan offering postretirement medical benefits. The medical portion of the plan is contributory to the participants. The Company has no plan assets attributable to the plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees are provided service for such benefits. Employees of the Company hired by The National City Bank of Evansville before 1978 who are age 55 with 20 years of service and retire directly from the Company are eligible for a medical plan premium reimbursement. The Company reserves the right to terminate or make changes at any time.

The 2004 health care cost trend rate is projected to be 11.0%. The rate is assumed to decrease incrementally each year until it reaches

5.0% and remain at that level thereafter. Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 2004, accumulated postretirement benefit obligation or the annual cost of retiree health plans.

The discount rate reflected in the financial statements was 6.25% and 6.75% for 2004 and 2003, respectively.

The following summary reflects the plan's funded status and the amounts reflected on the Company's financial statements.

Actuarial present values of benefit obligations at December 31 are:

                                              Postretirement Benefits
                                              -----------------------
                                                   2004      2003
                                                 -------   -------
Change in Fair Value of Plan Assets:
Balance at beginning of year                     $    --   $    --
Actual return on plan assets                          --        --
Employer contributions                               159        61
Benefits paid, net of retiree contributions         (159)      (61)
                                                 -------   -------
Balance at end of year                           $    --   $    --
                                                 -------   -------
Change in Benefit Obligation:
Balance at beginning of year                     $ 1,885   $ 1,802
Service cost                                         103        45
Interest costs                                       113       115
Actuarial gains                                       30       (16)
Benefits paid, net of retiree contributions         (159)      (61)
                                                 -------   -------
Balance at end of year                           $ 1,972   $ 1,885
                                                 -------   -------
Funded status                                    $(1,972)  $(1,885)
Unrecognized prior service cost                      267       301
Unrecognized net actuarial loss                    1,149     1,061
                                                 -------   -------
(Accrued) prepaid benefit cost                   $  (556)  $  (523)
                                                 =======   =======

Net periodic pension cost included the following components for the years ended December 31:

                                                                                 Other
                                                    Cash Balance Plan   Postretirement Benefits
                                                   ------------------   -----------------------
                                                   2004   2003   2002      2004   2003   2002
                                                   ----   ----   ----      ----   ----   ----
Service cost - benefits earned during the period    $--    $--   $ --      $103   $ 45   $ 10
Interest cost on projected benefit obligation        --     --    141       113    115     85
Net amortization and deferral                        --     --     --       101     87     28
Termination settlement gain                          --     --     84        --     --     --
                                                    ---    ---   ----      ----   ----   ----
   Net periodic cost                                $--    $--   $225      $317   $247   $123
                                                    ===    ===   ====      ====   ====   ====

The following table shows the future benefit payments, net of retiree contributions, which are expected to be paid during the following years:

Year ending December 31,
------------------------
2005                       $194
2006                        183
2007                        192
2008                        166
2009                        175
Thereafter                  942

Through December 31, 2001 the Company maintained a noncontributory cash balance plan in which substantially all full-time employees were eligible to participate. Plan benefits, totaling approximately $2,926 were distributed to participants during 2002.

Substantially all employees are eligible to contribute a portion of their pretax salary to a defined contribution plan. The Company may make contributions to the plan in varying amounts depending on the level of employee contributions. The Company's expense related to this plan was $1,045, $988 and $887 for 2004, 2003 and 2002, respectively.

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

For the Year Ended
December 31, 2004                Banking      Other    Eliminations (1)      Total
------------------             ----------   --------   ----------------   ----------
Interest income                $  132,157   $    223      $      (9)      $  132,371
Interest expense                   44,630      3,283             (9)          47,904
                               ----------   --------      ---------       ----------
Net interest income                87,527     (3,060)            --           84,467
Provision for loan losses           1,305         --             --            1,305
Other income                       33,309     (3,708)         4,006           33,607
Other expense                     136,923      1,345            (88)         138,180
                               ----------   --------      ---------       ----------
Earnings before income taxes      (17,392)    (8,113)         4,094          (21,411)
                               ----------   --------      ---------       ----------
Income taxes (benefit)            (13,120)    (1,671)            --          (14,791)
                               ----------   --------      ---------       ----------
Net income                     $   (4,272)  $ (6,442)     $   4,094       $   (6,620)
                               ==========   ========      =========       ==========
Segment assets                 $2,732,901   $277,177      $(252,913)      $2,757,165
                               ==========   ========      =========       ==========

For the Year Ended
December 31, 2003                Banking      Other    Eliminations (1)      Total
------------------             ----------   --------   ----------------   ----------
Interest income                $  142,966   $  2,522      $  (2,373)      $  143,115
Interest expense                   67,297      5,949         (2,373)          70,873
                               ----------   --------      ---------       ----------
Net interest income                75,669     (3,427)            --           72,242
Provision for loan losses           4,945         --             --            4,945
Other income                       32,599     21,228        (21,034)          32,793
Other expense                      79,912      2,459           (104)          82,267
                               ----------   --------      ---------       ----------
Earnings before income taxes       23,411     15,342        (20,930)          17,823
                               ----------   --------      ---------       ----------
Income taxes (benefit)              2,615     (2,557)            --               58
                               ----------   --------      ---------       ----------
Net income                     $   20,796   $ 17,899      $ (20,930)      $   17,765
                               ==========   ========      =========       ==========
Segment assets                 $2,951,085   $300,199      $(292,990)      $2,958,294
                               ==========   ========      =========       ==========

For the Year Ended
December 31, 2002                Banking      Other    Eliminations (1)      Total
------------------             ----------   --------   ----------------   ----------
Interest income                $  164,429   $  4,995      $  (4,793)      $  164,631
Interest expense                   86,813      8,766         (4,793)          90,786
                               ----------   --------      ---------       ----------
Net interest income                77,616     (3,771)            --           73,845
Provision for loan losses           3,143         --             --            3,143
Other income                       36,186     23,177        (23,082)          36,281
Other expense                      82,287        650            (60)          82,877
                               ----------   --------      ---------       ----------
Earnings before income taxes       28,372     18,756        (23,022)          24,106
                               ----------   --------      ---------       ----------
Income taxes (benefit)              5,423     (1,645)            --            3,778
                               ----------   --------      ---------       ----------
Net income                     $   22,949   $ 20,401      $ (23,022)      $   20,328
                               ==========   ========      =========       ==========
Segment assets                 $2,849,139   $348,727      $(340,128)      $2,857,738
                               ==========   ========      =========       ==========

(1) Eliminations include intercompany loan and deposits, interest income and expense, and earnings (loss) of the subsidiaries.

NOTE 22. FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent company only) follows:

CONDENSED STATEMENTS OF BALANCE SHEETS

                                                 December 31,
                                             -------------------
                                               2004       2003
                                             --------   --------
ASSETS
Cash and cash equivalents                    $  5,570   $  4,992
Investment in banking subsidiaries            263,841    287,732
Investment in other subsidiaries                  373        226
Securities available for sale                   2,635      2,664
Other assets                                    8,944     10,268
                                             --------   --------
TOTAL ASSETS                                 $281,363   $305,882
                                             ========   ========
LIABILITIES
Short-term borrowings                        $     --   $  4,000
Long-term borrowings                           68,125     64,125
Dividends payable                               2,780      4,068
Other liabilities                               1,167        697
                                             --------   --------
   Total liabilities                           72,072     72,890

SHAREHOLDERS' EQUITY
Common stock                                   17,375     17,311
Capital surplus                               126,977    125,789
Retained earnings                              64,481     83,510
Unvested restricted stock                        (578)      (292)
Accumulated other comprehensive income          1,036      6,674
                                             --------   --------
   Total shareholders' equity                 209,291    232,992
                                             --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $281,363   $305,882
                                             ========   ========

CONDENSED STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                                        ----------------------------
                                                                          2004       2003     2002
                                                                        --------   -------   -------
Dividends from banking subsidiaries                                     $ 14,000   $ 4,000   $    --
Other income                                                                 182       389       587
                                                                        --------   -------   -------
   Total income                                                           14,182     4,389       587
Interest expense                                                           3,283     3,810     4,050
Other expenses                                                             1,098     2,319       927
                                                                        --------   -------   -------
   Total expenses                                                          4,381     6,129     4,977
                                                                        --------   -------   -------
Income (loss) before income taxes and equity in
   undistributed earnings of subsidiaries                                  9,801    (1,740)   (4,390)
Income tax benefit                                                         1,701     2,581     1,696
                                                                        --------   -------   -------
Income (loss) before equity in undistributed earnings of subsidiaries     11,502       841    (2,694)
Equity in undistributed earnings of subsidiaries                         (18,122)   16,924    23,022
                                                                        --------   -------   -------
Net income (loss)                                                       $ (6,620)  $17,765   $20,328
                                                                        ========   =======   =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                   ------------------------------
                                                                     2004       2003       2002
                                                                   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $ (6,620)  $ 17,765   $ 20,328
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Amortization and depreciation                                        113      1,327         80
   Employee benefit expenses                                            239        177        123
   Excess distributions (undistributed) earnings of subsidiaries     18,122    (16,924)   (23,022)
   Decrease in deferred taxes                                           (79)        (9)      (467)
   (Increase) decrease in other assets                                1,304        (75)    (1,881)
   (Decrease) increase in other liabilities                             470        141       (283)
                                                                   --------   --------   --------
       Net cash flows provided by (used in) operating activities     13,549      2,402     (5,122)
                                                                   --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities                                        --         --         20
Payments for investments in and advances to subsidiaries                 --     (1,380)        --
Sale or repayment of investments in and advances to subsidiaries         --      2,821         --
Capital expenditures                                                     --     (1,668)        --
                                                                   --------   --------   --------
   Net cash flows provided by (used in) investing activities             --       (227)        20
                                                                   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                      (13,698)   (16,261)   (16,250)
Net increase (decrease) in short-term borrowed funds                 (4,000)     4,000    (12,000)
Proceeds from long-term borrowings                                    4,000     45,568         --
Repayment of long-term borrowings                                        --    (35,567)        --
Proceeds from exercise of stock options                                 727         20        140
                                                                   --------   --------   --------
   Net cash flows used in financing activities                      (12,971)    (2,240)   (28,110)
                                                                   --------   --------   --------
Net increase (decrease) in cash and cash equivalents                    578        (65)   (33,212)
                                                                   --------   --------   --------
Cash and cash equivalents at beginning of year                        4,992      5,057     38,269
                                                                   --------   --------   --------
Cash and cash equivalents at end of year                           $  5,570   $  4,992   $  5,057
                                                                   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15c) as of December 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings.

Management's report on internal control over financial reporting is set forth on page 30 of this report.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the directors and nominees for director of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "Director Compensation" and "Compensation of Executive Officers" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings "General Information - Security Ownership of Management and Principal Owners" and "Compensation of Executive Officers - Equity Compensation Plan Information" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Transactions with Management" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the headings "Audit-Related Matters - Principal Accounting Firm Fees" and "Audit-Related Matters - Pre-Approval Policies and Procedures" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders is hereby incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Form 10-K

1.   Financial Statements

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets at December 31, 2004 and 2003
     Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
     Notes to Consolidated Financial Statements

2.   Schedules

     No schedules are included because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.   Exhibits

     Exhibit Index is on page 66.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

INTEGRA BANK CORPORATION


/s/ MICHAEL T. VEA                       3/9/2005
--------------------------------------   Date
Michael T. Vea
Chairman of the Board, Chief Executive
Officer and President


/s/ SHEILA A. STOKE                      3/9/2005
--------------------------------------   Date
Sheila A. Stoke
Senior Vice President, Controller and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ SANDRA CLARK BERRY                   3/9/2005
--------------------------------------   Date
Sandra Clark Berry
Director


/s/ H. RAY HOOPS                         3/9/2005
--------------------------------------   Date
H. Ray Hoops
Director


/s/ GEORGE D. MARTIN                     3/9/2005
--------------------------------------   Date
George D. Martin
Director


/s/ THOMAS W. MILLER                     3/9/2005
--------------------------------------   Date
Thomas W. Miller
Director


/s/ RONALD G. REHERMAN                   3/9/2005
--------------------------------------   Date
Ronald G. Reherman
Director


/s/ RICHARD M. STIVERS                   3/9/2005
--------------------------------------   Date
Richard M. Stivers
Director


/s/ ROBERT W. SWAN                       3/9/2005
--------------------------------------   Date
Robert W. Swan
Director


/s/ ROBERT D. VANCE                      3/9/2005
--------------------------------------   Date
Robert D. Vance
Director


/s/ MICHAEL T. VEA                       3/9/2005
--------------------------------------   Date
Michael T. Vea
Chairman, CEO, President and Director
(Principal Executive Officer)


/s/ WILLIAM E. VIETH                     3/9/2005
--------------------------------------   Date
William E. Vieth
Director


/s/ DANIEL T. WOLFE                      3/9/2005
--------------------------------------   Date
Daniel T. Wolfe
Director

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT
-------     ----------------------
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

3(b)        By-Laws (as amended through February 18, 2004)

4(a)        Rights Agreement, dated July 18, 2001, between Integra Bank
            Corporation and Integra Bank N.A., as Rights Agent. The Rights
            Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)

4(b)        Amendment to Rights Agreement dated September 15, 2004, between
            Integra Bank Corporation and Integra Bank N.A., as Rights Agent
            (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-A/A dated September 16, 2004)

10(a)*      Integra Bank Corporation Employees' 401(K) Plan (2000 Restatement)
            (incorporated by reference to Exhibit 10(p) to Annual Report on Form
            10-K for the fiscal year ended December 31, 2001)

10(b)*      1999 Stock Option and Incentive Plan (incorporated by reference to
            Exhibit A to Proxy Statement on Schedule 14A filed April 24, 1999)

10(c)*      Contract of Employment dated August 23, 1999, between National City
            Bancshares, Inc. and Michael T. Vea (incorporated by reference to
            Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending
            September 30, 1999)

10(d)*      Amendment to Contract of Employment dated September 20, 2000 between
            Integra Bank Corporation and Michael T. Vea (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10(e)*      Nonqualified Stock Option Agreement (Non Plan) dated September 7,
            1999, between National City Bancshares, Inc. and Michael T. Vea
            (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10(f)*      Employment Agreement dated July 28, 2003, between Integra Bank
            Corporation and Archie M. Brown, Jr. (incorporated by reference to
            Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended
            September 30, 2003)

10(g)*      Employment Agreement dated July 28, 2003, between Integra Bank
            Corporation and Martin M. Zorn (incorporated by reference to Exhibit
            10(c) to Quarterly Report on Form 10-Q for the period ended
            September 30, 2003)

10(h)*      First Amendment to Integra Bank Corporation Employees' 401(K) Plan
            dated March 7, 2001 (incorporated by reference to Exhibit 10(q) to
            Annual Report on Form 10-K for the fiscal year ended December 31,
            2001)

10(i)*      Second Amendment to Integra Bank Corporation Employees' 401(K) Plan
            dated October 17, 2001 (incorporated by reference to Exhibit 10(r)
            to Annual Report on Form 10-K for the fiscal year ended December 31,
            2001)

10(j)*      Third Amendment to Integra Bank Corporation Employees' 401(K) Plan
            dated January 30, 2002 (incorporated by reference to Exhibit 10(s)
            to Annual Report on Form 10-K for the fiscal year ended December 31,
            2001)

10(k)*      2003 Stock Option and Incentive Plan (incorporated by reference to
            Exhibit B to Proxy Statement on Schedule 14A filed March 20, 2003)

10(l)* Executive Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10(m)*      Form of Award Agreement for Nonqualified Stock Option Grant under
            2003 Stock Option and Incentive Plan

10(n)*      Form of Award Agreement for Incentive Stock Option Grant under 2003
            Stock Option and Incentive Plan

10(o)*      Form of Award Agreement for Restricted Stock Grant under 2003 Stock
            Option and Incentive Plan

10(p)*      Summary Sheet of 2005 Compensation

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