Form 10-Q
period 2005-03-31
INTEGRA BANK CORP
filed 2005-05-09
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to. ________________

Commission file number: 0-13585

                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                    INDIANA                                   35-1632155
(State or other jurisdiction of incorporation       (IRS Employee Identification
               or organization)                                  No.)

     PO BOX 868, EVANSVILLE, INDIANA                                  47705-0868
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                OUTSTANDING AT APRIL 30, 2005
(Common stock, $1.00 Stated Value)                          17,392,449

                            INTEGRA BANK CORPORATION

                                      INDEX

                                                                              PAGE NO.
                           PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

         Consolidated balance sheets-
         March 31, 2005 and December 31, 2004                                    3

         Consolidated statements of income-
         Three months ended March 31, 2005 and 2004                              4

         Consolidated statements of comprehensive income-
         Three months ended March 31, 2005 and 2004                              6

         Consolidated statements of changes in shareholders' equity-
         Three months ended March 31, 2005                                       7

         Consolidated statements of cash flow-
         Three months ended March 31, 2005 and 2004                              8

         Notes to consolidated financial statements                             10

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    17

Item 3. Quantitative and Qualitative Disclosures about Market Risk              26

Item 4. Controls and Procedures                                                 27

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                       28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds             28

Item 3. Defaults Upon Senior Securities                                         28

Item 4. Submissions of Matters to a Vote of Security Holders                    28

Item 5. Other Information                                                       28

Item 6. Exhibits                                                                28

Signatures                                                                      29

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                   INTEGRA BANK CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)

                                                                March 31,    December 31,
                                                                  2005          2004
                                                               -----------   -----------
ASSETS
Cash and due from banks                                        $    60,753   $    71,770
Federal funds sold and interest-bearing deposits with banks            129            64
                                                               -----------   -----------
     Total cash and cash equivalents                                60,882        71,834
Loans held for sale (at lower of cost or market value)              14,372         1,173
Securities available for sale                                      802,650       801,059
Regulatory stock                                                    33,003        32,975
Loans, net of unearned income                                    1,659,371     1,665,324
Less: Allowance for loan losses                                    (23,259)      (23,794)
                                                               -----------   -----------
     Net loans                                                   1,636,112     1,641,530
Premises and equipment                                              51,686        50,233
Goodwill, net                                                       44,839        44,839
Other intangibles, net                                               8,464         8,697
Other assets                                                       106,991       104,825
                                                               -----------   -----------
TOTAL ASSETS                                                   $ 2,758,999   $ 2,757,165
                                                               ===========   ===========

LIABILITIES
Deposits:
     Non-interest-bearing demand                               $   247,457   $   257,963
     Interest-bearing:
         Savings, interest checking and money market accounts      808,347       820,104
         Time deposits of $100,000 or more                         322,829       304,495
         Other interest-bearing                                    514,211       513,979
                                                               -----------   -----------
     Total deposits                                              1,892,844     1,896,541
Short-term borrowings                                              319,183       174,933
Long-term borrowings                                               319,109       457,359
Other liabilities                                                   19,383        19,041
                                                               -----------   -----------
     TOTAL LIABILITIES                                           2,550,519     2,547,874
                                                               -----------   -----------

SHAREHOLDERS' EQUITY
Preferred stock - 1,000 shares authorized - None outstanding
Common stock - $1.00 stated value - 29,000 shares authorized        17,387        17,375
Additional paid-in capital                                         127,165       126,977
Retained earnings                                                   68,088        64,481
Unvested restricted stock                                             (468)         (578)
Accumulated other comprehensive income (loss)                       (3,692)        1,036
                                                               -----------   -----------
     TOTAL SHAREHOLDERS' EQUITY                                    208,480       209,291
                                                               -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 2,758,999   $ 2,757,165
                                                               ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 ------------------
                                                                   2005      2004
                                                                 --------   --------
INTEREST INCOME
Interest and fees on loans:
     Taxable                                                     $ 23,946   $ 23,350
     Tax-exempt                                                       115        137
Interest and dividends on securities:
     Taxable                                                        7,529      8,514
     Tax-exempt                                                     1,416      1,723
Dividends on regulatory stock                                         374        421
Interest on loans held for sale                                       105         34
Interest on federal funds sold and other short-term investments        11         12
                                                                 --------   --------
     Total interest income                                         33,496     34,191

INTEREST EXPENSE
Interest on deposits                                                7,676      6,252
Interest on short-term borrowings                                     814        456
Interest on long-term borrowings                                    3,945      8,866
                                                                 --------   --------
     Total interest expense                                        12,435     15,574

NET INTEREST INCOME                                                21,061     18,617
Provision for loan losses                                             375        650
                                                                 --------   --------
     Net interest income after provision for loan losses           20,686     17,967
                                                                 --------   --------

NON-INTEREST INCOME
Service charges on deposit accounts                                 3,022      2,788
Other service charges and fees                                      1,874      1,766
Mortgage banking                                                      152        228
Trust income                                                          477        496
Net securities gains (losses)                                        (733)     5,200
Gain on mortgage loans sold                                           117        141
Cash surrender value life insurance                                   380        406
Other                                                               1,255        992
                                                                 --------   --------
     Total non-interest income                                      6,544     12,017

NON-INTEREST EXPENSE
Salaries                                                            7,316      7,868
Commissions and incentives                                            863      1,359
Other benefits                                                      1,636      2,020
Occupancy                                                           1,881      1,590
Equipment                                                             923      1,077
Professional fees                                                     983      1,198
Communication and transportation                                    1,122        895
Processing                                                            934        865
Software                                                              437        416
Marketing                                                             511        466
Debt prepayment fees                                                    -     56,998
Low income housing project losses                                     546        552
Amortization of intangible assets                                     233        405
Other                                                               1,844      1,856
                                                                 --------   --------
     Total non-interest expense                                    19,229     77,565
                                                                 --------   --------
Income (loss) before income taxes                                   8,001    (47,581)
Income tax expense (benefit)                                        1,612    (20,343)
                                                                 --------   --------
NET INCOME (LOSS)                                                $  6,389   $(27,238)
                                                                 ========   ========

Unaudited Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    (In thousands, except for per share data)

                                        Three Months Ended
                                               March 31,
                                      ------------------------
                                         2005        2004
                                      -----------  -----------
Earnings (loss) per share:
     Basic                            $      0.37  $     (1.57)
     Diluted                                 0.37        (1.57)

Weighted average shares outstanding:
     Basic                                 17,343       17,297
     Diluted                               17,414       17,297

Dividends per share                   $     0.160  $     0.235

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               ------------------
                                                                                 2005      2004
                                                                               -------   --------
Net income (loss)                                                              $ 6,389   $(27,238)

Other comprehensive income, net of tax:
    Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in period
       (net of tax $(2,921) and $977, respectively)                             (5,164)     4,756
      Reclassification of realized amounts
       (net of tax $297 and $(2,107), respectively)                                436     (3,093)
                                                                               -------   --------
      Net unrealized gain (loss) on securities                                  (4,728)     1,663
                                                                               -------   --------

    Unrealized gain on derivative hedging instruments arising in period
      (net of tax of $63 for 2004)                                                   -         93
                                                                               -------   --------

Net unrealized gain (loss), recognized in other comprehensive income            (4,728)     1,756
                                                                               -------   --------

Comprehensive income (loss)                                                    $ 1,661   $(25,482)
                                                                               =======   ========

The accompanying notes are an integral part of the consolidated financial statements.

                   INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (In thousands, except for share and per share data)


                                                                                                            Accumulated
                                                                        Additional              Unvested       Other
                                                  Common      Common     Paid-in    Retained   Restricted  Comprehensive
                                                  Shares      Stock      Capital    Earnings     Stock     Income (Loss)    Total
                                                ----------   --------   ---------   --------   ----------  -------------  ---------
BALANCE AT DECEMBER 31, 2004                    17,375,004   $ 17,375   $ 126,977   $ 64,481   $    (578)    $   1,036    $ 209,291
                                                ----------   --------   ---------   --------   ---------     ---------    ---------

Net income                                               -          -           -      6,389           -             -        6,389
Cash dividend declared ($0.16 per share)                 -          -           -     (2,782)          -             -       (2,782)
Change, net of tax, in unrealized gain (loss)
    on Securities                                        -          -           -          -           -        (4,728)      (4,728)
Exercise of stock options                           14,762         15         246          -           -             -          261
Grant of restricted stock, net of forfeitures       (3,167)        (3)        (58)         -          61             -            -
Unearned compensation amortization                       -          -           -          -          49             -           49

                                                ----------   --------   ---------   --------   ---------     ---------    ---------
BALANCE AT MARCH 31, 2005                       17,386,599   $ 17,387   $ 127,165   $ 68,088   $    (468)    $  (3,692)   $ 208,480
                                                ==========   ========   =========   ========   =========     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                 Three Months Ended
                                                                     March 31,
                                                                --------------------
                                                                  2005       2004
                                                                --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $  6,389   $ (27,238)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
 Federal Home Loan Bank stock dividends                              (28)        (24)
 Amortization and depreciation                                     1,642       2,301
 Amortization of unearned compensation                                49          52
 Provision for loan losses                                           375         650
 Net securities (gains) losses                                       733      (5,200)
 (Gain) loss on sale of premises and equipment                        10        (162)
 (Gain) loss on sale of other real estate owned                      (15)         12
 Gain on sale of merchant processing program                        (417)          -
 Loss on low-income housing investments                              546          79
 Decrease in deferred taxes                                          (69)        (34)
 Net gain on sale of loans held for sale                            (117)       (141)
 Proceeds from sale of loans held for sale                        16,385      18,744
 Origination of loans held for sale                              (15,879)    (19,880)
 (Increase) decrease in other assets                                 201     (18,281)
 Increase in other liabilities                                       340      17,384
                                                                --------   ---------
   Net cash flows provided by (used in) operating activities      10,145     (31,738)
                                                                --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale         38,603      66,790
Proceeds from sales of securities available for sale               8,713     336,088
Purchase of securities available for sale                        (57,837)   (129,204)
(Increase) decrease in loans made to customers                    (8,746)     45,206
Proceeds from sale of merchant processing program                    585           -
Purchase of premises and equipment                                (2,507)     (2,025)
Proceeds from sale of premises and equipment                           4         272
Proceeds from sale of other real estate owned                        304         387
                                                                --------   ---------
   Net cash flows provided by (used in) investing activities     (20,881)    317,514
                                                                --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                               (3,697)      3,531
Net increase (decrease) in short-term borrowed funds               6,732    (168,299)
Proceeds from long-term borrowings                                     -     334,003
Repayment of long-term borrowings                                   (732)   (467,694)
Dividends paid                                                    (2,780)     (4,068)
Proceeds from exercise of stock options                              261         321
                                                                --------   ---------
   Net cash flows used in financing activities                      (216)   (302,206)
                                                                --------   ---------
Net decrease in cash and cash equivalents                        (10,952)    (16,430)
                                                                --------   ---------
Cash and cash equivalents at beginning of period                  71,834      74,943
                                                                --------   ---------
Cash and cash equivalents at end of period                      $ 60,882   $  58,513
                                                                ========   =========

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                  2005      2004
                                                                                 -------   -------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain) loss on securities available for sale  $ 8,700   $(2,794)
Change in deferred taxes attributable to securities available for sale            (3,218)    1,130
Other real estate acquired in settlement of loans                                    201       324
Dividends declared and not paid                                                    2,782     4,072

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Company" or "Integra"). At March 31, 2005, the Company's subsidiaries consisted of Integra Bank N.A. (the "Bank"), a reinsurance company and two statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) has been amended and will now be effective January 1, 2006. The Company estimates that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. The Company plans to adopt SFAS No. 123(R) on January 1, 2006, and is currently analyzing the transition method that will be used.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the Company. SOP 03-3 limits the accretable yield to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over the investor's initial investment in the loan and it prohibits "carrying over" or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 did not have a material impact on the Company's financial condition or results of operations.

STOCK-BASED COMPENSATION:

Stock options are accounted for using the intrinsic value method following APB No. 25 and related interpretations. Had compensation costs been determined based on the grant date market values of awards (the method described in SFAS No.
123), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

                                                                   Three Months Ended
                                                                         March 31,
                                                                    2005       2004
                                                                 ----------  ----------
Net income (loss):
    As reported                                                  $    6,389  $  (27,238)
     Add: Stock-based compensation expense
      included in reported net income (loss), net of tax                 27          31
     Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of tax                                                         51          34
                                                                 ----------  ----------
    Proforma                                                     $    6,365  $  (27,241)
                                                                 ==========  ==========

Earnings (loss) per share:
    Basic
     As reported                                                 $     0.37  $    (1.57)
     Proforma                                                          0.37       (1.57)
    Diluted
     As reported                                                 $     0.37  $    (1.57)
     Proforma                                                          0.37       (1.57)

NOTE 2. EARNINGS PER SHARE

The calculation of earnings per share for the three months ended March 31, 2005 and 2004 is summarized as follows:

                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                               2005     2004
                                              -------  --------
Net income (loss)                             $ 6,389  $(27,238)
                                              =======  ========

 Weighted average shares outstanding - Basic   17,343    17,297
 Stock-based compensation adjustment               71        82
                                              -------  --------
 Average shares outstanding - Diluted          17,414    17,379
                                              =======  ========

Earnings per share-Basic                      $  0.37  $  (1.57)
 Effect of stock-based compensation                 -         -
                                              -------  --------
Earnings per share-Diluted                    $  0.37  $  (1.57)
                                              =======  ========

On March 31, 2005, there were vested options outstanding to purchase 650 shares of the Company's common stock. The exercise price of the vested options to purchase 367 shares exceeded the stock's closing price as of March 31, 2005. On March 31, 2004, there were vested options outstanding to purchase up to 623 shares of the Company's common stock, of which 176 shares exceeded the stock's closing price as of March 31, 2004.

NOTE 3. SECURITIES

All investment securities are held as available for sale. Amortized cost and fair value of securities classified as available for sale as of March 31, 2005 and December 31, 2004 are as follows:

                                                   Gross      Gross
                                     Amortized  Unrealized  Unrealized   Fair
                                       Cost       Gains       Losses     Value
                                     ---------  ----------  ----------  --------
March 31, 2005:
U.S. Government agencies             $   1,100  $        -  $       13  $  1,087
Mortgage-backed securities             219,072         543       2,776   216,839
Collateralized Mortgage Obligations    428,248           -       9,881   417,625
States & political subdivisions         90,131       4,374           3    94,502
Other securities                        71,043       1,981         427    72,597
                                     ---------  ----------  ----------  --------
 Total                               $ 809,594  $    6,898  $   13,100  $802,650
                                     =========  ==========  ==========  ========

The Company recognized two securities as other-than-temporarily impaired which resulted in a loss of $742 for the first quarter of 2005.

                                                   Gross      Gross
                                     Amortized  Unrealized  Unrealized   Fair
                                       Cost       Gains       Losses     Value
                                     ---------  ----------  ----------  --------
December 31, 2004:
U.S. Government agencies             $   1,100  $        3  $        8  $  1,095
Mortgage-backed securities             230,843         916       1,074   230,685
Collateralized Mortgage Obligations    411,925         130       4,929   407,126
States & political subdivisions         93,520       4,298           5    97,813
Other securities                        61,926       2,841         427    64,340
                                     ---------  ----------  ----------  --------
 Total                               $ 799,314  $    8,188  $    6,443  $801,059
                                     =========  ==========  ==========  ========

The amortized cost and fair value of the securities as of March 31, 2005, by contractual maturity, except for mortgage passthrough securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                 Less than 1 Year    1 - 5 Years      5 - 10 Years     Over 10 Years
                                    Maturity          Maturity          Maturity          Maturity            Total
                                 ----------------  ----------------  ---------------  ----------------  ----------------
                                 Amount     Yield    Amount   Yield   Amount   Yield   Amount   Yield    Amount    Yield
                                 ------     -----  ---------  -----  --------  -----  --------  ------  ---------  -----
U. S. Government agencies        $    -        -   $     649  3.96%  $    451  4.18%  $      -      -   $   1,100  4.05%
Mortgage-backed securities            -        -     116,307  4.46%   102,765  4.32%         -      -     219,072  4.39%
Collateralized Mortgage
 Obligations                      1,567     4.22%    187,378  3.91%   239,303  4.37%         -      -     428,248  4.17%
States & political subdivisions   3,774     7.62%     16,962  7.61%    40,111  7.69%    29,284  11.12%     90,131  8.79%
Other securities                      -        -           -     -          -     -     71,043   6.91%     71,043  6.91%
                                 ------     ----   ---------  ----   --------  ----   --------   ----   ---------  ----

Amortized Cost                   $5,341     6.62%  $ 321,296  4.31%  $382,630  4.70%  $100,327   8.14%  $ 809,594  4.98%
                                 ======     ====   =========  ====   ========  ====   ========   ====   =========  ====
Fair Value                       $5,289            $ 315,810         $377,778         $103,773          $ 802,650
                                 ======            =========         ========         ========          =========

Note: The yield is calculated on a 35 percent federal-tax-equivalent basis.

At March 31, 2005 and December 31, 2004, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $442,934 and $424,952, respectively.

Securities, at March 31, 2005, with unrealized losses not recognized in income are as follows:

                                      Less Than 12 Months    12 Months or More          Total
                                     --------------------  --------------------  --------------------
                                       Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
         March 31, 2005               Value      Losses     Value      Losses      Value     Losses
-----------------------------------  --------  ----------  --------  ----------  --------  ----------
U.S. Government agencies             $    937  $       13  $      -  $        -  $    937  $       13
Mortgage-backed securities            177,977       2,463    12,502         313   190,479       2,776
Collateralized Mortgage Obligations   244,443       6,532   152,514       3,349   396,957       9,881
State & political subdivisions              -           -       155           3       155           3
Other securities                       25,262         427         -           -    25,262         427
                                     --------  ----------  --------  ----------  --------  ----------
Total                                $448,619  $    9,435  $165,171  $    3,665  $613,790  $   13,100
                                     ========  ==========  ========  ==========  ========  ==========

The Company does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by the U.S. government or its agencies and credit quality surrounding the recovery of the full principal balance. The Company has the ability to hold the securities for a time necessary to recover the amortized cost.

NOTE 4. INTANGIBLE ASSETS

                                     March 31, 2005                 December 31, 2004
                            --------------------------------  --------------------------------
                             Gross                     Net     Gross                     Net
                            Carrying   Accumulated  Carrying  Carrying   Accumulated  Carrying
                             Amount   Amortization   Amount    Amount   Amortization   Amount
                            --------  ------------  --------  --------  ------------  --------
Goodwill (Non-amortizing)   $ 44,839  $         -   $ 44,839  $ 44,839  $         -   $44,839
Core deposits (Amortizing)    17,080       (8,616)     8,464    17,080       (8,383)    8,697
                            --------  -----------   --------  --------  -----------   -------
Total intangible assets     $ 61,919  $    (8,616)  $ 53,303  $ 61,919  $    (8,383)  $53,536
                            ========  ===========   ========  ========  ===========   =======

All of the intangible assets relate to the banking operating segment. There were no valuation impairments for goodwill or core deposit intangibles at March 31, 2005.

NOTE 5. INCOME TAXES

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

                                                     Three Months Ended
                                                         March 31,
                                                      2005      2004
                                                     -------   --------
Federal income tax computed at the statutory rates   $ 2,800   $(16,653)
Adjusted for effects of:
    Tax exempt interest                                 (475)      (527)
    Nondeductible expenses                                55        136
    Low income housing credit                           (629)      (651)
    Cash surrender value of life insurance policies     (133)      (142)
    Dividend received deduction                         (168)       (53)
    State taxes, net of federal tax benefit               51     (1,793)
    Other differences                                    111       (660)
                                                     -------   --------

      Total income taxes (benefit)                   $ 1,612   $(20,343)
                                                     =======   ========

NOTE 6. SHORT-TERM BORROWINGS

Included in short-term borrowings are Federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank ("FHLB") advances with maturities less than one year and other short-term borrowings. The Company currently has an unsecured line of credit for $15,000 with the entire amount available at March 31, 2005.

                                                March 31,  December 31,
                                                  2005         2004
                                                ---------  ------------
Federal funds purchased                         $  25,000  $     55,700
Securities sold under agreements to repurchase    139,151        74,194
Short-term Federal Home Loan Bank advances        155,032        45,039
Other short-term borrowed funds                         -             -
                                                ---------  ------------
    Total short-term borrowed funds             $ 319,183  $    174,933
                                                =========  ============

NOTE 7. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                                                    March 31,  December 31,
                                                                                      2005        2004
                                                                                    ---------  ------------
FHLB Advances
   Fixed maturity advances (weighted average rate
     of 2.64% and 2.26% as of March 31, 2005 and December 31, 2004 , respectively)  $ 102,500  $    215,000
   Amortizing and other advances (weighted average rate
     of 5.84% and 5.85% as of March 31, 2005 and December 31, 2004, respectively)       6,110         6,653
                                                                                    ---------  ------------

     Total FHLB Advances                                                              108,610       221,653

Securities sold under repurchase agreements with maturities
   at various dates through 2008 (weighted average fixed rate of 3.64%
   and 3.85% as of March 31, 2005 and December 31, 2004, respectively)                135,000       160,000

Notes payable, secured by equipment, with a fixed interest rate of 7.26%,
   due at various dates through 2012                                                    7,374         7,581

Subordinated debt, unsecured, with a floating interest rate equal to three-
   month LIBOR plus 3.25%, with a maturity date of April 24, 2013                      10,000        10,000

Subordinated debt, unsecured, with a floating interest rate equal to three-
   month LIBOR plus 2.85%, with a maturity date of April 7, 2014                        4,000         4,000

Floating Rate Capital Securities, with an interest rate equal to six-month
   LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable
   effective July 16, 2011                                                             18,557        18,557

Floating Rate Capital Securities, with an interest rate equal to three-month
   LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable
   effective June 25, 2008                                                             35,568        35,568
                                                                                    ---------  ------------
     Total long-term borrowings                                                     $ 319,109  $    457,359
                                                                                    =========  ============

Long-term borrowings include $108,610 in advances from the FHLB. The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At March 31, 2005, the Company had sufficient collateral pledged to satisfy the FHLB's requirements.

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

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

                              March 31,  December 31,
                                2005        2004
                              ---------  ------------
Commitments to extend credit  $ 480,885  $    399,289

Standby letters of credit         9,049         7,886

NOTE 9. INTEREST RATE CONTRACTS

During the fourth quarter of 2004, the Company entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. The interest rate swap requires the Company to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR that expires on or prior to January 5, 2016.

During the first quarter of 2003, the Company entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its liabilities from fixed rate to variable rate as part of its balance sheet management strategy. The interest rate swaps require the Company to pay a variable rate based on three-month LIBOR and receive a fixed rate of interest ranging from 2.60% to 2.72%. The interest rate swaps, which had a fair value of $876 as of March 31, 2005, expire on or prior to May 22, 2006.

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

NOTE 10. SEGMENT INFORMATION

The Company operates one reporting line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. Other includes the operating results of the Parent Company and its reinsurance subsidiary.

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for Banking and other operating units.

For three months ended March 31, 2005    Banking       Other     Eliminations    Total
-------------------------------------  -----------   ---------   ------------  -----------
Interest income                        $    33,436   $      62    $      (2)   $    33,496
Interest expense                            11,431       1,006           (2)        12,435
                                       -----------   ---------    ---------    -----------
Net interest income (loss)                  22,005        (944)           -         21,061
Provision for loan losses                      375           -            -            375
Other income (1)                             6,443       7,453       (7,352)         6,544
Other expense                               18,802         447          (20)        19,229
                                       -----------   ---------    ---------    -----------
Earnings before income taxes                 9,271       6,062       (7,332)         8,001
                                       -----------   ---------    ---------    -----------
Income tax expense (benefit)                 2,034        (422)           -          1,612
                                       -----------   ---------    ---------    -----------
Net income (loss)                      $     7,237   $   6,484    $  (7,332)   $     6,389
                                       ===========   =========    =========    ===========

Segment assets                         $ 2,732,490   $ 275,857    $(249,348)   $ 2,758,999
                                       ===========   =========    =========    ===========

For three months ended March 31, 2004    Banking       Other     Eliminations     Total
-------------------------------------  -----------   ---------   ------------  -----------
Interest income                        $    34,141   $      54    $      (4)   $    34,191
Interest expense                            14,828         750           (4)        15,574
                                       -----------   ---------    ---------    -----------
Net interest income (loss)                  19,313        (696)           -         18,617
Provision for loan losses                      650           -            -            650
Other income (loss) (1)                     11,967     (26,565)      26,615         12,017
Other expense                               77,260         328          (23)        77,565
                                       -----------   ---------    ---------    -----------
Earnings (loss) before income taxes        (46,630)    (27,589)      26,638        (47,581)
                                       -----------   ---------    ---------    -----------
Income tax (benefit)                       (19,947)       (396)           -        (20,343)
                                       -----------   ---------    ---------    -----------
Net income (loss)                      $   (26,683)  $ (27,193)   $  26,638    $   (27,238)
                                       ===========   =========    =========    ===========

Segment assets                         $ 2,621,850   $ 270,507    $(243,628)   $ 2,648,729
                                       ===========   =========    =========    ===========

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

This discussion and analysis uses the following non-GAAP financial measures:
"net operating income", which represents net income, less securities gains/losses and gain on sale of merchant program, net of tax and debt extinguishment expense, net of tax; "diluted net operating income per share", which is net operating income divided by the total number of diluted shares; "adjusted non-interest income", which represents non-interest income, less securities gains/losses and gain on sale of merchant program; and "adjusted non-interest expense", which represents non-interest expense, less debt extinguishment expenses. This discussion and analysis includes tables which reconcile the non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of these non-GAAP financial measures is intended to supplement investors' understanding of the Company's business activities, unaffected by certain fluctuations caused primarily by the 2004 balance sheet restructuring. There are no additional purposes for which management uses these non-GAAP financial measures.

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

The Company has set three priorities for 2005.

[ ]   Grow revenue

[ ]   Improve Efficiencies

[ ]   Service Quality and Employee Development

Executing loan growth initiatives in consumer, small business, and commercial real estate will help to increase revenue in 2005. This will be complemented by new low cost deposit initiatives to consumers and focusing on selling cash management services to commercial customers. The Company initiated its High Performance Checking ("HPC") program in late January 2005. This program utilizes direct mail and word of mouth referrals to increase core personal checking account acquisitions. The goal is to double new account openings compared to 2004. As of March 31, 2005, the Company is ahead of goal. The Company is also targeting its cash management products for commercial and public entities.

The second priority is to improve efficiencies through increased revenue growth. The Company also will continue to exercise disciplined expense management, which may include continuing to execute on strategies to divest or improve under-performing units. These strategies also encompass our plans to balance the mix of our markets closer to an equal number of community and metro markets, which will be accomplished by branch build-outs, divestitures, and acquisitions.

The third priority is to continue high service quality and development of employees. The Company will continue its "I Care" service initiatives. This emphasis includes frequent mystery shopping and ensures accountability in our branches. The Company will continue to invest in employee training to develop, challenge, motivate, and reward its greatest asset, its employees.

The Company believes all these priorities will accelerate loan growth, increase core deposits, grow revenue and earnings, and enhance shareholder value.

In May of 2005, the Company expects to close the previously announced sale of three banking centers in Southern Illinois. All regulatory approvals have been received. This sale is expected to generate a pretax gain of $5-6 million, depending on the final deposit balances at closing. The Company may divest underperforming businesses, non-performing loans, or investment securities during the second quarter.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

FINANCIAL OVERVIEW

Net income (loss) for the quarter ended March 31, 2005, was $6,389 compared to $(27,238) for the same period of 2004. Earnings (loss) per share, on a diluted basis, were $0.37 for the first quarter of 2005 compared to $(1.57) for the first quarter of 2004. Net operating income, which is defined as net income less securities gains/losses, gain on sale of merchant program and debt extinguishment net of tax, was $6,577 for the first three months of 2005 compared to $4,649 for the first three months of 2004, representing a 41% increase. Management believes that net operating income provides a more comparable trend analysis of the Company's core earnings. The diluted net operating income per share was $0.38 for the first quarter of 2005 compared to $0.27 for the same period of 2004.

RECONCILIATION TABLE - NET OPERATING INCOME AND DILUTED NET OPERATING INCOME PER SHARE

(In millions, except per share data)

                                                            Three Months Ended
                                                     -------------------------------
                                                     March 31,   March 31,   Percent
                                                       2005        2004      Change
                                                     ---------   ---------   -------
Net income (loss)                                    $   6,389   $ (27,238)
 Excluding:
   Gain on sale of merchant program, net of tax            248           -
   Securities gains (losses), net of tax                  (436)      3,201
   Debt extinguishment expense, net of tax                   -      35,088
                                                     ---------   ---------
Net operating income                                 $   6,577   $   4,649     41%
                                                     =========   =========     ==

Diluted net income (loss) per share                  $    0.37   $   (1.57)
 Excluding:
   Gain on sale of merchant program, net of tax           0.01           -
   Securities gains (losses), net of tax                 (0.02)       0.18
   Debt extinguishment expense, net of tax                   -        2.02
                                                     ---------   ---------
Diluted net operating income per share               $    0.38   $    0.27     41%
                                                     =========   =========     ==

Credit quality trends were stable to positive. Provision for loan losses was $375 for the three months ended March 31, 2005, a $275 reduction compared to $650 for the same period one year ago. The Company expects an increase in the provision for loan losses for the remainder of 2005, as a result of a more normal level of charge-offs for the commercial business, stable consumer credit quality, and an accelerated level of bankruptcy filings because of the new legislation signed into law on April 20, 2005. Bankruptcy filings are expected to normalize after the legislation becomes effective. Net charge-offs were $910 in the 2005 first quarter compared to $559 in the 2004 first quarter, or 22 and 14 basis points, of average loans respectively, over the same periods. During the first quarter of 2005, one loan represented $713, which was fully reserved, of the total net charge-offs. Another loan, which had a specific reserve, went to auction and the reserve on that loan was released as the Company expects a full recovery on the loan. The net charge-offs experienced in the 2005 first quarter reflected a better than expected performance.

Annualized returns on average assets and equity for the three months ended March 31, 2005, were 0.94% and 12.26%, respectively, compared with (3.76)% and (47.20)% in the same period of 2004. The annualized returns, excluding the loss from the balance sheet restructuring of $31,887 (debt extinguishment loss of $35,088 net of securities gains of $3,201) on average assets and equity for the first three months of 2004 were 0.65% and 8.10%, respectively.

NET INTEREST INCOME

Net interest income grew to $21,061 for the three months ended March 31, 2005 from $18,617 for the three months ended March 31, 2004, an increase of $2,444, or 13.1%. On a tax-equivalent basis, net interest income grew 11.7% to $21,850 in the first quarter of 2005 from the $19,558 reported in the same period a year ago. The improvement is attributable, in part, to the increase in rates in commercial and consumer loans and a decrease in liability costs as a result of the balance sheet restructuring in the first quarter of 2004. This was augmented by increases in valuable core deposits and deposit pricing discipline. These activities produced a net interest margin that increased by 56 basis points to 3.50% during the first quarter of 2005 compared to the same quarter a year ago. Interest rates overall were higher and interest costs for borrowings were lower in the first quarter of 2005 compared with the same period of 2004.

Earning asset yields increased 23 basis points from the first quarter of 2004 compared to the first quarter of 2005, comprised of a 22 basis point increase in loan yields and a 13 basis point increase in investment yields. The Company's cost of funds decreased 33 basis points from the prior year period, driven primarily by a 157 basis point decline in other interest bearing liabilities yields, which includes both short-term and long-term liabilities. The balance sheet restructuring took place late in the first quarter of 2004, and thus had a negligible effect on net interest income and the net interest margin for that quarter.

Average earning assets were $2,496,073 for the first quarter of 2005 compared to $2,651,509 for the first quarter of 2004, reflecting a 5.9% decrease. Average loans decreased $11,859, to $1,649,168 from $1,661,027, or 0.7%, from the first quarter of 2004. The decrease was concentrated in the commercial and mortgage portfolios, which fell by $12,632 and $19,400, or 1.5% and 4.6% respectively; however, on average, commercial loans increased $34,679 from the fourth quarter of 2004. The decrease in mortgage loans is a result of payoffs and lower demand for adjustable rate mortgages. Over the same time period, average consumer loan balances grew $20,173, or 5.4%. Loan yields increased 22 basis points to 5.87% for the first quarter of 2005 compared to 5.65% for the same period in 2004.

Between the first quarters of 2004 and 2005, the average balance of investment securities showed a decrease of $144,616. This was the direct result of the balance sheet restructuring. As part of the balance sheet restructuring, the investment portfolio was reduced by approximately $262,000. Since this transaction happened at the end of the quarter, averages were not significantly impacted. The average yield on securities sold in the first quarter of 2004 was 4.29%. The investment portfolio average yield was 4.80% in the first quarter of 2005 compared with 4.67% for the same time period in 2004.

Average interest-bearing liabilities declined $148,269, or 6.1%, to $2,269,409 for the three months ended March 31, 2005 compared to the same period in 2004. The mix improved as valuable core deposit growth reduced the reliance on certificates of deposit and wholesale funding. The interest-bearing liability yield decreased from 2.56% to 2.21% for the first quarter of 2005 compared to the same period in 2004.

Average interest bearing deposits increased $26,702 from $1,628,946 to $1,655,648 while average non-interest-bearing demand deposits increased $15,340, or 6.5%, from $237,047 to $252,387 for the first quarter of 2005 compared to the same period in 2004. Overall, valuable core deposits grew 5.4% year over year to $1,062,462 from $1,007,940. Consistent pricing discipline held costs to an increase of 34 basis points from 1.54% for the first quarter of 2004 to 1.88% for the same period this year, while rates in the market increased 175 basis points from the first quarter of 2004 over the same period.

Average short-term borrowings decreased $3,171 from $164,107 to $160,936 for the first quarter of 2005 compared to the same period in 2004. The cost of short-term borrowings increased 92 basis points during this period, to 2.02% for the first quarter of 2005.

Average long-term borrowings decreased $171,800 from $624,625 to $452,825 for the first quarter of 2005 compared to the same period in 2004. The Company reduced high-coupon, long-term debt as part of the balance sheet restructuring in late March 2004. The cost of long-term borrowings decreased 213 basis points from 5.62% during the first quarter of 2004 to 3.49% for the same period of 2005. In March 2004, the Company issued $4,000 of subordinated debt, which had a floating rate of 3.96% on March 31, 2004. Since both the new subordinated debt and the balance sheet restructuring occurred late in the quarter, neither the average balances nor the rates were materially impacted in the first quarter of 2004.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Three Months Ended March 31,                           2005                             2004
                                           ---------------------------------  ----------------------------
                                             Average      Interest    Yield/   Average     Interest  Yield
                                             Balances      & Fees      Cost    Balances     & Fees   /Cost
                                           -----------   -----------  ------  ----------   --------  -----
EARNING ASSETS:
Short-term investments                     $     1,748   $        44   2.51%  $    5,441   $     46  0.85%
Loans held for sale                              6,683           431   6.45%       2,043        136  6.67%
Securities                                     805,432        38,661   4.80%     950,048     44,367  4.67%
Regulatory Stock                                33,042         1,497   4.53%      32,950      1,684  5.11%
Loans                                        1,649,168        96,806   5.87%   1,661,027     93,848  5.65%
                                           -----------   -----------   ----   ----------   --------  ----

    Total earning assets                     2,496,073   $   137,439   5.51%   2,651,509   $140,081  5.28%
                                                         ===========                       ========

Allowance for loan loss                        (23,551)                          (25,577)
Other non-earning assets                       278,654                           285,887

                                           -----------                        ----------
TOTAL ASSETS                               $ 2,751,176                        $2,911,819
                                           ===========                        ==========

INTEREST-BEARING LIABILITIES:

Deposits
   Savings and interest-bearing demand     $   585,210   $     3,921   0.67%  $  544,566   $  2,341  0.43%
   Money market accounts                       224,865         4,092   1.82%     226,327      3,281  1.45%
   Certificates of deposit and other time      845,573        23,084   2.73%     858,053     19,478  2.27%
                                           -----------   -----------   ----   ----------   --------  ----
    Total interest-bearing deposits          1,655,648        31,097   1.88%   1,628,946     25,100  1.54%

Short-term borrowings                          160,936         3,251   2.02%     164,107      1,805  1.10%
Long-term borrowings                           452,825        15,804   3.49%     624,625     35,104  5.62%
                                           -----------   -----------   ----   ----------   --------  ----

   Total interest-bearing liabilities        2,269,409   $    50,152   2.21%   2,417,678   $ 62,009  2.56%
                                                         ===========                       ========
Non-interest bearing deposits                  252,387                           237,047
Other noninterest-bearing liabilities and
   shareholders' equity                        229,380                           257,094
                                           -----------                        ----------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $ 2,751,176                        $2,911,819
                                           ===========                        ==========   ========  ====
Interest income/earning assets                           $   137,439   5.51%               $140,081  5.28%
Interest expense/earning assets                               50,152   2.01%                 62,009  2.34%
                                                         -----------   ----                --------  ----
   Net interest income/earning assets                    $    87,287   3.50%               $ 78,072  2.94%
                                                         ===========   ====                ========  ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $728 and $867 for 2005 and 2004, respectively

Federal tax equivalent adjustments on loans are $62 and $74 for 2005 and 2004, respectively.

NON-INTEREST INCOME

Non-interest income decreased $5,473 to $6,544 in the first quarter of 2005 compared to $12,017 for the first quarter of 2004. The decrease is attributable to the $5,200 in securities gains taken in the first quarter of 2004 related to the balance sheet restructuring. Securities losses in the first quarter of 2005 totaled $733. Excluding the impact of securities gains/losses in both quarters and the sale of the merchant program in the first quarter of 2005, adjusted non-interest income was $6,860 in the first quarter of 2005, a $43 increase compared to the same quarter of 2004. The Company recognized two securities as impaired which resulted in a loss of $742 for the first quarter of 2005. The Company sold its merchant program in March of 2005 as part of its goal to improve efficiencies and recognized a net gain of $417.

The increase in service charges on deposits was attributable to both an increase in deposit accounts and an increase in fees in February of 2004. This increase occurred even though the Company lowered fees of personal checking products as part of its new HPC program. Other service charge fees decreased due primarily to a decline in commissions on annuities and brokerage sales. Mortgage banking income decreased due to the decline in refinancing demand for fixed rate mortgage loans. Debit card income increased as the Company issued more cards as a result of the HPC program and customers increased the usage of the cards.

Reconciliation Table - Non-Interest Income to Adjusted Non-Interest Income

                                          Three Months Ended
                                               March 31,
                                                                Increase
       Non-Interest Income                  2005      2004     (Decrease)
--------------------------------------    -------   --------   ----------
Service charges on deposit accounts       $ 3,022   $ 2,788    $     234
Other service charges and fees                816       960         (144)
Credit card fee income                        515       493           22
Mortgage banking                              152       228          (76)
Debit card income                             543       313          230
Trust income                                  477       496          (19)
Securities gains (losses)                    (733)    5,200       (5,933)
Gain on sale of mortgage loans                117       141          (24)
Gain on sale of other assets                  432         8          424
CSV life insurance income                     380       406          (26)
Other                                         823       984         (161)
                                          -------   -------    ---------
 Total non-interest income                $ 6,544   $12,017    $  (5,473)
                                          =======   =======    =========
   Less securities gains (losses)            (733)    5,200       (5,933)
   Less gain on sale of merchant program      417         -          417
                                          -------   -------    ---------
 Total adjusted non-interest income       $ 6,860   $ 6,817    $      43
                                          =======   =======    =========

NON-INTEREST EXPENSE

Non-interest expense was $19,229 for the first quarter of 2005 compared to $77,565 for the same period of 2004, a decrease of $58,336. Of this decrease, $56,998 is attributable to the prepayment fees incurred from the balance sheet restructuring in the first quarter of 2004. There was no comparable expense in the first quarter of 2005. Excluding the impact of debt extinguishment expense, adjusted non-interest expense was $1,338 lower, in the 2005 first quarter compared to the same quarter a year ago. This was primarily the result of lower salaries, incentives and commissions, and benefit expenses.

Salaries, commissions and incentives and other benefits decreased $1,432, or 12.7%, for the three months ended March 31, 2005, compared to the same period of 2004. This decrease was primarily the result of severance payments of $269 and a larger pay out of commissions and incentives in the first quarter of 2004, and decrease in full time equivalent employees and lower health claims in the first quarter of 2005. The Company began offering an alternative choice in medical plans to the employees in 2004, which provides its employees the opportunity to more actively manage their health care consumption and could help control the increase in these expenses in the future.

Professional fees decreased $215, or 17.9%, from $1,198 to $983. This was primarily the result of incurring additional professional fees during the balance sheet restructuring which occurred in the first quarter of 2004 and additional legal expenses in 2004. Communication and transportation expense increased $227 from $895 for the quarter ending March 31, 2004, to $1,122 for the first quarter of 2005. Nearly all of this increase is due to the additional postage for the HPC program. The Company expects to have larger postage expense for all of 2005 compared to 2004 as a result of this program. The majority of the increase in occupancy expense is due to the four branches that were opened in 2004.

Reconciliation Table - Non-Interest Expense to Adjusted Non-Interest Expense

                                         Three Months Ended
                                              March 31,
                                                              Increase
        Non-Interest Expense               2005       2004   (Decrease)
------------------------------------     -------    -------  ---------
Salaries                                 $ 7,316    $ 7,868  $    (552)
Commissions and incentives                   863      1,359       (496)
Other benefits                             1,636      2,020       (384)
Occupancy                                  1,881      1,590        291
Equipment                                    923      1,077       (154)
Professional fees                            983      1,198       (215)
Communication and transportation           1,122        895        227
Processing                                   934        865         69
Software                                     437        416         21
Marketing                                    511        466         45
Debt prepayment fees                           -     56,998    (56,998)
Low income housing project losses            546        552         (6)
Amortization of intangible assets            233        405       (172)
Other                                      1,844      1,856        (12)
                                         -------    -------  ---------
 Total non-interest expense              $19,229    $77,565  $ (58,336)
                                         =======    =======  =========
   Less debt prepayment fees                   -     56,998    (56,998)
                                         -------    -------  ---------
 Total adjusted non-interest expense      19,229     20,567     (1,338)
                                         =======    =======  =========

INCOME TAX EXPENSE

Income tax expense was $1,612 for the three months ended March 31, 2005, compared to a benefit of $20,343 for the same period in 2004. The effective tax rates were 20.1% and (42.8)% for the three months ended March 31, 2005 and 2004, respectively. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The Company expects the effective tax rate to be approximately 22% for the remainder of 2005. See Note 5 "Income Taxes" for the components of the income tax expense (benefit).

FINANCIAL POSITION

Total assets at March 31, 2005 were $2,758,999, an increase of $1,834 compared to $2,757,165 at December 31, 2004. Total assets were $2,648,729 at March 31, 2004.

SECURITIES

Total investment securities available for sale were $802,650 at March 31, 2005, $801,059 at December 31, 2004, and $707,947 at March 31, 2004. These securities represent the second largest earning asset component after loans. The Company currently has no investment securities classified as held to maturity. The market value of the investment securities available for sale on March 31, 2005, was $6,945 lower than the amortized cost. The yield for the portfolio is 4.80% compared to 4.73% on December 31, 2004. Management regularly reviews the composition of the securities portfolio, taking into account market risks, interest rate environment, liquidity needs, and the Company's overall interest rate risk profile.

REGULATORY STOCK

Regulatory stock, defined as Federal Reserve and Federal Home Loan Bank ("FHLB"), includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time to time the Company purchases Federal Reserve dividend paying stock according to requirements set by the regulatory agency. Dividends from FHLB are primarily paid in the form of stock.

LOANS HELD FOR SALE

Loans held for sale increased $13,199 at March 31, 2005, to $14,372 from $1,173 at December 31, 2004. The increase was due to the reclassification of loans expected to be sold in the second quarter of 2005 in conjunction with the sale of three Illinois branches previously announced in late 2004.

LOANS

Total loans at March 31, 2005 were $1,659,371 compared to $1,665,324 at December 31, 2004. A reclassification of $13,588 from loans to loans held for sale occurred during the first quarter of 2005 due to the pending sale of three banking centers. Including these loans, loans increased $7,635, or 0.5%, from December 31, 2004 to March 31, 2005. Because of the reclassification, loans decreased $5,953 between December 31, 2004, and March 31, 2005. This decrease is mainly attributable to an $11,402 decrease in commercial loans, a $5,189 decrease in residential mortgages, and a $5,178 decrease in home equity loans. These decreases were partially offset by an increase of $7,902 in commercial real estate loans and $7,914 in consumer loans. The commercial decrease of $11,402 was primarily the result of funding a line of credit that was repaid in early January 2005. Mortgage loans decreased as consumers sought fixed rate funding in the rising rate environment. The Company retains variable rate mortgage loans but sells its fixed rate mortgages. Consumer loans are seasonal and the Company expects the growth in this category to continue over the next two quarters.

                                      March 31,   December 31,
                                        2005          2004
                                      ----------  ------------
Commercial
    Commercial, industrial and
      agricultural loans              $  553,494  $    563,382
    Economic development loans and
      other obligations of state and
      political subdivisions              11,684        13,195
    Lease financing                        5,728         5,731
                                      ----------  ------------
      Total commercial                   570,906       582,308
Commercial real estate
    Commercial mortgages                 207,358       224,066
    Construction and development          97,127        72,517
                                      ----------  ------------
      Total commercial real estate       304,485       296,583

Residential mortgages                    450,818       456,007
Home equity                              137,859       143,037
Consumer loans                           195,309       187,395
                                      ----------  ------------
      Total loans                      1,659,377     1,665,330
Less: unearned income                          6             6
                                      ----------  ------------
      Loans, net of unearned income   $1,659,371  $  1,665,324
                                      ==========  ============

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

The allowance for loan losses was $23,259 at March 31, 2005, representing 1.40% of total loans, compared with $23,794 at December 31, 2004, and $25,494 at March 31, 2004, which represented 1.43% and 1.54% of total loans, respectively. Annualized net charge-offs to average loans was 0.22% during the first quarter of 2005 compared to 0.14% for the same period of 2004. The provision for the first three months of 2005 was $375, which was a decrease of $275 compared to the same period in 2004. Net charge-offs exceeded the provision by $535 in the first quarter of 2005. The lower provision for the quarter is due primarily to the release of $621 in specific reserves related to a non-performing agricultural loan that went to auction late in the first quarter and a charge off of a loan for $713 which was fully reserved. The allowance for loan losses to non-performing loans was 129.11% at March 31, 2005, compared to 128.29% and 126.50% at December 31, 2004 and March 31, 2004, respectively.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                 Three Months Ended
                                      March 31,
                                  2005        2004
                                --------    --------
Beginning Balance               $ 23,794    $ 25,403
Loans charged off                 (1,133)     (1,205)
Recoveries                           223         646
Provision for loan losses            375         650
                                --------    --------
Ending Balance                  $ 23,259    $ 25,494
                                ========    ========

Percent of total loans              1.40%       1.54%
                                ========    ========

Annualized % of average loans:
 Net charge-offs                    0.22%       0.14%
 Provision for loan losses          0.09%       0.16%

As of March 31, 2005, total non-performing loans were $18,015, which is $532 lower than the level at December 31, 2004, and $2,138 lower than March 31, 2004. Non-performing loans, consisting of nonaccrual and 90 days or more past due loans, were 1.09%, 1.11% and 1.22% of total loans at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. A municipal obligation included in securities available for sale with a market value of $2,716 was in default in the first quarter of 2004 but was recovered in full in the third quarter of 2004.

Listed below is a comparison of non-performing assets.

                                                            March 31,  December 31,
                                                              2005        2004
                                                            ---------  ------------
Nonaccrual loans                                            $ 17,883   $    17,971
90 days or more past due loans                                   132           576
                                                            --------   -----------
 Total non-performing loans                                   18,015        18,547
Other real estate owned                                          152           243
                                                            --------   -----------
 Total non-performing assets                                $ 18,167   $    18,790
                                                            ========   ===========

Ratios:
Non-performing Loans to Loans                                   1.09%         1.11%
Non-performing Assets to Loans and Other Real Estate Owned      1.09%         1.13%
Allowance for Loan Losses to Non-performing Loans             129.11%       128.29%

DEPOSITS

Total deposits were $1,892,844 at March 31, 2005, compared to $1,896,541 and $1,816,161 at December 31, 2004, and March 31, 2004, respectively. Total valuable core deposits, including non-interest and interesting bearing demand, money market and savings deposits, increased $62,564 to $1,055,804 at March 31, 2005, from $993,240 on March 31, 2004, but decreased $22,263 from $1,078,067 at
December 31, 2004. The decrease from December 31, 2004 was caused primarily by the daily fluctuations in balances of some larger demand deposit accounts; however, on average, valuable core deposits increased from December 31, 2004 to March 31, 2005. The Company's HPC program is expected to grow valuable core deposits in 2005. The program began in late January with a goal to double the number of new accounts that were opened in 2004. As of March 31, 2005, the Company was above the goal set for the first two months of the program. Time deposits greater than $100 have increased $18,334, or 6.0%, since December 31, 2004. Other time deposits increased $232 for the same period. Time deposits greater than $100 increased $38,180, or 13.4%, and other time deposits decreased $24,061, or 4.5%, from March 31, 2004, to March 31, 2005. The increase in the time deposits over $100 is primarily due to an increase in public fund deposits.

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements totaled $164,151 at March 31, 2005, compared to $129,894 at December 31, 2004.
Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Company's commercial customers as part of a cash management service. Additional short-term borrowings include short-term advances from FHLB. These borrowings increased $109,993 as previously classified long-term borrowings reached the short-term position.

At March 31, 2005, the Company had a $15,000 line of credit with no outstanding balance. The Company also had the capacity to borrow from the Federal Reserve Bank discount window, uncommitted securities eligible for pledging, and available uncommitted Fed Funds lines from various financial institutions at the end of the first quarter 2005.

LONG-TERM BORROWINGS

Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings is $108,610 of FHLB advances to fund investments and loans and to satisfy other funding needs. The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At March 31, 2005, the Company was in compliance with those requirements.

On March 25, 2004, the Company issued $4,000 of subordinated debt that will mature on April 7, 2014. Issuance costs of $144 were paid by the Company and are being amortized over the life of the debt.

CAPITAL EXPENDITURES

The Company is currently constructing a new banking center in Florence, Kentucky, which is located near Cincinnati, Ohio. Capital expenditures for the new banking center were $571 in the first quarter of 2005. This banking center is scheduled to open in the second quarter of 2005.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2004.

CAPITAL RESOURCES AND LIQUIDITY

The Company and Integra Bank N.A. (the "Bank") have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply to the Bank. It is management's intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for the Company and the Bank are shown below.

                                            Regulatory Guidelines          Actual
                                          -------------------------  -----------------------
                                             Minimum       Well-     March 31,  December 31,
                                          Requirements  Capitalized    2005        2004
                                          ------------  -----------  ---------  ------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)       8.00%          N/A       12.58%      12.56%
Tier 1 Capital (to Risk-Weighted Assets)      4.00%          N/A       10.64%      10.52%
Tier 1 Capital (to Average Assets)            4.00%          N/A        7.72%       7.64%

Integra Bank NA:
Total Capital (to Risk-Weighted Assets)       8.00%        10.00%      12.04%      12.01%
Tier 1 Capital (to Risk-Weighted Assets)      4.00%         6.00%      10.84%      10.77%
Tier 1 Capital (to Average Assets)            4.00%         5.00%       7.91%       7.86%

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

For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Company's asset/liability management program. When these sources are not adequate, the Company may use Federal Funds purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with the FHLB, as alternative sources of liquidity. Additionally, the Company's underwriting standards for its mortgage loan portfolio comply with standards established by government housing agencies; as a result, a portion of the mortgage loan portfolio could be sold to provide additional liquidity. At March 31, 2005, and December 31, 2004, respectively, Federal Funds sold and other short-term investments were $129 and $64. Additionally, at March 31, 2005, the Company had $205,000 available from unused Federal Funds lines and in excess of $354,803 in unencumbered securities available for repurchase agreements. The Bank also has a "borrower in custody" line with the Federal Reserve Bank totaling over $438,771 as part of its liquidity contingency plan.

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

Liquidity for the Company is required to support operational expenses of the Company, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders and other general corporate purposes. During the first quarter of 2004, the Company announced a change in its dividend philosophy and moved to a long-term dividend payout ratio of 35% to 50% of net earnings. Management believes that funds to fulfill these obligations for 2005 will be available from currently available cash and marketable securities, dividends from the Bank, accessing the Company's line of credit, or other sources that management expects to be available during the year.

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

At the Company, interest rate risk is managed through the Corporate Asset and Liability Committee (Corporate ALCO) with oversight through the ALCO Committee of the Board of Directors (Board ALCO). The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least monthly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls. The model is externally validated periodically by an independent third party.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The Company uses the following key methodologies to measure interest rate risk.

EARNINGS AT RISK ("EAR"). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At March 31, 2005, the Company would experience a negative 4.21% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 0.89% change in net interest income. The reduction in EAR in the down 200 basis points scenario can be attributed to a favorable impact from the quarter over quarter increase in interest rates. Both simulation results are within the policy limits established by the Board ALCO.

Trends in Earnings at Risk

                   Estimated Change in EAR from the Base Interest Rate Scenario
                   ------------------------------------------------------------
                   -200 basis points                          +200 basis points
                   -----------------                          -----------------
March 31, 2005           -4.21%                                     -0.89%
December 31, 2004        -5.77%                                     -0.59%

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

At March 31, 2005, the Company would experience a positive 3.18% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 8.25% change in EVE. Both of these measures are within Board approved policy limits.

Trends in Economic Value of Equity

                   Estimated Change in EVE from the Base Interest Rate Scenario
                   ------------------------------------------------------------
                   -200 basis points                          +200 basis points
                   -----------------                          -----------------
March 31, 2005            3.18%                                     -8.25%
December 31, 2004         1.37%                                     -7.77%

The assumptions in any of these simulation runs are inherently uncertain. Any simulation cannot precisely estimate net interest income or economic value of the assets and liabilities or precisely predict the impact of higher or lower interest rates on net interest income or on the economic value of the assets and liabilities. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest-rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions and management strategies.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform the following non-audit services:

[ ]   Preparation of Corporate Income Tax Return

[ ]   Federal, state and local tax planning, compliance and advice.

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

                                            INTEGRA BANK CORPORATION

                                            By /s/ Michael T. Vea
                                               ---------------------------------
                                               Chairman of the Board, Chief
                                               Executive Officer and President
                                               May 9, 2005

                                               /s/ Sheila A. Stoke
                                               ---------------------------------
                                               Senior Vice President, Controller
                                               and Principal Accounting Officer
                                               May 9, 2005