Form 10-Q
period 2005-06-30
INTEGRA BANK CORP
filed 2005-08-09
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to           .
Commission file number: 0-13585
INTEGRA BANK CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-1632155
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

PO BOX 868, EVANSVILLE, INDIANA	47705-0868
(Address of principal executive offices)	(Zip Code)
          Registrant’s telephone number, including area code:  (812) 464-9677
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☑   No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 29, 2005
(Common stock, $1.00 Stated Value)	17,446,447

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for per share data)

	June 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$72,673	$71,770
Federal funds sold and other short-term investments	94	64

Total cash and cash equivalents	72,767	71,834
Loans held for sale (at lower of cost or market value)	9,997	1,173
Securities available for sale	761,018	801,059
Regulatory stock	33,033	32,975
Loans, net of unearned income	1,696,600	1,665,324
Less: Allowance for loan losses	(25,247)	(23,794)

Net loans	1,671,353	1,641,530
Premises and equipment	51,207	50,233
Goodwill, net	44,491	44,839
Other intangibles, net	8,231	8,697
Other assets	104,200	104,825

TOTAL ASSETS	$2,756,297	$2,757,165

LIABILITIES
Deposits:
Non-interest-bearing demand	$242,402	$257,963
Interest-bearing:
Savings, interest checking and money market accounts	796,275	820,104
Time deposits of $100 or more	323,390	304,495
Other interest-bearing	482,943	513,979

Total deposits	1,845,010	1,896,541
Short-term borrowings	410,640	174,933
Long-term borrowings	258,579	457,359
Other liabilities	24,331	19,041

TOTAL LIABILITIES	2,538,560	2,547,874

SHAREHOLDERS’ EQUITY
Preferred stock — 1,000 shares authorized — None outstanding
Common stock — $1.00 stated value — 29,000 shares authorized	17,428	17,375
Additional paid-in capital	127,941	126,977
Retained earnings	72,749	64,481
Unvested restricted stock	(919)	(578)
Accumulated other comprehensive income	538	1,036

TOTAL SHAREHOLDERS’ EQUITY	217,737	209,291

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,756,297	$2,757,165

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans:
Taxable	$25,332	$23,420	$49,277	$46,770
Tax-exempt	106	112	222	249
Interest and dividends on securities:
Taxable	7,310	6,344	14,839	14,858
Tax-exempt	1,410	1,427	2,826	3,150
Dividends on regulatory stock	371	352	745	773
Interest on loans held for sale	136	53	241	87
Interest on federal funds sold and other short-term investments	35	19	46	31

Total interest income	34,700	31,727	68,196	65,918

INTEREST EXPENSE
Interest on deposits	8,445	6,133	16,121	12,385
Interest on short-term borrowings	2,610	504	3,424	960
Interest on long-term borrowings	2,849	3,521	6,794	12,387

Total interest expense	13,904	10,158	26,339	25,732

NET INTEREST INCOME	20,796	21,569	41,857	40,186
Provision for loan losses	4,316	155	4,691	805

Net interest income after provision for loan losses	16,480	21,414	37,166	39,381

NON-INTEREST INCOME
Service charges on deposit accounts	3,945	3,199	6,967	5,987
Other service charges and fees	1,708	2,159	3,734	4,153
Trust income	518	525	995	1,021
Net securities gains (losses)	(340)	(703)	(1,073)	4,497
Gain on sale of other assets	6,037	1,184	6,459	1,360
Other	1,243	1,152	2,573	2,515

Total non-interest income	13,111	7,516	19,655	19,533
NON-INTEREST EXPENSE
Salaries	7,662	7,903	14,978	15,771
Commissions and incentives	1,321	1,016	2,184	2,375
Other benefits	1,727	1,860	3,363	3,880
Occupancy	1,901	1,579	3,782	3,169
Equipment	923	1,020	1,846	2,097
Professional fees	1,168	1,133	2,150	2,331
Communication and transportation	1,128	841	2,250	1,736
Processing	608	724	1,542	1,588
Software	379	511	815	927
Marketing	577	521	1,087	987
Debt prepayment fees	—	—	—	56,998
Low income housing project losses	568	551	1,114	1,103
Other	2,113	2,911	4,193	5,173

Total non-interest expense	20,075	20,570	39,304	98,135

Income (loss) before income taxes	9,516	8,360	17,517	(39,221)
Income tax expense (benefit)	2,066	1,705	3,678	(18,638)

NET INCOME (LOSS)	$7,450	$6,655	$13,839	$(20,583)

Earnings (loss) per share:
Basic	$0.43	$0.38	$0.80	$(1.19)
Diluted	0.43	0.38	0.79	(1.19)

Weighted average shares outstanding:
Basic	17,365	17,312	17,354	17,304
Diluted	17,440	17,368	17,434	17,304

Dividends per share	$0.16	$0.16	$0.32	$0.395
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$7,450	$6,655	$13,839	$(20,583)

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax $2,741, $(9,531), $(775) and $(6,294), respectively)	4,028	(14,002)	(1,136)	(9,246)
Reclassification of realized amounts (net of tax $138, $285, $435 and $(1,822), respectively)	202	418	638	(2,675)

Net unrealized gain (loss) on securities	4,230	(13,584)	(498)	(11,921)

Unrealized gain on derivative hedging instruments arising in period (net of tax of $63 and $127, respectively for 2004)	—	93	—	186

Net unrealized gain (loss), recognized in other comprehensive income	4,230	(13,491)	(498)	(11,735)

Comprehensive income (loss)	$11,680	$(6,836)	$13,341	$(32,318)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

						Accumulated
			Additional		Unvested	Other
	Common	Common	Paid-in	Retained	Restricted	Comprehensive
	Shares	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance at December 31, 2004	17,375,004	$17,375	$126,977	$64,481	$(578)	$1,036	$209,291

Net income	—	—	—	13,839	—	—	13,839
Cash dividend declared ($0.32 per share)	—	—	—	(5,571)	—	—	(5,571)
Change, net of tax, in unrealized loss on
securities	—	—		—	—	(498)	(498)
Exercise of stock options	30,429	31	504	—	—	—	535
Grant of restricted stock, net of forfeitures	22,220	22	460	—	(482)	—	—
Unearned compensation amortization	—	—	—	—	141	—	141

Balance at June 30, 2005	17,427,653	$17,428	$127,941	$72,749	$(919)	$538	$217,737

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
 (In thousands)

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,839	$(20,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Federal Home Loan Bank stock dividends	(58)	(48)
Amortization and depreciation	3,694	4,543
Amortization of unearned compensation	141	98
Provision for loan losses	4,691	805
Net securities (gains) losses	1,073	(4,497)
(Gain) loss on sale of premises and equipment	196	(104)
(Gain) on sale of other real estate owned	(25)	(51)
Gain on sale of merchant processing program	(411)	—
Gain on sale of branches	(6,218)	—
Loss on low-income housing investments	1,114	158
Decrease in deferred taxes	(504)	(77)
Net gain on sale of loans held for sale	(210)	(1,465)
Proceeds from sale of loans held for sale	29,994	43,662
Origination of loans held for sale	(39,265)	(44,375)
(Increase) decrease in other assets	6,155	(20,992)
Increase in other liabilities	5,275	245

Net cash flows (provided by) used in operating activities	19,481	(42,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	82,230	115,213
Proceeds from sales of securities available for sale	30,109	361,563
Purchase of securities available for sale	(74,666)	(223,387)
(Increase) decrease in loans made to customers	(20,732)	26,876
Proceeds from sale of loans	(13,772)	7,043
Proceeds from sale of merchant processing program	585	—
Purchase of premises and equipment	(3,761)	(3,277)
Proceeds from sale of premises and equipment from sale of branches	608	—
Proceeds from sale of premises and equipment	162	2,287
Proceeds from sale of other real estate owned	320	695

Net cash flows provided by investing activities	1,083	287,013

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,917	11,627
Decrease in deposits from sale of branches	(68,448)	—
Net increase (decrease) in short-term borrowed funds	38,189	(91,103)
Proceeds from long-term borrowings	—	334,003
Repayment of long-term borrowings	(1,262)	(468,615)
Dividends paid	(5,562)	(8,140)
Proceeds from exercise of stock options	535	393

Net cash flows used in financing activities	(19,631)	(221,835)

Net decrease in cash and cash equivalents	933	22,497

Cash and cash equivalents at beginning of period	71,834	74,943

Cash and cash equivalents at end of period	$72,767	$97,440

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized loss on securities available for sale	$860	$20,037
Change in deferred taxes attributable to securities available for sale	(340)	(8,116)
Other real estate acquired in settlement of loans	282	536
Dividends declared and not paid	2,788	2,777
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except for per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the “Company” or “Integra”). At June 30, 2005, the Company’s subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and two statutory business trusts. All significant intercompany transactions are eliminated in consolidation.
The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
RECENT ACCOUNTING PRONOUNCEMENTS:
In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) has been amended and will now be effective January 1, 2006. The Company estimates that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. The Company plans to adopt SFAS No. 123(R) on January 1, 2006, and is currently analyzing the transition method that will be used.
STOCK-BASED COMPENSATION:
Stock options and other forms of stock-based compensation are accounted for following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs been determined based on fair values of awards on the grant date (the method described in SFAS No. 123) reported net income and earnings per common share would have been reduced to the pro forma amounts shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$7,450	$6,655	$13,839	$(20,583)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	44	31	71	74
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,146	1,427	1,197	1,489

Proforma	$6,348	$5,259	$12,713	$(21,998)

Earnings (loss) per share:
Basic
As reported	$0.43	$0.38	$0.80	$(1.19)
Proforma	0.37	0.30	0.73	(1.27)
Diluted
As reported	$0.43	$0.38	$0.79	$(1.19)
Proforma	0.36	0.30	0.73	(1.27)
NOTE 2. EARNINGS PER SHARE
The calculation of earnings per share for the three and six months ended June 30, 2005 and 2004 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$7,450	$6,655	$13,839	$(20,583)

Weighted average shares outstanding — Basic	17,365	17,312	17,354	17,304
Incremental shares related to stock compensation	75	56	80	—

Average shares outstanding — Diluted	17,440	17,368	17,434	17,304

Earnings per share — Basic	$0.43	$0.38	$0.80	$(1.19)
Effect of incremental shares related to stock compensation	—	—	—	—

Earnings per share — Diluted	$0.43	$0.38	$0.79	$(1.19)

On June 30, 2005 and June 30, 2004, there were vested options outstanding to purchase 734 and 665 shares, respectively, of the Company’s common stock. The calculations in the table above exclude options that could potentially dilute basic earnings per share in the future but were antidilutive for the periods presented. The number of such options excluded was 317 for both the three and six months ended June 30, 2005. The number of such options excluded for the three months ended June 30, 2004 was 410, while all options, 665 shares, were antidilutive for the six months ended due to the loss incurred from the balance sheet restructuring in the first quarter of 2004.

NOTE 3. SECURITIES
All investment securities are classified as available for sale. Amortized cost and fair value of these securities as of June 30, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2005:
U.S. Government agencies	$1,150	$3	$7	$1,146
Mortgage-backed securities	203,825	609	1,241	203,193
Collateralized Mortgage Obligations	398,152	161	4,968	393,345
States & political subdivisions	87,946	4,541	1	92,486
Other securities	69,038	2,373	563	70,848

Total	$760,111	$7,687	$6,780	$761,018

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2004:
U.S. Government agencies	$1,100	$3	$8	$1,095
Mortgage-backed securities	230,843	916	1,074	230,685
Collateralized Mortgage Obligations	411,925	130	4,929	407,126
States & political subdivisions	93,520	4,298	5	97,813
Other securities	61,926	2,841	427	64,340

Total	$799,314	$8,188	$6,443	$801,059

The amortized cost and fair value of the securities as of June 30, 2005, by contractual maturity, except mortgage passthrough securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.
Maturity of securities available for sale:

	Less than 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years
(In thousands)	Maturity		Maturity		Maturity		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Government agencies	$—	—	$649	3.94%	$501	2.54%	$—	—	$1,150	3.33%
Mortgage-backed securities	—	—	105,692	4.19%	98,133	4.31%	—	—	203,825	4.25%
Collateralized Mortgage Obligations	814	4.31%	204,078	4.06%	193,260	4.40%	—	—	398,152	4.23%
States & subdivisions	3,948	7.62%	17,109	7.60%	41,405	7.71%	25,484	11.80%	87,946	8.87%
Other securities	—	—	—	—	—	—	69,038	4.36%	69,038	4.36%

Amortized Cost	$4,762	7.05%	$327,528	4.29%	$333,299	4.78%	$94,522	6.37%	$760,111	4.78%

Fair Value	$4,702		$324,911		$333,287		$98,118		$761,018

Note: The yield is calculated on a 35 percent federal-tax-equivalent basis.
At June 30, 2005 and December 31, 2004, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $460,442 and $424,952, respectively.
Securities, at June 30, 2005, with unrealized losses not recognized in income are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
June 30, 2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agencies	$448	$4	$297	$3	$745	$7
Mortgage-backed securities	63,555	239	88,880	1,002	152,435	1,241
Collateralized Mortgage Obligations	197,953	2,757	162,544	2,211	360,497	4,968
State & political subdivisions	24	—	155	1	179	1
Other securities	32,841	563	—	—	32,841	563

Total	$294,821	$3,563	$251,876	$3,217	$546,697	$6,780

Declines in the fair value of available-for-sale securities below their cost are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon these considerations, the Company believes that all these unrealized losses represent temporary impairments and are primarily attributable to changes in interest rates.
NOTE 4. INTANGIBLE ASSETS

	June 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill (Non-amortizing)	$44,491	$—	$44,491	$44,839	$—	$44,839
Core deposits (Amortizing)	17,080	(8,849)	8,231	17,080	(8,383)	8,697

Total intangible assets	$61,571	$(8,849)	$52,722	$61,919	$(8,383)	$53,536

All of the intangible assets relate to the banking operating segment. Goodwill decreased by $348 as a result of selling the West Kentucky Insurance Company during the second quarter of 2005. There were no valuation impairments for goodwill or core deposit intangibles at June 30, 2005.
NOTE 5. INCOME TAXES
The components of income tax expense (benefit) for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Federal income tax computed at the statutory rates	$3,331	$2,926	$6,131	$(13,727)
Adjusted for effects of:
Tax exempt interest	(466)	(469)	(941)	(996)
Nondeductible expenses	57	62	112	198
Low income housing credit	(691)	(651)	(1,320)	(1,302)
Cash surrender value of life insurance policies	(132)	(135)	(265)	(277)
Dividend received deduction	(54)	(92)	(222)	(145)
State taxes, net of federal tax benefit	38	150	89	(1,652)
Other differences	(17)	(86)	94	(737)

Total income taxes (benefit)	$2,066	$1,705	$3,678	$(18,638)

For information concerning an ongoing examination of the Company’s 2002 federal income tax return, see Note 8 of this report.

NOTE 6. SHORT—TERM BORROWINGS
Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank (“FHLB”) advances with maturities less than one year and other short-term borrowings. The Company has an unsecured line of credit for $15,000 at June 30, 2005. As a result of the increase in non-performing loans, the Company was not in compliance with a financial covenant applicable to this $15,000 line. The Company decided to change the lending institution and replace the line of credit with a new $15,000 facility as of August 5, 2005. The Company is in compliance with all the covenants of the new facility.

	June 30,	December 31,
	2005	2004

Federal funds purchased	$26,000	$55,700
Securities sold under agreements to repurchase	230,621	74,194
Short-term Federal Home Loan Bank advances	154,019	45,039

Total short-term borrowed funds	$410,640	$174,933

NOTE 7. LONG—TERM BORROWINGS
Long-term borrowings consist of the following:

	June 30,	December 31,
	2005	2004

FHLB Advances
Fixed maturity advances (weighted average rate of 2.64% and 2.26% as of June 30, 2005 and December 31, 2004 , respectively)	$102,500	$215,000
Amortizing and other advances (weighted average rate of 5.82% and 5.85% as of June 30, 2005 and December 31, 2004, respectively)	5,791	6,653

Total FHLB Advances	108,291	221,653

Securities sold under repurchase agreements with maturities at various dates through 2008 (weighted average fixed rate of 2.78% and 3.85% as of June 30, 2005 and December 31, 2004, respectively)	75,000	160,000

Notes payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	7,163	7,581

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.25%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 16, 2011	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable effective June 25, 2008	35,568	35,568

Total long-term borrowings	$258,579	$457,359

The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure the FHLB advances. At June 30, 2005, the Company had sufficient collateral pledged to satisfy the FHLB’s requirements.
NOTE 8. COMMITMENTS AND CONTINGENCIES
The Company is party to legal actions that arise in the normal course of its business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company.
The Company is currently undergoing an examination by the Internal Revenue Service of its 2002 federal income tax return. Although the administrative process is not yet complete, on June 15, 2005, the Company received a notice of proposed adjustment for a significant increase to taxable income with respect to the Company’s mark-to-market of certain loans for income tax purposes. The Company does not agree with the position of the examiner and plans to pursue available administrative or, if necessary, judicial appeals. After a review of the information currently available and consultation with the Company’s tax advisors, management believes they have a clearly defendable position on this issue. Due to the very early stage of this matter, management cannot accurately make an estimate of potential exposure, if any.
In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for other instruments.
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	June 30,	December 31,
	2005	2004

Commitments to extend credit	$478,979	$399,289

Standby letters of credit	14,368	7,886
NOTE 9. INTEREST RATE CONTRACTS
During the fourth quarter of 2004, the Company entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. The interest rate swap requires the Company to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR that expires on or prior to January 5, 2016. The interest rate swaps, which had a fair value of $(89) as of June 30, 2005.
During the first quarter of 2003, the Company entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its long term repurchase agreements from fixed rate to variable rate. The interest rate swaps require the Company to pay a variable rate based on three-month LIBOR and receive a fixed interest rate ranging from 2.60% to 2.72%. The interest rate swaps, which had a fair value of $(722) as of June 30, 2005, expire on or prior to May 22, 2006.
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

For three months ended June 30, 2005	Banking	Other	Eliminations	Total

Interest income	$34,662	$43	$(5)	$34,700
Interest expense	12,817	1,092	(5)	13,904

Net interest income (loss)	21,845	(1,049)	—	20,796
Provision for loan losses	4,316	—	—	4,316
Other income (1)	13,032	8,532	(8,453)	13,111
Other expense	19,552	542	(19)	20,075

Earnings before income taxes	11,009	6,941	(8,434)	9,516

Income tax expense (benefit)	2,623	(557)	—	2,066

Net income	$8,386	$7,498	$(8,434)	$7,450

For six months ended June 30, 2005	Banking	Other	Eliminations	Total

Interest income	$68,098	$105	$(7)	$68,196
Interest expense	24,248	2,098	(7)	26,339

Net interest income (loss)	43,850	(1,993)	—	41,857
Provision for loan losses	4,691	—	—	4,691
Other income (loss) (1)	19,475	15,985	(15,805)	19,655
Other expense	38,354	989	(39)	39,304

Earnings before income taxes	20,280	13,003	(15,766)	17,517

Income tax benefit	4,657	(979)	—	3,678

Net income	$15,623	$13,982	$(15,766)	$13,839

Segment assets	$2,732,263	$285,236	$(261,202)	$2,756,297

(1)	Includes income (loss) on subsidiaries.

For three months ended June 30, 2004	Banking	Other	Eliminations	Total

Interest income	$31,677	$51	$(1)	$31,727
Interest expense	9,398	761	(1)	10,158

Net interest income (loss)	22,279	(710)	—	21,569
Provision for loan losses	155	—	—	155
Other income (1)	7,426	7,417	(7,327)	7,516
Other expense	20,156	438	(24)	20,570

Earnings before income taxes	9,394	6,269	(7,303)	8,360

Income tax expense (benefit)	2,133	(428)	—	1,705

Net income	$7,261	$6,697	$(7,303)	$6,655

For six months ended June 30, 2004	Banking	Other	Eliminations	Total

Interest income	$65,818	$105	$(5)	$65,918
Interest expense	24,226	1,511	(5)	25,732

Net interest income (loss)	41,592	(1,406)	—	40,186
Provision for loan losses	805	—	—	805
Other income (loss) (1)	19,393	(19,148)	19,288	19,533
Other expense	97,416	766	(47)	98,135

Loss before income taxes	(37,236)	(21,320)	19,335	(39,221)

Income tax benefit	(17,814)	(824)	—	(18,638)

Net loss	$(19,422)	$(20,496)	$19,335	$(20,583)

Segment assets	$2,670,217	$259,830	$(226,649)	$2,703,398

(1)	Includes income (loss) on subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands except for share data)
INTRODUCTION
The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries (the “Company” or “Integra”) as presented in the preceding consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.
Certain statements made in this report including statements regarding future growth in assets or revenues, capital expenditures, liquidity, and other matters may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, without limitation: general, regional and local economic conditions and their effect on interest rates, the Company and its customers; the continuation of the current flat interest rate curve; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations or accounting policies affecting financial institutions; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; the current federal income tax examination; development in the Chapter 11 preceding for the borrower on a significant non-accrual loan; technological changes; acquisitions and integration of acquired business; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; the outcome of efforts to manage interest rate or liquidity risk; competition; and acts of war or terrorism. The Company undertakes no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report.
OVERVIEW
This overview highlights the significant drivers and events that shaped the Company’s results in the most recent quarter. It also reports Integra’s progress on accomplishing its 2005 priorities. It may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document.
Net income for the second quarter of 2005 was $7,450, or $0.43 per diluted share. This represents a $795, or 12%, increase in net income from the second quarter of 2004 of $6,655 or $0.38 per diluted share.
Return on assets and return on equity were 1.08% and 13.92%, respectively, for the second quarter of 2005 compared to 0.94% and 12.26% for the first quarter of 2005, and 0.99% and 13.38% for the second quarter of 2004.
The following items, in particular, contributed to these results:
•	In May 2005, Integra sold three branches in Southern Illinois for a gain of $6,218. The sale reduced loans by $13,772 and deposits by $68,448. The sale also reduced average loan balances by $6,886 and average deposit balances by $34,224.
•	The Company approved a plan to sell certain loans that did not meet its current portfolio guidelines. As of June 30, 2005, the Company transferred $9,788 in identified loans to held-for-sale and recorded $1,461 in charge-offs to reflect the estimated market value of the loans.
•	The provision for loan losses increased to $4,316 for the quarter. This included a specific reserve for one $14,256 secured loan that was placed on non-accrual, the re-provisioning for the proposed loan sale and a routine amount required by other changes to the loan portfolio. Without the loan sale or the specific reserve, the provision would have been similar to recent quarters.
•	Integra incurred a $383 writedown of premiums related to acquired loans.
•	The Company incurred a loss on the sale of securities of $340.
•	The Company sold an insurance affiliate for a loss of $185.
Management believes the following factors could have a significant effect on future results.
First, several factors are putting downward pressure on net interest income and net interest margin. Those include the current flat yield curve, which could stay flat or invert, increasing pressure on deposit pricing, encourage deposit migration to money funds and other investments, and increasing competition in loan pricing. These effects could be mitigated by continued growth in loans and valuable core deposits, improved fee income, or a change in the yield curve to a more typical profile.

Second, the $14,256 non-accrual addition made in the second quarter of 2005 could have significant effects. This loan accounts for approximately one-half of current non-performing loans. While the Company has established a specific reserve on this loan, future developments in the borrower’s Chapter 11 proceeding could dictate a change in the specific reserve. In addition, as long as this loan remains non-performing, future earnings and net interest margin will be adversely affected.
Finally, although the sale of the three Southern Illinois branches in this quarter created a $6,218 gain, it also reduced deposits by $68,448 and loans by $13,722. If the flat yield curve environment continues, it is likely that the branch sale will have a slightly negative effect on future earnings and net interest margin.
As indicated in earlier reports the Company has set three priorities for 2005 — grow revenue, quicken the transformation of the Company to a higher growth company and enhance service quality and employee development. The quarter saw significant advances on all three priorities.
The Company grew revenue and earnings as a result of growth in commercial real estate and consumer loans and valuable core deposits. The commercial real estate initiative, which began in mid-2003, has performed well. The commercial real estate portfolio from this initiative is currently $173,000. Although consumer loans have a seasonal growth pattern, management expects to see continued growth in this portfolio through the third quarter of 2005. Valuable core deposits are growing as a result of the High Performance Checking (“HPC”) initiative that began in early 2005. HPC is a program that uses a simpler product line and fee structure and is marketed through direct mail and customer referrals. As of June 30, 2005 this initiative is ahead of the goals set by management for new accounts.
To quicken its transformation to a higher growth company, the Company is focusing on driving efficiencies. The Company opened a banking center in Florence, Kentucky in May 2005 and sold three branches in Southern Illinois which were not strategically placed within the Integra footprint. Also, the Company approved the sale of $9,788 of non-performing loans. The Company will continue to exercise disciplined expense management, which may include divesting or improving under-performing units. The Company is also continuing to implement its long-term strategy to balance the mix of its banking markets — closer to an equal number of community and metro markets - through new branches, divestitures and acquisitions.
The third priority is to continue high service quality and development of employees. The Company is continuing its “I Care” service program which includes frequent mystery shopping and ensures accountability in employees. The Company will also continue to invest in employee training to develop, challenge, motivate and reward employees.
This quarter management added a fourth priority — to reduce non-performing loans to a more peer-like ratio in the next 2-3 years.
CRITICAL ACCOUNTING POLICIES
There have been no changes to the Company’s critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.
FINANCIAL OVERVIEW
Net income for the quarter ended June 30, 2005 was $7,450 compared to $6,655 for the same period of 2004. Earnings per share, on a diluted basis, were $0.43 for the second quarter of 2005 compared to $0.38 for the second quarter of 2004. Return on average assets and equity for the three months ended June 30, 2005 were 1.08% and 13.92%, respectively, compared with 0.99% and 13.38% in the same period of 2004.
Net income for the six months ended June 30, 2005 was $13,839 compared to net loss of $(20,583) for the same period of 2004. The income (loss) per share, on a diluted basis, was $0.79 and $(1.19) for the first half of 2005 and 2004, respectively. Return on average assets and equity for the six months ended June 30, 2005 were 1.01% and 13.10%, respectively, compared with (1.47)% and (19.15)% in the same period of 2004.
NET INTEREST INCOME
Net interest income, on a fully tax equivalent basis, was $21,736 for the three months ended June 30, 2005 compared with $22,363 for the same period in 2004 and $43,586 and $41,921 for the six months ended June 30, 2005 and 2004, respectively. The net interest margin for the three months ended June 30, 2005 was 3.45% compared to 3.66% for the same three months of 2004. Of this decrease, 3 basis points were due to placing a $14,256 loan on non-accrual and 2 basis points were due to the impact of a flatter yield curve. The non-accrual addition is discussed further below. Management expects that the reduction in net interest income (and earnings per share) will continue in future quarters as long as the loan remains on non-accrual. The Company expects a further decline if the yield curve continues to flatten or inverts. A writedown of premiums related to acquired loans was $383. The writedown was the result of the actual prepayments of these loans occurring more rapidly than the original estimate. The net interest margin for the six months ended

June 30, 2005 was 3.47% compared to 3.28% for the same period one-year ago. In late March of 2004, the Company prepaid $467,000 in long-term Federal Home Loan Bank (“FHLB”) advances with a yield of 6.16% and reduced its investment portfolio by $262,000. Integra also added $330,000 of new fixed rate borrowings with an average rate of 2.28%. Loan and securities interest yields increased 30 basis points and 19 basis points, respectively, for the first six months of 2005 compared to the same period of 2004. This was somewhat offset by the 12 basis point increase in the cost of total interest-bearing liabilities for the first six months of 2005 to 2.32% compared to 2.20% for the same period of 2004.
Average earning assets were $2,508,020 for the second quarter of 2005 compared to $2,434,566 for the second quarter of 2004, an increase of $73,454. The increase in loans and securities was more than offset by an increase in interest-bearing liability costs. Yields on earning assets increased from 5.32% to 5.66% for the second quarter of 2005 compared to the same period the previous year. Average earning assets decreased $40,958 from $2,543,037 for the first six months of 2004 to $2,502,079 for the first six months of 2005. Loan increases were offset by the decrease in investments mainly as a result of the balance sheet restructuring in March 2004. The yield on earning assets for the first six months of 2005 was 5.58% compared to 5.30% for the same period of 2004. The yield increase for both the second quarter and year-to-date 2005 was primarily the result of an increase in loan and investment rates.
Average loan balances were $1,685,080 during the second quarter of 2005 compared to $1,664,421 during the second quarter of 2004 for an increase of $20,659, or 1.2%. In May 2005, the Company sold three branches with $13,772 loans. The branch sale resulted in a gain of $6,218. In April 2004, the Company sold its credit card portfolio for $6,090 and generated a gain of $1,158. Commercial loans increased $17,349 to $883,379, consumer loans increased $26,154 to $404,756, while mortgage loans decreased $22,844 to $396,945 during the second quarter of 2005 compared to the same quarter of 2004. Total interest income on loans increased $1,903 during the second quarter of 2005 compared to 2004 as the result of an increase in loan volume and yields. The yield on loans was 6.02% for the second quarter of 2005 compared to 5.64% for the same period of 2004. This was a result of loan yields tied to floating rate indices rising, and maturing loans repricing at higher rates. Average loans were $1,667,223 during the first six months of 2005 compared to $1,662,723 during the first six months of 2004, an increase of $4,500, or 0.3%. Commercial and consumer loans, on an average basis, experienced growth of $2,433 and $23,200, respectively, for the six months of 2005 compared to the same period of 2004, while mortgage loans, on an average basis, decreased $21,133 for the same periods. The yield on loans was 5.95% for the first six months of 2005 compared to 5.65% for the same period of 2004.
Average investment securities were $776,570 during the second quarter of 2005 compared to $726,390 during the second quarter of 2004. The yield on securities increased to 4.95% during the second quarter of 2005 from 4.68% during the same period in 2004. The Company sold approximately $262,000 in investments as part of the balance sheet restructuring in March 2004 for a gain of $5,200. In June 2004, the Company sold $25,000 of U.S. government agency securities for a loss of $717. Average investment securities decreased $47,298, or 5.6%, to $790,921 during the first half of 2005 compared to $838,219 during the first half of 2004. The yield on securities increased to 4.87% during the first half of 2005 from 4.68% during the first half of 2004.
Average loans held for sale increased from $3,434 in the second quarter of 2004 compared to $8,644 in the same period of 2005 for an increase of $5,210. This increase was primarily the result of reclassifying the loans in the branch sale. The second quarter average for these loans was $6,886. Loans held for sale increased to $7,669 for the six months of 2005 compared to $2,739 during the same period 2004. Again, the impact of the branch sale was included for 4 1/2 months in 2005.
Average interest-bearing liabilities were $2,281,783 and $2,244,158 for the three months ended June 30, 2005 and 2004, respectively, an increase of $37,625; as the cost of these funds increased from 1.81% to 2.43% for the same period, or 62 basis points while market rates (federal funds rate) increased 75 basis points from the end of March to the end of June 2005. Average interest-bearing liabilities were $2,275,630 and $2,330,918 for the six months ended June 30, 2005 and 2004, respectively. Cost of interest-bearing liabilities increased 12 basis points to 2.32% for the first six months of 2005 compared to 2.20% for the same period of 2004. This increase compared to a 225 basis point increase in market rates from June 30, 2004 to June 30, 2005.
Average interest-bearing deposits increased $46,300 from $1,603,288 to $1,649,588 while average non-interest-bearing demand deposits increased $7,875, or 3.2%, from $243,383 to $251,258 for the second quarter of 2005 compared to the same period in 2004. This increase was net of the branch sale. The interest-bearing deposits sold in the branch sale were $62,380 and the non-interest-bearing deposits were $6,068. In early 2005, the Company began a marketing initiative, High Performance Checking, to increase deposits. The goal for 2005 is to double the number of account openings of 2004. As of June 30, 2005, the Company is above goal. Average interest-bearing deposits were $1,652,601 during the first six months of 2005 compared to $1,616,117 during the first six months of 2004. Money market accounts, savings and interest checking, and CDs and other time deposits increased $921, $32,729, and $2,834, respectively. Non-interest-bearing deposits increased $11,604, or 4.8%. The cost of deposits increased to 1.97% during the first half of 2005 from 1.54% during the first half of 2004. Again, the growth is the result of the HPC program.
Average short-term borrowings increased $166,379 from $179,494 to $345,873 for the second quarter of 2005 compared to the same period in 2004. The cost of short-term borrowings increased 180 basis points during this period, to 2.91% for the second quarter of 2005. For the first six months of 2005, average short-term borrowings increased $82,115 from $171,800 for the first six months of 2004 to $253,915 while the cost increased 155 basis points to 2.63%. As part of the balance sheet restructuring, the Company paid off some of its long-term FHLB borrowings and refinanced into short-term borrowings. The increase in short-term borrowing yields was the result of the movement of long-term borrowings to short-term as the period for repayment reached 12 months or less and the repricing of federal funds purchased, maturing FHLB advances, and short-term repurchase agreements to higher market rates in 2005. Federal funds rates have risen by 100 basis points during 2005.
Average long-term borrowings decreased $175,054 from $461,376 to $286,322 for the second quarter of 2005 compared to the same period in 2004. The cost of long-term borrowings increased 102 basis points from 3.01% during the second quarter of 2005 to 4.03% for the same period of 2004. For the first six months period of 2005, average long-term borrowings decreased $173,887 from $543,001 in 2004 to $369,114 in 2005, and long-term borrowing costs decreased to 3.70% from 4.52% for the same time periods. The decrease in both the three and six month periods of 2005 is primarily the result of the long-term borrowings moving to short-term. In March 2004, the Company restructured its balance sheet by prepaying $467,000 in long-term FHLB advances with an average yield of 6.16% and arranged new financing of $330,000 with maturities of 1 to 4 years with an average yield of 2.28%.
Average Balance Sheet and Analysis of Net Interest Income

For Three Months Ended June 30,	2005			2004
	Average	Interest &
	Balances	Fees	Yield/Cost	Average Balances	Interest & Fees	Yield/Cost
EARNING ASSETS:

Short-term investments	$4,658	$35	3.05%	$7,356	$19	1.05%
Loans held for sale	8,644	136	6.28%	3,434	53	6.12%
Securities	776,570	9,603	4.95%	726,390	8,505	4.68%
Regulatory Stock	33,068	371	4.49%	32,965	352	4.28%
Loans	1,685,080	25,495	6.02%	1,664,421	23,592	5.64%

Total earning assets	2,508,020	$35,640	5.66%	2,434,566	$32,521	5.32%

Fair value adjustment on securities available for sale	(3,496)			3,270
Allowance for loan loss	(23,160)			(25,545)
Other non-earning assets	287,418			292,789

TOTAL ASSETS	$2,768,782			$2,705,080

INTEREST—BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$571,946	$1,026	0.72%	$547,059	$576	0.42%
Money market accounts	228,912	1,255	2.20%	225,631	820	1.46%
Certificates of deposit and other time	848,730	6,164	2.91%	830,598	4,737	2.29%

Total interest-bearing deposits	1,649,588	8,445	2.05%	1,603,288	6,133	1.53%

Short-term borrowings	345,873	2,610	2.91%	179,494	504	1.11%
Long-term borrowings	286,322	2,849	4.03%	461,376	3,521	3.01%

Total interest-bearing liabilities	2,281,783	$13,904	2.43%	2,244,158	$10,158	1.81%

Non-interest-bearing deposits	251,258			243,383
Other noninterest-bearing liabilities and shareholders’ equity	235,741			217,539

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,768,782			$2,705,080

Interest income/earning assets		$35,640	5.66%		$32,521	5.32%
Interest expense/earning assets		13,904	2.21%		10,158	1.66%

Net interest income/earning assets		$21,736	3.45%		$22,363	3.66%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $882 and $733 for 2005 and 2004, respectively.
Federal tax equivalent adjustments on loans are $57 and $60 for 2005 and 2004, respectively.

Average Balance Sheet and Analysis of Net Interest Income

For Six Months Ended June 30,	2005			2004
	Average	Interest &
	Balances	Fees	Yield/Cost	Average Balances	Interest & Fees	Yield/Cost
EARNING ASSETS

Short-term investments	$3,211	$46	2.90%	$6,399	$31	0.97%
Loans held for sale	7,669	241	6.36%	2,739	87	6.33%
Securities	790,921	19,275	4.87%	838,219	19,609	4.68%
Regulatory Stock	33,055	745	4.51%	32,957	773	4.69%
Loans	1,667,223	49,618	5.95%	1,662,723	47,153	5.65%

Total earning assets	2,502,079	$69,925	5.58%	2,543,037	$67,653	5.30%

Fair value adjustment on securities available for sale	(1,131)			9,198
Allowance for loan loss	(23,354)			(25,561)
Other non-earning assets	282,434			281,775

TOTAL ASSETS	$2,760,028			$2,808,449

INTEREST—BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$578,541	$1,993	0.69%	$545,812	$1,158	0.43%
Money market accounts	226,900	2,262	2.01%	225,979	1,637	1.45%
Certificates of deposit and other time	847,160	11,866	2.82%	844,326	9,590	2.28%

Total interest-bearing deposits	1,652,601	16,121	1.97%	1,616,117	12,385	1.54%

Short-term borrowings	253,915	3,424	2.63%	171,800	960	1.08%
Long-term borrowings	369,114	6,794	3.70%	543,001	12,387	4.52%

Total interest-bearing liabilities	2,275,630	$26,339	2.32%	2,330,918	$25,732	2.20%

Non-interest-bearing deposits	251,819			240,215
Other non-interest bearing liabilities and shareholders’ equity	232,579			237,316

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,760,028			$2,808,449

Interest income/earning assets		$69,925	5.58%		$67,653	5.30%
Interest expense/earning assets		26,339	2.11%		25,732	2.02%

Net interest income/earning assets		$43,586	3.47%		$41,921	3.28%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $1,610 and $1,600 for 2005 and 2004, respectively.
Federal tax equivalent adjustments on loans are $119 and $134 for 2005 and 2004, respectively.
NON-INTEREST INCOME
Non-interest income for the three months ended June 30, 2005, increased $5,595 to $13,111 compared to $7,516 from the same period in 2004. The increase was largely attributable to five items: first, second quarter of 2005 included a gain of $6,218 on the sale of three Southern Illinois branches; second, a loss on the sale of securities of $340; third, a loss of $185 on the sale of an insurance agency affiliate; fourth, a decrease of $451 in other service charges; and fifth, an increase of $746 in service charges on deposit accounts. In the second quarter of 2004, the Company sold $6,090 in credit card loans for a gain of $1,158 and sold $25,000 of securities for a loss of $717. The Company continues to execute on strategies to divest or improve under-performing units. As a result, the three Illinois branches and the insurance agency were sold. In the first quarter of 2005, the Company sold its merchant card business. Also in the first quarter of 2005, the Company recognized two securities as impaired, which resulted in a loss of $742 and early in the second quarter decided to sell these securities thereby incurring an additional loss of $340 for the second quarter 2005. The decrease in other service charges was the result of the sale of the credit card and merchant program. The Company continues to receive income from these products in the form of fees. The increase in service charges on deposit accounts is the result of the HPC program.

Non-interest income for the six months ended June 30, 2005 was $19,655 compared to $19,533 from the same period in 2004. The six months were impacted by the above-mentioned items and by a gain of $5,200 on the sale of securities, as part of the 2004 balance sheet restructuring.

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
Non-Interest Income	2005	2004	(Decrease)	2005	2004	(Decrease)

Service charges on deposit accounts	$3,945	$3,199	$746	$6,967	$5,987	$980
Other service charges and fees	1,057	1,219	(162)	2,026	2,407	(381)
Credit card fee income	72	530	(458)	587	1,023	(436)
Debit card income	579	410	169	1,121	723	398
Trust income	518	525	(7)	995	1,021	(26)
Securities gains (losses)	(340)	(703)	363	(1,073)	4,497	(5,570)
Gain on sale of other assets	6,037	1,184	4,853	6,459	1,360	5,099
Other	1,243	1,152	91	2,573	2,515	58

Total non-interest income	$13,111	$7,516	$5,595	$19,655	$19,533	$122

Service charges on deposit accounts were $746 and $980 greater, or 23.3% and 16.4% during the second quarter and first six months of 2005, respectively, than the same periods one year ago. This was primarily the result of increased service charge fees in 2005 from the HPC initiative. The Company expects these fees to increase as the customer base increases. Other service charges and fees decreased $162, or 13.3%, for the second quarter of 2005 compared to the same period of 2004 and $381, or 15.8%, for the first six months of the same time periods.
Securities losses were $363 lower in the second quarter of 2005 compared to the second quarter of 2004 and $5,570 higher for the first six months of 2005 compared to the same period of 2004. In the first quarter of 2005, the Company recorded a loss on certain securities and early in the second quarter of 2005 sold these same securities at a loss. In late June of 2004, the Company sold $25,000 in securities generating a loss of $703. As part of the 2004 balance sheet restructuring, the Company sold securities for a gain of $5,200.
Gain on sale of mortgage loans was $73 lower for the second quarter of 2005, compared to the same period in 2004 and $98 below the first six months of the same years. The Company has experienced a slow refinancing market since 2004 due to the rising interest rate environment. The Company sells the majority of its fixed rate residential mortgage loans servicing retained. As a result of the decrease in refinancing demand, mortgage-servicing income has also decreased.
Gain on sale of other assets increased $4,853 for the three months ended June 30, 2005 compared to the same period of 2004, and $5,099 for the first six months of 2005 compared to the same period of 2004. In April 2005, the Company sold an affiliate insurance agency for a loss of $185, and in May 2005, the Company completed the branch sale for a gain of $6,218. In the first quarter of 2005, the Company sold its merchant card processing for a gain of $417. In late April 2004, the Company sold its credit card portfolio of $6,090 for a gain of $1,158.
NON-INTEREST EXPENSE
Non-interest expense decreased $495 in the second quarter of 2005 compared to the same period in 2004. On a year-to-date basis, non-interest expense decreased $58,831 in the first six months of 2005 compared to the first six months of 2004. The Company incurred $56,998 of debt prepayment fees in the first quarter of 2004 as part of the balance sheet restructuring.
Salaries decreased $241 for the three months ended June 30, 2005 and $793 for six months ended June 30, 2005 compared to the same periods of 2004. Commissions and incentives increased $305 for the three months ending June 30, 2005 but decreased $191 for the six months ended June 30, 2005 compared to the same periods of 2004. Other benefits decreased $133 and $517 for the three-month and six months ended June 30, 2005, respectively, compared to the same periods of 2004. The Company has experienced lower health insurance costs as a result of offering an alternative choice in medical plans to employees starting in 2004, which provides its employees the opportunity to participate in the management of their health care consumption and could help control the increase in these expenses in the future.
Occupancy expense increased $322 and $613 for the second quarter of 2005 and the six months ended June 30, 2005, respectively compared to the same periods of 2004. This increase is mainly due to the new branches added in late 2004 and early 2005.

Communication and transportation increased $287 for the three months ended June 30, 2005, and $514 for the six months ended June 30, 2005 compared to the same periods of 2004. This increase is primarily the result of postage increase as a result of the HPC program, which began in early 2005 and will continue through 2005 and 2006.
     Other non-interest expense decreased $798 and $980 for the three months and six months ended June 30, 2005, respectively, compared to the same periods of 2004. The decrease is the result of a reduction of $172 of amortization of intangible assets in 2005 and a charge of $356 in 2004 related to the write down of a property held in other real estate owned.

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
Non-Interest Expense	2005	2004	(Decrease)	2005	2004	(Decrease)

Salaries	$7,662	$7,903	$(241)	$14,978	$15,771	$(793)
Commissions and incentives	1,321	1,016	305	2,184	2,375	(191)
Other benefits	1,727	1,860	(133)	3,363	3,880	(517)
Occupancy	1,901	1,579	322	3,782	3,169	613
Equipment	923	1,020	(97)	1,846	2,097	(251)
Professional fees	1,168	1,133	35	2,150	2,331	(181)
Communication and transportation	1,128	841	287	2,250	1,736	514
Processing	608	724	(116)	1,542	1,588	(46)
Software	379	511	(132)	815	927	(112)
Marketing	577	521	56	1,087	987	100
Debt prepayment fees	—	—	—	—	56,998	(56,998)
Low income housing project losses	568	551	17	1,114	1,103	11
Other	2,113	2,911	(798)	4,193	5,173	(980)

Total non-interest expense	$20,075	$20,570	$(495)	$39,304	$98,135	$(58,831)

INCOME TAX EXPENSE
Income tax expense was $2,066 and $3,678 for the three months and six months ended June 30, 2005, respectively, compared with $1,705 and $(18,638) benefit for the same period in 2004. The effective tax rates were 21.7% and 20.4% for the quarter ended June 30, 2005 and 2004, respectively.
FINANCIAL POSITION
Total assets at June 30, 2005 were $2,756,297, a decrease of $868 compared to $2,757,165 at December 31, 2004.
SECURITIES
Total available for sale investment securities were $761,018 at June 30, 2005 and $801,059 at December 31, 2004. The Company currently has no investment securities classified as held to maturity. The decrease in the size of the securities portfolio during 2005 was the result of a decision to use the proceeds of payments on securities to payoff the short-term borrowings used to fund the branch sale. The investment securities market value on June 30, 2005 was $907 above the amortized cost. During the first quarter of 2004, the portfolio was reduced by the sale of approximately $262,000 of securities, as part of the balance sheet restructuring. The average portfolio yield was 4.87% in the second quarter of 2005 compared to 4.68% in the second quarter of 2004. Management regularly reviews the composition of the securities portfolio, taking into account market risks, interest rate environment, bank liquidity needs, and the Company’s overall interest rate risk profile.

LOANS
Total loans at June 30, 2005, were $1,696,600 compared to $1,665,324 at December 31, 2004. On May 13, 2005, the Company sold three branches with $13,772 in loans. In late June 2005 the Company wrote down and reclassified $9,788 of loans to held-for-sale as part of a planned loan sale. On April 30, 2004, the Company sold its credit card portfolio of $6,090 in loans. Commercial loans decreased $1,252, or 0.2%, since December 31, 2004 while commercial real estate loans increased by $19,586, or 6.6%, for the first six months of 2005. This increase is the direct result of the Commercial Real Estate loan initiative, which began in 2003. Consumer loans increased $21,654, or 11.6%. The Consumer loans increase is mainly attributable to indirect loans on recreational vehicles and is seasonal.
LOAN PORTFOLIO

	June 30,	December 31,
(In thousands)	2005	2004

Commercial
Commercial, industrial and agricultural loans	$565,586	$563,382
Economic development loans and other obligations of state and political subdivisions	9,739	13,195
Lease financing	5,731	5,731

Total commercial	581,056	582,308
Commercial real estate
Commercial mortgages	189,787	224,066
Construction and development	126,382	72,517

Total commercial real estate	316,169	296,583

Residential mortgages	454,102	456,007
Home equity	136,229	143,037
Consumer loans	209,049	187,395

Total loans	1,696,605	1,665,330
Less: unearned income	5	6

Loans, net of unearned income	$1,696,600	$1,665,324

ASSET QUALITY
The allowance for loan losses is the amount that, in management’s opinion, is adequate to absorb probable inherent loan losses as determined by management’s ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions. Loans that are deemed to be uncollectible are charged-off to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is expensed to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable losses based on management’s ongoing evaluation of the loan portfolio.
During the second quarter of 2005, the Company established a specific reserve for its portion ($14,256) of a participation in a multi-bank secured loan. The borrower (a regional grocery store chain) on the multi-bank secured loan recently filed for Chapter 11 bankruptcy protection. The Company has a 30% participation in this facility for a total credit exposure of $14,256. The Company placed this loan on non-accrual status and established a specific reserve. Also, during the second quarter of 2005, the Company approved plans to sell approximately $9,788 in under-performing loans. As part of the planned loan sale, the Company marked $3,469 in non-accrual loans and $6,319 in performing loans to market and moved the loans to held-for-sale at June 30, 2005. On July 18, 2005, $7,294 of the $9,788 in under-performing loans were sold at their carrying value. The remaining $2,494 are expected to be sold in the third quarter of 2005. The Company recorded $1,460 in charge-offs and related provision expense in the second quarter of 2005 for these loans. The Company does not think the second quarter of 2005 is representative of the level of provision for the remainder of 2005 but expects the provision expense to be in the range of the previous 2-3 quarters.
The allowance for loan losses was $25,247 at June 30, 2005, representing 1.49% of total loans compared with $25,007 at June 30,

2004 which represented 1.50% of total loans. Management expects the ratio of the allowance to total loans will continue to decline as a result of improved underwriting and strengthening economic conditions. Annualized net charge-offs to average loans was 0.55% during the second quarter of 2005 compared to 0.08% for the same period of 2004. On a year-to-date basis, annualized net charge-offs to average loans was 0.39% during the first six months of 2005 compared to 0.11% for the same period of 2004. The provision for the first six months of 2005 was $4,691, which was an increase of $3,886 compared to the same period of 2004. The allowance for loan losses to non-performing loans was 84.2% at June 30, 2005 compared to 128.3% at December 31, 2004. The Company expects its allowance coverage of non-performing loans to increase to more peer-like ratios in the next 2-3 years.
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Beginning Balance	$23,259	$25,494	$23,794	$25,403
Loans charged off	(2,737)	(1,247)	(3,870)	(2,452)
Recoveries	409	904	632	1,550
Provision for loan losses	4,316	155	4,691	805
Decrease due to sale of loans	—	(299)	—	(299)

Ending Balance	$25,247	$25,007	$25,247	$25,007

Percent of total loans	1.49%	1.50%	1.49%	1.50%

Annualized % of average loans:
Net charge-offs	0.55%	0.08%	0.39%	0.11%
Provision for loan losses	1.03%	0.04%	0.57%	0.10%
The provision for the three and six months ended June 30, 2005 were $4,316 and $4,691, respectively, compared to $155 and $805 for the same periods of 2004. The increase in provision was due to the specific reserve on the non-accrual addition, the loan sale, discussed previously and routine activity.
As of June 30, 2005, total non-performing assets increased $11,410 from December 31, 2004, attributable to the addition of the one $14,256 loan described above. Non-performing loans, consisting of nonaccrual and 90 days or more past due loans, were 1.77% and 1.11% of total loans at June 30, 2005 and December 31, 2004, respectively. The loan sale should result in a $3,085 reduction in non-accrual loans.
Listed below is a comparison of non-performing assets.

	June 30,	December 31,
	2005	2004

Nonaccrual loans	$29,590	$17,971
90 days or more past due loans	382	576

Total non-performing loans (1)	29,972	18,547
Other real estate owned	228	243

Total non-performing assets	$30,200	$18,790

Ratios:
Non-performing Loans to Loans	1.77%	1.11%
Non-performing Assets to Loans and Other Real Estate Owned	1.78%	1.13%
Allowance for Loan Losses to Non-performing Loans	84.24%	128.29%

(1)	Includes non-performing loans classified as loans held for sale
DEPOSITS
Total deposits were $1,845,010 at June 30, 2005, compared to $1,896,541 at December 31, 2004. The $51,531 decrease was after the impact of the banking center sale, which included the sale of $68,448 of deposits. Total valuable core deposits decreased $39,390 to $1,038,677 at June 30, 2005 from $1,078,067 at December 31, 2004. Again this decrease includes the impact of the banking center sale, which decreased valuable core deposits by $30,000. Time deposits greater than $100 increased $18,895, or 6.2%, since December 31, 2004 while other time deposits decreased $31,036, or 6.0%, for this same period. The HPC program, which has a goal to increase the number of new personal checking account openings by double the number of new account openings for 2004, is performing as expected at June 30, 2005.
SHORT—TERM BORROWINGS
Short-term borrowings increased $235,707 from December 31, 2004, to $410,640 at June 30, 2005. This increase is primarily the result of FHLB borrowings, which matured in late March 2005 and were renewed for one year. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Company’s commercial customers as part of a cash management service. These borrowings increased $156,427 from December 31, 2004 to $230,621 at June 30, 2005. Of this increase, $75,000 moved from long-term to short-term in the period.
LONG—TERM BORROWINGS
Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings is $108,291 of FHLB advances used to fund investments and loans and to satisfy other funding needs, which decreased $113,362. As these borrowings come within twelve months of maturity, they are reclassified as short-term borrowings. The Company must pledge mortgage-backed securities and mortgage loans as collateral to secure these advances.
On March 25, 2004, the Company issued $4,000 of floating-rate subordinated debt that will mature on April 7, 2014. Issuance costs of $141 were paid by the Company and are being amortized over the life of the debt.
CAPITAL EXPENDITURES
The Company opened a new branch in Florence, Kentucky in May 2005. Capital expenditures for the new branch were $487 in the second quarter of 2005.
OFF—BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in off-balance sheet arrangements and contractual obligations since the first quarter of 2005.
CAPITAL RESOURCES AND LIQUIDITY
The Company and Integra Bank N.A. (the “Bank”) have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for “well-capitalized” that apply to the Bank. It is management’s intent for the Bank to remain well capitalized at all times. The regulatory capital ratios for the Company and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	June 30,	December 31,
	Requirements	Capitalized	2005	2004

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	12.84%	12.56%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	10.88%	10.52%
Tier 1 Capital (to Average Assets)	4.00%	N/A	7.87%	7.64%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	12.32%	12.01%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	11.07%	10.77%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	8.07%	7.86%
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
For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Company’s asset/liability management program. When these sources are not adequate, the Company may use Federal Funds purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with the FHLB, as alternative sources of liquidity. Additionally, at June 30, 2005, the Company had $189,000 available from unused Federal Funds lines and in excess of $295,292 in unencumbered securities either available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $447,524 as part of its liquidity contingency plan.
For the Company, liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. The Company also has maintained a $15,000 unsecured line of credit as a source of liquidity. There was no balance outstanding on this line as of June 30, 2005: however as a result of the increase in non-accrual loans during the quarter, the Company was not in compliance with one of the financial covenants on this line. The Company replaced the line of credit with a new $15,000 facility as of August 5, 2005. The Company is in compliance with all the covenants of the new facility. The new facility document is attached as Exhibit 10.1. Management believes that the Company has adequate liquidity to meet its foreseeable needs.
Liquidity for the Company is required to support operational expenses of the Company, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders and other general corporate purposes. During the first quarter of 2004, the Company announced a change in its dividend philosophy and moved to a long-term dividend payout ratio of 35% to 50% of net earnings. Management believes that funds to fulfill these obligations for 2005 will be available from currently available cash and marketable securities, dividends from the Bank, accessing the Company’s line of credit, or other sources that management expects to be available during the year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program for the Company is comprised of several components. The components include (1) Board of Directors’ oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. It is the objective of the Company’s interest rate risk management processes to manage the impact of interest rate volatility on earnings and capital.
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
Earnings at Risk (EAR). EAR is considered management’s best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a “Base” scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the “Base” interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the “Base” interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At June 30, 2005, the Company would experience a negative 5.14% change in EAR if interest rates moved downward 200 basis points. The negative change from the previous quarter was attributed to the impact of lower long-term rates on the Company’s mortgage products. If interest rates moved upward 200 basis points, the Company would experience a negative 1.52% change in net interest income. The negative change from the previous quarter was mostly attributed to the change in deposit mix that occurred during the second quarter of 2005. Both simulation results are within the policy limits established by the Board ALCO.

Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-200 basis points	+200 basis points

June 30, 2005	(5.14)%	(1.52)%

March 31, 2005	(4.21)%	(0.89)%

December 31, 2004	(5.77)%	(0.59)%

Economic Value of Equity (EVE). Management considers EVE to be its best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Company uses a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a “Base” scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the “Base” interest rate scenario.
The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the “Base” interest rate scenario is shocked up or down 200 basis points within a range of plus or minus 15%.
At June 30, 2005, the Company would experience a positive 0.08% change in EVE if interest rates moved downward 200 basis points. The negative change from the previous quarter was attributed to the impact of lower long-term rates on the Company’s mortgage products. If interest rates moved upward 200 basis points, the Company would experience a negative 6.89% change in EVE. The positive change from the previous quarter was mostly attributed to the reduction in investment securities. Both of these measures are within Board approved policy limits.
Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-200 basis points	+200 basis points

June 30, 2005	0.08%	(6.89)%

March 31, 2005	3.18%	(8.25)%

December 31, 2004	1.37%	(7.77)%

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
Item 4: Controls and Procedures
As of June 30, based on an evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), 2005, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For information concerning an ongoing examination of the Company’s 2002 federal income tax return, see Note 8 to the unaudited financial statements contained in Part I of this report.
The Company and its subsidiaries are also parties to legal actions that arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company and its subsidiaries.
Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 20, 2005, the Company held its annual meeting of shareholders. There were 17,384,599 shares of common stock outstanding on the February 22, 2005 record date that were entitled to vote at the meeting.
The following directors received votes as noted and were elected to terms to expire in 2008:

	Affirmative	Negative	Abstain &
			Broker Non-
			Votes

George D. Martin	11,811,418	433,931	105,125
William E. Vieth	11,729,444	513,106	105,125
Daniel T. Wolfe	11,576,330	668,820	105,125
Continuing directors and the date of the expiration of their term in office are as follows:

2006	2007

Sandra Clark Berry	Dr. H. Ray Hoops
Thomas W. Miller	Ronald G. Reherman
Richard M. Stivers	Robert W. Swan
Michael T. Vea	Robert D. Vance
The shareholders also approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2005. The following represents the results of the vote:

Affirmative	Negative	Abstain

11,853,479	397,581	99,654
Item 5. OTHER INFORMATION
a)	On August 5, 2005, the Company entered into an unsecured credit agreement with SunTrust Bank for a $15,000,000 unsecured revolving line of credit. This facility replaces the line of credit the Company had with another financial institution. The term of the credit agreement is for a period ending August 4, 2006. The credit agreement contains events of default and financial covenants customary for credit facilities of this type. A copy of the credit agreement is filed as an exhibit to this report and is incorporated by reference herein.
b)	During the period covered by this report, the Audit Committee of the Board of Directors did not engage the Company’s independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
Item 6. EXHIBITS
     Exhibits. The following documents are filed as exhibits to this report:

10.1	Credit Agreement dated August 5, 2005 between Integra Bank Corporation and SunTrust Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA BANK CORPORATION

By	/s/ Michael T. Vea

Chairman of the Board, Chief
Executive Officer and President
August 9, 2005

/s/ Sheila A. Stoke

Chief Accounting Officer and
Senior Vice President August 9, 2005