Form 10-Q
period 2005-09-30
INTEGRA BANK CORP
filed 2005-11-08
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________.

Commission file number: 0-13585

                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                 INDIANA
     (State or other jurisdiction of                       35-1632155
      incorporation or organization)           (IRS Employee Identification No.)

     PO BOX 868, EVANSVILLE, INDIANA                       47705-0868
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

                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                             OUTSTANDING AT NOVEMBER 1, 2005
(Common stock, $1.00 Stated Value)                          17,459,031

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.   Unaudited Financial Statements

          Consolidated balance sheets-
          September 30, 2005 and December 31, 2004                          3

          Consolidated statements of income-
          Three months and nine months ended September 30, 2005 and
          2004                                                              4

          Consolidated statements of comprehensive income-
          Three months and nine months ended September 30, 2005 and
          2004                                                              5

          Consolidated statement of changes in shareholders' equity-
          Nine months ended September 30, 2005                              6

          Consolidated statements of cash flow-
          Nine months ended September 30, 2005 and 2004                     7

          Notes to unaudited consolidated financial statements              9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       26

Item 4.   Controls and Procedures                                          27

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 3.   Defaults Upon Senior Securities                                  28

Item 4.   Submissions of Matters to a Vote of Security Holders             28

Item 5.   Other Information                                                28

Item 6.   Exhibits                                                         28

Signatures                                                                 29

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                                               September 30,   December 31,
                                                                    2005           2004
                                                               -------------   ------------
ASSETS
Cash and due from banks                                          $   74,029     $   71,770
Federal funds sold and other short-term investments                   1,450             64
                                                                 ----------     ----------
   Total cash and cash equivalents                                   75,479         71,834
Loans held for sale (at lower of cost or market value)                2,131          1,173
Securities available for sale                                       729,865        801,059
Regulatory stock                                                     33,064         32,975
Loans, net of unearned income                                     1,716,239      1,665,324
Less: Allowance for loan losses                                     (24,613)       (23,794)
                                                                 ----------     ----------
   Net loans                                                      1,691,626      1,641,530
Premises and equipment                                               51,049         50,233
Goodwill, net                                                        44,491         44,839
Other intangibles, net                                                7,998          8,697
Other assets                                                        109,155        104,825
                                                                 ----------     ----------
TOTAL ASSETS                                                     $2,744,858     $2,757,165
                                                                 ==========     ==========

LIABILITIES
Deposits:
   Non-interest-bearing demand                                   $  256,467     $  257,963
   Interest-bearing:
      Savings, interest checking and money market accounts          734,781        820,104
      Time deposits of $100 or more                                 340,184        304,495
      Other interest-bearing                                        492,459        513,979
                                                                 ----------     ----------
   Total deposits                                                 1,823,891      1,896,541
Short-term borrowings                                               416,713        174,933
Long-term borrowings                                                257,721        457,359
Other liabilities                                                    27,375         19,041
                                                                 ----------     ----------
   TOTAL LIABILITIES                                              2,525,700      2,547,874
                                                                 ----------     ----------
SHAREHOLDERS' EQUITY
Preferred stock - 1,000 shares authorized - None outstanding
Common stock - $1.00 stated value - 29,000 shares authorized         17,461         17,375
Additional paid-in capital                                          128,518        126,977
Retained earnings                                                    76,560         64,481
Unvested restricted stock                                              (778)          (578)
Accumulated other comprehensive income                               (2,603)         1,036
                                                                 ----------     ----------
   TOTAL SHAREHOLDERS' EQUITY                                       219,158        209,291
                                                                 ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $2,744,858     $2,757,165
                                                                 ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        -------------------   -------------------
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
INTEREST INCOME
Interest and fees on loans:
   Taxable                              $ 26,508   $ 23,736   $ 75,785   $ 70,506
   Tax-exempt                                100        100        322        349
Interest and dividends on securities:
   Taxable                                 7,016      7,075     21,855     21,933
   Tax-exempt                              1,295      1,522      4,121      4,672
Dividends on regulatory stock                398        387      1,143      1,160
Interest on loans held for sale               78         44        319        131
Interest on federal funds sold and
   other short-term investments               22         17         68         48
                                        --------   --------   --------   --------
   Total interest income                  35,417     32,881    103,613     98,799
INTEREST EXPENSE
Interest on deposits                       8,889      6,396     25,010     18,781
Interest on short-term borrowings          3,575        644      6,999      1,604
Interest on long-term borrowings           2,625      3,712      9,419     16,099
                                        --------   --------   --------   --------
   Total interest expense                 15,089     10,752     41,428     36,484
NET INTEREST INCOME                       20,328     22,129     62,185     62,315
Provision for loan losses                    558        150      5,249        955
                                        --------   --------   --------   --------
   Net interest income after
      provision for loan losses           19,770     21,979     56,936     61,360
                                        --------   --------   --------   --------

NON-INTEREST INCOME
Service charges on deposit accounts        4,162      3,272     11,129      9,259
Other service charges and fees             1,766      2,073      5,500      6,226
Trust income                                 475        506      1,470      1,527
Net securities gains (losses)               (455)         5     (1,528)     4,502
Gain on sale of other assets                 266         50      6,725      1,410
Other                                      1,731      1,193      4,304      3,708
                                        --------   --------   --------   --------
   Total non-interest income               7,945      7,099     27,600     26,632

NON-INTEREST EXPENSE
Salaries                                   7,389      7,737     22,367     23,508
Commissions and incentives                   968        981      3,152      3,356
Other benefits                             1,749      1,820      5,112      5,700
Occupancy                                  1,936      1,713      5,718      4,882
Equipment                                    917      1,008      2,763      3,105
Professional fees                          1,085      1,113      3,235      3,444
Communication and transportation           1,243        845      3,493      2,581
Processing                                   590      1,050      2,133      2,639
Marketing                                    503        511      1,590      1,498
Debt prepayment fees                          --         --         --     56,998
Low income housing project losses            544        552      1,658      1,655
Other                                      2,600      2,959      7,607      9,058
                                        --------   --------   --------   --------
   Total non-interest expense             19,524     20,289     58,828    118,424
                                        --------   --------   --------   --------
Income (loss) before income taxes          8,191      8,789     25,708    (30,432)
Income tax expense (benefit)               1,585      1,905      5,263    (16,733)
                                        --------   --------   --------   --------
NET INCOME (LOSS)                       $  6,606   $  6,884   $ 20,445   $(13,699)
                                        ========   ========   ========   ========
Earnings (loss) per share:
   Basic                                $   0.38   $   0.40   $   1.18   $  (0.79)
   Diluted                                  0.38       0.40       1.17      (0.79)

Weighted average shares outstanding:
   Basic                                  17,400     17,328     17,369     17,312
   Diluted                                17,504     17,378     17,460     17,312

Dividends per share                     $   0.16   $   0.16   $  0.480   $  0.555

Unaudited Consolidated Statements of Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                    Three Months Ended    Nine Months Ended
                                                       September 30,        September 30,
                                                    ------------------   ------------------
                                                       2005      2004      2005      2004
                                                     -------   -------   -------   --------
Net income (loss)                                    $ 6,606   $ 6,884   $20,445   $(13,699)
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in period
         (net of tax of $(2,323), $5,442,
         $(3,097) and $(851), respectively)           (3,412)    7,999    (4,548)    (1,247)
      Reclassification of realized amounts
         (net of tax of $184, $(2), $619 and
         $(1,824), respectively)                         271        (3)      909     (2,678)
                                                     -------   -------   -------   --------
      Net unrealized gain (loss) on securities        (3,141)    7,996    (3,639)    (3,925)
                                                     -------   -------   -------   --------
   Unrealized gain on derivative hedging
      instruments arising in period (net of
      tax of $28 and $155, respectively for 2004)         --        42        --        228
                                                     -------   -------   -------   --------
Net unrealized gain (loss), recognized in
   other comprehensive income                         (3,141)    8,038    (3,639)    (3,697)
                                                     -------   -------   -------   --------
Comprehensive income (loss)                          $ 3,465   $14,922   $16,806   $(17,396)
                                                     =======   =======   =======   ========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except for per share data)

                                                                                                         Accumulated
                                                                   Additional               Unvested        Other
                                              Common      Common     Paid-in    Retained   Restricted   Comprehensive
                                              Shares      Stock      Capital    Earnings      Stock      Income (Loss)     Total
                                            ----------   -------   ----------   --------   ----------   --------------   ---------
Balance at December 31, 2004                17,375,004   $17,375    $126,977    $ 64,481     $(578)        $ 1,036       $209,291
                                            ----------   -------    --------    --------     -----         -------       --------
Net income                                          --        --          --      20,445        --              --         20,445
Cash dividend declared ($0.48 per share)            --        --          --      (8,366)       --              --         (8,366)
Change, net of tax, in unrealized loss on
   securities                                       --        --          --          --        --          (3,639)        (3,639)
Exercise of stock options                       64,473        65       1,098          --        --              --          1,163
Grant of restricted stock, net of
   forfeitures                                  21,304        21         443          --      (464)             --             --
Unearned compensation amortization                  --        --          --          --       264              --            264
                                            ----------   -------    --------    --------     -----         -------       --------
Balance at September 30, 2005               17,460,781   $17,461    $128,518    $ 76,560     $(778)        $(2,603)      $219,158
                                            ==========   =======    ========    ========     =====         =======       ========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               ---------------------
                                                                  2005        2004
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $  20,445   $ (13,699)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Federal Home Loan Bank stock dividends                         (89)        (74)
      Amortization and depreciation                                5,357       6,961
      Amortization of unearned compensation                          264         169
      Provision for loan losses                                    5,249         955
      Net securities (gains) losses                                1,528      (4,502)
      (Gain) loss on sale of premises and equipment                  202        (103)
      (Gain) on sale of other real estate owned                      (47)        (81)
      (Gain) on sale of loans                                         --      (1,158)
      Gain on sale of merchant processing program                   (411)         --
      Gain on sale of branches                                    (6,204)         --
      Loss on low-income housing investments                       1,657       1,655
      Decrease in deferred taxes                                    (743)        (77)
      Net gain on sale of loans held for sale                       (572)       (471)
      Proceeds from sale of loans held for sale                   54,746      62,431
      Origination of loans held for sale                         (55,132)    (63,826)
      (Increase) decrease in other assets                          2,743     (15,260)
      Increase in other liabilities                                8,312         414
                                                               ---------   ---------
   Net cash flows (provided by) used in operating activities      37,305     (26,666)
                                                               ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale        136,872     159,753
Proceeds from sales of securities available for sale              30,109     361,876
Purchase of securities available for sale                       (104,154)   (341,785)
(Increase) decrease in loans made to customers                   (42,167)     80,403
Proceeds from sale of loans                                      (13,772)      7,043
Proceeds from sale of merchant processing program                    585          --
Purchase of premises and equipment                                (4,713)     (4,068)
Proceeds from sale of premises and equipment from sale of
   branches                                                          608          --
Proceeds from sale of premises and equipment                         209       2,267
Proceeds from sale of other real estate owned                        458         874
                                                               ---------   ---------
   Net cash flows provided by investing activities                 4,035     266,363
                                                               ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                          (4,202)     35,151
Decrease in deposits from sale of branches                       (68,448)         --
Net increase (decrease) in short-term borrowed funds              44,170    (146,709)
Proceeds from long-term borrowings                                    --     334,003
Repayment of long-term borrowings                                 (2,028)   (469,235)
Dividends paid                                                    (8,350)    (10,918)
Proceeds from exercise of stock options                            1,163         721
                                                               ---------   ---------
   Net cash flows used in financing activities                   (37,695)   (256,987)
                                                               ---------   ---------
Net decrease in cash and cash equivalents                          3,645     (17,290)
                                                               ---------   ---------
Cash and cash equivalents at beginning of period                  71,834      74,943
                                                               ---------   ---------
Cash and cash equivalents at end of period                     $  75,479   $  57,653
                                                               =========   =========

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                          2005      2004
                                                        -------   -------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized loss on securities
   available for sale                                   $ 6,150   $ 6,601
Change in deferred taxes attributable to securities
   available for sale                                    (2,478)   (2,676)
Other real estate acquired in settlement of loans           594       728
Dividends declared and not paid                           2,794     2,780

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except for per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Company" or "Integra"). At September 30, 2005, the Company's subsidiaries consisted of Integra Bank N.A. (the "Bank"), a reinsurance company and two statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K filed with the SEC.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), which changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

STOCK-BASED COMPENSATION:

Stock options are currently accounted for following APB Opinion No. 25, and related interpretations. Had compensation costs been determined based on market values of awards on the grant date (the method described in SFAS 123) reported net income and earnings per common share would have been reduced to the pro forma amounts shown below.

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,        September 30,
                                                   ------------------   ------------------
                                                      2005     2004       2005      2004
                                                     ------   ------    -------   --------
Net income (loss):
   As reported                                       $6,606   $6,884    $20,445   $(13,699)
      Add: Stock-based compensation expense
         included in reported net income (loss),
         net of tax                                      51       50        123        123
      Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of tax                                      73       52      1,270      1,523
                                                     ------   ------    -------   --------
      Proforma                                       $6,584   $6,882    $19,298   $(15,099)
                                                     ======   ======    =======   ========
Earnings (loss) per share:
   Basic
      As reported                                    $ 0.38   $ 0.40    $  1.18   $  (0.79)
      Proforma                                         0.38     0.40       1.11      (0.87)
   Diluted
      As reported                                    $ 0.38   $ 0.40    $  1.17   $  (0.79)
      Proforma                                         0.38     0.40       1.11      (0.87)

NOTE 2. EARNINGS PER SHARE

The calculation of earnings per share is summarized as follows:

                                                      Three Months Ended    Nine Months Ended
                                                         September 30,        September 30,
                                                      ------------------   ------------------
                                                        2005       2004      2005      2004
                                                      --------   -------   -------   --------
Net income (loss)                                      $ 6,606   $ 6,884   $20,445   $(13,699)
                                                       =======   =======   =======   ========
   Weighted average shares outstanding - Basic          17,400    17,328    17,369     17,312
   Incremental shares related to stock compensation        104        50        91         --
                                                       -------   -------   -------   --------
   Average shares outstanding - Diluted                 17,504    17,378    17,460     17,312
                                                       =======   =======   =======   ========

Earnings per share - Basic                             $  0.38   $  0.40   $  1.18   $  (0.79)
   Effect of incremental shares related to stock
      compensation                                          --        --      0.01         --
                                                       -------   -------   -------   --------
Earnings per share - Diluted                           $  0.38   $  0.40   $  1.17   $  (0.79)
                                                       =======   =======   =======   ========

On September 30, 2005 and September 30, 2004, there were vested options outstanding to purchase 835 and 610 shares, respectively, of the Company's common stock. The calculations in the table above exclude options that could potentially dilute basic earnings per share in the future but were antidilutive for the periods presented. The number of such options excluded was 364 for both the three and nine months ended September 30, 2005. The number of such options excluded for the three months ended September 30, 2004 was 370, as a result of the loss incurred from the balance sheet restructuring in the first quarter of 2004 all options, 610 shares, were considered antidilutive for the nine months ended September 30, 2004.

NOTE 3. SECURITIES

All investment securities are held as available for sale. Amortized cost and market value of securities classified as available for sale as of September 30, 2005 and December 31, 2004 are as follows:

                                                     Gross        Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains       Losses       Value
                                      ---------   ----------   ----------   --------
September 30, 2005:
U.S. government agencies               $  1,150     $    1       $    10    $  1,141
Mortgage-backed securities              184,200        340         2,387     182,153
Collateralized mortgage obligations     398,594         --         8,050     390,544
States & political subdivisions          85,718      4,024           139      89,603
Other securities                         64,576      1,919            71      66,424
                                       --------     ------       -------    --------
   Total                               $734,238     $6,284       $10,657    $729,865
                                       ========     ======       =======    ========

                                                     Gross        Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains       Losses       Value
                                      ---------   ----------   ----------   --------
December 31, 2004:
U.S. government agencies               $  1,100     $    3       $    8     $  1,095
Mortgage-backed securities              230,843        916        1,074      230,685
Collateralized mortgage obligations     411,925        130        4,929      407,126
States & political subdivisions          93,520      4,298            5       97,813
Other securities                         61,926      2,841          427       64,340
                                       --------     ------       ------     --------
   Total                               $799,314     $8,188       $6,443     $801,059
                                       ========     ======       ======     ========

The amortized cost and market value of the securities as of September 30, 2005, by contractual maturity, except for mortgage passthrough securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in certain securities where actual cashflows deviate from originally contracted cashflows.

Maturity of securities available for sale:

                                  Less than 1 Year      1 - 5 Years       5 - 10 Years      Over 10 Years
                                      Maturity           Maturity           Maturity           Maturity            Total
                                  ----------------   ----------------   ----------------   ---------------   ----------------
                                   Amount   Yield     Amount    Yield    Amount    Yield    Amount   Yield    Amount    Yield
                                   ------   -----    --------   -----   --------   -----   -------   -----   --------   -----
U. S. government agencies          $   --     --     $    800   3.97%   $    350   4.30%   $    --     --    $  1,150   4.07%
Mortgage-backed securities             --     --      134,257   4.36%     49,943   4.37%        --     --     184,200   4.36%
Collateralized mortgage
   obligations                         19   4.38%     247,275   4.24%    151,300   4.39%        --     --     398,594   4.30%
States & political subdivisions     3,913   7.69%      18,583   7.36%     40,224   7.73%    22,998   6.04%     85,718   7.19%
Other securities                       --     --           --     --          --     --     64,576   7.01%     64,576   7.01%
                                   ------   ----     --------   ----    --------   ----    -------   ----    --------   ----
Amortized Cost                     $3,932   7.67%    $400,915   4.42%   $241,817   4.94%   $87,574   6.76%   $734,238   4.89%
                                   ======   ====     ========   ====    ========   ====    =======   ====    ========   ====
Fair Value                         $3,957            $394,708           $240,650           $90,550           $729,865
                                   ======            ========           ========           =======           ========

Note: The yield is calculated on a 35 percent federal-tax-equivalent basis.

At September 30, 2005 and December 31, 2004, the carrying value of securities pledged to secure public deposits, trust funds, securities sold under repurchase agreements and other borrowings was $455,245 and $424,952, respectively.

Securities, at September 30, 2005, with unrealized losses not recognized in income are as follows:

                                        Less than 12 Months        12 Months or More               Total
                                      -----------------------   -----------------------   -----------------------
                                                   Unrealized                Unrealized                Unrealized
                                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                                      ----------   ----------   ----------   ----------   ----------   ----------
September 30, 2005
U.S. government agencies               $    595      $    6      $    296      $    4      $    891      $    10
Mortgage-backed securities               74,766         579        93,216       1,808       167,982        2,387
Collateralized mortgage obligations     166,763       2,377       223,781       5,673       390,544        8,050
State & political subdivisions              562         138           153           1           715          139
Other securities                         20,558          71            --          --        20,558           71
                                       --------      ------      --------      ------      --------      -------
Total                                  $263,244      $3,171      $317,446      $7,486      $580,690      $10,657
                                       ========      ======      ========      ======      ========      =======

Declines in the fair value of available-for-sale securities below their cost and deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon these considerations, the Company believes that all these unrealized losses represent temporary impairments and are primarily attributable to changes in interest rates.

During the first quarter of 2005, the Company recognized two securities, with a book value of $21,411 as other-than-temporarily impaired, which resulted in a loss of $742 for that quarter. These securities were sold in the second quarter of 2005. The Company has also recognized an other-than-temporary impairment on four agency perpetual preferred securities with a book value of $13,168, which resulted in a loss of $455 during the third quarter of 2005.

NOTE 4. INTANGIBLE ASSETS

                                     September 30, 2005                    December 31, 2004
                             ----------------------------------   ----------------------------------
                               Gross                      Net       Gross                      Net
                             Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                              Amount    Amortization    Amount     Amount    Amortization    Amount
                             --------   ------------   --------   --------   ------------   --------
Goodwill (Non-amortizing)     $44,491     $    --       $44,491    $44,839     $    --       $44,839
Core deposits (Amortizing)     17,080      (9,082)        7,998     17,080      (8,383)        8,697
                              -------     -------       -------    -------     -------       -------
Total intangible assets       $61,571     $(9,082)      $52,489    $61,919     $(8,383)      $53,536
                              =======     =======       =======    =======     =======       =======

All of the intangible assets relate to the banking operating segment. Goodwill decreased by $348 as a result of selling the West Kentucky Insurance Company during the second quarter of 2005. There were no valuation impairments for goodwill or core deposit intangibles at September 30, 2005.

NOTE 5. INCOME TAXES

The components of income tax expense (benefit) for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,        September 30,
                                                     ------------------   ------------------
                                                       2005     2004        2005      2004
                                                      ------   ------     -------   --------
Federal income tax computed at the statutory rates    $2,867   $3,076     $ 8,998   $(10,651)
Adjusted for effects of:
   Tax exempt interest                                  (421)    (497)     (1,362)    (1,493)
   Nondeductible expenses                                 52       65         164        263
   Low income housing credit                            (629)    (651)     (1,949)    (1,953)
   Cash surrender value of life insurance policies      (265)    (132)       (530)      (409)
   State taxes, net of federal tax (benefit)              46      160         135     (1,492)
   Other differences                                     (65)    (116)       (193)      (998)
                                                      ------   ------     -------   --------
      Total income taxes (benefit)                    $1,585   $1,905     $ 5,263   $(16,733)
                                                      ======   ======     =======   ========

NOTE 6. SHORT-TERM BORROWINGS

Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, FHLB advances with maturities less than one year and other short-term borrowings. The Company currently has an unsecured revolving line of credit for $15,000 with the entire amount available at September 30, 2005.

                                                 September 30,   December 31,
                                                      2005           2004
                                                 -------------   ------------
Federal funds purchased                             $ 25,000       $ 55,700
Securities sold under agreements to repurchase       239,151         74,194
Short-term Federal Home Loan Bank advances           152,562         45,039
                                                    --------       --------
   Total short-term borrowings                      $416,713       $174,933
                                                    ========       ========

NOTE 7. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                                               September 30,   December 31,
                                                                                    2005           2004
                                                                               -------------   ------------
FHLB Advances
   Fixed maturity advances (weighted average rate of 2.64% and
      2.26% as of September 30, 2005 and December 31, 2004 , respectively)        $102,500       $215,000
   Amortizing and other advances (weighted average rate of 5.75% and
      5.85% as of September 30, 2005 and December 31, 2004, respectively)            5,147          6,653
                                                                                  --------       --------
      Total FHLB Advances                                                          107,647        221,653

Securities sold under repurchase agreements with maturities                         75,000        160,000
   at various dates through 2008 (weighted average fixed rate of 2.78%
   and 3.85% as of September 30, 2005 and December 31, 2004, respectively)

Notes payable, secured by equipment, with a fixed interest rate of 7.26%,            6,949          7,581
   due at various dates through 2012

Subordinated debt, unsecured, with a floating interest rate equal to three-         10,000         10,000
   month LIBOR plus 3.25%, with a maturity date of April 24, 2013

Subordinated debt, unsecured, with a floating interest rate equal to three-          4,000          4,000
   month LIBOR plus 2.85%, with a maturity date of April 7, 2014

Floating Rate Capital Securities, with an interest rate equal to six-month          18,557         18,557
   LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 16, 2011

Floating Rate Capital Securities, with an interest rate equal to three-month        35,568         35,568
   LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable effective June 25, 2008
                                                                                  --------       --------
      Total long-term borrowings                                                  $257,721       $457,359
                                                                                  ========       ========

The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure the FHLB advances. At September 30, 2005, the Company had sufficient collateral pledged to satisfy the FHLB's requirements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is party to legal actions that arise in the normal course of its business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company.

The administrative process continues for the Company's Internal Revenue Service ("IRS") Examination of its 2002 federal income tax return. On August 31, 2005, the Company received a notice of proposed deficiency that included a significant increase to taxable income with respect to the Company's mark-to-market of mortgage loans for income tax purposes. If the IRS ultimately were to prevail on its position with respect to the Company's mark-to-market of these loans, the Company would owe approximately $45,000 in additional federal income tax, plus interest. The Company does not agree with the position of the examiner and has filed a formal protest with the IRS on September 29, 2005. Due to the very early stage of this matter management cannot accurately make an estimate of potential exposure, if any. After a review of the information currently available and consultation with the Company's tax advisors and legal counsel, management believes the Company has a clearly defendable position on this issue.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

                               September 30,   December 31,
                                    2005           2004
                               -------------   ------------
Commitments to extend credit      $522,043       $399,289
Standby letters of credit           13,238          7,886

NOTE 9. INTEREST RATE CONTRACTS

During the fourth quarter of 2004, the Company entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. The interest rate swap requires the Company to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR that expires on or prior to January 5, 2016. The interest rate swap, which had a fair value of $173 as of September 30, 2005, expires on or prior to January 5, 2016.

During the first quarter of 2003, the Company entered into $75,000 notional amount of interest rate swap contracts to convert a portion of its long-term repurchase agreements from fixed rate to variable rate. The interest rate swaps require the Company to pay a variable rate based on three-month LIBOR and receive a fixed interest rate ranging from 2.60% to 2.72%. The interest rate swaps, which had a fair value of $739 as of September 30, 2005, expire on or prior to May 22, 2006.

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

For three months ended September 30, 2005     Banking      Other    Eliminations    Total
-----------------------------------------   ----------   --------   ------------   -------
Interest income                               $35,375    $    47      $    (5)     $35,417
Interest expense                               13,901      1,193           (5)      15,089
                                              -------    -------      -------      -------
Net interest income (loss)                     21,474     (1,146)          --       20,328
Provision for loan losses                         558         --           --          558
Other income (1)                                7,845      7,698       (7,598)       7,945
Other expense                                  19,115        430          (21)      19,524
                                              -------    -------      -------      -------
Earnings before income taxes                    9,646      6,122       (7,577)       8,191
                                              -------    -------      -------      -------
Income tax expense (benefit)                    2,123       (538)          --        1,585
                                              -------    -------      -------      -------
Net income                                    $ 7,523    $ 6,660      $(7,577)     $ 6,606
                                              =======    =======      =======      =======

For nine months ended September 30, 2005      Banking      Other    Eliminations      Total
----------------------------------------    ----------   --------   ------------   ----------
Interest income                             $  103,473   $    152    $     (12)    $  103,613
Interest expense                                38,149      3,291          (12)        41,428
                                            ----------   --------    ---------     ----------
Net interest income (loss)                      65,324     (3,139)          --         62,185
Provision for loan losses                        5,249         --           --          5,249
Other income (1)                                27,320     23,683      (23,403)        27,600
Other expense                                   57,469      1,418          (59)        58,828
                                            ----------   --------    ---------     ----------
Earnings before income taxes                    29,926     19,126      (23,344)        25,708
                                            ----------   --------    ---------     ----------
Income tax expense (benefit)                     6,780     (1,517)          --          5,263
                                            ----------   --------    ---------     ----------
Net income                                  $   23,146   $ 20,643    $ (23,344)    $   20,445
                                            ==========   ========    =========     ==========
Segment assets                              $2,718,436   $286,023    $(259,601)    $2,744,858
                                            ==========   ========    =========     ==========

(1)  Includes income (loss) on subsidiaries.

For three months ended September 30, 2004   Banking    Other   Eliminations    Total
-----------------------------------------   -------   ------   ------------   -------
Interest income                             $32,825   $   58     $    (2)     $32,881
Interest expense                              9,896      858          (2)      10,752
                                            -------   ------     -------      -------
Net interest income (loss)                   22,929     (800)         --       22,129
Provision for loan losses                       150       --          --          150
Other income (1)                              7,006    7,665      (7,572)       7,099
Other expense                                19,949      362         (22)      20,289
                                            -------   ------     -------      -------
Earnings before income taxes                  9,836    6,503      (7,550)       8,789
                                            -------   ------     -------      -------
Income tax expense (benefit)                  2,345     (440)         --        1,905
                                            -------   ------     -------      -------
Net income                                  $ 7,491   $6,943     $(7,550)     $ 6,884
                                            =======   ======     =======      =======

For nine months ended September 30, 2004      Banking      Other    Eliminations      Total
----------------------------------------    ----------   --------   ------------   ----------
Interest income                             $   98,643   $    163    $      (7)    $   98,799
Interest expense                                34,122      2,369           (7)        36,484
                                            ----------   --------    ---------     ----------
Net interest income (loss)                      64,521     (2,206)          --         62,315
Provision for loan losses                          955         --           --            955
Other income (loss) (1)                         26,399    (11,483)      11,716         26,632
Other expense                                  117,365      1,128          (69)       118,424
                                            ----------   --------    ---------     ----------
Loss before income taxes                       (27,400)   (14,817)      11,785        (30,432)
                                            ----------   --------    ---------     ----------
Income tax benefit                             (15,469)    (1,264)          --        (16,733)
                                            ----------   --------    ---------     ----------
Net loss                                    $  (11,931)  $(13,553)   $  11,785     $  (13,699)
                                            ==========   ========    =========     ==========
Segment assets                              $2,658,723   $272,123    $(246,491)    $2,684,355
                                            ==========   ========    =========     ==========

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

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "may," "will," "should," "would," "anticipate," "estimate," "expect," "plan," "believe," "intend," and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following without limitation: general, regional and local economic conditions and their effect on interest rates and the yield curve, the Company and its customers; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations or accounting policies affecting financial institutions; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; technological changes; acquisitions and integration of acquired business; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; the outcome of efforts to manage interest rate or liquidity risk; competition; and acts of war or terrorism. The Company undertakes no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report.

OVERVIEW

This overview highlights the significant drivers and events that shaped the Company's results in the most recent quarter. It also reports Integra's progress on accomplishing its 2005 priorities. It may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document.

The major highlights of Integra's third quarter results are:

-    Integra's third quarter net income was $6,606 or $0.38 per diluted share.

- Continued growth in the High Performance Checking ("HPC") program as new retail checking account openings are running double last year's rate, which helped drive a 27% growth in service charge income.

-    Solid growth in commercial and consumer loans.

- Continued focus on credit quality, as evidenced by $4,808 or 16% reduction in non-performing loans.

- Continued margin pressure due to the flat yield curve, as the margin declined 11 basis points in the third quarter.

-    Non interest expense ("NIE") was 4% lower than year ago quarter.

-    Continued focus on improving productivity and efficiency.

Net interest income on a tax equivalent basis was $20,886, down 9% from last year's third quarter due to a lower net interest margin partially offset by a $30,213 higher average earning asset level. The third quarter net interest margin was 3.34% down from 3.45% last quarter due mostly to the impact of the flat yield curve. The entire banking industry faces margin pressure due to the flat yield curve and deposit migration caused by higher interest rates.

The Company's balance sheet showed core growth in the quarter, although the sale of three Illinois banking centers and the loan sale that occurred in the second quarter make it difficult to see that growth. The banking center sale reduced deposits by $68,448 and loans by $13,772 and the loan sale reduced loans by $9,788. Despite these events, average loans grew 2% annualized from second quarter and about 4% from the year ago quarter. Average investments reduced $29,779 from second quarter and about $31,144 from the year ago quarter.

Average deposits declined $78,180, or 4%, from second quarter and $17,047, or 1%, from the year ago quarter. Those numbers reflect two significant items: the $68,448 in deposits sold related to the banking center sale and approximately $29,956 in new account balances transferred in early August to customer sweep repurchase balances.

The implementation of the HPC initiative continues to be a great success. New personal checking account openings continue to run nearly double last year's rate, and equated to a low teens annualized growth rate year-to-date. The growth in new checking accounts was the primary driver in the significant growth in service charges, a 22% annualized increase from last quarter and a 27% increase from third quarter last year.

Credit quality improvements can be seen in the following:

- The loan sale was completed in the third quarter, as expected and with no additional loss on sale.

- Non-performing loans at September 30, 2005 decreased $4,808, or about 16%, from June 30, 2005. Non-performing loans/total loans reduced from 1.77% at June 30, 2005 to 1.47% at September 30, 2005. There is no specific update on the $14,256 grocery store chain non-accrual loan other than the borrower continues to develop their reorganization plan, which is expected to be filed in 2006. That one credit represents 57% of total non-performing loans at September 30, 2005.

- Net charge-offs for the third quarter were $1,192, or 28 basis points, which was within the 25-35 basis points range the Company indicated last quarter. The charge-offs included a $600 commercial charge-off, which was fully covered by a specific reserve. As a result, it was not necessary to make an additional provision to the loan loss reserve to compensate for this fully reserved charge-off. That is the principal reason that $1,192 in net charge-offs exceeded the $558,000 provision in the third quarter.

Non-interest expense was $19,524, or about 3% lower than second quarter and 4% lower than year ago quarter due to lower personnel and processing costs. The efficiency ratio improved from 68% last quarter to 66% this quarter.

The effects on Integra and other banks of the yield curve risk are real and can be seen in the net interest margin. Management believes the impact of the flat yield curve should eventually be offset by increased fee income and lower expenses.

In 2006, the Company looks for high single digit loan growth, a margin in the 3.30-3.40% range, continued credit quality improvements, and a several million dollar reduction in NIE similar to 2005's expected $2,500 reduction. The Company plans to reduce its investment portfolio by $100,000 by mid 2006 through normal cash flows. This will help to continue to reduce interest rate risk and reduce levels of wholesale funding, although at a cost in the form of reduced earnings in 2006.

In summary, Integra is pleased with its continued success with the Company's growth initiatives including High Performance Checking, the new banking centers, consumer and commercial loan growth, and its focus on improved efficiency.

FINANCIAL OVERVIEW

Net income for the quarter ended September 30, 2005 was $6,606 compared to $6,884 for the same period of 2004. Earnings per share, on a diluted basis, were $0.38 for the third quarter of 2005 compared to $0.40 for the third quarter of 2004. Return on average assets and equity for the three months ended September 30, 2005 were 0.96% and 11.95%, respectively, compared with 1.01% and 13.67% in the same period of 2004.

Net income for the nine months ended September 30, 2005 was $20,445 compared to net loss of $(13,699) for the same period of 2004. The income (loss) per share, on a diluted basis, was $1.17 and $(0.79) for the first nine months of 2005 and 2004, respectively. Return on average assets and equity for the nine months ended September 30, 2005 were 0.99% and 12.70%, respectively, compared with (0.66)% and (8.68)% in the same period of 2004.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

NET INTEREST INCOME

Net interest income, on a fully tax equivalent basis, was $20,886 for the three months ended September 30, 2005 compared with $22,967 for the same period in 2004 and $64,472 and $64,888 for the nine months ended September 30, 2005 and 2004, respectively. The net interest margin for the three months ended September 30, 2005 was 3.34% compared to 3.73% for the same three months of 2004. The decrease was primarily due to the impact of a flatter yield curve. The Company expects a further decline if the yield curve continues to flatten or inverts.

The net interest margin for the nine months ended September 30, 2005 and 2004 was 3.43%. In late March of 2004 as part of the balance sheet restructuring, the Company prepaid long-term Federal Home Loan Bank ("FHLB") advances with a yield of 6.16% and reduced its investment portfolio. Integra also added new fixed rate borrowings with an average rate of 2.28%. Loan interest yields increased 34 basis points as securities yields increased 10 basis points for the first nine months of 2005 compared to the same period of 2004. This was offset by the 33 basis point increase in the cost of total interest-bearing liabilities for the first nine months of 2005 to 2.43% compared to 2.10% for the same period of 2004.

Average earning assets were $2,480,112 for the third quarter of 2005 compared to $2,449,899 for the third quarter of 2004, an increase of $30,213. Yields on earning assets increased from 5.46% to 5.74% for the third quarter of 2005, compared to the same period the previous year. Average earning assets decreased $17,088 from $2,511,765 for the first nine months of 2004 to $2,494,677 for the first nine months of 2005. Loan increases were offset by the decrease in investments mainly as the Company decreased the investment portfolio to offset the deposits associated with the sale of the banking centers in the second quarter of 2005. The Company plans to continue to decrease its investment portfolio in order to reduce its wholesale borrowings and exposure to interest rate sensitivity. The yield increase for both the third quarter and year-to-date 2005 was primarily the result of an increase in loan rates.

Average loan balances were $1,695,438 during the third quarter of 2005, compared to $1,634,419 during the third quarter of 2004 for an increase of $61,019, or 3.7%. In late June 2005, the Company initiated a plan to sell certain loans that did not meet its current credit portfolio guidelines, which resulted in $9,788 of loans reclassified to loans held for sale. In May 2005, the Company sold three banking centers in southern Illinois with $13,772 of loans. The banking centers' sale resulted in a gain of $6,218. In April 2004, the Company sold its credit card portfolio of $6,090, which generated a gain of $1,158. Average commercial loans increased $57,492 to $888,017, average consumer loans increased $30,930 to $421,003, while mortgage loans decreased $27,403 to $386,418 during the third quarter of 2005, compared to the same quarter of 2004. Total interest income on loans increased $2,772 during the third quarter of 2005, compared to 2004 as the result of an increase in loan volume and yields. The yield on loans was 6.21% for the third quarter of 2005, compared to 5.77% for the same period of 2004.

Average loans were $1,676,732 during the first nine months of 2005, compared to $1,653,220 during the first nine months of 2004, an increase of $23,512, or 1.4%. Commercial and consumer loans, on an average basis, experienced growth of $20,943 and $25,823, respectively, for the nine months of 2005 compared to the same period of 2004, while mortgage loans, on an average basis, decreased $23,254 for the same periods. The yield on loans was 6.03% for the first nine months of 2005 compared to 5.69% for the same period of 2004.

Average investment securities were $743,791 during the third quarter of 2005, compared to $774,935 during the third quarter of 2004. The yield on securities decreased ten basis points to 4.74% during the third quarter of 2005 from 4.84% during the same period in 2004. As part of the balance sheet restructuring in March 2004, the Company sold approximately $262,000 in investments. Average investment securities decreased $41,933, or 5.1%, to $775,038 during the first nine months of 2005 compared to $816,971 during the first nine months of 2004. The yield on securities increased to 4.83% during the first nine months of 2005, from 4.73% during the first nine months of 2004.

Average interest-bearing liabilities were $2,248,754 and $2,240,852 for the three months ended September 30, 2005 and 2004, respectively, an increase of $7,902. The cost of these funds increased from 1.89% to 2.65% for the same period, or 76 basis points while market rates (federal funds rate) increased 200 basis points from the end of September 2004 to the end of September 2005. The increase was also the result of the change in the mix of deposits. As rates increased, customers moved from low yielding deposits to higher yielding deposit products. Average interest-bearing liabilities were $2,266,573 and $2,300,677 for the nine months ended September 30, 2005 and 2004, respectively. Cost of interest-bearing liabilities increased 33 basis points to 2.43% for the first nine months of 2005, compared to 2.10% for the same period of 2004. This increase compared to a 200 basis point increase in market rates from September 30, 2004 to September 30, 2005.

Average interest-bearing deposits decreased $15,815 from $1,590,794 to $1,574,979 while average non-interest-bearing demand deposits decreased $1,232 from $248,919 to $247,687 for the third quarter of 2005, compared to the same period in 2004. This decrease was primarily driven by the sale of the three Illinois banking centers in the second quarter of 2005. The interest-bearing deposits sold in the banking center sale were $62,380 and the non-interest-bearing deposits were $6,068.

In early 2005, the Company implemented a deposit initiative, High Performance Checking. The goal for 2005 is to double the number of account openings compared to 2004. As of September 30, 2005, the Company is on target to meet the goal. Average interest-bearing deposits were $1,626,443 during the first nine months of 2005 compared to $1,607,614 during the first nine months of 2004. Non-interest-bearing deposits increased $7,289, or 3.0%. The cost of deposits increased to 2.05% during the first nine months of 2005, from 1.56% during the first nine months of 2004.

In March 2004, the Company restructured its balance sheet by prepaying long-term FHLB advances with an average yield of 6.16% and arranged new financing of $330,000 with maturities of 1 to 4 years with an average yield of 2.28%. As this funding has matured, the Company has refinanced these borrowings with one-year maturities.

Average short-term borrowings increased $225,217 from $190,390 to $415,607 for the third quarter of 2005, compared to the same period in 2004. The cost of short-term borrowings increased 189 basis points during this period, to 3.21% for the third quarter of 2005. For the first nine months of 2005, average short-term borrowings increased $130,363 from $178,042 for the first nine months of 2004 to $308,405 while the cost increased 171 basis points to 2.89%. The increase in short-term borrowing yields was the result of the movement of long-term borrowings to short-term as the period for repayment reached 12 months or less and the repricing of federal funds purchased, maturing FHLB advances, and short-term repurchase agreements to higher market rates in 2005. Federal funds rates have risen by 150 basis points during 2005.

Average long-term borrowings decreased $201,500 from $459,668 to $258,168 for the third quarter of 2005, compared to the same period in 2004. The cost of long-term borrowings increased 107 basis points from 3.16% during the third quarter of 2004 to 4.23% for the same period of 2005. For the first nine months period of 2005, average long-term borrowings decreased $183,296 from $515,021 in 2004 to $331,725 in 2005, and long-term borrowing costs decreased to 3.84% from 4.11% for the same time periods. The decrease in both the three and nine month periods of 2005 is primarily the result of the long-term borrowings moving to short-term.

Average Balance Sheet and Analysis of Net Interest Income

For Three Months Ended September 30,

                                                          2005                            2004
                                             -----------------------------   -----------------------------
                                               Average    Interest   Yield     Average    Interest   Yield
                                              Balances     & Fees    /Cost    Balances     & Fees    /Cost
                                             ----------   --------   -----   ----------   --------   -----
EARNING ASSETS:

Short-term investments                       $    2,412    $    22   3.52%   $    5,007    $    17   1.38%
Loans held for sale                               5,438         78   5.79%        2,550         44   6.95%
Securities                                      743,791      8,815   4.74%      774,935      9,381   4.84%
Regulatory stock                                 33,033        398   4.82%       32,988        387   4.68%
Loans                                         1,695,438     26,662   6.21%    1,634,419     23,890   5.77%
                                             ----------    -------   ----    ----------    -------   ----
   Total earning assets                       2,480,112    $35,975   5.74%    2,449,899    $33,719   5.46%
                                                           =======                         =======

Fair value adjustment on securities
   available for sale                              (755)                         (3,357)
Allowance for loan loss                         (25,165)                        (25,095)
Other non-earning assets                        285,304                         284,798
                                             ----------                      ----------
TOTAL ASSETS                                 $2,739,496                      $2,706,245
                                             ==========                      ==========

INTEREST-BEARING LIABILITIES:

Deposits
   Savings and interest-bearing demand       $  524,601    $   900   0.68%   $  574,388    $   707   0.49%
   Money market accounts                        235,816      1,529   2.57%      207,703        721   1.38%
   Certificates of deposit and other time       814,562      6,460   3.15%      808,703      4,968   2.44%
                                             ----------    -------   ----    ----------    -------   ----
   Total interest-bearing deposits            1,574,979      8,889   2.24%    1,590,794      6,396   1.60%

Short-term borrowings                           415,607      3,575   3.21%      190,390        644   1.32%
Long-term borrowings                            258,168      2,625   4.23%      459,668      3,712   3.16%
                                             ----------    -------   ----    ----------    -------   ----
   Total interest-bearing liabilities         2,248,754    $15,089   2.65%    2,240,852    $10,752   1.89%
                                                           =======                         =======

Non-interest-bearing deposits                   247,687                         248,919
Other non-interest-bearing liabilities and
   shareholders' equity                         243,055                         216,474
                                             ----------                      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,739,496                      $2,706,245
                                             ==========                      ==========

Interest income/earning assets                             $35,975   5.74%                 $33,719   5.46%
Interest expense/earning assets                             15,089   2.40%                  10,752   1.73%
                                                           -------   ----                  -------   ----
  Net interest income/earning assets                       $20,886   3.34%                 $22,967   3.73%
                                                           =======   ====                  =======   ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $504 and $784 for 2005 and 2004, respectively.

Federal tax equivalent adjustments on loans are $54 and $54 for 2005 and 2004, respectively.

Average Balance Sheet and Analysis of Net Interest Income

For Nine Months Ended September 30,

                                                          2005                            2004
                                             -----------------------------   -----------------------------
                                               Average    Interest   Yield     Average    Interest   Yield
                                              Balances     & Fees    /Cost    Balances     & Fees    /Cost
                                             ----------   --------   -----   ----------   --------   -----
EARNING ASSETS

Short-term investments                       $    2,942   $     68   3.07%   $    5,931   $     48   1.08%
Loans held for sale                               6,917        319   6.21%        2,675        131   6.53%
Securities                                      775,038     28,090   4.83%      816,971     28,990   4.73%
Regulatory stock                                 33,048      1,143   4.61%       32,968      1,160   4.69%
Loans                                         1,676,732     76,280   6.03%    1,653,220     71,043   5.69%
                                             ----------   --------   ----    ----------   --------   ----
   Total earning assets                       2,494,677   $105,900   5.64%    2,511,765   $101,372   5.35%
                                                          ========                        ========

Fair value adjustment on securities
   available for sale                            (1,004)                          4,982
Allowance for loan loss                         (23,965)                        (25,405)
Other non-earning assets                        283,401                         282,791
                                             ----------                      ----------
TOTAL ASSETS                                 $2,753,109                      $2,774,133
                                             ==========                      ==========

INTEREST-BEARING LIABILITES

Deposits
   Savings and interest-bearing demand       $  560,363   $  2,893   0.69%   $  555,406   $  1,865   0.45%
   Money market accounts                        229,905      3,791   2.20%      219,843      2,358   1.43%
   Certificates of deposit and other time       836,175     18,326   2.93%      832,365     14,558   2.33%
                                             ----------   --------   ----    ----------   --------   ----
      Total interest-bearing deposits         1,626,443     25,010   2.05%    1,607,614     18,781   1.56%

Short-term borrowings                           308,405      6,999   2.89%      178,042      1,604   1.18%
Long-term borrowings                            331,725      9,419   3.84%      515,021     16,099   4.11%
                                             ----------   --------   ----    ----------   --------   ----
      Total interest-bearing liabilities      2,266,573   $ 41,428   2.43%    2,300,677   $ 36,484   2.10%
                                                          ========                        ========

Non-interest-bearing deposits                   250,427                         243,138
Other non-interest-bearing liabilities and
   shareholders' equity                         236,109                         230,318

                                             ----------                      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,753,109                      $2,774,133
                                             ==========                      ==========

Interest income/earning assets                            $105,900   5.64%                $101,372   5.35%
Interest expense/earning assets                             41,428   2.21%                  36,484   1.92%
                                                          --------   ----                 --------   ----
   Net interest income/earning assets                     $ 64,472   3.43%                $ 64,888   3.43%
                                                          ========   ====                 ========   ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $2,114 and $2,385 for 2005 and 2004, respectively.

Federal tax equivalent adjustments on loans are $173 and $188 for 2005 and 2004, respectively.

NON-INTEREST INCOME

Service charges on deposit accounts were $890 and $1,870, or 27.2% and 20.2%, higher during the third quarter and first nine months of 2005, respectively, than the same periods one year ago. This was primarily the result of the increase in the number of deposit accounts in 2005 from the HPC initiative. The Company expects service charge fees to increase as the customer base increases. Debit card income increased $183 and $581 for the three and nine months ended September 30, 2005, respectively. The debit card increase is the result of the HPC initiative. As more accounts are opened the use of the card base is increased. Credit card income decreased $470 and $906 for the three and nine months ended September 30, 2005, respectively. This decrease is largely the result of the sale of the credit card portfolio in the second quarter of 2004 and the merchant processing business in the first quarter of 2005.

Securities losses were $460 higher in the third quarter of 2005, compared to the third quarter of 2004, and $6,030 higher for the first nine months of 2005, compared to the same period of 2004. In the third quarter of 2005, the Company recorded an other than temporary impairment of $455 on $13,168 of certain agency perpetual preferred securities. In the first and second quarters of 2005, the Company wrote down, and later, sold securities at a loss. In late June of 2004, the Company sold $25,000 in securities generating a loss of $703. As part of the 2004 balance sheet restructuring, the Company sold securities for a gain of $5,200.

Gain on sale of other assets increased $216 for the three months ended September 30, 2005, compared to the same period of 2004, and $5,315 for the first nine months of 2005, compared to the same period of 2004. As part of the loan sale, the Company realized a gain of $264 and recorded a mark-to-market adjustment of $(163) for a net gain of $101. In May 2005, the Company completed the banking center sale for a gain of $6,218 and in April 2005, the Company sold an affiliate insurance agency for a loss of $185,. In the first quarter of 2005, the Company sold its merchant card processing business for a gain of $417. In late April 2004, the Company sold its credit card portfolio for a gain of $1,158.

Cash surrender value ("CSV") life insurance income increased $382 and $346 in the three and nine months of 2005, compared to the same periods of 2004. This increase was due to a settlement of one bank-owned life insurance ("BOLI") claim on a retired employee of $338. The settlement was non-taxable.

                                      Three Months Ended               Nine Months Ended
                                         September 30,                   September 30,
                                      ------------------    Increase   -----------------    Increase
Non-Interest Income                      2005     2004     (Decrease)    2005      2004    (Decrease)
-------------------                     ------   ------    ----------  -------   -------   ----------
Service charges on deposit accounts     $4,162   $3,272      $ 890     $11,129   $ 9,259    $ 1,870
Other service charges and fees           1,063    1,083        (20)      3,089     3,490       (401)
Credit card fee income                      88      558       (470)        675     1,581       (906)
Debit card income                          615      432        183       1,736     1,155        581
Trust income                               475      506        (31)      1,470     1,527        (57)
Securities gains (losses)                 (455)       5       (460)     (1,528)    4,502     (6,030)
Gain on sale of other assets               266       50        216       6,725     1,410      5,315
CSV life insurance income                  759      377        382       1,515     1,169        346
Other                                      972      816        156       2,789     2,539        250
                                        ------   ------      -----     -------   -------    -------
   Total non-interest income            $7,945   $7,099      $ 846     $27,600   $26,632    $   968
                                        ======   ======      =====     =======   =======    =======

NON-INTEREST EXPENSE

Non-interest expense decreased $765 in the third quarter of 2005, compared to the same period in 2004. On a year-to-date basis, non-interest expense decreased $59,596 in the first nine months of 2005, compared to the first nine months of 2004 due to $56,998 of debt prepayment fees incurred as part of the balance sheet restructuring.

Salaries decreased $348 for the three months ended September 30, 2005, and $1,141 for nine months ended September 30, 2005, compared to the same periods of 2004. Commissions and incentives decreased $13 for the three months ending September 30, 2005, and decreased $204 for the nine months ended September 30, 2005, compared to the same periods of 2004. Other benefits decreased $71 and $588 for the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods of 2004. The Company has reduced full time equivalents from 855 at September 30, 2004, to 833 at September 30, 2005. The Company has also experienced lower health insurance costs as a result of offering an alternative choice in medical plans to employees starting in 2004, which provides its employees the opportunity to participate in the management of their health care consumption and could help control the increase in these expenses in the future.

Occupancy expense increased $223 and $836 for the third quarter of 2005 and the nine months ended September 30, 2005, respectively compared to the same periods of 2004. This increase is mainly due to the new banking centers opened in metropolitan areas added in late 2004 and early 2005. In July 2004, the Company opened a banking center in Evansville, in December 2004 one in Henderson, Kentucky, also in the Evansville area, and in May 2005, one in Florence, Kentucky in the Cincinnati, Ohio area.

Communication and transportation expense increased $398 for the three months ended September 30, 2005, and $912 for the nine months ended September 30, 2005, compared to the same periods of 2004. This increase is primarily the result of additional postage expense in conjunction with the HPC initiative, which began in early 2005.

Processing expense decreased $461 and $506 for the three and nine months ended September 30, 2005, respectively compared to the same periods of 2004, which is mainly attributable to a reduction in merchant and credit card expenses from the sale of merchant and credit card businesses.

Other non-interest expense decreased $295 and $1,277 for the three months and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. The decrease for the nine months was mainly the result of a reduction of $513 of amortization expense of intangible assets in 2005, compared to the same period of 2004, and a decrease of $410 related to the write down of a property held in other real estate owned.

                                    Three Months Ended                 Nine Months Ended
                                        September 30,                    September 30,
                                    ------------------    Increase    ------------------    Increase
Non-Interest Expense                   2005      2004    (Decrease)     2005      2004     (Decrease)
--------------------                 -------   -------   ----------   -------   --------   ----------
Salaries                             $ 7,389   $ 7,737     $(348)     $22,367   $ 23,508    $ (1,141)
Commissions and incentives               968       981       (13)       3,152      3,356        (204)
Other benefits                         1,749     1,820       (71)       5,112      5,700        (588)
Occupancy                              1,936     1,713       223        5,718      4,882         836
Equipment                                917     1,008       (91)       2,763      3,105        (342)
Professional fees                      1,085     1,113       (28)       3,235      3,444        (209)
Communication and transportation       1,243       845       398        3,493      2,581         912
Processing                               590     1,051      (461)       2,133      2,639        (506)
Software                                 403       466       (63)       1,218      1,392        (174)
Marketing                                503       511        (8)       1,590      1,498          92
Debt prepayment fees                      --        --        --           --     56,998     (56,998)
Low income housing project losses        544       552        (8)       1,658      1,655           3
Other                                  2,197     2,492      (295)       6,389      7,666      (1,277)
                                     -------   -------     -----      -------   --------    --------
   Total non-interest expense        $19,524   $20,289     $(765)     $58,828   $118,424    $(59,596)
                                     =======   =======     =====      =======   ========    ========

INCOME TAX EXPENSE

Income tax expense was $1,585 and $5,263 for the three months and nine months ended September 30, 2005, respectively, compared to $1,905 and $(16,733) benefit for the same period in 2004. The effective tax rates were 19.4% and 21.7% for the quarter ended September 30, 2005 and 2004, respectively. The effective tax rate for the nine months ended September 30, 2005 was 20.5%. The third quarter of 2005 was impacted by the BOLI settlement of $338, which was non-taxable.

FINANCIAL POSITION

Total assets at September 30, 2005 were $2,744,858, a decrease of $12,307 compared to $2,757,165 at December 31, 2004.

SECURITIES

Total available for sale investment securities were $729,865 at September 30, 2005, and $801,059 at December 31, 2004. The Company currently has no investment securities classified as held to maturity. The Company began decreasing the size of the securities portfolio during 2005 as a strategy to reduce the level of short-term borrowings. The Company expects to continue this strategy in 2006. The market value of the investment securities on September 30, 2005 was $4,373 below the amortized cost. During the first quarter of 2004, the portfolio was reduced by the sale of approximately $262,000 of securities, as part of the balance sheet restructuring. Management regularly reviews the composition of the securities portfolio, taking into account market risks, interest rate environment, bank liquidity needs, and the Company's overall interest rate risk profile. In the third quarter of 2005, the Company wrote down certain federal home loan mortgage company perpetual preferred securities by $455 due to other than temporary deterioration in the market price over a greater than six month period. The Company's preferred securities are included in other securities. The writedown, which was an expense in the third quarter of 2005, established a new book value for the securities. The Company does not expect to impact earnings with any additional writedown of the securities in 2005.

LOANS

Total loans at September 30, 2005, were $1,716,239 compared to $1,665,324 at December 31, 2004. In the second quarter of 2005, two events occurred that reduced loans. The Company sold three banking centers with $13,772 in loans and wrote down and reclassified $9,788 of loans to held for sale as part of a planned loan sale, which was completed in the third quarter of 2005. On April 30, 2004, the Company sold its credit card portfolio of $6,090. Total commercial and commercial real estate loans increased $34,174, or 3.9%, for the first nine months of 2005. Commercial loans decreased $10,855, or 1.9%, since December 31, 2004, while commercial real estate loans increased by $45,029, or 15.2%, for the first nine months of 2005. This change in the mix was in line with the Company's strategy. Residential mortgage loans and home equity loans decreased $5,029 and $5,459, respectively, or 1.1% and 3.8%, while consumer loans increased $27,227, or 14.5%, for the first nine months of 2005. The decrease in mortgage and home equity loans was a result of customers refinancing adjustable rate mortgages into fixed rate loans. The current strategy of the Company is to retain adjustable rate loans and sell its fixed rate mortgages. The Consumer loans increase is attributable to both the seasonal increase of 25.7% in indirect loans on recreational vehicles and a 7.7% increase in recreational vehicle loans generated by the banking centers.

                                     September 30,   December 31,
LOAN PORTFOLIO                            2005           2004
--------------                       -------------   ------------
Commercial, industrial and
   agricultural loans                  $  556,959     $  563,382
Economic development loans and
   other obligations of state and
   political subdivisions                   8,778         13,195
Lease financing                             5,716          5,731
                                       ----------     ----------
      Total commercial                    571,453        582,308

Commercial real estate
   Commercial mortgages                   185,489        224,066
   Construction and development           156,123         72,517
                                       ----------     ----------
      Total commercial real estate        341,612        296,583

Residential mortgages                     450,978        456,007
Home equity                               137,578        143,037
Consumer loans                            214,622        187,395
                                       ----------     ----------
      Total loans                       1,716,243      1,665,330
Less: unearned income                           4              6
                                       ----------     ----------
      Loans, net of unearned income    $1,716,239     $1,665,324
                                       ==========     ==========

ASSET QUALITY

The allowance for loan losses is the amount that, in management's opinion, is adequate to absorb inherent loan losses as determined by management's ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including portfolio mix and growth, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions. Loans that are deemed to be uncollectible are charged-off to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is expensed to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable losses based on management's ongoing evaluation of the loan portfolio.

During the second quarter of 2005, the Company established a specific reserve for its portion of a participation in a multi-bank secured loan. This loan represents 56.7% of non-performing loans. During the third quarter, the Company completed its planned loan sale. The Company recorded $1,460 in charge-offs in the second quarter of 2005, and a lower of cost or market expense of $163 and a gain on sale of $264 in the third quarter.

The Company saw a spike in bankruptcies filed in advance of the new bankruptcy legislation becoming effective. On a year to date basis, bankruptcies accounted for 44% of the consumer loan charge-offs and 46% of consumer non-performing loans. The Company expects this trend to continue until the effective date of the new bankruptcy code and then expects the filing of new bankruptcies to decline.

The quality of the loan portfolio as measured by the weighted average risk rating of commercial loans, levels of high-risk assets, and payment delinquencies have continued to improve. The level of non-performing loans has increased as a result of the large non-performing loan for which a specific reserve has been established. A rigorous review is done quarterly to review the adequacy of allowance for both loans that are specifically reserved and for homogeneous pools. Based on this analysis, management believes that the allowance for loan and lease losses was adequate at September 30, 2005.

The allowance for loan losses was $24,613 at September 30, 2005, representing 1.43% of total loans compared with $24,577 at September 30, 2004, which represented 1.53% of total loans. Management expects the ratio of the allowance to total loans to decline as a result of improved underwriting and strengthening economic conditions and the changing mix of the loan portfolio. Annualized net charge-offs to average loans was 0.28% during the third quarter of 2005, compared to 0.14% for the same period of 2004. On a year-to-date basis, annualized net charge-offs to average loans was 0.35% during the first nine months of 2005, compared to 0.12% for the same period of 2004. The allowance for loan losses to non-performing loans was 97.8% at September 30, 2005, compared to 128.3% at December 31, 2004.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                 ------------------   -----------------
                                   2005      2004       2005      2004
                                 -------   --------   -------   -------
Beginning balance                $25,247   $25,007    $23,794   $25,403
Loans charged off                 (1,632)   (1,127)    (5,503)   (3,579)
Recoveries                           440       547      1,073     2,097
Provision for loan losses            558       150      5,249       955
Decrease due to sale of loans         --        --         --      (299)
                                 -------   -------    -------   -------
Ending balance                   $24,613   $24,577    $24,613   $24,577
                                 =======   =======    =======   =======
Percent of total loans              1.43%     1.53%      1.43%     1.53%
                                 =======   =======    =======   =======
Annualized % of average loans:
   Net charge-offs                  0.28%     0.14%      0.35%     0.12%
   Provision for loan losses        0.13%     0.04%      0.42%     0.08%

The provision for the three and nine months ended September 30, 2005 was $558 and $5,249, respectively, compared to $150 and $955 for the same periods of 2004. The third quarter provision represented a return to more a normalized level. The $4,294 increase in the provision for the nine months of 2005, compared to the same period of 2004 was primarily due to the second quarter 2005 events of the specific reserve on the non-accrual loan, the loan sale, discussed previously.

As of September 30, 2005, total non-performing assets increased $6,796 from December 31, 2004, attributable to the addition of the one $14,256 loan described above. Non-performing loans, consisting of nonaccrual and 90 days or more past due loans, were 1.47% and 1.11% of total loans at September 30, 2005 and December 31, 2004, respectively. Non-performing loans decreased by $4,808 in the third quarter of 2005 with the loan sale accounting for $3,085 of this reduction.

Listed below is a comparison of non-performing assets.

                                                             September 30,   December 31,
                                                                  2005           2004
                                                             -------------   ------------
Nonaccrual loans                                                $24,895       $17,971
90 days or more past due loans                                      269           576
                                                                -------       -------
   Total non-performing loans (1)                                25,164        18,547

Other real estate owned                                             422           243
                                                                -------       -------
   Total non-performing assets                                  $25,586       $18,790
                                                                =======       =======
Ratios:
Non-performing Loans to Loans                                      1.47%         1.11%
Non-performing Assets to Loans and Other Real Estate Owned         1.49%         1.13%
Allowance for Loan Losses to Non-performing Loans                 97.81%       128.29%

(1)  Includes non-performing loans classified as loans held for sale

DEPOSITS

Total deposits were $1,823,891 at September 30, 2005, compared to $1,896,541 at December 31, 2004. Total valuable core deposits decreased $86,819 to $991,248 at September 30, 2005 from $1,078,067 at December 31, 2004. These decreases were attributable to two factors: the sale of the three Illinois banking centers which accounted for $68,448 and the transfer of approximately $30,000 in checking account balances to customer sweep repurchase balances, which are not included in deposits. Since December 31, 2004, time deposits greater than $100 increased $35,689, or 11.7%, the majority of which were public funds. The HPC program, which has a goal to increase the number of new personal checking account openings by double the number of new account openings for 2004, is performing as expected at September 30, 2005. The Company has experienced a change in the mix of deposits as consumers move from valuable core deposits to higher yielding deposit accounts.

SHORT-TERM BORROWINGS

Short-term borrowings increased $241,780 from December 31, 2004, to $416,713 at September 30, 2005. As part of the balance sheet restructuring in March 2004, the Company arranged $330,000 of borrowings with maturities of 1-4 years. As these borrowings matured in late March 2005, they were refinanced for one year. The Company also plans to decrease its securities portfolio in order to reduce its short-term debt as it matures in early 2006. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from the Company's commercial customers as part of a cash management service. These borrowings increased $164,957 from December 31, 2004 to $239,151 at September 30, 2005. Of this increase, $85,000 moved from long-term to short-term in the period.

LONG-TERM BORROWINGS

Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings at September 30, 2005 is $107,647 of FHLB advances used to fund investments and loans and to satisfy other funding needs, which decreased from $221,653 at December 31, 2004. As these borrowings come within twelve months of maturity, they are reclassified as short-term borrowings. The Company must pledge mortgage-backed securities and mortgage loans as collateral to secure these advances.

CAPITAL EXPENDITURES

The Company currently has no plans for any material capital expenditures in the next 2-3 quarters.

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

                                              Regulatory Guidelines                Actual
                                           --------------------------   ----------------------------
                                              Minimum        Well-      September 30,   December 31,
                                           Requirements   Capitalized        2005           2004
                                           ------------   -----------   -------------   ------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)        8.00%           N/A          13.04%         12.56%
Tier 1 Capital (to Risk-Weighted Assets)       4.00%           N/A          11.08%         10.52%
Tier 1 Capital (to Average Assets)             4.00%           N/A           8.15%          7.64%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)        8.00%         10.00%         12.51%         12.01%
Tier 1 Capital (to Risk-Weighted Assets)       4.00%          6.00%         11.26%         10.77%
Tier 1 Capital (to Average Assets)             4.00%          5.00%          8.35%          7.86%

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings, and protect against its interest rate volatility. The Company continuously analyzes its current and prospective business activity in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

For Integra Bank N.A. (the Bank), the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under the Company's asset/liability management program. When these sources are not adequate, the Company may use Federal Funds purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with the FHLB, as alternative sources of liquidity. Additionally, at September 30, 2005, the Company had $191,300 available from unused Federal Funds lines and in excess of $271,803 in unencumbered securities either available for repurchase agreements or liquidation. The Bank also has a "borrower in custody" line with the Federal Reserve Bank totaling over $492,820 as part of its liquidity contingency plan.

For the Company, liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. The Company also has maintained a $15,000 unsecured line of credit as a source of liquidity. There was no balance outstanding on this line as of September 30, 2005. Management believes that the Company has adequate liquidity to meet its foreseeable needs.

Liquidity for the Company is required to support operational expenses of the Company, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders and other general corporate purposes. The Board of Directors has approved a long-term dividend payout ratio of 35% to 50% of net earnings. Management believes that funds to fulfill these obligations for 2005 will be available from currently available cash and marketable securities, dividends from the Bank, the Company's line of credit, or other sources that management expects to be available during the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program for the Company is comprised of several components. The components include (1) Board of Directors' oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement,
(5) risk monitoring and reporting, and (6) independent review. It is the objective of the Company's interest rate risk management processes to manage the impact of interest rate volatility on earnings and capital.

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

EARNINGS AT RISK (EAR). EAR is considered management's best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates as a percentage of the base case net interest income. The Company uses a simulation model to run immediate and parallel changes in interest rates from a "Base" scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the "Base" interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the "Base" interest rate scenario of minus 10% to a 200 basis point rate shock in either direction. At September 30, 2005, the Company would experience a negative 1.87% change in EAR if interest rates moved downward 200 basis points. The positive change from the previous quarter was primarily attributed to the impact of higher long-term rates on the Company's mortgage products. If interest rates moved upward 200 basis points, the Company would experience a negative 2.75% change in net interest income. The negative change from the previous quarter was mostly attributed to the aging of the fixed rate debt portfolio. Both simulation results are within the policy limits established by the Board ALCO.

Trends in Earnings at Risk

                     Estimated Change in EAR from the Base Interest Rate Scenario
                     ------------------------------------------------------------
                                 -200 basis points   +200 basis points
                                 -----------------   -----------------
September 30, 2005                     (1.87)%            (2.75)%
December 31, 2004                      (5.77)%            (0.59)%
September 30,2004                      (5.90)%            (0.70)%

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

At September 30, 2005, the Company would experience a negative 0.61% change in EVE if interest rates moved downward 200 basis points. The decline from the previous quarter was attributed to the impact of changes in the yield curve on deposit products. If interest rates moved upward 200 basis points, the Company would experience a negative 7.29% change in EVE. The negative change from the previous quarter was primarily attributed to the impact of higher rates on the base case market value. Both of these measures are within Board approved policy limits.

Trends in Economic Value of Equity

                     Estimated Change in EVE from the Base Interest Rate Scenario
                     ------------------------------------------------------------
                                 -200 basis points   +200 basis points
                                 -----------------   -----------------
September 30, 2005                    (0.61)%             (7.29)%
December 31, 2004                       1.37%             (7.77)%
September 30, 2004                    (1.60)%             (7.10)%

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

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2005, based on an evaluation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported the Internal Revenue Service ("IRS") has been examining the Company's 2002 federal income tax return. That examination is now complete, and on August 31, 2005, the Company received a notice of proposed deficiency in which the IRS asserted that adjustments should be made generating federal income tax liability for the Company's 2002 tax year. The most significant proposed adjustment relates to a position the IRS has taken with respect to the Company's treatment of mortgage loans held in the Company's investment portfolio at December 31, 2002. The IRS has asserted that all such mortgage loans should be treated as "held for sale," and therefore subjected to the mark-to-market rules. Applying the mark-to-market rules to the Company's mortgage loans held in their investment portfolio at December 31, 2002, would increase the Company's taxable income for that year by an amount equal to the cumulative appreciation of these mortgage loans to their fair value.

If the IRS ultimately were to prevail on its position with respect to mortgage loans held in the Company's investment portfolio as of December 31, 2002, the Company would owe approximately $45 million in additional federal income tax, plus interest. Any such additional taxes due would be a result of timing differences. As these mortgage loans pay off or down the tax liability associated will reverse and therefore will not impact the earnings of the Company. However, there would be an income statement impact to the extent interest is owed.

The Company has engaged Shearman & Sterling LLP as special tax counsel to represent the Company in this matter and has consulted with Shearman & Sterling LLP and PricewaterhouseCoopers LLP, the Company's regular tax advisor. Although this matter remains at a preliminary stage and no assurance can be given as to the possible outcome, management believes that their position is in accordance with practices customary in the banking industry and that the Company has a clearly defendable position on this issue. On September 29, 2005, the Company formally protested the proposed adjustment to the IRS office of Appeals.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of the Board of Directors did not engage the Company's independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to
Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

                                        INTEGRA BANK CORPORATION


                                        By /s/ Michael T. Vea
                                           -------------------------------------
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           November 8, 2005


                                           /s/ Sheila A. Stoke
                                           -------------------------------------
                                           Chief Accounting Officer and Senior
                                           Vice President
                                           November 8, 2005