Form 10-K
period 2005-12-31
INTEGRA BANK CORP
filed 2006-03-13
CIK 764241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-13585

INTEGRA BANK CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1632155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

21 S.E. Third Street, P.O. Box 868, Evansville, IN (Address of principal executive offices)	47705-0868 (Zip Code)

Registrant’s telephone number, including area code:
812-464-9677

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $1.00 STATED VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sales price as of June 30, 2005 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $332,826,000.

The number of shares outstanding of the registrant’s common stock was 17,481,948 at March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III).

INTEGRA BANK CORPORATION

2005 FORM 10-K ANNUAL REPORT

FORM 10-K

INTEGRA BANK CORPORATION
December 31, 2005

PART I

ITEM 1.	BUSINESS

General

Integra Bank Corporation is a bank holding company that is based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association (“Integra Bank” or “Bank”). As used in these notes, the terms “Company” and “Integra” refer to Integra Bank Corporation and its subsidiaries. At December 31, 2005, the Company had total consolidated assets of $2.7 billion. The Company provides services and assistance to its wholly-owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Company receives income and/or dividends from Integra Bank, where most of the Company’s business activities take place.

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

Integra Bank’s products and services are delivered through its customers’ channel of preference. At December 31, 2005, Integra Bank had 74 banking centers, 127 automatic teller machines (“ATMs”), and three loan production offices (“LPOs”). Integra Bank also provides telephone banking services, and a suite of Internet-based products and services that can be found at http://www.integrabank.com.

At December 31, 2005, the Company and its subsidiaries had 843 full-time equivalent employees. The Company and its subsidiaries provide a wide range of employee benefits, are not parties to any collective bargaining agreements, and in the opinion of management, enjoy good relations with its employees. The Company is an Indiana corporation and was formed in 1985.

COMPETITION

The Company has active competition in all areas in which it presently engages in business. Integra Bank competes for commercial and individual deposits, loans and financial services with other bank and non-bank institutions. Since the amount of money a bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank’s capital, competitors larger than Integra Bank have higher lending limits than Integra Bank.

In addition to competing with depository institutions operating in the same market areas, the Company competes with various money market and other mutual funds, brokerage houses, other financial institutions, insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services and products.

FOREIGN OPERATIONS

The Company and its subsidiaries have no foreign banking centers or significant business with foreign obligors or depositors.

REGULATION AND SUPERVISION

General

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Company files periodic reports with the Federal Reserve regarding the business operations of the Company and its subsidiaries, and is subject to examination by the Federal Reserve.

Integra Bank is supervised and regulated primarily by the Office of the Comptroller of the Currency (“OCC”). It is also a member of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act and the Federal Deposit Insurance Act.

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Company, Integra Bank, as well as their officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under “Deposit Insurance,” the appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation (“FDIC”) as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it fails to become adequately capitalized when required to do so, it fails to submit a timely and acceptable capital restoration plan, or it materially fails to implement an accepted capital restoration plan. Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

Acquisitions and Changes in Control

Under the BHCA, without the prior approval of the Federal Reserve, the Company may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the BHCA generally prohibits the Company from engaging in any non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any company is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the Company, or otherwise obtaining control or a “controlling influence” over the Company.

Dividends and Other Relationships with Affiliates

The parent holding company is a legal entity separate and distinct from its subsidiaries. The primary source of the parent company’s cash flow, including cash flow to pay dividends on its common stock, is the payment of dividends to it by Integra Bank. Generally, such dividends are limited to the lesser of: undivided profits (less bad debts in excess of the allowance for credit losses); and absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years. Further, a depository institution may not pay a dividend if it would become “undercapitalized” as determined by federal banking regulatory agencies; or if, in the opinion of the appropriate banking regulator, the payment of dividends would constitute an unsafe or unsound practice.

Integra Bank is subject to additional restrictions on its transactions with affiliates, including the parent company. State and federal statutes limit credit transactions with affiliates, prescribing forms and conditions deemed consistent with sound banking practices, and imposing limits on permitted collateral for credit extended.

Under Federal Reserve policy, the parent company is expected to serve as a source of financial and managerial strength to Integra Bank. The Federal Reserve requires the parent company to stand ready to use its resources to provide adequate capital funds during periods of financial stress or adversity. This support may be required by the Federal Reserve at times when the parent company may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991, the parent company may be required to provide limited guarantee of compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

Regulatory Capital Requirements

The Company and Integra Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2005, and Integra Bank qualified as “well capitalized” under the regulatory framework. See Note 15 of the Notes to Consolidated Financial Statements for an additional discussion of regulatory capital.

Failure to meet capital requirements could result in a variety of enforcement remedies, including the termination of deposit insurance or measures by banking regulators to correct the deficiency in the manner least costly to the deposit insurance fund.

Deposit Insurance

Integra Bank is subject to federal deposit insurance assessments by the FDIC. The assessment rate is based on classification of a depository institution into a risk assessment category. Such classification is based upon the institution’s capital level and certain supervisory evaluations of the institution by its primary regulator.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires financial institutions to meet the credit needs of their entire communities, including low-income and moderate-income areas. CRA regulations impose a performance-based evaluation system, which bases the CRA rating on an institution’s actual lending, service, and investment performance. Federal banking agencies may take CRA compliance into account when regulating a bank or bank holding company’s activities; for example, CRA performance may be considered in approving proposed bank acquisitions. A copy of the CRA public evaluation issued by the Office of the Comptroller of the Currency is available at each banking center location.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the “GLB Act”) has fostered further consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a “financial holding company,” a bank holding company with expanded powers. Financial holding companies can offer banking, securities underwriting, insurance (both agency and underwriting) and merchant banking services.

The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain Federal Reserve approval prior to engaging, either de novo or through acquisitions, in financial activities previously determined to be permissible by the Federal Reserve. Instead, a financial holding company need only provide notice to the Federal Reserve within 30 days after commencing the new activity or consummating the acquisition. The Company has no present plans to become a financial holding company.

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

USA Patriot Act of 2001

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or US Patriot Act increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. The Department of Treasury has issued a final rule concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

Integra Bank has in place appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Integra has implemented policies and procedures to comply with regulations including: (1) due diligence requirements that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (2) standards for verifying customer identification at account opening; and (3) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002

The passage of the Sarbanes-Oxley Act of 2002 and related actions of the Securities and Exchange Commission and stock exchanges have had a significant impact on the Company’s corporate governance, financial reporting and related matters.

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with the 2004 Annual Report on Form 10-K, the Company included a report of management’s assessment of the Company’s internal control over financial reporting as well as the Company’s registered independent public accounting firm’s attestation report on management’s assessment. Both reports are filed as part of this Annual Report.

Additional Regulation, Government Policies, and Legislation

In addition to the restrictions discussed above, the activities and operations of the Company and Integra Bank are subject to a number of additional complex and, sometimes overlapping, laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act (FACT Act), the Fair Credit Reporting Act, the Truth-in-Savings Act, anti-redlining legislation, and antitrust laws.

The actions and policies of banking regulatory authorities have had a significant effect on the operating results of the Company and Integra Bank in the past and are expected to do so in the future.

Finally, the earnings of Integra Bank are affected by actions of the Federal Reserve to regulate aggregate national credit and the money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings from the Federal Reserve, establishment of the federal funds rate on member bank borrowings among themselves, and changes in reserve requirements against member bank deposits. The Federal Reserve’s policies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States Government. The effects of Federal Reserve actions on future performance cannot be predicted.

STATISTICAL DISCLOSURE

The statistical disclosure concerning the Company and Integra Bank, on a consolidated basis, included in response to Item 7 of this report is hereby incorporated by reference herein.

AVAILABLE INFORMATION

The Company’s Internet website address is http://www.integrabank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of the Company’s Internet website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The following corporate governance documents are also available through the Investor Relations section of the Company’s Internet website or may be obtained in print form by request to Secretary, Integra Bank Corporation, 21 S. E. Third Street, P. O. Box 868, Evansville, IN 47705-0868: Corporate Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Governance Committee Charter.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information concerning the executive officers of the Company as of March 1, 2006, is set forth in the following table.

Name	Age	Office and Business Experience

Michael T. Vea	47	Chairman of the Board, President, and Chief Executive Officer of the Company (January 2000 to present); Chairman of the Board and Chief Executive Officer of the Company (September 1999 to January 2000); President and Chief Executive Officer, Bank One, Cincinnati, OH (1995-1999).
Archie M. Brown	45	Executive Vice President, Commercial and Consumer Banking of the Company (October 2003 to present); Executive Vice President, Retail Manager and Community Markets Manager of the Company (March 2001 to October 2003); Senior Vice President, Firstar Bank, N.A. (1997 to 2001).
Martin M. Zorn	49	Executive Vice-President, Chief Risk Officer (March 2002 to present); Executive Vice-President, Commercial and Metro Markets Manager (March 2001 to March 2002); Regional Vice-President and Region Executive, Wachovia Corporation (1999 to 2001); Senior Vice President, Regional Corporate Banking Manager, Wachovia Corporation (1980 to 1999).
Michael B. Carroll	44	Senior Vice President and Controller of the Company (December 2005 to present); Senior Vice President and Risk Manager of the Company (May 2002 to December 2005); Vice President — Risk Manager, United Fidelity Bank (2001 to 2002), Certified Public Accountant, Olive LLP, (1988 to 2001).

The above information includes business experience during the past five years for each of the Company’s executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Company.

ITEM 1A.	RISK FACTORS

The following are the material risks and uncertainties that management believes are relevant to the Company. You should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. These are not the only risks facing the Company. Additional risks and uncertainties that management is not aware of, focused on, or that management currently deems immaterial may also impair the Company’s business operations. Any forward looking statements in this report are qualified by reference to these risk factors. See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” for an explanation of forward looking statements.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

We Are Subject To Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, and (3) the average duration of our securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although we believe we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates or continual flattening or inversion of the yield curve could have a material adverse effect on our financial condition and results of operations.

We Are Subject To Lending Risk

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates, minimum required payments, energy prices and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans, the value of the collateral securing loans, or demand for our loan products. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties.

As of December 31, 2005, approximately 55% of our loan portfolio consisted of commercial and industrial, agricultural, construction and commercial real estate loans. These types of loans are typically larger than residential real estate and consumer loans, which make up the remaining 45% of our loan portfolio. Because the portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our Allowance For Possible Loan Losses May Be Insufficient

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense. This reserve represents our best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in our judgment is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects our ongoing evaluation of various factors, including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of regulatory examinations, and current economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, we will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our Profitability Depends Significantly On Economic Conditions In The States of Indiana, Illinois, Kentucky, and Ohio

Our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers in Southern Indiana, Southern Illinois and Western and Northeast Kentucky. In addition, we have commercial real estate loan production (“LPO”) offices located in Cleveland and Cincinnati Ohio, as well as Louisville, Kentucky. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We Operate In A Highly Competitive Industry and Market Area

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Some of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Local or privately held community banking organizations in certain markets may price or structure their products in such a way that it makes it difficult for us to compete in those markets in a way that allows us to meet our profitability or credit goals.

Our ability to compete successfully depends on a number of factors, including, among other things:

1. The ability to develop, maintain and build upon long-term customer relationships.

2. The ability to expand our market position.

3. The scope, relevance and pricing of products and services.

4. The rate at which we introduce new products and services.

5. Customer satisfaction.

6. Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Are Subject To Extensive Government Regulation and Supervision

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect several areas, including our lending practices, capital structure, investment practices, dividend policy and growth, and requirements to maintain the confidentially of information relating to our customers. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation of statutes, regulations or policies could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Our Controls and Procedures May Fail or Be Circumvented

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could result in fraud, operational or other losses that adversely impact our business, results of operations and financial condition. Fraud risks could include fraud by employees, vendors, customers or anyone we or our customers do business or come in contact with.

The Parent Company Relies On Dividends From Integra Bank For Most Of Its Revenue

The parent company, Integra Bank Corporation, is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the parent company’s common stock and interest and principal on the parent company’s debt. Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the parent company. Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the parent company, the parent company may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

Potential Acquisitions May Disrupt Our Business and Dilute Stockholder Value

We seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

We evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

We May Not Be Able To Attract and Retain Skilled People

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our Information Systems May Experience An Interruption Or Breach In Security

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our general ledger, deposit, loan and other systems, including risks to data integrity. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We Continually Encounter Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successfully in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The net investment of the Company and its subsidiaries in real estate and equipment at December 31, 2005, was $50,106. The Company’s offices are located at 21 S.E. Third Street, Evansville, Indiana. The main and all banking center offices of Integra Bank, loan production offices, and other subsidiaries are located on premises either owned or leased. None of the property is subject to any major encumbrance.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported, the Internal Revenue Service (“IRS”) has been examining the Company’s 2002 federal income tax return. That examination is now complete, and on August 31, 2005, the Company received a notice of proposed deficiency in which the IRS asserted that adjustments should be made generating federal income tax liability for the Company’s 2002 tax year. The most significant proposed adjustment relates to a position the IRS has taken with respect to the Company’s treatment of mortgage loans held in the Company’s investment portfolio at December 31, 2002. The IRS has asserted that all such mortgage loans should be treated as “held for sale,” and therefore subjected to the mark-to-market rules. Applying the mark-to-market rules to the Company’s mortgage loans held in their investment portfolio at December 31, 2002, would increase the Company’s taxable income for that year by an amount equal to the cumulative appreciation of these mortgage loans to their fair value. If the IRS ultimately were to prevail on its position with respect to mortgage loans held in the Company’s investment portfolio as of December 31, 2002, the Company would owe approximately $45 million in additional federal income tax, plus interest. Any such additional taxes due would be a result of timing differences. As these mortgage loans pay off or down the tax liability will reverse and therefore will not impact the earnings of the Company. However, there would be an income statement impact to the extent interest is owed. The Company has engaged Shearman & Sterling LLP as special tax counsel to represent the Company in this matter and has consulted with Shearman & Sterling LLP and PricewaterhouseCoopers LLP, the Company’s regular tax advisor. Although this matter remains at a preliminary stage and no assurance can be given as to the possible outcome, management believes that their position is in accordance with practices customary in the banking industry and that the Company has a clearly defendable position on this issue. On September 29, 2005, the Company formally protested the proposed adjustment to the IRS office of Appeals.

The Company and its subsidiaries are involved in legal proceedings from time to time arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a materially adverse effect on the Company’s consolidated financial position or results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq Stock Market under the symbol IBNK.

The following table lists the stock price for the past two years and dividend information for the Company’s common stock.

	Range of Stock Price		Dividends
Quarter	High	Low	Declared

2005
1st	$23.46	$20.42	$0.160
2nd	23.15	19.77	0.160
3rd	23.60	20.70	0.160
4th	22.48	19.47	0.160
2004
1st	$24.40	$21.43	$0.235
2nd	24.50	19.70	0.160
3rd	22.72	19.25	0.160
4th	23.97	21.49	0.160

The Company has paid quarterly cash dividends every year since 1923. The parent company generally depends upon the dividends from Integra Bank to pay cash dividends to its shareholders. The ability of Integra Bank to pay such dividends is governed by banking laws and regulations. Additional discussion regarding dividends is included in the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of February 1, 2006, there were approximately 2,228 holders of record of common stock.

The Company did not sell any equity securities which were not registered under the Securities Act during the fourth quarter of 2005.

The information required by this Item concerning equity compensation plans is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to this report.

ITEM 6.	SELECTED FINANCIAL DATA

Integra Bank Corporation and Subsidiaries

Year Ended December 31,	2005	2004	2003	2002	2001
	(In thousands, except per share data and ratios)

Net interest income	$82,621	$84,467	$72,242	$73,845	$82,080
Provision for loan losses	5,764	1,305	4,945	3,143	31,077
Non-interest income	35,878	33,607	32,793	36,281	33,202
Non-interest expense	77,557	138,180	82,267	82,877	78,303

Income (Loss) before income taxes and cumulative effect of accounting change	35,178	(21,411)	17,823	24,106	5,902
Income taxes (benefit)	7,879	(14,791)	58	3,778	(1,629)

Income (Loss) before cumulative effect of accounting change	27,299	(6,620)	17,765	20,328	7,531
Cumulative effect of accounting change, net of tax	—	—	—	—	(273)

Net income (loss)	$27,299	$(6,620)	$17,765	$20,328	$7,258

PER COMMON SHARE
Net income (loss):
Basic	$1.57	$(0.38)	$1.03	$1.18	$0.42
Diluted	1.56	(0.38)	1.03	1.18	0.42
Cash dividends declared	0.64	0.72	0.94	0.94	0.94
Book value	12.60	12.05	13.46	13.45	12.79
Weighted average shares:
Basic	17,382	17,318	17,285	17,276	17,200
Diluted	17,468	17,318	17,300	17,283	17,221
AT YEAR-END
Total assets	$2,708,142	$2,757,165	$2,958,294	$2,857,738	$3,035,890
Securities	681,030	801,059	974,111	949,500	975,799
Loans, net of unearned income	1,750,192	1,665,324	1,699,688	1,606,155	1,599,732
Deposits	1,808,503	1,896,541	1,812,630	1,781,948	1,928,412
Shareholders’ equity	220,098	209,291	232,992	232,600	221,097
Shares outstanding	17,465	17,375	17,311	17,291	17,284
AVERAGE BALANCES
Total assets	$2,746,425	$2,758,924	$2,949,016	$2,906,846	$3,266,322
Securities, at amortized cost	757,694	810,716	967,327	934,586	923,213
Loans, net of unearned income	1,688,547	1,644,471	1,670,938	1,596,462	1,747,882
Interest-bearing deposits	1,618,027	1,613,000	1,606,116	1,614,167	1,894,300
Shareholders’ equity	216,278	210,280	234,948	230,298	241,252
FINANCIAL RATIOS
Return on average assets	0.99%	(0.24)%	0.60%	0.70%	0.22%
Return on average equity	12.62	(3.15)	7.56	8.83	3.01
Net interest margin	3.44	3.52	2.87	2.96	2.85
Cash dividends payout	40.82	N/M *	91.26	79.66	223.81
Average shareholders’ equity to average assets	7.87	7.62	7.97	7.92	7.39

*	Number is not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries (the “Company”) as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risks and uncertainties described in Item 1A “Risk Factors” and other risks and uncertainties described in the Company’s periodic reports. The Company undertakes no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report.

OVERVIEW

In 2005, the Company continued to build on its three-year strategic plan (2004-2006) to build shareholder value by improving its performance relative to peers. The plan consists of four key elements:

1. Accelerate revenue growth

2. Improve operating efficiency

3. Provide quality service, develop employees and continue to increase our managerial depth

4. Lower the Company’s risk profile by reducing non-performing loans

Management believes that the successful execution of these elements will result in above average earnings growth with increased consistency and a lower risk profile.

In 2005, the Company made important strides towards accomplishing its goals. New customers were the primary driver of increased revenue. Positive loan growth was generated in retail and commercial banking, especially in commercial real estate. Loan balances for commercial real estate reached the level that was expected in year three by the end of its second year. The rollout of “High Performance Checking” was positively received in all of the Company’s markets. New branches were on plan and mystery shops demonstrated that customers are very pleased with the improved level of service. The referral rate from customers and employees increased dramatically over the past year.

Net income for the year was $27,299 representing the highest level in five years. This compares to a loss of $6,620 in 2004. The loss in 2004 resulted from a “balance sheet restructuring” that is further described in the “net interest income” section of this document. Additional results for 2005 compared to 2004 were as follows:

1. Diluted earnings per share were $1.56 compared with $(0.38)

2. Net interest margin was 3.44%, a decrease of 8 basis points

3. Return on assets increased to 0.99% from (0.24)%

4. Return on equity increased to 12.62% from (3.15)%

5. Efficiency ratio was 65.7% compared to 68.7%

6. The number of checking accounts grew by 12%, net of those sold as a part of the branch sale

7. Service charge income grew by 23.7%

8. Non-interest expense, excluding the balance sheet restructuring expense in 2004, was reduced by $3,625.

The Company was disciplined in its management of capital in 2005. The ratio of tangible equity to tangible assets increased 56 basis points to 6.32%.

Credit quality was adversely impacted by the previously disclosed $14,256 non-performing loan added during the second quarter of 2005, which had a balance of $13,919 at year-end 2005. The non-performing loans to total loans ratio was 1.43% after peaking at 1.77% in the second quarter. This single loan represents 56% of the Company’s non-performing loans at year end. Management continues to believe that the Company is adequately reserved for this specific credit exposure.

The Company utilizes various financial measures to evaluate its performance against the objectives of its strategic plan, many of which were discussed above. There were several factors that had an impact on the comparability of the year-to-year results. These items and the Company’s financial results are more fully discussed in the following sections of this report.

The Company is entering the final year of its three year plan expecting to achieve peer median performance in its key objectives. The accomplishment of this level of performance is the top priority of the Company in 2006.

Other key elements for 2006 are to:

1. Grow revenue by continuing to acquire new customers and do more business with current customers;

2. Accelerate the Company’s transformation by executing its existing growth initiatives, accelerating growth in business banking and commercial lending, improving our asset mix and executing a disciplined and opportunistic merger and acquisition strategy;

3. Reduce non performing loans; and

4. Continue productivity improvements to further improve operating efficiency.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The Company considers its critical accounting policies to include the following:

Allowance for Loan Losses:  The allowance for loan losses represents management’s best estimate of probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for losses, and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances, and the results of recent regulatory examinations. The section labeled “Credit Management” contained in Management’s Discussion and Analysis provides additional information.

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

Estimation of Market Value:  The estimation of market value is significant to several of the Company’s assets, including loans held for sale, investment securities available for sale, mortgage servicing rights, other real estate owned, as well as market values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either market value or the lower of cost or market value. Market values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the market value of financial instruments as a part of the notes to the consolidated financial statements. Market values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company assesses goodwill for impairment no less than annually by applying a fair-value-based test using net present value of estimated net cash flows. Impairment exists when the net book value of the reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability. Core deposit intangibles are recorded at fair value, based on a discounted cash model valuation at the time of acquisition and are evaluated periodically for impairment.

Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs, the Company expects to receive on loans sold with servicing retained. MSRs are capitalized as separate assets when loans are sold and servicing is retained. The carrying value of MSRs is amortized in proportion to and over the period of net servicing income and this amortization is recorded as a reduction to income.

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs. The Company disaggregates its servicing rights portfolio based on loan type and interest rate, which are the predominant risk characteristics of the underlying loans. Any impairment would need to be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to an expected increase in prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. On an ongoing basis, management considers relevant factors to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

Income Taxes:  The provision for income taxes is based on income as reported in the financial statements. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Investment tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.

FINANCIAL OVERVIEW

Net income (loss) for 2005 was $27,299 compared to $(6,620) in 2004 and $17,765 in 2003. Earnings (loss) per share on a diluted basis were $1.56, $(0.38) and $1.03 for 2005, 2004 and 2003, respectively. Return on average assets and return on average equity were 0.99% and 12.62% for 2005, (0.24)% and (3.15)% for 2004 and 0.60% and 7.56% for 2003. The 2004 loss was due primarily to the first quarter balance sheet restructuring, which resulted in a net after tax loss of $31,914. Results for 2005 were negatively impacted by increased interest rates and the flattening of the yield curve.

NET INTEREST INCOME

Net interest income is on a tax equivalent basis and is the difference between interest income on earning assets, such as loans and investments, and interest expense paid on liabilities, such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income for the last two years are presented in the schedule following the three-year average balance sheet analysis. The change in net interest income not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2005			2004			2003
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
Year Ended December 31,	Balances	& Fees	Cost	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:
Interest-bearing deposits in banks	$99	$6	6.06%	$268	$2	0.75%	$351	$3	0.85%
Federal funds sold & other short-term investments	3,423	118	3.45%	6,070	83	1.37%	5,127	57	1.11%
Loans held for sale	5,698	355	6.23%	2,760	179	6.49%	7,314	451	6.17%
Securities:
Taxable	641,755	27,519	4.29%	696,549	29,221	4.20%	799,931	31,388	3.92%
Tax-exempt	115,939	9,170	7.91%	114,167	9,134	8.00%	165,788	13,025	7.86%

Total securities	757,694	36,689	4.84%	810,716	38,355	4.73%	965,719	44,413	4.60%
Regulatory Stock	33,052	1,528	4.62%	32,981	1,518	4.60%	34,476	1,696	4.92%
Loans	1,688,547	104,455	6.19%	1,644,471	95,565	5.81%	1,670,938	101,300	6.06%

Total earning assets	2,488,513	$143,151	5.75%	2,497,266	$135,702	5.44%	2,683,925	$147,920	5.51%

Fair value adjustment on securities available for sale	(2,838)			4,671			15,701
Allowance for loan loss	(24,123)			(25,154)			(24,967)
Other non-earning assets	284,873			282,141			274,357

TOTAL ASSETS	$2,746,425			$2,758,924			$2,949,016

INTEREST-BEARING LIABILITIES:
Deposits
Savings and interest-bearing demand	$547,148	$3,768	0.69%	$561,117	$2,650	0.47%	$539,234	$3,370	0.62%
Money market accounts	234,798	5,687	2.42%	220,465	3,207	1.45%	198,707	3,379	1.70%
Certificates of deposit and other time	836,081	25,569	3.06%	831,418	19,895	2.39%	868,175	23,246	2.68%

Total interest-bearing deposits	1,618,027	35,024	2.16%	1,613,000	25,752	1.60%	1,606,116	29,995	1.87%
Short-term borrowings	324,506	10,430	3.21%	170,295	2,207	1.30%	221,522	2,613	1.18%
Long-term borrowings	312,977	12,104	3.87%	500,673	19,945	3.98%	652,967	38,265	5.86%

Total interest-bearing liabilities	2,255,510	$57,558	2.55%	2,283,968	$47,904	2.10%	2,480,605	$70,873	2.86%

Non-interest bearing deposits	252,358			245,538			218,022
Other noninterest-bearing liabilities and shareholders’ equity	238,557			229,418			250,389

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,746,425			$2,758,924			$2,949,016

Interest income/earning assets		$143,151	5.75%		$135,702	5.44%		$147,920	5.51%
Interest expense/earning assets		57,558	2.31%		47,904	1.92%		70,873	2.64%

Net interest income/earning assets		$85,593	3.44%		$87,798	3.52%		$77,047	2.87%

Note:	Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Interest and fees on loans include loan fees of $1,192, $2,590, and $2,843 for 2005, 2004, and 2003, respectively.

Loans include nonaccrual loans.

Securities yields are calculated on an amortized cost basis.

Federal tax equivalent adjustments on securities are $2,743, $3,089, and $4,333 for 2005, 2004, and 2003, respectively.

Federal tax equivalent adjustments on loans are $229, $242, and $472 for 2005, 2004, and 2003, respectively.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

	2005 Compared to 2004			2004 Compared to 2003
	Change Due to			Change Due to
	a Change in		Total	a Change in		Total
Increase (decrease)	Volume	Rate	Change	Volume	Rate	Change

Interest income
Loans	$2,584	$6,306	$8,890	$(1,592)	$(4,143)	$(5,735)
Securities	(2,545)	879	(1,666)	(7,285)	1,225	(6,060)
Regulatory Stock	3	7	10	(72)	(106)	(178)
Loans held for sale	183	(7)	176	(294)	23	(271)
Other short-term investments	(51)	90	39	10	16	26

Total interest income	174	7,275	7,449	(9,233)	(2,985)	(12,218)
Interest expense
Deposits	81	9,191	9,272	128	(4,371)	(4,243)
Short-term borrowings	3,136	5,087	8,223	(651)	245	(406)
Long-term borrowings	(7,302)	(539)	(7,841)	(7,712)	(10,608)	(18,320)

Total interest expense	(4,085)	13,739	9,654	(8,235)	(14,734)	(22,969)

Net interest income	$4,259	$(6,464)	$(2,205)	$(998)	$11,749	$10,751

The following discussion of results of operations is on a tax-equivalent basis. Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.

Net interest income for 2005 was $85,593, or 2.5% lower than 2004. The decrease was primarily due to the effects of a flattening yield curve during 2005 which resulted in increased funding costs that exceeded the increase in asset yields; and a reduction in the securities portfolio that was offset by an increase in loans, partially offset by a net reduction of borrowings. The flattening of the yield curve negatively impacted the company as more liabilities matured or repriced in the short-term than did some of the assets those liabilities were funding.

Additional information about the major contributors to the change in net interest income from 2004 to 2005 is as follows:

1. Average earning assets decreased $8,753 or 0.35%, driven by decreases in average securities balances of $53,022, partially offset by increases in average loan balances of $44,076. This change was in line with the Company’s strategy of reducing securities balances and improving the mix of earning assets. The increase in average loan balances was driven by increases in commercial loans of $40,228, the majority of which came in the area of commercial real estate, increases in consumer loans of $28,536 and declines in residential mortgages of $24,688.

2. The reduction of the securities portfolio also resulted in a reduction of the wholesale borrowings funding that portfolio.

3. A change in the Company’s timing of assessing daily overdraft fees on overdraft loans resulted in a reduction of these fees by $590. This change was by design and was a component of a new “High Performance Checking” initiative. This initiative included the redesign of the company’s transaction accounts, and changes in several of the fees associated with those accounts, including the daily overdraft fee.

4. During the second quarter, the Company sold three branches that included $13,772 in loans and $68,448 in deposits, including $30,000 in valuable core deposits.

5. Average loan yields increased 0.38%, contributing $6,306 of additional income over 2004.

6. Higher deposit rates increased interest expense by $9,191, while the average cost of borrowings increased 1.91% adding $4,548 in interest expense. The majority of the securities portfolio is comprised of fixed rate instruments, while wholesale funding includes a considerable volume of short term public certificates of deposit, repurchase agreements and other floating rate debt. As rates increased, the spread between the investments and the liabilities funding them decreased. While this spread declined during 2005, it remains positive; further reductions in investment balances would likely decrease net interest income but improve the overall net interest margin.

7. During the second quarter, a write-down of $383 of premiums for acquired loans was recorded in connection with management’s most recent evaluation of the remaining period of amortization. Prepayments of the related loans were occurring more frequently than originally estimated.

Net interest income for 2004 was $87,798, or 14.0% higher than 2003. The increase was primarily due to the balance sheet restructuring in the first quarter of 2004 and pricing discipline through 2004 both in deposits and loans.

In 2004, the Company completed a balance sheet restructuring and prepaid $467,000 in long-term FHLB advances with an average yield of 6.16%, incurring a charge of $56,998 ($35,114 after-tax) to extinguish the debt. The Company funded a portion of the FHLB debt extinguishment by reducing its investment portfolio by approximately $262,000. This action improved Integra’s interest rate risk profile by reducing the amount of assets susceptible to prepayments and in a rising rate environment reduces extension risk. A gain of $5,198 ($3,200 after-tax) was recognized on the sale of securities. The average yield on the securities sold was 4.29% and their duration was approximately 2.6 years. The final component of the balance sheet restructuring included $330,000 of new fixed rate borrowings with final maturities ranging from 1 to 4 years, having an average life of approximately 2.6 years and an average cost of 2.28%. Additionally, the Company issued $4,000 of subordinated debt and paid off the outstanding balance on its line of credit. The Company used the surplus cash proceeds from these transactions to reduce short-term borrowings.

Earning assets averaged $2,497,266 in 2004 compared to $2,683,925 in 2003. The decrease was due mainly to the balance sheet restructuring. Average interest-bearing liabilities were $2,283,968 and $2,480,605 in 2004 and 2003, respectively. The decrease in liabilities was due primarily from the reduction in FHLB borrowings during the balance sheet restructuring. The net interest margin for the twelve months ended December 31, 2004 was 3.52% compared to 2.87% for the same period one-year prior. The 65 basis points increase in margin was mainly the result of the balance sheet restructuring and monitoring and control of deposit pricing. Although rates increased in 2004, a soft loan market resulted in tighter loan pricing which offset the increase.

Another result of the balance sheet restructuring was the decrease in average earning assets, which decreased $186,659 to $2,497,266 in 2004. Securities, which were sold during the restructuring, were the main component of the $155,003 decrease from 2003. The impact of this repositioning was a 13 basis point increase in security yield to 4.73% in 2004. Average loans held for sale decreased $4,554 as a result of slowing mortgage loan refinancing demand which was primarily due to higher mortgage loan rates. Average loans also decreased $26,467 in 2004. The major factors causing this decrease were lower loan demand in the Midwest and the sale of the Company’s credit card portfolio, which decreased loans by $6,090. The mix of earning assets shows average loans to average earning assets increased from 60.2% in 2002 and 62.3% in 2003 to 65.9% in 2004.

Average valuable core deposits which include demand deposits both interest bearing and non-interest bearing, money market and savings, increased $71,157 in 2004. This was offset by a decrease of $36,757 in certificates of deposits and other time deposits. These lower interest valuable core deposits and the pricing discipline the Company maintained throughout 2004 lowered the interest costs on deposits 27 basis points in a rising rate environment. Primarily as a result of the balance sheet restructuring, average short-term borrowings decreased $51,227, or 23.1%, and average long-term borrowings decreased $152,294, or 23.3%, in 2004. Average short-term borrowings cost rose 12 basis points mainly as a result of the federal funds rate increasing 125 basis points throughout the year. This increase was offset by a decrease in the cost of long-term borrowings. The cost of these funds decreased 188 basis points, again primarily as the result of the restructuring.

NON-INTEREST INCOME

Non-interest income for 2005 was $35,878, or 6.8% higher than 2004. The increase was primarily due to a gain on sale of three branches of $6,218, a gain on the sale of the Company’s merchant credit card portfolio of $417, increases in service charges on deposits of $2,941, debit card interchange income of $805 and death benefits from life insurance claims of $754. These items were partially offset by a reduction in credit card fee income of $1,318, a reduction in securities gains of $6,009, and a reduction in mortgage banking and gain on sale of mortgage loans of a combined $464. The level of deposit account fee income is highly dependent on both the number of accounts and the level of activity on those accounts. Lending fees are highly dependent on the number of loans originated.

Additional information about the major contributors to the change in non-interest income from 2004 to 2005 is as follows:

1. During the second quarter of 2005, the company sold three branches in Southern Illinois for a gain of $6,218. The sale included $13,772 in loans and $68,448 in deposits.

2. During 2005, the Company implemented a “High Performance Checking” initiative which included the redesign of transaction accounts, a reduction of several of the fees associated with those accounts, and a sales and marketing approach designed to emphasize new account openings. As a result of this initiative, the Company almost doubled the number of new checking account openings in 2005 as compared to 2004, and increased overall product usage. This resulted in an increase in service charges of $2,941, or 23.7%. The increased number of accounts and greater debit card usage also contributed to a $805 increase in debit card interchange income.

3. The Company received death benefits from two bank owned life insurance policies. The first of these, totaling $338, was received during the third quarter with the second, totaling $416 being received in the fourth quarter.

4. During the first quarter, the Company sold its merchant credit card portfolio for a gain of $417. The sale of this portfolio, and elimination of related expense, has been and continues to be expected to improve net income. The Company continues to receive fee income for the merchant portfolio.

5. Securities gains recognized in 2004 resulted largely from the first quarter 2004 balance sheet restructuring and offset a portion of the costs associated with the restructuring. In 2005, securities losses of $1,532 included an other-than-temporary impairment charge of $455 on $13,168 of agency perpetual preferred securities that do not have a maturity date or contractual cash flows that come back to the Company. These securities are not actively traded, resulting in impairment. Additionally, two agency-backed collateralized mortgage obligations with a book value of $21,411 were determined to be other than temporarily impaired, when the Company decided to sell them, resulting in a first quarter loss of $742. These securities were sold during the second quarter and an additional loss of $340 was incurred.

6. The decline in credit card fee income is attributed to the sale of that portfolio in 2004. Fees for 2005 include fees received from revenue sharing agreements with the purchaser of the portfolio. The Company also benefits from a reduced loan loss provision and reduced processing expenses.

7. The decline in mortgage banking revenue and gains on sale of mortgage loans resulted from a continued increase in interest rates, resulting in lower demand, including less refinance activity. The flattening of the yield curve resulted in a narrowing of the rate differential between fixed and adjustable rate products, contributing to a 20% reduction in adjustable rate mortgage originations which are typically retained on the Company’s balance sheet.

Additional information about the major contributors to the change in non-interest income from 2003 to 2004 is as follows:

1. During the second quarter of 2004, the Company sold its $6,090 credit card portfolio. The gain realized on the sale was $1,158 after tax.

2. Service charges on deposit accounts increased $786, or 6.8%, in 2004. Growth in these fees resulted from an increase in fee charges in the first quarter and greater product and service usage.

3. Mortgage banking income in 2004, coupled with gains on sale of mortgage loans, was $1,431 compared to $3,919 in 2003 due to a decline in demand for new and refinanced residential mortgages resulting from an increase in interest rates. The Company sold the majority of its 2004 fixed rate mortgage loan production to generate fee income and reduce interest rate exposure. The Company continues to service most of these loans. Fixed rate mortgage loans are typically sold with servicing retained while the majority of adjustable rate mortgages are placed in the Company’s loan portfolio.

4. Securities transactions resulted in gains of $4,477 in 2004, as compared to $3,052 in 2003. The gains in 2003 were the result of sales made in connection with prepaying $15,000 in long-term FHLB borrowings and the redemption of $34,500 of trust preferred securities.

5. Other non-interest income totaled $4,399 in 2004 compared to $3,472 in 2003. During 2004, the Company recorded income of nearly $600 from the loan to a foreign subsidiary of a domestic company. This gain was the result of the fluctuations in the Eurodollar exchange rate and was, for 2004 and 2005 the Company’s only foreign currency exposure. There was a corresponding expense recorded in other expense which netted to a gain of $11.

NON-INTEREST EXPENSE

Non-interest expense for 2005 was $77,557, as compared to $138,180 in 2004. The decrease was primarily due to $56,998 of debt prepayment fees incurred during 2004, decreases in several categories including $3,037 in salaries and employee benefits, $880 in processing, $679 in amortization of intangible assets, and $639 in other expenses. These items were partially offset by increases in occupancy expense of $981 and communication and transportation of $1,315.

Additional information about the major contributors to the net reduction of non-interest expense from 2004 to 2005 is as follows:

1. The previously mentioned balance sheet restructuring in 2004 resulted in debt prepayment penalties of $56,998; there were no such costs incurred in 2005.

2. The salaries and employee benefits reduction was primarily due to three items. The first was a reduction in the Company’s workforce, from 863 average FTEs during 2004 to 840 average FTEs in 2005. A continued emphasis on finding and executing efficiencies, along with changes in the Company’s business, such as the sale of the three Illinois banking centers and the sale of the merchant credit card portfolio, has allowed the Company to achieve these reductions. At December 31, 2005, the Company had 843 full-time equivalent employees compared to 839 in 2004 and 886 in 2003. The second item relates to lower than anticipated medical costs under the Company’s self-insured health plan. Average claims were positively impacted by a focus on preventive care, as well as a relatively low level of individually significant claims that reach the Company’s stop loss insurance policy minimums. The third resulted in the implementation of a new retail incentive plan that more closely matched incentive pay with performance.

3. The increase in occupancy expense is due primarily to new banking centers opened in late 2004 and early 2005, partially offset by a reduction resulting from the sale of three Illinois banking centers during the second quarter of 2005. Banking centers opened in late 2004 and early 2005 include Evansville, Indiana (July 2004), Henderson, Kentucky (December 2004), and Florence, Kentucky (May 2005).

4. Communication and transportation expenses include an increase in postage of $1,331, as compared to 2004. The postage increase is largely the result of a higher number of mailings to promote deposit products and the “High Performance Checking” initiative.

5. The decline in processing costs is largely attributable to sale of the merchant credit card portfolio during the first quarter of 2005 and the elimination of related processing costs of $1,066.

6. The decline in amortization of intangible assets occurred because the amortization period for a portion of the Company’s core deposit intangibles ended in December 2004. This resulted in elimination of amortization expense of $660 in 2005, as compared to 2004. Goodwill and certain other intangible assets are regularly tested for impairment. The Company completed this testing in 2005 and found no impairment.

7. The decline in other expense was in large part due to a third quarter 2004 $410 write-down of a property held in other real estate owned.

Non-interest expense for 2004 was $138,180, as compared to $82,267 in 2003. The increase was largely due to the previously mentioned $56,998 of debt prepayment fees incurred during 2004, increases in salary and employee benefits of $560, occupancy of $716 and marketing expense of $350. These increases were partially offset by decreases in several categories including $563 in communication and transportation, $377 in low income housing project losses and $868 in other expenses.

Additional information about the major contributors to the net increase in non-interest expenses from 2003 to 2004 is as follows:

1. The salary and benefits increase in 2004 was 1.3% and was comprised primarily of an increase in salaries, incentives and commissions of $1,227, offset by a $667 decrease in insurance and other benefits. During 2004, the Company reviewed the costs of medical insurance and offered an alternative choice to employees that incents them to manage their health care consumption, which could help control the increase in these expenses in the future. The alternative plan has higher deductibles but provides a savings account for the employee which, if not used in the current year, can be utilized to offset health care deductibles and other expenses in future periods.

2. The reduction in occupancy expense in 2004 is attributed to the changes in the number of banking centers in operation. The Company operated 76 banking centers at December 31, 2004, compared to 72 banking centers in 2003 and 74 in 2002. New banking centers were opened in Bowling Green and Georgetown, Kentucky during the first quarter of 2004 and in Evansville, Indiana, and Henderson, Kentucky, in the third and fourth quarters of 2004, respectively. Included in occupancy expense for 2004 is $296 directly related to the new banking centers.

3. The increase in marketing expenses in 2004 was due primarily to the initiating the previously mentioned “High Performance Checking” program.

4. The 2004 decrease in communication and transportation expenses was largely due to switching to a different telecommunications carrier in the later part of 2003.

5. The 2004 decrease in pre-tax operating losses related to the Company’s investment in low-income housing projects (“LIHP”) was primarily attributable to the LIHP entered into in late 2002.

6. The reduction in other non-interest expense in 2004 from 2003 did not include any individually material fluctuation in any one category.

Professional fees in 2004 were, in total, consistent with 2003 expenses. Legal fees, which are included in professional fees, decreased $541 as the Company started an internal legal department, brought some legal services in-house, and closely monitored other legal and professional fees. This decrease was mainly offset by an increase in audit fees in order to comply with Section 404 of the Sarbanes-Oxley Act, which continued into 2005.

INCOME TAXES

The Company recognized income tax expense of $7,879 in 2005, as compared to a benefit of $14,791 in 2004, and tax expense of $58 in 2003. The effective tax rate for 2005 was 22.4% and includes the benefits of $2,510 of low income tax housing credits. The 2004 benefit resulted from the loss incurred as a result of the balance sheet restructuring. The Company expects to be able to utilize all available carried forward net operating losses and tax credits in future periods. After the 2004 balance sheet restructuring, the effective tax rate for the following three-quarters was approximately 21%, similar to the 2005 effective rate.

Investments in bank-owned life insurance policies on certain officers, a tax-exempt item, generated $2,348 of income in 2005, $1,547 during 2004 and $1,788 in 2003. The 2005 increase in tax exempt income was driven by the receipt of $754 in death benefits. Low income housing tax credits were approximately equal for 2004 and 2003. These credits are a direct offset to tax expense and a large component of lowering tax expense in each of the three years presented. See Note 11 of the Notes to the Consolidated Financial Statements for an additional discussion of the Company’s income taxes.

INTERIM FINANCIAL DATA

The following tables reflect summarized quarterly data for the periods described:

	2005
Three Months Ended	December 31	September 30	June 30	March 31

Interest income	$36,566	$35,417	$34,700	$33,496
Interest expense	16,130	15,089	13,904	12,435

Net interest income	20,436	20,328	20,796	21,061
Provision for loan losses	515	558	4,316	375
Non-interest income	8,278	7,945	13,111	6,544
Non-interest expense	18,729	19,524	20,075	19,229

Income before income taxes	9,470	8,191	9,516	8,001
Income taxes	2,616	1,585	2,066	1,612

NET INCOME	$6,854	$6,606	$7,450	$6,389

Earnings per share:
Basic	$0.39	$0.38	$0.43	$0.37
Diluted	0.39	0.38	0.43	0.37
Average shares:
Basic	17,418	17,400	17,365	17,343
Diluted	17,480	17,504	17,440	17,414

	2004
Three Months Ended	December 31	September 30	June 30	March 31

Interest income	$33,572	$32,881	$31,727	$34,191
Interest expense	11,420	10,752	10,158	15,574

Net interest income	22,152	22,129	21,569	18,617
Provision for loan losses	350	150	155	650
Non-interest income	6,975	7,099	7,516	12,017
Non-interest expense	19,756	20,289	20,570	77,565

Income (loss)before income taxes	9,021	8,789	8,360	(47,581)
Income taxes (benefits)	1,942	1,905	1,705	(20,343)

NET INCOME (LOSS)	$7,079	$6,884	$6,655	$(27,238)

Earnings per share:
Basic	$0.41	$0.40	$0.38	$(1.57)
Diluted	0.41	0.40	0.38	(1.57)
Average shares:
Basic	17,337	17,328	17,312	17,297
Diluted	17,437	17,378	17,368	17,297

FINANCIAL CONDITION

Total assets at December 31, 2005, were $2,708,142, compared to $2,757,165 at December 31, 2004.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, including federal funds sold and other short-term investments totaled $62,755 at December 31, 2005 compared to $71,834 one-year prior. The balance of this account fluctuates daily based on the Company’s and its customers’ needs.

SECURITIES AVAILABLE FOR SALE

Total investment securities, which are all classified as available for sale, comprised 25.1% of total assets at December 31, 2005, compared to 29.1% at December 31, 2004, representing a $120,029 decrease. They represent the second largest asset component after loans. During 2005, the Company executed an ongoing initiative to reduce the level of its securities portfolio, while increasing its loan portfolio. This has resulted in an improved interest rate risk profile, an improved net interest margin and an improved mix of earning assets, while resulting in a slight reduction to net interest income. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”) represented 77.6% of the securities portfolio at December 31, 2005, as compared to 79.6% at December 31, 2004. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates, which occurred in 2003. The Company’s present investment strategy focuses on shorter duration securities with more predictable cash flows in a variety of interest rate scenarios.

The 2004 balance sheet restructuring included a reduction in the securities portfolio of approximately $262,000. The portfolio shifted toward investments in 2-3 year low premium or discount CMOs and 5 to 7 year hybrid ARMs, and out of high premium 15 and 30 year fixed rate passthrough mortgage-backed securities. Management repositioned a portion of the portfolio late in 2002 and early 2003 in order to reduce the exposure to accelerating prepayments and unanticipated premium write-downs going forward.

SECURITIES PORTFOLIO

	December 31,
( At Fair Value)	2005	2004	2003

U.S. Government agencies	$1,119	$1,095	$40,977
Mortgage-backed securities	166,504	230,685	285,997
Collateralized Mortgage Obligations	362,313	407,126	464,562
State & political subdivisions	85,254	97,813	117,078
Other securities	65,840	64,340	65,497

Total	$681,030	$801,059	$974,111

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time to time the Company purchases this dividend paying stock according to capital requirements set by the respective regulatory agencies.

LOANS

Loans, net of unearned income, at December 31, 2005, totaled $1,750,192 compared to $1,665,324 at year-end 2004, reflecting an increase of $84,868, or 5.1%. Commercial loans, which include commercial, industrial and agricultural; commercial real estate; and construction and development, increased $80,023 at December 31, 2005 compared to year-end 2004. This increase was driven primarily by an increase in commercial construction and development loans originated by the Company’s commercial real estate line of business. This line of business was initiated in the second half of 2003 when the Company expanded its commercial lending activities by adding a team of experienced commercial real estate lenders. The Company opened loan production offices (“LPOs”) in metro Cincinnati and Cleveland, Ohio, and Louisville, Kentucky. In 2005, this group originated approximately $218,541 in new loans, compared to $117,903 in 2004 and $17,374 in 2003. Outstanding balances for loans managed by this group totaled $281,358 at December 31, 2005 compared to $135,100 at December 31, 2004. The majority of these loans were made within the areas the LPOs serve. These loans were used to finance a variety of construction and development projects that included apartments, residential land developments, condominiums, retail centers, office buildings, as well as some hospitality and industrial type properties. Loans are occasionally made on projects outside the markets served by the LPOs to borrowers located within the Company’s defined lending area. Competition for these credits typically comes from larger national and regional commercial banks. Since the inception of this line of business, this portfolio has not experienced any charge-offs or delinquencies, while generating returns in excess of those originally forecasted when the strategy was launched.

Commercial, industrial and agricultural loans increased $9,554 or 1.7% from year-end 2004. This increase was due to a variety of factors and not tied specifically to any one market or industry. One component of the Company’s interest rate risk strategy was to not typically offer fixed rate commercial pricing for periods in excess of 5 years. This strategy impacted commercial and commercial real estate loan originations.

Residential mortgage loans decreased $8,757 or 1.9% from year-end 2004. A continued increase in interest rates resulted in lower demand, including less refinance activity. The flattening of the yield curve resulted in a narrowing of the rate differential between fixed and adjustable rate products, contributing to a 20% reduction in adjustable rate mortgage originations, which are typically retained on the Company’s balance sheet. Because the rate differential between adjustable and fixed rate loans continued to decline, customer preferences continued to shift toward fixed rate products which are typically sold to secondary markets. Higher interest rates also resulted in less borrowers being able to qualify for mortgage related products. In 2005, approximately $110,000, or 88% of new originations were through direct retail channels, while approximately $15,000 or 12% were originated on a wholesale basis.

Home equity loans decreased $7,352 or 5.1% at December 31, 2005. A decrease in home equity lines of credit were partially offset by an increase in home equity term loans, which are included in residential mortgages in the table below. The rising rate environment negatively impacted home equity loan originations. Home equity loans are generally collateralized by a second mortgage on the customer’s primary residence.

Consumer loans increased $25,716, or 13.7% at December 31, 2005. Consumer loans include both direct and indirect loans. The indirect loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets. Indirect loans at December 31, 2005, were $134,749 compared to $107,746 at December 31, 2004. The increase in indirect loans was driven by expansion into additional states, which resulted in the addition of new dealers and origination sources.

LOAN PORTFOLIO AT YEAR END(1)

	2005	2004	2003	2002	2001

Commercial, industrial and agricultural loans	$572,936	$563,382	$586,159	$644,084	$326,549
Economic development loans and other obligations of state and political subdivisions	8,422	13,195	20,951	18,360	19,980
Lease financing	5,740	5,731	6,796	7,366	8,004
Commercial real estate	180,907	224,066	238,261	172,640	—
Construction and development	186,177	72,517	53,108	36,981	—
Real estate loans	—	—	—	—	1,118,607
Residential mortgages	447,250	456,007	477,895	451,920	—
Home equity lines of credit	135,685	143,037	132,101	126,257	—
Consumer loans	213,079	187,395	184,426	148,580	126,735

Total loans	1,750,196	1,665,330	1,699,697	1,606,188	1,599,875
Less: unearned income	4	6	9	33	143

Loans, net of unearned income	$1,750,192	$1,665,324	$1,699,688	$1,606,155	$1,599,732

(1)	In 2003, the Company changed its methodology for classifying the types of loans in its portfolio. The principal effect of this change was to reduce the number of loans reported prior to 2002 as real estate or real estate mortgage loans. The Company determined that it was not practical to apply the new methodology to earlier years. As a result, information for 2001 is shown as previously reported and is not comparable to the information for 2002-2005. Comparable amounts that would be included in the real estate loans line for 2005, 2004, 2003 and 2002 would be $1,206,847, $1,139,620, $1,136,431 and $1,113,404, respectively.

Different types of loans are subject to varying levels of risk. Management mitigates this risk through portfolio diversification as well as geographic diversification. The Company concentrates its lending activity in the geographic market areas that it serves, primarily Indiana, Illinois, Kentucky and Ohio. The loan portfolio is also diversified by type of loan and industry.

The Company lends to customers in various industries including real estate, agricultural, health and other related services, and manufacturing. There is no concentration of loans in any single industry exceeding 10% of the portfolio nor does the portfolio contain any loans to finance speculative transactions or loans to foreign entities. The Company has one loan of approximately $224 to a foreign subsidiary of a domestic company. This loan is guaranteed by the domestic parent which hedges the currency through a Eurodollar agent.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2005

Total Loans

		After 1 Year
	Within	But Within	Over
Rate Sensitivities:	1 Year	5 Years	5 Years	Total

Fixed rate loans	$52,920	$333,652	$321,214	$707,786
Variable rate loans	739,717	221,172	56,504	1,017,393

Subtotal	$792,637	$554,824	$377,718	1,725,179

Percent of total	45.95%	32.16%	21.89%
Nonaccrual loans				25,013

Total loans				$1,750,192

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2005

Commercial, Industrial, Agricultural, Economic Development, Obligations of State and Political Division, Construction and Development Loans

		After 1 Year
	Within	But Within	Over
	1 Year	5 Years	5 Years	Total

Commercial, industrial and agriculture loans	$283,198	$212,373	$59,617	$555,188
Economic development loans and other obligations of state and political subdivisions	5,530	1,882	1,010	8,422
Construction and development	180,427	5,353	388	186,168

Total	$469,155	$219,608	$61,015	$749,778

Fixed rate	$27,048	$186,881	$55,764	$269,693
Variable rate	442,107	32,727	5,251	480,085

Subtotal	$469,155	$219,608	$61,015	749,778

Percent of total	62.57%	29.29%	8.14%
Nonaccrual loans				17,757

Total				$767,535

NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower’s ability to repay principal or interest according to the terms of the contract. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectability of the loan is in question. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower’s financial position. Loans 90 days or more past due, which totaled $40 at December 31, 2005, are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. Management is not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which management reasonably believes will materially adversely affect future operating results, liquidity or capital resources, or represent material credits as to which management has serious doubt as to the ability of such borrower to comply with loan repayment terms. Included in the non-performing assets in 2003 and 2002 was a defaulted utility bond anticipation note issue, with a face value of $3,000. In the second quarter of 2004, the Company received total payment on the issue.

NON-PERFORMING ASSETS AT YEAR END

	2005	2004	2003	2002	2001

Non-performing loans:(1)
Nonaccrual	$25,013	$17,971	$15,725	$20,010	$21,722
90 days past due and still accruing interest	40	576	2,566	2,367	2,500

Total non-performing loans	25,053	18,547	18,291	22,377	24,222
Defaulted municipal securities	—	—	2,692	2,536	—
Other real estate owned	440	243	1,341	2,286	2,866

Total non-performing assets	$25,493	$18,790	$22,324	$27,199	$27,088

(1)	Includes non-performing loans classified as loans held for sale.

Non-performing loans were 1.43% and 1.11% of loans, net of unearned income at the end of 2005 and 2004, respectively. The Company actively manages non-performing loans in order to minimize this level. The change in the components of non-performing assets was due primarily to three items:

1. The addition of a $14,256 non-performing loan to a regional grocery store chain during the second quarter of 2005, which had a balance of $13,919 at year end 2005. The Company has a 30% participation in this multi-bank secured loan. In December 2005, this borrower filed its Chapter 11 reorganization plan.

2. The reclassification of approximately $9,788 of under performing loans to loans held for sale and related recording of $1,461 in charge-offs and related provision expense during the second quarter of 2005. These loans were subsequently sold in 2005, with any additional adjustments recorded as gain or loss on sale of loans.

3. A decrease in non-performing assets of $3,534 in 2004 mainly due to the settlement of the defaulted utility bond anticipation note.

The interest recognized on nonaccrual loans was approximately $134, $109 and $69 in 2005, 2004 and 2003, respectively. The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $986, $1,148 and $943 for 2005, 2004 and 2003, respectively.

The Company monitors commercial watch list loans, which are reviewed quarterly. For the most part, assets are designated as watch list assets to ensure more frequent monitoring. The assets are reviewed to ensure proper earning status and security perfection. If it is determined that there is serious doubt as to performance in accordance with the original terms of the contract then the loan is placed on nonaccrual. These loans are reviewed on an ongoing basis.

CREDIT MANAGEMENT

The Company’s credit management procedures include Board oversight of the lending function by the Board’s Credit and Risk Management Committee, which meets at least quarterly. The committee monitors credit quality through its review of information such as delinquencies, non-performing loans and assets, problem and watch list loans and charge-offs. The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment. In addition, a sample of loans is reviewed by an independent loan review department or outside independent third party, as well as by a compliance department and regulatory agencies.

Consumer, mortgage and small business loans are centrally underwritten and approved while commercial loans are approved through a combination of low individual lending authorities, independent senior credit officers and an executive loan committee. The executive loan committee approves or ratifies all loans in excess of $2,500. A limited number of lending managers have the authority, in certain cases and for certain loan types, to override centrally denied loan requests. Those overrides are subject to certain stipulations and are centrally tracked and monitored for performance.

The allowance for loan losses is that amount which, in management’s opinion, is adequate to absorb probable inherent loan losses as determined by management’s ongoing evaluation of the loan portfolio. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, industry concentrations, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged off amounts are credited to the allowance. The provision for loan losses is the amount charged to operations to provide assurance that the allowance for loan losses is sufficient to absorb probable losses.

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

A review of selected loans (based on risk rating and size) is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented by the loan review area, which provides information assisting in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.

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

Homogeneous pools of loans, such as consumer installment and residential real estate loans, are not individually reviewed. An allowance is established for each pool of loans based upon historical loss ratios, based on the net charge-off history by loan category. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in the Company’s geographic areas, specific industry financial conditions and other factors.

The unallocated portion of the allowance covers general economic uncertainties as well as the imprecision inherent in any loan and lease loss forecasting methodology. At December 31, 2005, the unallocated reserve included within the allowance for loan losses was $310 as compared to $2,457 at December 31, 2004. The Company was able to reduce the unallocated reserve as it gained added confidence in its forecasting methodology.

The factors used to evaluate homogenous loans in accordance with the SFAS No. 5, Accounting for Contingencies are reviewed at least quarterly and are updated as conditions warrant, resulting in improved allocation of specific reserves. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to an amount that is adequate to absorb estimated loan losses as determined by management’s periodic evaluations of the loan portfolio. This evaluation by management is based upon consideration of actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations.

The adequacy of the allowance for loan losses is reviewed on a quarterly basis and presented to the Audit Committee of the Board of Directors for approval. The accounting policies related to the allowance for loan losses are significant policies that involve the use of estimates and a high degree of subjectivity. Management believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of credit risk after careful consideration of known relevant facts. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries or issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield different results, which may require an increase or decrease in the allowance for loan losses.

During the third quarter of 2004, management refined the process that it uses to perform this analysis. These included expanded data analysis, improved back-testing and continued refinements to documentation surrounding the adequacy of the allowance. Additionally, the controls utilized for data entry, testing, review and approval were enhanced. These changes provide more reliable measures of the probability of default and risk of loss for the Company’s categories of loans with similar risk characteristics. The principal change involves the ability to analyze loss data over a longer period of time. This improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. These changes do not impact losses estimated in accordance with Financial Accounting Standard 114, Accounting by Creditors for Impairment of a Loan and overall did not have a material effect on the balance of the allowance for loan losses in 2004 or 2005.

The Company continues to enhance its loan portfolio monitoring system to enhance its risk management capabilities. In 2004, the Company implemented the Markov migration model for its commercial portfolio. Among the most significant enhancements were expanded score band performance, loan to value analysis, and vintage analysis.

The provision for loan losses totaled $5,764 in 2005, an increase of $4,459 from 2004. At December 31, 2005, the allowance for loan losses as a percentage of loans was 1.39% as compared to 1.43% and 1.50% as of year-end 2004 and 2003. The allowance for loan losses to non-performing loans at December 31 was 97.4% in 2005, 128.29% in 2004 and 138.88% in 2003. The higher provision in 2005 was primarily due to three items:

1. The establishment of a specific reserve against the loan to a regional grocery store chain now in Chapter 11 bankruptcy;

2. The reclassification of approximately $9,788 of under performing loans to loans held for sale and related recording of $1,461 in charge-offs and related provision expense during the second quarter of 2005; and

3. An increase in consumer bankruptcies during the fourth quarter largely attributed to the October 2005 passage of new bankruptcy laws, coupled with rising fuel prices, increased minimum credit card payments by many issuers, and other economic factors contributed to an increase in consumer net charge-offs of $682 from 2004. The increase came primarily from the indirect recreational vehicle portfolio. The Company continues to closely monitor economic conditions because of these factors and also in part because portions of its lending footprint, according to national statistics, have experienced some of the highest delinquency and foreclosure rates in the United States.

Net charge-offs to average loans for 2005 increased to 31 basis points compared to 15 basis points in 2004. The increase was attributed to the effects of the previously mentioned loan sale, the charge-offs from which totaled 9 basis points, and increases in commercial and consumer charge-offs, partially offset by a reduction in net residential mortgage charge-offs.

The provision for loan losses for 2004 was $1,305, a decrease of $3,640 from the $4,945 provided in 2003. The lower provision reflected the change in the loan origination mix and the improved quality of the portfolio. During 2004, the Company’s ratio of net charge-offs to average loans was 15 basis points compared to 25 basis points in 2003.

During 2004, the Company reclassified $76 from the allowance for loan losses to other liabilities reflecting the Company’s estimated liability for losses on standby letters of credit and unfunded loan commitments. No amounts were reclassified for the prior years since the reserve for the commitments were immaterial. This reserve totaled $96 and $76 at December 31, 2005 and 2004, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)(1)

	2005	2004	2003	2002	2001

Allowance for loan losses, January 1	$23,794	$25,403	$24,632	$23,868	$25,264
Allowance associated with purchase acquisitions	—	—	—	—	4,018
Writedowns related to loans transferred to loans held for sale	—	—	—	—	26,047
Loans charged off:
Commercial, industrial and agriculture	3,461	1,550	2,330	1,235	4,457
Lease financing	—	—	59	—	113
Commercial mortgages	620	859	840	492	—
Construction and development	—	13	—	—	—
Real estate mortgage	—	—	—	—	4,452
Residential mortgages	589	1,321	1,734	2,236	—
Home Equity	130	154	180	266	—
Consumer	1,818	961	1,367	1,480	2,934

Total	6,618	4,858	6,510	5,709	11,956
Recoveries on charged off loans:
Commercial, industrial and agriculture	621	1,386	1,105	1,192	270
Lease financing	—	—	119	4	2
Commercial mortgages	32	242	86	138	—
Construction and development	—	24	—	—	—
Real estate mortgage	—	—	—	—	371
Residential mortgages	166	249	405	1,266	—
Home Equity	64	24	1	33	—
Consumer	569	394	620	697	869

Total	1,452	2,319	2,336	3,330	1,512

Net charge-offs	5,166	2,539	4,174	2,379	10,444
Provision for loan losses	5,764	1,305	4,945	3,143	31,077
Allowance related to loans sold	—	(299)	—	—	—
Transfer to reserve for unfunded commitments	—	(76)	—	—	—

Allowance for loan losses, December 31	$24,392	$23,794	$25,403	$24,632	$23,868

Total loans at year-end, net of unearned income	$1,750,192	$1,665,324	$1,699,688	$1,606,155	$1,599,732
Average loans	1,688,547	1,644,471	1,670,938	1,596,462	1,747,882
Total non-performing loans	25,053	18,547	18,291	22,377	24,222
Net charge-offs to average loans*	0.31%	0.15%	0.25%	0.15%	2.09%
Provision for loan losses to average loans	0.34	0.08	0.30	0.20	1.78
Allowance for loan losses to loans	1.39	1.43	1.50	1.53	1.49
Allowance for loan losses to non-performing loans	97.36	128.29	138.88	110.08	98.54

*	2001 includes writedowns related to loans transferred to loans held for sale. Excluding this amount, net charge-offs to average loans was 0.60%.

(1)	In 2003, the Company changed its methodology for classifying the types of loans in its portfolio. As a result, information for the year 2001 is shown as previously reported and is not comparable to the information for 2005, 2004, 2003 and 2002.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

	Allowance Applicable to					Percent of Loans to Total Gross Loans
Loan Type	2005	2004	2003	2002	2001	2005	2004	2003	2002	2001

Commercial, industrial and agriculture	$11,713	$10,326	$12,789	$13,421	$6,845	49%	48%	57%	61%	21%
Economic development loans and other obligations of state and political subdivisions	—	86	135	117	—	—	—	1%	1%	—
Lease financing	56	63	105	129	140	—	—	1%	1%	1%
Commercial mortgages	2,173	3,127	3,130	2,198	—	9%	15%	14%	10%	—
Construction and development	1,904	763	344	280	—	8%	4%	2%	1%	—
Real estate mortgage	—	—	—	—	9,993	—	—	—	—	70%
Residential mortgages	4,105	3,622	1,845	2,347	—	17%	17%	8%	10%	—
Home equity	885	1,059	778	529	—	4%	5%	3%	2%	—
Consumer	3,246	2,291	3,095	3,046	2,405	13%	11%	14%	14%	8%

Allocated	24,082	21,337	22,221	22,067	19,383	100%	100%	100%	100%	100%

Unallocated	310	2,457	3,182	2,565	4,485

Total	$24,392	$23,794	$25,403	$24,632	$23,868

(1)	In 2003, the Company changed its methodology for classifying the types of loans in its portfolio. As a result, information for the year 2001 is shown as previously reported and is not comparable to the information for 2005, 2004, 2003 and 2002.

DEPOSITS

Total deposits were $1,808,503 at December 31, 2005, compared to $1,896,541 at December 31, 2004. The decline in deposits was in low cost interest bearing, time deposit accounts of $100 or more and other interest bearing accounts, which declined $59,221, $19,066 and $14,883, or 7.2%, 6.3% and 2.9%, respectively.

The decrease in time deposit accounts was caused partly by competitors’ public funds pricing which the Company, in several cases, did not choose to match, given other available funding alternatives. The flat yield curve that existed in 2005 created challenges for the Company’s retail banking network to offer competitive term deposit rates that fit into the Company’s asset/liability management position. During the latter part of the year, the Company also began to experience a customer migration from low rate deposit accounts to higher rate money market fund accounts or certificates of deposit. The decreases in deposits were also impacted by the sale of three Southern Illinois banking centers during the second quarter which included $68,448 of deposits, approximately $30,000 of which were valuable core deposits. Valuable core deposits include money market, demand deposit and savings accounts.

Implementation of the “High Performance Checking” program in 2005 resulted in the opening of almost twice as many retail checking accounts than in 2004 and resulted in a 23.7% increase in year to year service charges. The Company expects that the average balance of these accounts will increase in 2006 from those when the accounts were initially opened. Average valuable core deposits, which include interest and non-interest bearing demand deposits, money market and savings accounts, increased $7,184, or 0.70%, while the number of these accounts increased 14, or 9.9%.

Measured at year-end, valuable core deposits were $1,023,978, compared to $1,078,067 at December 31, 2004. The Company had $72,564 and $7,096 in brokered deposits at December 31, 2005 and 2004.

TIME DEPOSITS OF $100 OR MORE AT DECEMBER 31, 2005

Maturing:
3 months or less	$91,002
Over 3 to 6 months	34,615
Over 6 to 12 months	64,904
Over 12 months	94,908

Total	$285,429

SHORT-TERM BORROWINGS

Short-term borrowings totaled $399,588 at December 31, 2005, an increase of $224,655 from year-end 2004. Short-term borrowings primarily include:

1. Federal funds purchased, which are purchased from other financial institutions, generally on an overnight basis. These funds totaled $44,400 and $55,700 at December 31, 2005, and 2004;

2. Securities sold under agreements to repurchase, which are collateralized transactions acquired in national markets as well as from the Company’s commercial customers as a part of a cash management service. These funds totaled $202,262 and $74,194 at December 31, 2005, and 2004; and

3. Short-term Federal Home Loan Bank (“FHLB”) advances. These funds totaled $152,926 and $45,039 at December 31, 2005, and 2004.

At December 31, 2005, the Company has an unsecured, unused line of credit for $15,000 with another financial institution, an available federal funds purchased line of $225,600 and availability of $498,017 under the Federal Reserve Bank “borrower in custody” (“BIC”) program.

LONG-TERM BORROWINGS

Long-term borrowings have maturities greater than one year and include advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, floating rate unsecured subordinated debt and trust preferred securities. Long-term borrowings decreased $200,497 during 2005 to $256,862 from $457,359 at December 31, 2004, primarily as these borrowings came within twelve months of maturity and were reclassified as short-term borrowings. At December 31, 2005, FHLB advances included bullet or fixed maturity advances, which carried a weighted average interest rate of 2.64% with final maturities in 2007, as well as amortizing and other advances, which carried a weighted average interest rate of 5.71%.

As part of the 2004 balance sheet restructuring, the Company added $75,000 in fixed rate national market repurchase agreements and issued $4,000 of floating rate unsecured subordinated debt. The repurchase agreements, which have a final maturity in 2008, have an average fixed rate of 2.78%.

The unsecured subordinated debt includes $4,000 of debt that has a floating rate of three-month LIBOR plus 2.85% and will mature on April 7, 2014. Issuance costs of $141 were paid by the Company and are being amortized over the life of the debt. A second issue includes $10,000 of floating rate-subordinated debt issued in April 2003 that has a floating rate of three-month LIBOR plus 3.25%, which will mature on April 24, 2013. Issuance costs of $331 were paid by the Company and are being amortized over the life of the debt.

In July 2001, the Company issued $18,000 of floating rate capital securities as a participant in a pooled trust preferred fund through a subsidiary, Integra Capital Trust II. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semiannually. The issue matures on July 25, 2031. Issuance costs of $581 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective July 25, 2011.

During the second quarter of 2003, the Company issued an additional $34,500 in trust preferred securities as a participant in a pooled fund with a floating interest rate of three-month LIBOR plus 3.10%. The issue matures on June 26, 2033. Issuance costs of $1,045 were paid by the Company and are being amortized over the life of the debt. The Company has the right to call these securities at par effective June 25, 2008. The funds were used to redeem $34,500 of trust preferred securities which had a fixed rate of 8.25%.

Management continuously reviews the Company’s liability composition. Any modifications could adversely affect the profitability and capital levels of the Company over the near term, but would be undertaken if management determines that restructuring the balance sheet will improve the Company’s interest rate risk and liquidity risk profile on a longer-term basis.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The Company has obligations and commitments to make future payments under contracts. The Company’s long-term borrowings represent FHLB advances with various terms and rates collateralized primarily by first mortgage loans and certain specifically assigned securities, securities sold under repurchase agreements, notes payable secured by equipment, subordinated debt and trust preferred securities. The Company is also committed under various operating leases for premises and equipment.

In the normal course of business, there are various outstanding commitments and contingencies, including letters of credit and standby letters of credit, that are not reflected in the consolidated financial statements. The Company’s exposure to credit loss in the event the nonperformance by the other party to the commitment is limited to the contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for other on-balance sheet instruments.

The following table lists the Company’s significant contractual obligations and significant commitments coming due in the periods indicated at December 31, 2005. Further discussion of these obligations or commitments is included in Note 18 to the consolidated financial statements.

		Less Than	1 to 3	3 to 5	After 5
As of December 31, 2005	Total	One Year	Years	Years	Years

Contractual On Balance Sheet Obligations Long-term debt	$494,787	$238,839	$182,327	$3,533	$70,088
Operating leases	16,844	2,073	3,332	2,463	8,976

Total contractual cash obligations	$511,631	$240,912	$185,659	$5,996	$79,064

Off Balance Sheet Obligations
Lines of credit	$418,606	$163,301	$58,665	$30,703	$165,937
Standby letters of credit	16,751	11,434	5,317	—	—
Other commitments	171,264	48,273	52,457	29,971	40,563

Total other commitments	$606,621	$223,008	$116,439	$60,674	$206,500

CAPITAL RESOURCES

At December 31, 2005, shareholders’ equity totaled $220,098, an increase of $10,807, or 5.2%, from 2004. This increase was primarily the result of net income of $27,299, a cash dividend of $11,158 and an increase in the unrealized loss on securities, net of tax of $7,005.

This compares to a net loss of $6,620 in 2004. The loss was due to the balance sheet restructuring in the first quarter of 2004. Cash dividends of $12,409 were declared during the year ended December 31, 2004. The Company reduced the dividend from $0.235 per share to $0.16 per share effective with the dividend payment in July 2004. The dividend payout ratio for 2004 was not meaningful due to the net loss and was 40.82% in 2005. The average equity to average asset ratio was 7.87% and 7.62% for 2005 and 2004, respectively.

The Company opened one new banking center in 2005 and four in 2004, while selling three banking centers in Southern Illinois during the second quarter of 2005. The banking center located in Florence, Kentucky, opened and began business during the second quarter 2005, and serves as a regional hub for the Company’s eastern region.

The Company and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2005 and 2004, the Company and Integra Bank exceeded the regulatory minimums and Integra Bank met the regulatory definition of well capitalized. See additional discussion in Note 15.

Capital trust preferred securities currently qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FASB Interpretation No. 46 (“FIN 46”), the Federal Reserve Board adopted a rule that allows the limited inclusion of trust preferred securities in Tier 1 capital, subject to stricter qualitative limits.

LIQUIDITY

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and other borrowings and to protect the Company against interest rate volatility. The Company continuously monitors its current and prospective business activity in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

The Company’s primary sources of short-term asset liquidity include federal funds sold, commercial paper, interest-bearing deposits with other financial institutions and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under the Company’s asset/liability management program. When these sources are not adequate, the Company may use federal fund purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize its borrowing capacity with FHLB Indianapolis as alternative sources of liquidity. At December 31, 2005 and 2004, federal funds sold and other short-term investments were $112 and $64, respectively. Additionally, at December 31, 2005, the Company had $225,600 available from unused Federal Funds lines and in excess of $240,231 in unencumbered securities available for repurchase agreements or liquidation. The Company also has a BIC line with the Federal Reserve Bank totaling $498,017 as part of its liquidity contingency plan.

For the parent company, liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration.

Liquidity for the parent company is required to support operational expenses of the parent company, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders and other general corporate purposes. The Board of Directors has approved a long-term dividend payout ratio of 35% to 50% of net earnings. Management believes that funds to fulfill these obligations for the foreseeable future will be available from currently available cash and marketable securities, dividends from the Bank, the credit line availability, or other sources that management expects to be available during the year.

ACCOUNTING CHANGES

For information regarding accounting standards issued which will be adopted in future periods, refer to Note 1 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off balance sheet instruments. The interest rate risk management program for the Company is comprised of several components. The components include Board of Directors’ oversight, senior management oversight, risk limits and control, risk identification and measurement, risk monitoring and reporting and independent review. It is the objective of the Company’s interest rate risk management processes to manage the impact of interest rate volatility on earnings and capital.

The Company manages interest rate risk through the Corporate Asset and Liability Committee (“Corporate ALCO”) with oversight through the ALCO and Finance Committee of the Board of Directors (“Board ALCO”). The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least monthly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The Company uses the following key methodologies to measure interest rate risk.

Earnings at Risk (“EAR”).  Management considers EAR to be its best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. The Company uses a simulation model to run immediate and parallel changes in interest rates from a “Base” scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the “Base” interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the “Base” interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At December 31, 2005, the Company would experience a negative 3.76% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 0.99% change in net interest income. Both simulation results are within the policy limits established by the Board ALCO. The change in market rates from 2004 to 2005 and a reduction in the size of the securities portfolio had a positive impact on the EAR measure in the down 200 basis point scenario for 2005 relative to 2004. The small increase in EAR in the up 200 basis point scenario reflects the aging of fixed rate debt transacted as part of the 2004 balance sheet restructuring. Much of the negative impact from this aging was negated by securing replacement fixed rate debt in the fourth quarter of 2005 for a portion of the maturing debt.

	Estimated Change in EAR from the Base Interest Rate Scenario
	−200 Basis Points	+200 Basis Points

December 31, 2005	(3.76)%	(0.99)%

December 31, 2004	(5.77)%	(0.59)%

Economic Value of Equity (“EVE”).  Management considers EVE to be its best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. The Company uses a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a “Base” scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the “Base” interest rate scenario. For EVE calculations, future balance sheet composition is not a factor.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the “Base” interest rate scenario is shocked up or down 200 basis points within a range of plus or minus 15%.

At December 31, 2005, the Company would experience a negative 0.51% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, the Company would experience a negative 6.35% change in EVE. Both of these measures are within Board approved policy limits. The year to year change in the downward rate scenario is largely the result of the change in market rates from 2004 to 2005. A reduction in the size of the securities portfolio and changes in prepayment expectations account for the majority of the improvement in the EVE risk measure from the previous year in the up 200 basis point scenario.

	Estimated Change in EVE from the Base Interest Rate Scenario
	−200 Basis Points	+200 Basis Points

December 31, 2005	(0.51)%	(6.35)%
December 31, 2004	1.37%	(7.77)%

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Integra Bank Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on that assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears on page 41 of this Annual Report on Form 10-K.

/s/ Michael T. Vea	/s/ Michael B. Carroll
Chairman of the Board, Chief Executive	Senior Vice President, Controller and
Officer and President	Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Integra Bank Corporation:

We have completed integrated audits of Integra Bank Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Integra Bank Corporation and its subsidiaries (“the Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of Integra Bank Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit

Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Columbus, Ohio
March 10, 2006

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except share data)

ASSETS
Cash and due from banks	$62,643	$71,770
Federal funds sold and other short-term investments	112	64

Total cash and cash equivalents	62,755	71,834
Loans held for sale (at lower of cost or fair value)	522	1,173
Securities available for sale	681,030	801,059
Regulatory stock	33,102	32,975
Loans, net of unearned income	1,750,192	1,665,324
Less: Allowance for loan losses	(24,392)	(23,794)

Net loans	1,725,800	1,641,530
Premises and equipment	50,106	50,233
Goodwill	44,491	44,839
Other intangible assets	7,765	8,697
Other assets	102,571	104,825

TOTAL ASSETS	$2,708,142	$2,757,165

LIABILITIES
Deposits:
Non-interest-bearing demand	$263,095	$257,963
Interest-bearing:
Savings, interest checking and money market accounts	760,883	820,104
Time deposits of $100 or more	285,429	304,495
Other interest-bearing	499,096	513,979

Total deposits	1,808,503	1,896,541
Short-term borrowings	399,588	174,933
Long-term borrowings	256,862	457,359
Other liabilities	23,091	19,041

TOTAL LIABILITIES	2,488,044	2,547,874
Commitments and contingent liabilities (Note 18)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 17,464,948 and 17,375,004, respectively	17,465	17,375
Additional paid-in capital	128,604	126,977
Retained earnings	80,622	64,481
Unvested restricted stock	(624)	(578)
Accumulated other comprehensive income	(5,969)	1,036

TOTAL SHAREHOLDERS’ EQUITY	220,098	209,291

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,708,142	$2,757,165

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share data)

INTEREST INCOME
Interest and fees on loans:
Taxable	$103,801	$94,874	$99,951
Tax-exempt	425	449	877
Interest and dividends on securities:
Taxable	28,591	29,221	31,388
Tax-exempt	5,355	6,045	8,692
Dividends on regulatory stock	1,528	1,518	1,696
Interest on loans held for sale	355	179	451
Interest on federal funds sold and other short-term investments	124	85	60

Total interest income	140,179	132,371	143,115
INTEREST EXPENSE
Interest on deposits	35,024	25,752	29,995
Interest on short-term borrowings	10,430	2,207	2,613
Interest on long-term borrowings	12,104	19,945	38,265

Total interest expense	57,558	47,904	70,873
NET INTEREST INCOME	82,621	84,467	72,242
Provision for loan losses	5,764	1,305	4,945

Net interest income after provision for loan losses	76,857	83,162	67,297

NON-INTEREST INCOME
Service charges on deposit accounts	15,355	12,414	11,628
Other service charges and fees	3,412	3,621	3,612
Debit card income-interchange	2,438	1,633	1,424
Credit card fee income	742	2,060	1,864
Mortgage banking	550	813	1,931
Trust income	1,979	2,025	2,035
Securities (losses) gains	(1,532)	4,477	3,052
Gain on mortgage loans sold	417	618	1,988
Gain on sale of other assets	6,786	1,360	1,231
Cash surrender value life insurance income	2,348	1,547	1,788
Other	3,383	3,039	2,240

Total non-interest income	35,878	33,607	32,793
NON-INTEREST EXPENSE
Salaries and employee benefits	39,870	42,907	42,347
Occupancy	7,606	6,625	5,909
Equipment	3,584	4,052	4,361
Professional fees	4,586	4,485	4,404
Communication and transportation	4,742	3,427	3,990
Processing	2,616	3,496	3,215
Software	1,609	1,841	1,547
Marketing	2,075	2,179	1,829
Debt prepayment fees	—	56,998	1,243
Low income housing project losses	2,210	2,193	2,570
Amortization of intangible assets	933	1,612	1,619
Other	7,726	8,365	9,233

Total non-interest expense	77,557	138,180	82,267

Income (loss) before income taxes	35,178	(21,411)	17,823
Income taxes (benefit)	7,879	(14,791)	58

NET INCOME (LOSS)	$27,299	$(6,620)	$17,765

Earnings (loss) per share:
Basic	$1.57	$(0.38)	$1.03
Diluted	$1.56	$(0.38)	$1.03
Weighted average shares outstanding:
Basic	17,382	17,318	17,285
Diluted	17,468	17,318	17,300

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net income (loss)	$27,299	$(6,620)	$17,765
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized loss arising in period (net of tax of $(5,482), $(2,181) and $(24) respectively)	(7,916)	(3,202)	(37)
Reclassification of realized amounts (net of tax of $621, $(1,814) and $(1,237) respectively)	911	(2,663)	(1,815)

Net unrealized loss on securities	(7,005)	(5,865)	(1,852)
Unrealized gain on hedged derivatives arising in period (net of tax of $155 and $373 respectively for 2004 and 2003)	—	227	548

Net unrealized loss, recognized in other comprehensive income	(7,005)	(5,638)	(1,304)

Comprehensive income (loss)	$20,294	$(12,258)	$16,461

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Changes In Shareholders’ Equity

						Accumulated
	Shares of		Additional		Unvested	Other	Total
	Common	Common	Paid-In	Retained	Restricted	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2002	17,291,368	$17,291	$125,467	$82,011	$(147)	$7,978	$232,600

Net income	—	—	—	17,765	—	—	17,765
Cash dividend declared (0.94 per share)	—	—	—	(16,266)	—	—	(16,266)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	—	(1,852)	(1,852)
Interest rate swaps	—	—	—	—	—	548	548
Exercise of stock options	1,000	1	19	—	—	—	20
Grant of restricted stock	18,414	19	303	—	(322)	—	—
Unearned compensation amortization	—	—	—	—	177	—	177

BALANCE AT DECEMBER 31, 2003	17,310,782	$17,311	$125,789	$83,510	$(292)	$6,674	$232,992

Net income	—	—	—	(6,620)	—	—	(6,620)
Cash dividend declared ($0.715 per share)	—	—	—	(12,409)	—	—	(12,409)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	—	(5,865)	(5,865)
Interest rate swaps	—	—	—	—	—	227	227
Exercise of stock options	38,648	39	688	—	—	—	727
Grant of restricted stock, net of forfeitures	25,574	25	500	—	(525)	—	—
Unearned compensation amortization	—	—	—	—	239	—	239

BALANCE AT DECEMBER 31, 2004	17,375,004	$17,375	$126,977	$64,481	$(578)	$1,036	$209,291

Net income	—	—	—	27,299	—	—	27,299
Cash dividend declared ($0.64 per share)	—	—	—	(11,158)	—	—	(11,158)
Change, net of tax, in unrealized gain/loss on securities	—	—	—	—	—	(7,005)	(7,005)
Exercise of stock options	71,723	72	1,227	—	—	—	1,299
Grant of restricted stock, net of forfeitures	18,221	18	380	—	(398)	—	—
Acceleration of stock option vesting	—	—	20	—	—	—	20
Unearned compensation amortization	—	—	—	—	352	—	352

BALANCE AT DECEMBER 31, 2005	17,464,948	$17,465	$128,604	$80,622	$(624)	$(5,969)	$220,098

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,299	$(6,620)	$17,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	7,030	8,991	12,300
Provision for loan losses	5,764	1,305	4,945
Net securities losses (gains)	1,532	(4,477)	(3,052)
Loss on sale of premises and equipment	202	24	24
Gain on sale of other real estate owned	(109)	(145)	(117)
Gain on sale of loans	—	(1,158)	—
Gain on sale of merchant processing program	(411)	—	—
Gain on sale of branches	(6,204)	—	—
Loss on low-income housing investments	2,210	2,193	286
Increase (decrease) in deferred taxes	5,892	(13,192)	3,724
Net gain on sale of loans held for sale	(681)	(618)	(1,988)
Proceeds from sale of loans held for sale	66,956	81,352	189,664
Origination of loans held for sale	(65,624)	(81,665)	(174,151)
Other operating	246	139	84
Decrease in other assets	3,747	528	2,824
Increase (decrease) in other liabilities	4,035	396	(73,403)

Net cash flows provided by (used in) operating activities	51,884	(12,947)	(21,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	179,152	209,824	419,893
Proceeds from sales of securities available for sale	30,595	373,630	328,278
Purchase of securities available for sale	(104,210)	(417,778)	(777,119)
(Increase) decrease in loans made to customers	(103,806)	24,892	(98,150)
Decrease in loans from sale of branches	13,772	—	—
Proceeds from sale of loans	—	7,043	—
Proceeds from sale of merchant processing program	585	—	—
Purchase of premises and equipment	(4,869)	(5,439)	(6,568)
Proceeds from sale of premises and equipment from sale of branches	608	—	—
Proceeds from sale of premises and equipment	211	5,512	1,513
Proceeds from sale of other real estate owned	724	1,598	1,424

Net cash flows provided by (used in) investing activities	12,762	199,282	(130,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(19,590)	83,911	30,682
Decrease in deposits from sale of branches	(68,448)	—	—
Net increase (decrease) in short-term borrowed funds	26,641	(124,118)	159,302
Proceeds from long-term borrowings	—	334,003	10,000
Repayment of long-term borrowings	(2,483)	(470,269)	(28,577)
Proceeds from trust preferred securities	—	—	35,568
Repayment of trust preferred securities	—	—	(34,500)
Dividends paid	(11,144)	(13,698)	(16,261)
Proceeds from exercise of stock options	1,299	727	20

Net cash flows (used in) provided by financing activities	(73,725)	(189,444)	156,234

Net (decrease) increase in cash and cash equivalents	(9,079)	(3,109)	4,410

Cash and cash equivalents at beginning of year	71,834	74,943	70,533

Cash and cash equivalents at end of year	$62,755	$71,834	$74,943

Consolidated Statements of Cash Flows are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$55,239	$48,702	$72,484
Income taxes (benefit)	(288)	(681)	(3,340)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain)/loss on securities available for sale	$12,013	$9,860	$(3,113)
Change in deferred taxes attributable to securities available for sale	(4,861)	(3,995)	(1,261)
Other real estate acquired in settlement of loans	836	843	443
Dividends declared and not paid	2,794	2,780	4,068

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation is a bank holding company that is based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association (“Integra Bank” or “Bank”). As used in these notes, the terms “Company” and “Integra” refer to Integra Bank Corporation and its subsidiaries. The Company owns Integra Reinsurance Company, Ltd. which was formed under the laws of the Turks and Caicos Islands and the state of Arizona. The Company merged a real estate holding subsidiary, Twenty-One Southeast Third Corporation, into the Company in May 2003. The Company also has a controlling interest in Integra Capital Trust II and Integra Capital Statutory Trust III, its trust securities affiliates. In June 2003, the Company dissolved Integra Capital Trust I, when the trust securities were called and issued new securities through the new affiliate, Integra Capital Statutory Trust III. The Company provides services and assistance to its wholly owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, the Company receives income and/or dividends from Integra Bank, where most of the Company’s activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio. These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services. Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes, online banking, and complete personal and corporate trust services. Integra Bank also has a 71% ownership interest in Total Title Services, LLC, a provider of residential title insurance.

Integra Bank’s products and services are delivered through its customers’ channel of preference. At December 31, 2005, Integra Bank serves its customers through 74 banking centers, 127 automatic teller machines (“ATMs”) and three loan production offices. Integra Bank also serves its customers through its telephone banking and offers a suite of Internet-based products and services that can be found at http://www.integrabank.com.

Integra Reinsurance Company, Ltd. is an insurance company formed in June 2002 under the laws of the Turks and Caicos Islands as an exempted company for twenty years under the companies Ordinance 1981. It operates as an alien corporation in the state of Arizona and as such is subject to the rules and regulations of the National Association of Insurance Companies (“NAIC”). The company sells only American United Life Insurance Company’s credit life and disability policies and operates within the Bank’s banking center system. Integra Reinsurance Company began operation in May 2003.

The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States. The following is a description of the Company’s significant accounting policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Integra Bank Corporation and its certain subsidiaries. At December 31, 2005, the Company’s subsidiaries included in the consolidated financial statements consisted of a commercial bank, Integra Bank, and a reinsurance company. In May 2003, the Company merged its property management company into the parent company and also formed a reinsurance company. In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“VIEs”). FIN 46 provides that business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interest. Certain VIEs that are qualifying special purpose entities

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs of the Company beginning July 1, 2003. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This statement establishes guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of July 1, 2003, the Company adopted FIN 46 and SFAS 150 for Integra Statutory Capital Trust III, by deconsolidating the statutory business trust it created in June, 2003 to issue additional trust preferred securities that were used to redeem an earlier issue of trust preferred securities. The Company also deconsolidated Integra Capital Trust II in accordance with FIN 46. Earlier periods will have the statutory business trust that issued the trust preferred securities redeemed included in the consolidated financial statements.

All significant intercompany transactions and balances have been eliminated. The Company and its subsidiaries utilize the accrual basis of accounting. Certain prior period amounts have been reclassified to conform to the 2005 financial reporting presentation.

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

Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at market value. Unrealized gains or losses are reported as increases or decreases in shareholders’ equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cost of specific securities sold, are included as a component of net income. Security transactions are accounted for on a trade date basis.

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

Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method, which approximates the effective interest rate. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Management endeavors to recognize as quickly as possible situations where the borrower’s repayment ability has become impaired or the collectability of interest is doubtful or involves more than the normal degree of risk. Generally, a loan is placed on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged-off. Real estate 1 — 4 family loans (both first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. The Company adheres to the standards for classification and treatment of open and closed-end credit extended to individuals for household, family and other personal expenditures, and includes consumer loans and credit cards, that are established by the Uniform Retail Classification and Account Management Policy (OCC Bulletin 2000-20). At the time a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and deferred loan fees amortization is discontinued. When doubt exists as to the collectability of the remaining book balance of a loan placed in nonaccrual status, any payments received will be applied to reduce principal to the extent necessary to eliminate such doubt. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest and principal. Past due loans are loans that are contractually past due as to interest or principal payments.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is that amount which, in management’s opinion, is adequate to absorb probable loan losses as determined by management’s ongoing evaluation of the loan portfolio and its inherent risks. The evaluation by management is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. During the third quarter of 2004, management enhanced the process that it uses to perform this analysis. These enhancements included expanded data analysis, improved back-testing and continued refinements to documentation surrounding the adequacy of the allowance. The result includes more reliable measures of the probability of default and risk of loss given default for the Company’s categories of loans with similar risk characteristics. The principal change involved the ability to analyze loss data over a longer period of time. This allows the Company to improve the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. These changes do not impact losses estimated in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan and overall did not have a material effect on the balance of the allowance for loan losses.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

A review of selected loans (based on loan type and size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with those members of management assigned accountability for the credit relationship. This review is supplemented with reviews by the loan review area, which provides information which assists in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.

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

Historical loss ratios are applied to other homogeneous pools of loans, such as consumer installment and residential real estate loans. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in the bank’s geographic areas, specific industry financial conditions and other factors.

The unallocated portion of the allowance is determined based on management’s assessment of economic conditions and specific economic factors in the individual markets in which the Company operates.

OTHER REAL ESTATE OWNED

Properties acquired through foreclosure and unused bank premises are initially recorded at market value, reduced by estimated selling costs and are accounted for at lower of cost or fair value. The market values of other real estate are typically determined based on appraisals by independent third parties. Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans. Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense. At December 31, 2005 and 2004, net other real estate owned was $440 and $243, respectively.

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

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs, the Company expects to receive on loans sold with servicing retained. MSRs are capitalized as separate assets when loans are sold and servicing is retained. The carrying value of MSRs is amortized in proportion to and over the period of, net servicing income and this amortization is recorded as a reduction to income.

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs. The Company disaggregates its servicing rights portfolio based on loan type and interest rate, which are the predominant risk characteristics of the underlying loans. Any impairment would need to be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to an expected increase in prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. On an ongoing basis, management considers relevant factors to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

Servicing rights resulting from loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment on an ongoing basis, based on market value, with any impairment recognized through a valuation allowance. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. Costs of servicing loans are charged to expense as incurred. At December 31, 2005 and 2004, the Company had mortgage servicing rights assets of $2,588 and $2,806, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract’s specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. Freestanding derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting.

Effective January, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a freestanding derivative instrument. For a fair value hedge, the ineffective portion of changes in the market value of the derivative instrument and changes in the market value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the market value of the derivative instrument, to the extent that it is effective, are recorded as a component of accumulated other comprehensive income within shareholders’ equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. For freestanding derivative instruments, changes in the market values are reported in current period net income.

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

Free-Standing Derivative Instruments — Derivative transactions that do not qualify for hedge accounting treatment under FAS 133 would be considered free-standing derivative instruments. Gains of losses from these instruments would be marked—to-market on a monthly basis and the impact recorded in net income. It is the Company’s policy not to enter into freestanding derivative instruments without prior approval from the Asset Liability and Finance Committee (“ALCO”) of the Board of Directors.

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

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

STOCK-BASED COMPENSATION

Stock options are accounted for using the intrinsic value method following Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs been determined based on the grant date market values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

	For the Year Ended December 31,
	2005	2004	2003

Net income (loss):
As reported	$27,299	$(6,620)	$17,765
Add: Stock-based compensation expense included in reported net income (loss), net of tax	221	142	105
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,505	1,021	857

Proforma	$25,015	$(7,499)	$17,013

Earnings (loss) per share:
Basic
As reported	$1.57	$(0.38)	$1.03
Proforma	1.44	(0.43)	0.98
Diluted
As reported	$1.56	$(0.38)	$1.03
Proforma	1.43	(0.43)	0.98

The market values of the stock options granted have been estimated using the Black-Scholes options pricing model with the following weighted average assumptions.

	2005	2004	2003

Number of options granted	300,154	304,772	354,946
Risk-free interest rate	4.04%	3.97%	3.35%
Expected life, in years	7	7	7
Expected volatility	33.20%	33.16%	33.40%
Expected dividend yield	3.00%	3.13%	5.31%
Estimated fair value per option	$6.43	$5.89	$3.63

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in the FSP in 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the accounting for and reporting of a change in accounting principle. This statement applies to all

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. The impact of adoption of SFAS No. 123(R) will apply to awards issued after January 1, 2006, with expense being recognized for future grants using the Black-Scholes model. The Company adopted SFAS No. 123(R) on January 1, 2006, using the prospective application method. The Company had no unvested options at December 31, 2005 following a December 2005 acceleration of vesting. Note 16 of this report provides additional information.

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

The following provides a reconciliation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2005	2004	2003

Net income (loss)	$27,299	$(6,620)	$17,765
Weighted average shares outstanding — Basic	17,381,682	17,318,299	17,285,149
Stock option adjustment	54,759	—	10,545
Restricted stock adjustment	31,102	—	4,596

Average shares outstanding — Diluted	17,467,543	17,318,299	17,300,290

Earnings per share — Basic	$1.57	$(0.38)	$1.03
Effect of stock options	(0.01)	—	—

Earnings per share — Diluted	$1.56	$(0.38)	$1.03

Options to purchase 625,113 shares, 1,058,281 shares and 1,095,108 shares were outstanding at December 31, 2005, 2004 and 2003, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Average shares outstanding were used in calculating both basic and diluted earnings per share for 2005. In a loss situation, as was experienced in 2004, the effect of any stock options or restricted stock would be antidilutive. For 2004, the antidilutive amount of the stock options was 63,777 shares and the restricted stock was 17,585 shares.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 3.	SECURITIES

On December 31, 2005 and 2004, the Company held only available for sale securities. Amortized cost and market value of securities classified as available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2005:
U.S. Government agencies	$1,149	$—	$30	$1,119
Mortgage-backed securities	169,942	292	3,730	166,504
Collateralized Mortgage Obligations	373,198	—	10,885	362,313
States & political subdivisions	82,415	2,935	96	85,254
Other securities	64,595	1,605	360	65,840

Total	$691,299	$4,832	$15,101	$681,030

December 31, 2004:
U.S. Government agencies	$1,100	$3	$8	$1,095
Mortgage-backed securities	230,843	916	1,074	230,685
Collateralized Mortgage Obligations	411,925	130	4,929	407,126
States & political subdivisions	93,520	4,298	5	97,813
Other securities	61,926	2,841	427	64,340

Total	$799,314	$8,188	$6,443	$801,059

The amortized cost and fair value of the securities as of December 31, 2005, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

	Less Than 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Maturity		Maturity		Maturity		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government agencies	$—	—	$799	4.04%	$350	4.40%	$—	—	$1,149	4.15%
Mortgage-backed securities	—	—	136,609	4.34%	33,333	4.51%	—	—	169,942	4.37%
Collateralized mortgage obligations	—	—	164,431	4.32%	208,767	4.30%	—	—	373,198	4.31%
States & political subdivisions	3,365	7.64%	18,504	7.38%	41,757	7.67%	18,789	5.62%	82,415	7.14%
Other securities	—	—	25	5.97%	—	—	64,570	7.14%	64,595	7.14%

Amortized Cost	$3,365	7.64%	$320,368	4.50%	$284,207	4.82%	$83,359	6.79%	$691,299	4.93%

Fair Value	$3,375		$312,943		$279,510		$85,202		$681,030

Note: The yield is calculated on a 35 percent federal-tax-equivalent basis.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Securities available for sale realized gains and (losses) are summarized as follows:

	2005	2004	2003

Gross realized gains	$89	$5,635	$3,079
Gross realized losses	(1,621)	(1,158)	(27)

Total	$(1,532)	$4,477	$3,052

Securities with unrealized losses not recognized in income are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government agencies	$830	$19	$289	$11	$1,119	$30
Mortgage-backed securities	69,997	1,267	84,899	2,463	154,896	3,730
Collateralized mortgage obligations	83,213	1,381	279,100	9,504	362,313	10,885
State & political subdivisions	605	94	150	2	755	96
Other securities	26,917	331	8,080	29	34,997	360

Total	$181,562	$3,092	$372,518	$12,009	$554,080	$15,101

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2004	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agencies	$694	$8	$—	$—	$694	$8
Mortgage-backed securities	144,871	1,014	1,755	60	146,626	1,074
Collateralized Mortgage Obligations	268,533	2,983	83,813	1,946	352,346	4,929
State & political subdivisions	1,098	5	—	—	1,098	5
Other securities	20,867	427	—	—	20,867	427

Total	$436,063	$4,437	$85,568	$2,006	$521,631	$6,443

Declines in the fair value of available-for-sale securities below their cost and deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon these considerations, the Company believes that all these unrealized losses represent temporary impairments and are primarily attributable to changes in interest rates.

During the first quarter of 2005, the Company determined that two securities, with a book value of $21,411, should be treated as other-than-temporarily impaired, which resulted in a loss of $742 for that quarter. These securities were sold in the second quarter of 2005. The Company also recognized an other-than-temporary impairment on four agency perpetual preferred securities with a book value of $13,168, which resulted in a loss of $455 during the third quarter of 2005.

The Company has determined that there were no additional other-than-temporary impairments associated with the above securities at December 31, 2005.

At December 31, 2005 and 2004, the carrying value of securities pledged to secure public deposits, trust funds, repurchase agreements and FHLB advances was $435,574 and $424,952, respectively.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 4.	LOANS

A summary of loans as of December 31, follows:

	2005	2004

Commercial
Commercial, industrial and agricultural loans	$572,936	$563,382
Economic development loans and other obligations of state and political subdivisions	8,422	13,195
Lease financing	5,740	5,731

Total commercial	587,098	582,308
Commercial real estate
Commercial mortgages	180,907	224,066
Construction and development	186,177	72,517

Total commercial real estate	367,084	296,583
Residential mortgages	447,250	456,007
Home equity	135,685	143,037
Consumer loans	213,079	187,395

Total loans	1,750,196	1,665,330
Less: unearned income	4	6

Loans, net of unearned income	$1,750,192	$1,665,324

A summary of non-performing loans, including those classified as loans held for sale, as of December 31 follows:

	2005	2004	2003

Nonaccrual	$25,013	$17,971	$15,725
90 days past due and still accruing interest	40	576	2,566

Total non-performing loans	$25,053	$18,547	$18,291

The following table presents data on impaired loans at December 31:

	2005	2004	2003

Impaired loans for which there is a related allowance for loan losses	$17,010	$4,241	$6,726
Impaired loans for which there is no related allowance for loan losses	8,109	13,730	10,080

Total impaired loans	$25,119	$17,971	$16,806

Allowance for loan losses for impaired loans included in the allowance for loan losses	$4,380	$2,482	$3,112
Average recorded investment in impaired loans	24,378	19,224	18,043
Interest income recognized from impaired loans	338	58	110
Cash basis interest income recognized from impaired loans	134	109	98

There are no unused commitments available on any impaired loans.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amount of loans serviced by the Company for the benefit of others is not included in the accompanying Consolidated Balance Sheets. The amount of unpaid principal balances of these loans was $309,493, $304,292 and $290,830 as of December 31, 2005, 2004 and 2003, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

In the normal course of business, Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and the Company. The activity in these loans during 2005 is as follows:

	2005	2004

Balance as of January 1	$3,225	$3,795
New loans	1,710	2,235
Repayments	(2,209)	(2,805)
Director and officer changes	(1,493)	—

Balance as of December 31	$1,233	$3,225

The balance of related party deposits as of December 31	$6,797	$11,702

NOTE 6.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

	2005	2004	2003

Balance at beginning of year	$23,794	$25,403	$24,632
Loans charged to allowance	(6,618)	(4,858)	(6,510)
Recoveries credited to allowance	1,452	2,319	2,336

Net charge-offs	(5,166)	(2,539)	(4,174)
Provision for loan losses	5,764	1,305	4,945
Allowance related to loans sold	—	(299)	—
Reclassification of allowance related to unfunded commitments to other liabilities	—	(76)	—

Balance at end of year	$24,392	$23,794	$25,403

NOTE 7.	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

	2005	2004

Land	$7,232	$5,837
Buildings and lease improvements	63,218	61,916
Equipment	23,009	26,267
Construction in progress	1,790	2,415

Total cost	95,249	96,435
Less accumulated depreciation	45,143	46,202

Net premises and equipment	$50,106	$50,233

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Depreciation and amortization expense for 2005, 2004 and 2003 was $4,226, $4,240 and $4,060 respectively.

NOTE 8.	INTANGIBLE ASSETS

	December 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill (Non-amortizing)	$44,491	$—	$44,491	$44,839	$—	$44,839
Core deposits (Amortizing)	17,080	(9,315)	7,765	17,080	(8,383)	8,697

Total intangible assets	$61,571	$(9,315)	$52,256	$61,919	$(8,383)	$53,536

Amortization expense for core deposit intangibles for 2005, 2004 and 2003 was $933, $1,612 and $1,619, respectively. Core deposit intangibles amortize over varying periods through 2014. Goodwill decreased by $348 in 2005 as a result of the sale of the West Kentucky Insurance subsidiary. There were no valuation impairments for goodwill or core deposit intangibles for 2005 or 2004.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year Ending December 31,

2006	$933
2007	933
2008	933
2009	933
2010	933
Thereafter	3,100

NOTE 9.	MORTGAGE SERVICING RIGHTS

A summary of capitalized Mortgage Servicing Rights (“MSRs”) at December 31, which are included in other assets follows:

	2005	2004	2003

Balance at beginning of year	$2,806	$2,744	$1,440
Amount capitalized	573	751	1,673
Amount amortized	(791)	(689)	(498)
Change in valuation allowance	—	—	129

Balance at end of year	$2,588	$2,806	$2,744

An increase in prepayment speeds of 10% and 20% may result in a decline in fair value of $83 and $161, respectively. The effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities. There was no valuation reserve at December 31, 2005 or 2004.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 10.	DEPOSITS

As of December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$456,468
2007	209,169
2008	75,435
2009	17,390
2010 and thereafter	26,063

Total	$784,525

The Company had $72,564 in brokered deposits at December 31, 2005 and $7,096 at December 31, 2004.

NOTE 11.	INCOME TAXES

The components of income tax expense for the three years ended December 31 are as follows:

	2005	2004	2003

Federal:
Current	$1,205	$(2,988)	$3,472
Deferred	6,261	(9,879)	(3,254)

Total	7,466	(12,867)	218

State:
Current	$781	$1,389	$310
Deferred	(368)	(3,313)	(470)

Total	413	(1,924)	(160)

Total income taxes (benefit)	$7,879	$(14,791)	$58

The portion of the tax provision relating to net realized securities gains amounted to $(621), $1,814 and $1,237 for 2005, 2004 and 2003, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

	2005	2004	2003

Federal income tax computed at the statutory rates	$12,313	$(7,494)	$6,238
Adjusted for effects of:
Tax exempt interest	(1,761)	(1,939)	(2,633)
Nondeductible expenses	221	321	342
Low income housing credit	(2,510)	(2,625)	(2,386)
Cash surrender value of life insurance policies	(822)	(542)	(626)
Dividend received deduction	(215)	(253)	(530)
Reduction of valuation allowance	—	—	(330)
State taxes, net of Federal benefit	807	(1,251)	(104)
Other differences	(154)	(1,008)	87

Total income taxes	$7,879	$(14,791)	$58

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of principal temporary differences are shown in the following table:

	December 31,
	2005	2004

Allowance for loan losses	$9,004	$9,070
Alternative minimum tax credit carryforward	3,545	723
Low income housing tax credit carryforward	9,473	7,410
Net operating loss carryforward	2,387	10,732
Unrealized loss on securities available for sale	4,154	—
Writedown on loans held for sale	140	846
Other, net	1,324	1,391

Total deferred tax assets	30,027	30,172
Direct financing and leveraged leases	(5,228)	(5,778)
FHLB dividend	(1,582)	(1,579)
Mortgage servicing rights	(959)	(1,070)
Partnership income	(1,148)	(968)
Premises and equipment	(4,634)	(2,292)
Purchase accounting adjustments	(648)	(919)
Unrealized gain on securities available for sale	—	(707)

Total deferred tax liabilities	(14,199)	(13,313)

Net deferred tax asset	$15,828	$16,859

At December 31, 2005, the Company had state net operating loss carryforwards of $43,004, which begin to expire in 2017. The Company’s low income housing tax credit carryforwards begin to expire in 2022. The Company’s alternative minimum tax credit carryforwards do not have an expiration date.

The Company has, in its judgment, determined that no valuation allowance is required with respect to the deferred tax assets.

NOTE 12.	SHORT-TERM BORROWINGS

Information concerning short-term borrowings for the years ended December 31 was as follows:

	2005	2004

Federal funds purchased	$44,400	$55,700
Securities sold under agreements to repurchase	202,262	74,194
Short-term Federal Home Loan Bank advances	152,926	45,039

Total short-term borrowed funds	$399,588	$174,933

A summary of selected data related to short-term borrowed funds follows:
Average amount outstanding	$324,506	$170,295
Maximum amount at any month-end	426,198	239,654
Weighted average interest rate:
During year	3.21%	1.30%
End of year	3.48%	1.90%

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2005, the Company had $225,600 available from unused federal funds purchased lines. In addition, the Company has an unsecured line of credit available which permits it to borrow up to $15,000. At December 31, 2005, $15,000 remained available for future use. At December 31, 2005, the Company was in compliance with all debt covenants associated with short-term borrowings.

NOTE 13.	LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2005	2004

FHLB Advances
Fixed maturity advances (weighted average rate of 2.64% and 2.26% as of December 31, 2005 and 2004, respectively)	$102,500	$215,000
Amortizing and other advances (weighted average rate of 5.71% and 5.85% as of December 31, 2005 and 2004, respectively)	4,506	6,653

Total FHLB Advances	107,006	221,653
Securities sold under repurchase agreements with maturities at various dates through 2008 (weighted average fixed rate of 2.78% and 3.85% as of December 31, 2005 and 2004, respectively)	75,000	160,000
Notes payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	6,731	7,581
Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000
Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000
Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011	18,557	18,557
Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable effective June 25, 2008	35,568	35,568

Total long-term borrowings	$256,862	$457,359

Aggregate maturities required on long-term borrowings at December 31, 2005 are due in future years as follows:

2006	$913
2007	114,562
2008	67,766
2009	2,272
2010	1,261
Thereafter	70,088

Total principal payments	$256,862

During the first quarter of 2004, the Company prepaid $467,000 in long-term Federal Home Loan Banks (“FHLB”) fixed rate advances with an average yield of 6.16% and a remaining average life of about 4 years. The Company also entered into $294,000 of new long-term advances during the first quarter of 2004 as part of the balance sheet restructuring, with an average life of 2.6 years. As a result of the prepayment of long-term FHLB

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

advances, the Company incurred debt prepayment expenses of $56,998 in 2004. In 2003, the Company prepaid $15,000 in long-term FHLBs advances and incurred debt prepayment expenses of $1,243.

Included in long-term borrowings is $75,000 of national market repurchase agreements with original maturity dates of greater than one year.

The Company borrows these funds under a master repurchase agreement. The Company must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, the Company’s repurchase agreement counterparty had an option to put the collateral back to the Company at the repurchase price on a specified date.

Also included in long-term borrowings are $107,006 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. The Company must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At December 31, 2005, the Company had an adequate amount of mortgage-backed securities and mortgage loans to satisfy the collateral requirements associated with these borrowings. At December 31, 2005, the amount of the mortgage loans pledged as collateral totaled $328,835.

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

In July 2001, the Company issued $18,000 of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, Integra Capital Trust II. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semiannually. The issue matures on July 25, 2031. Issuance costs of $581 were paid by the Company and are being amortized over the life of the securities. The Company has the right to call these securities at par effective July 25, 2011.

The principal assets of each trust subsidiary are subordinated debentures of the Company. The subordinated debentures bear interest at the same rate as the related trust preferred securities and mature on the same dates. The obligations of the Company with respect to the trust preferred securities constitute a full and unconditional guarantee by the Company of the trusts’ obligations with respect to the securities.

Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company’s common stock or debt securities that rank junior to the subordinated debenture.

At December 31, 2005, the Company was in compliance with all debt covenants associated with its long-term borrowings.

NOTE 14.	SHAREHOLDERS’ EQUITY

On July 18, 2001, the Company adopted a Shareholder Rights Plan. Under the Plan, rights were distributed at the rate of one right for each share held by shareholders of record as of the close of business on July 30, 2001. Initially, each right will entitle shareholders to buy one one-hundredth of a share of preferred stock at a purchase price of $75.

The rights generally will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, upon consummation, would result in a person or group owning 15% or more of the Company’s common stock. In such event, each right not owned by such person or group will entitle its holder to purchase at the then current purchase price, shares of common stock (or their

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

equivalent) having a value of twice the purchase price. Under certain circumstances, the rights are exchangeable for shares or are redeemable at a price of one cent per right. The rights will expire on July 18, 2011.

On September 15, 2004, the Company executed an amendment (the “Amendment”) to the rights agreement. The Amendment amended the rights agreement to eliminate the continuing director or so-called “dead-hand” provisions. Previously, these provisions prevented the Company from taking certain actions under the rights agreement (such as amending the rights agreement or, in some cases, redeeming the rights) without approval from a majority of the “Continuing Directors.” “Continuing Director” was defined generally to mean any director of the Company who was not an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as those terms are defined in the rights agreement) and who either (1) was a director on July 18, 2001, or (2) subsequently became a director and whose nomination for election or election was recommended or approved by a majority of the Continuing Directors then serving on the Board of Directors. As a result of the Amendment, actions which previously required approval by a majority of the Continuing Directors now instead require approval solely by the Board of Directors of the Company.

NOTE 15.	REGULATORY MATTERS

Integra Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank of St. Louis based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2005, the net reserve requirement totaled $6,569. The Bank was in compliance with all cash reserve requirements as of December 31, 2005.

The Company and Integra Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on the Company’s financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2005, the Company and Integra Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2005, the most recent notification from the federal and state regulatory agencies categorized Integra Bank as well capitalized. Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the categorization of Integra Bank.

The amount of dividends which the Company’s subsidiaries may pay is governed by applicable laws and regulations. For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years. As of December 31, 2005, Integra Bank has retained earnings available for distribution in the form of dividends to the Company without prior regulatory approval.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the actual capital amounts and ratios for the Company, on a consolidated basis, and Integra Bank:

					Minimum
			Minimum Ratios for Capital		Capital Ratios
	Actual		Adequacy Purposes		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total Capital (to Risk Weighted Assets)
Consolidated	$261,831	13.15%	$159,334	8.00%	N/A	N/A
Integra Bank	251,636	12.66%	158,992	8.00%	198,740	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$223,343	11.21%	$79,667	4.00%	N/A	N/A
Integra Bank	227,148	11.43%	79,496	4.00%	119,244	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$223,343	8.33%	$107,191	4.00%	N/A	N/A
Integra Bank	227,148	8.56%	106,104	4.00%	132,630	5.00%
As of December 31, 2004
Total Capital (to Risk Weighted Assets)
Consolidated	$242,042	12.56%	$154,195	8.00%	N/A	N/A
Integra Bank	230,636	12.01%	153,574	8.00%	191,967	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$202,715	10.52%	$77,098	4.00%	N/A	N/A
Integra Bank	206,766	10.77%	76,787	4.00%	115,180	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$202,715	7.64%	$106,139	4.00%	N/A	N/A
Integra Bank	206,766	7.86%	105,160	4.00%	131,450	5.00%

NOTE 16.	STOCK OPTION PLAN AND AWARDS

The Company’s 2003 Stock Option and Incentive Plan currently reserves shares of common stock for issuance as incentive awards to directors and key employees of the Company. Awards may be incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. The Company’s 1999 Stock Option and Incentive Plan provided for incentive stock options and non-qualified stock options. All options granted under the current plans or any predecessor (the “Plans”) are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Under the Plans, at December 31, 2005, there were 398,947 shares available for the granting of additional awards.

In 1999, the Company also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of its Chairman and CEO. Such options are vested and must be exercised within ten years. At December 31, 2005, all 31,500 options remained outstanding.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the options granted under the Plans by the Company as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	1,227,652	$21.10	1,086,377	$21.20	773,472	$22.73
Options granted	300,154	21.67	304,772	20.45	354,946	17.75
Options exercised	(71,723)	18.10	(38,648)	18.82	(1,000)	19.69
Options forfeited	(135,530)	20.70	(124,849)	21.07	(41,041)	19.97

Options outstanding, end of year	1,320,553	$21.44	1,227,652	$21.10	1,086,377	$21.20

Options exercisable	1,320,553		584,038		530,594

In December 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options awarded to recipients under the plans effective December 19, 2005. The decision to accelerate the vesting was made primarily to reduce non-cash compensation expense that the Company would have recorded in its income statement in future periods upon the adoption of SFAS No. 123R in January 2006. These options were previously awarded to executive officers and employees. All other terms and conditions applicable to such options, including the exercise prices and exercise periods, remained unchanged.

As a result of this action, options to purchase up to 541,941 shares of common stock became exercisable immediately. Without the acceleration, the options would have vested on dates ranging from January 21, 2006 to August 17, 2007.

Since the Company during 2005, accounted for its stock options in accordance with APB Opinion No. 25, the eliminated future compensation expense related to the affected options is included as increased compensation expense of $1,222 and is included in Note 1 as a pro-forma disclosure. Under the intrinsic value provision of APB Opinion No. 25, the Company expensed $20 as a result of this acceleration. Based on the Company’s closing stock price on the date the accelerated vesting took place, 47% of the total options immediately vested had prices below the closing market price, resulting in the $20 of compensation expense.

The following table summarizes information about options granted under the Plans that were outstanding at December 31, 2005:

			Weighted Average
		Weighted Average	Remaining		Weighted Average
	Number	Exercise	Contractual Life	Number	Exercise
Range of Exercise Price	Outstanding	Price	(In Years)	Exercisable	Price

$15.75 - 20.00	387,900	$18.36	7.1	387,900	$18.36
20.01 - 23.50	787,525	21.58	7.5	787,525	21.58
23.51 - 26.00	97,700	25.50	3.8	97,700	25.50
26.01 - 38.00	47,428	35.96	2.3	47,428	35.96

	1,320,553	$21.44	6.9	1,320,553	$21.44

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The 2003 Plan permits the award of up to 300,000 shares of restricted stock. Prior to 2003, the Company made awards of restricted stock outside of any plan. The shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. A summary of the status of the restricted stock granted by the Company as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005	2004	2003
	Shares	Shares	Shares

Restricted shares outstanding, beginning of year	38,100	23,748	10,668
Shares granted	25,387	27,326	18,414
Shares vested	(14,260)	(11,222)	(5,334)
Shares forfeited	(7,166)	(1,752)	—

Restricted shares outstanding, end of year	42,061	38,100	23,748

Weighted-average fair value per share at date of grant	$21.39	$20.35	$17.48
Compensation expense (in thousands)	352	239	177

The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective application method.

NOTE 17.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of financial instruments of the Company at December 31:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$62,755	$62,755	$71,834	$71,834
Loans held for sale (at lower of cost or market)	522	522	1,173	1,173
Securities available for sale	681,030	681,030	801,059	801,059
Regulatory stock	33,102	33,102	32,975	32,975
Loans-net of allowance	1,725,800	1,790,512	1,641,530	1,720,490
Mortgage servicing rights	2,588	3,590	2,806	3,154
Interest rate swap agreement	$147	$147	$53	$53
Financial Liabilities:
Deposits	$1,808,503	$1,805,446	$1,896,541	$1,900,337
Short-term borrowings	399,588	399,102	174,933	174,854
Long-term borrowings	256,862	261,865	457,359	465,238
Interest rate swap agreements	$(571)	$(571)	$(448)	$(448)

The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent fair values of all assets and liabilities of the Company and, thus, should not be interpreted to represent a market or liquidation value for the Company.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

DERIVATIVE INSTRUMENTS

The fair value of interest rate swap agreements is based on the amount expected to be received or paid to terminate such agreements.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company is committed under various operating leases for premises and equipment. Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,

2006	$2,073
2007	1,862
2008	1,470
2009	1,337
2010	1,126
Thereafter	8,976

Total	$16,844

Rental expense for these operating leases totaled $2,090, $1,694 and $1,715 in 2005, 2004 and 2003, respectively.

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

Integra Bank evaluates each credit request of their customers in accordance with established lending policies. Based on these evaluations and the underlying policies, the amount of required collateral (if any) is established. Collateral held varies but may include negotiable instruments, accounts receivable, inventory, property, plant and equipment, income producing properties, residential real estate and vehicles. Integra Bank’s access to these collateral items is generally established through the maintenance of recorded liens or, in the case of negotiable instruments, possession.

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

The Company’s exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

obligations as it does for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2005, follows:

				Ranges of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitment	Commitment	Commitment	Commitments

Commitments to extend credit	$432,323	$53,564	$485,887	2.10% - 21.00%
Standby letters of credit	10,950	3,061	14,011	3.75% - 10.25%

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

Standby letters of credit, both financial and performance, are written conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company also has $2,740 of additional non-reimbursable standby letters of credit.

The Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Company and its subsidiaries.

On August 31, 2005, the Company received a notice of proposed deficiency from the Internal Revenue Service (IRS) related to the IRS examination of the Company’s 2002 federal income tax return. The notice included a significant increase to taxable income with respect to the Company’s mark-to-market of mortgage loans for income tax purposes. If the IRS ultimately were to prevail on its position with respect to the Company’s mark-to-market of these loans, the Company would owe approximately $45,000 in additional federal income tax, plus interest. Any such taxes due would be a result of timing differences. As these mortgage loans pay off or down, the tax liability will reverse and therefore not impact the earnings of the Company. However, there would be an income statement impact to the extent interest is owed. The Company does not agree with the position of the examiner and filed a formal protest with the IRS on September 29, 2005. Due to the very early stage of this matter, management cannot accurately make an estimate of potential exposure, if any. After a review of the information currently available and consultation with the Company’s tax advisors and legal counsel, management believes that the Company has a clearly defensible position on this issue.

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

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 20.	EMPLOYEE RETIREMENT PLANS

Substantially all employees are eligible to contribute a portion of their pretax salary to a defined contribution plan. The Company may make contributions to the plan in varying amounts depending on the level of employee contributions. The Company’s expense related to this plan was $995, $1,045 and $988 for 2005, 2004 and 2003, respectively.

The Company also has a benefit plan offering postretirement medical benefits. The medical portion of the plan is contributory to the participants. The Company has no plan assets attributable to the plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees are provided service for such benefits. Employees of the Company hired by The National City Bank of Evansville before 1978 who are age 55 with 5 years of service and retire directly from the Company are eligible for a medical plan premium reimbursement. The Company reserves the right to terminate or make changes at any time.

The 2005 health care cost trend rate is projected to be 10.0%. The rate is assumed to decrease incrementally each year until it reaches 5.0% and remain at that level thereafter. Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 2005, accumulated postretirement benefit obligation or the annual cost of retiree health plans.

The discount rate is used to determine the present value of future benefit obligations and is determined by matching the expected cash flows of the plan to a yield curve based on long-term, high quality corporate bonds as of the measurement date. The discount rate reflected in the financial statements was 6.00% and 6.25% for 2005 and 2004, respectively.

The following summary reflects the plan’s funded status and the amounts reflected on the Company’s financial statements.

Actuarial present values of benefit obligations at December 31 are:

	Postretirement Benefits
	2005	2004

Change in Fair Value of Plan Assets:
Balance at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	133	159
Benefits paid, net of retiree contributions	(133)	(159)

Balance at end of year	$—	$—

Change in Benefit Obligation:
Balance at beginning of year	$1,972	$1,885
Service cost	113	103
Interest costs	112	113
Actuarial gains (losses)	(190)	30
Benefits paid, net of retiree contributions	(133)	(159)

Balance at end of year	$1,874	$1,972

Funded status	$(1,874)	$(1,972)
Unrecognized prior service cost	233	267
Unrecognized net actuarial loss	895	1,149

Accrued benefit cost	$(746)	$(556)

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net periodic pension cost included the following components for the years ended December 31:

	Postretirement Benefits
	2005	2004	2003

Service cost — benefits earned during the period	$113	$103	$45
Interest cost on projected benefit obligation	113	113	115
Net amortization and deferral	97	101	87

Net periodic cost	$323	$317	$247

The following table shows the future benefit payments, net of retiree contributions, which are expected to be paid during the following years:

Year Ending December 31,

2006	$160
2007	160
2008	147
2009	160
2010	161
Thereafter	842

NOTE 21.	SEGMENT INFORMATION

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

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for Banking and other operating units:

For the Year Ended
December 31, 2005	Banking	Other	Eliminations(1)	Total

Interest income	$139,997	$198	$(16)	$140,179
Interest expense	53,016	4,558	(16)	57,558

Net interest income	86,981	(4,360)	—	82,621
Provision for loan losses	5,764	—	—	5,764
Other income	35,521	31,707	(31,350)	35,878
Other expense	75,685	1,950	(78)	77,557

Earnings before income taxes	41,053	25,397	(31,272)	35,178

Income taxes (benefit)	10,030	(2,151)	—	7,879

Net income	$31,023	$27,548	$(31,272)	$27,299

Segment assets	$2,685,870	$289,425	$(267,153)	$2,708,142

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended
December 31, 2004	Banking	Other	Eliminations(1)	Total

Interest income	$132,157	$223	$(9)	$132,371
Interest expense	44,630	3,283	(9)	47,904

Net interest income	87,527	(3,060)	—	84,467
Provision for loan losses	1,305	—	—	1,305
Other income	33,309	(3,708)	4,006	33,607
Other expense	136,923	1,345	(88)	138,180

Earnings before income taxes	(17,392)	(8,113)	4,094	(21,411)

Income taxes (benefit)	(13,120)	(1,671)	—	(14,791)

Net income	$(4,272)	$(6,442)	$4,094	$(6,620)

Segment assets	$2,732,901	$277,177	$(252,913)	$2,757,165

For the Year Ended
December 31, 2003	Banking	Other	Eliminations(1)	Total

Interest income	$142,966	$2,522	$(2,373)	$143,115
Interest expense	67,297	5,949	(2,373)	70,873

Net interest income	75,669	(3,427)	—	72,242
Provision for loan losses	4,945	—	—	4,945
Other income	32,599	21,228	(21,034)	32,793
Other expense	79,912	2,459	(104)	82,267

Earnings before income taxes	23,411	15,342	(20,930)	17,823

Income taxes (benefit)	2,615	(2,557)	—	58

Net income	$20,796	$17,899	$(20,930)	$17,765

Segment assets	$2,951,085	$300,199	$(292,990)	$2,958,294

(1)	Eliminations include intercompany loan and deposits, interest income and expense, and earnings (loss) of the subsidiaries.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 22.	FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent company only) follows:

CONDENSED STATEMENTS OF BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$6,581	$5,570
Investment in banking subsidiaries	275,888	263,841
Investment in other subsidiaries	570	373
Securities available for sale	1,625	2,635
Other assets	7,944	8,944

TOTAL ASSETS	$292,608	$281,363

LIABILITIES
Short-term borrowings	$—	$—
Long-term borrowings	68,125	68,125
Dividends payable	2,794	2,780
Other liabilities	1,591	1,167

Total liabilities	72,510	72,072

SHAREHOLDERS’ EQUITY
Common stock	17,465	17,375
Capital surplus	128,604	126,977
Retained earnings	80,622	64,481
Unvested restricted stock	(624)	(578)
Accumulated other comprehensive income	(5,969)	1,036

Total shareholders’ equity	220,098	209,291

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$292,608	$281,363

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003

Dividends from banking subsidiaries	$12,000	$14,000	$4,000
Other income	155	182	389

Total income	12,155	14,182	4,389
Interest expense	4,558	3,283	3,810
Other expenses	1,736	1,098	2,319

Total expenses	6,294	4,381	6,129

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	5,861	9,801	(1,740)
Income tax benefit	2,195	1,701	2,581

Income before equity in undistributed earnings of subsidiaries	8,056	11,502	841
Equity in undistributed earnings of subsidiaries	19,243	(18,122)	16,924

Net income (loss)	$27,299	$(6,620)	$17,765

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,299	$(6,620)	$17,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	160	113	1,327
Employee benefit expenses	373	239	177
Excess distributions (undistributed) earnings of subsidiaries	(19,243)	18,122	(16,924)
Decrease in deferred taxes	(84)	(79)	(9)
(Increase) decrease in other assets	928	1,304	(75)
Increase in other liabilities	424	470	141

Net cash flows provided by operating activities	9,857	13,549	2,402

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from call of securities	1,000	—	—
Payments for investments in and advances to subsidiaries	—	—	(1,380)
Sale or repayment of investments in and advances to subsidiaries	—	—	2,821
Capital expenditures	—	—	(1,668)

Net cash flows provided by (used in) investing activities	1,000	—	(227)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(11,144)	(13,698)	(16,261)
Net increase (decrease) in short-term borrowed funds	—	(4,000)	4,000
Proceeds from long-term borrowings	—	4,000	45,568
Repayment of long-term borrowings	—	—	(35,567)
Proceeds from exercise of stock options	1,298	727	20

Net cash flows used in financing activities	(9,846)	(12,971)	(2,240)

Net increase (decrease) in cash and cash equivalents	1,011	578	(65)

Cash and cash equivalents at beginning of year	5,570	4,992	5,057

Cash and cash equivalents at end of year	$6,581	$5,570	$4,992

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15c) as of December 31, 2005, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings.

Management’s report on internal control over financial reporting is set forth on page 36 of this report.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the fourth quarter of 2005, the Audit Committee of the Board of Directors did not approve the engagement of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes Oxley Act of 2002.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the directors and nominees for director of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year. Information concerning the executive officers of the Company is included under the caption “Executive Officers of the Company” at the end of Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the headings “Director Compensation” and “Compensation of Executive Officers” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “General Information — Security Ownership of Management and Principal Owners” and “Compensation of Executive Officers — Equity Compensation Plan Information” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Transactions with Management” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the headings “Audit-Related Matters — Principal Accounting Firm Fees” and “Audit-Related Matters  —  Pre-Approval Policies and Procedures” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Form 10-K

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Schedules

No schedules are included because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Exhibit Index is on page 81.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

INTEGRA BANK CORPORATION

By:	/s/ MICHAEL T. VEA
Michael T. Vea
Chairman of the Board, Chief Executive
Officer and President

Date 3/8/2006

By:	/s/ MICHAEL B. CARROLL
Michael B. Carroll
Senior Vice President, Controller and
Principal Accounting Officer

Date 3/8/2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ SANDRA CLARK BERRY Sandra Clark Berry	Director	3/8/2006

/s/ H. RAY HOOPS H. Ray Hoops	Director	3/8/2006

/s/ GEORGE D. MARTIN George D. Martin	Director	3/8/2006

/s/ THOMAS W. MILLER Thomas W. Miller	Director	3/8/2006

/s/ RICHARD M. STIVERS Richard M. Stivers	Director	3/8/2006

/s/ ROBERT W. SWAN Robert W. Swan	Director	3/8/2006

/s/ ROBERT D. VANCE Robert D. Vance	Director	3/8/2006

/s/ MICHAEL T. VEA Michael T. Vea	Chairman, CEO, President and Director (Principal Executive Officer)	3/8/2006

/s/ WILLIAM E. VIETH William E. Vieth	Director	3/8/2006

/s/ DANIEL T. WOLFE Daniel T. Wolfe	Director	3/8/2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(a) (i)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A dated June 12, 1998)
3(a)(ii)	Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)
3(a)(iii)	Articles of Amendment dated July 18, 2001 (incorporated by reference to Exhibit 4(a))
3(b)	By-Laws (as amended through February 18, 2004)
4(a)	Rights Agreement, dated July 18, 2001, between Integra Bank Corporation and Integra Bank N.A., as Rights Agent. The Rights Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)
4(b)	Amendment to Rights Agreement dated September 15, 2004, between Integra Bank Corporation and Integra Bank N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-A/A dated September 16, 2004)
10(a)*	Integra Bank Corporation Employees’ 401(K) Plan (2000 Restatement) (incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10(b)*	1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 24, 1999)
10(c)*	Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)
10(d)*	Amendment to Contract of Employment dated September 20, 2000 between Integra Bank Corporation and Michael T. Vea (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10(e)*	Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)
10(f)*	Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Archie M. Brown, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)
10(g)*	Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Martin M. Zorn (incorporated by reference to Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)
10(h)*	First Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated March 7, 2001 (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10(i)*	Second Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated October 17, 2001 (incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10(j)*	Third Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated January 30, 2002 (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10(k)*	2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 20, 2003)
10(l)*	Executive Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003)
10(m)*	Form of Award Agreement for Nonqualified Stock Option Grant under 2003 Stock Option and Incentive Plan
10(n)*	Form of Award Agreement for Incentive Stock Option Grant under 2003 Stock Option and Incentive Plan

Exhibit
Number	Description of Exhibit

10(o)*	Form of Award Agreement for Restricted Stock Grant under 2003 Stock Option and Incentive Plan
10(p)*	Summary Sheet of 2006 Compensation
10(q)*	Employment Agreement dated March 17, 2004, between Integra Bank Corporation and Michael B. Carroll
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.