Form 10-Q
period 2006-03-31
INTEGRA BANK CORP
filed 2006-05-09
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                 OUTSTANDING AT APRIL 28, 2006
               -----                 -----------------------------
(Common stock, $1.00 Stated Value)             17,491,633

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Unaudited Financial Statements

         Consolidated balance sheets-
         March 31, 2006 and December 31, 2005                               3

         Consolidated statements of income-
         Three months ended March 31, 2006 and 2005                         4

         Consolidated statements of comprehensive income-
         Three months ended March 31, 2006 and 2005                         5

         Consolidated statements of changes in shareholders' equity-
         Three months ended March 31, 2006                                  6

         Consolidated statements of cash flow-
         Three months ended March 31, 2006 and 2005                         7

         Notes to unaudited consolidated financial statements               9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24

Item 4.  Controls and Procedures                                           26

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 27
Item 1A.  Risk Factors                                                     27
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       27
Item 3.  Defaults Upon Senior Securities                                   27
Item 4.  Submissions of Matters to a Vote of Security Holders              27
Item 5.  Other Information                                                 27
Item 6.  Exhibits                                                          27
Signatures                                                                 28

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                  March 31,   December 31,
                                                                    2006          2005
                                                                 ----------   ------------
ASSETS
Cash and due from banks                                          $   67,004    $   62,643
Federal funds sold and other short-term investments                      89           112
                                                                 ----------    ----------
   Total cash and cash equivalents                                   67,093        62,755
Loans held for sale (at lower of cost or market value)                1,623           522
Securities available for sale                                       670,659       681,030
Regulatory stock                                                     33,139        33,102
Loans, net of unearned income                                     1,746,487     1,750,192
Less: Allowance for loan losses                                     (23,234)      (24,392)
                                                                 ----------    ----------
   Net loans                                                      1,723,253     1,725,800
Premises and equipment                                               49,311        50,106
Goodwill                                                             44,491        44,491
Other intangibles                                                     7,532         7,765
Other assets                                                        102,105       102,571
                                                                 ----------    ----------
TOTAL ASSETS                                                     $2,699,206    $2,708,142
                                                                 ==========    ==========
LIABILITIES
Deposits:
   Non-interest-bearing demand                                   $  265,649    $  263,095
   Interest-bearing:
      Savings, interest checking and money market accounts          784,931       760,883
      Time deposits of $100 or more                                 389,448       285,429
      Other interest-bearing                                        515,899       499,096
                                                                 ----------    ----------
   Total deposits                                                 1,955,927     1,808,503
Short-term borrowings                                               346,239       399,588
Long-term borrowings                                                153,777       256,862
Other liabilities                                                    20,574        23,091
                                                                 ----------    ----------
   TOTAL LIABILITIES                                              2,476,517     2,488,044
                                                                 ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
   None outstanding
Common stock - $1.00 stated value:
   Shares authorized: 29,000,000
   Shares outstanding: 17,488,282 and 17,464,948, respectively       17,488        17,465
Additional paid-in capital                                          128,500       127,980
Retained earnings                                                    84,381        80,622
Accumulated other comprehensive income                               (7,680)       (5,969)
                                                                 ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                                       222,689       220,098
                                                                 ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $2,699,206    $2,708,142
                                                                 ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                    2006      2005
                                                                  -------   --------
INTEREST INCOME
Interest and fees on loans:
   Taxable                                                        $28,630   $ 23,946
   Tax-exempt                                                         101        115
Interest and dividends on securities:
   Taxable                                                          6,542      7,529
   Tax-exempt                                                       1,196      1,416
Dividends on regulatory stock                                         406        374
Interest on loans held for sale                                        31        105
Interest on federal funds sold and other short-term investments       208         11
                                                                  -------   --------
   Total interest income                                           37,114     33,496

INTEREST EXPENSE
Interest on deposits                                               11,053      7,676
Interest on short-term borrowings                                   3,265        814
Interest on long-term borrowings                                    2,678      3,945
                                                                  -------   --------
   Total interest expense                                          16,996     12,435

NET INTEREST INCOME                                                20,118     21,061
Provision for loan losses                                             394        375
                                                                  -------   --------
   Net interest income after provision for loan losses             19,724     20,686
                                                                  -------   --------
NON-INTEREST INCOME
Service charges on deposit accounts                                 4,055      3,022
Other service charges and fees                                      1,825      1,874
Mortgage banking                                                       87        152
Trust income                                                          632        477
Net securities gains (losses)                                          --       (733)
Gain on mortgage loans sold                                           108        117
Cash surrender value life insurance                                   431        380
Other                                                                 923      1,255
                                                                  -------   --------
   Total non-interest income                                        8,061      6,544
NON-INTEREST EXPENSE
Salaries                                                            7,256      7,316
Commissions and incentives                                            933        863
Other benefits                                                      2,274      1,636
Occupancy                                                           1,942      1,881
Equipment                                                             845        923
Professional fees                                                     776        983
Communication and transportation                                    1,258      1,122
Processing                                                            444        934
Software                                                              433        437
Marketing                                                             464        511
Low income housing project losses                                     628        546
Amortization of intangible assets                                     233        233
Other                                                               1,672      1,844
                                                                  -------   --------
   Total non-interest expense                                      19,158     19,229
                                                                  -------   --------
Income before income taxes                                          8,627      8,001
Income tax expense                                                  2,070      1,612
                                                                  -------   --------
NET INCOME                                                        $ 6,557   $  6,389
                                                                  =======   ========
Earnings per share:
   Basic                                                          $  0.38   $   0.37
   Diluted                                                           0.37       0.37
Weighted average shares outstanding:
   Basic                                                           17,434     17,343
   Diluted                                                         17,521     17,414
Dividends per share                                               $ 0.160   $  0.160

The accompanying notes are an integral part of these financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2006      2005
                                                              -------   -------
Net income                                                    $ 6,557   $ 6,389
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
      Unrealized loss arising in period
         (net of tax of $(1,293) and $(2,921) respectively)    (1,711)   (5,164)
   Reclassification of realized amounts
      (net of tax of $297 for 2005)                                --       436
                                                              -------   -------
   Net unrealized loss on securities                           (1,711)   (4,728)
                                                              -------   -------
Comprehensive income                                          $ 4,846   $ 1,661
                                                              =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (In thousands, except for share and per share data)

                                                                                                   Accumulated
                                                                          Additional                  Other
                                                     Common      Common     Paid-in    Retained   Comprehensive
                                                     Shares      Stock      Capital    Earnings   Income (Loss)     Total
                                                   ----------   -------   ----------   --------   -------------   --------
BALANCE AT DECEMBER 31, 2005                       17,464,948   $17,465    $127,980    $80,622       $(5,969)     $220,098
                                                   ----------   -------    --------    -------       -------      --------
Net income                                                 --        --          --      6,557            --         6,557
Cash dividend declared ($0.16 per share)                   --        --          --     (2,798)           --        (2,798)
Change, net of tax, in unrealized gain (loss) on                                                                        --
   Securities                                              --        --          --         --        (1,711)       (1,711)
Exercise of stock options                              23,334        23         424         --            --           447
Unearned compensation amortization                         --        --          96         --            --            96
                                                   ----------   -------    --------    -------       -------      --------
BALANCE AT MARCH 31, 2006                          17,488,282   $17,488    $128,500    $84,381       $(7,680)     $222,689
                                                   ----------   -------    --------    -------       -------      --------

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                            2006       2005
                                                                         ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $   6,557   $  6,389
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
   Amortization and depreciation                                             1,572      1,642
   Provision for loan losses                                                   394        375
   Net securities (gains) losses                                                --        733
   (Gain) loss on sale of premises and equipment                               (92)        10
   (Gain) loss on sale of other real estate owned                                1        (15)
   Gain on sale of merchant processing program                                  --       (417)
   Loss on low-income housing investments                                      628        546
   Increase (decrease) in deferred taxes                                        --        (69)
   Net gain on sale of loans held for sale                                    (108)      (117)
   Proceeds from sale of loans held for sale                                10,442     16,385
   Origination of loans held for sale                                      (11,435)   (15,879)
   Change in other operating                                                (1,126)       562
                                                                         ---------   --------
      Net cash flows provided by (used in) operating activities              6,833     10,145
                                                                         ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and paydowns of securities available for sale      29,685     38,603
Proceeds from sales of securities available for sale                            --      8,713
Purchase of securities available for sale                                  (22,656)   (57,837)
Change in loans made to customers                                            1,981     (8,746)
Proceeds from sale of merchant processing program                               --        585
Purchase of premises and equipment                                            (313)    (2,507)
Proceeds from sale of premises and equipment                                   119          4
Proceeds from sale of other real estate owned                                  129        304
                                                                         ---------   --------
      Net cash flows provided by (used in) investing activities              8,945    (20,881)
                                                                         ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits                                                         147,424     (3,697)
Change in short-term borrowed funds                                        (53,432)     6,732
Repayment of long-term borrowings                                         (103,085)      (732)
Dividends paid                                                              (2,794)    (2,780)
Proceeds from exercise of stock options                                        447        261
                                                                         ---------   --------
      Net cash flows provided by (used in) financing activities            (11,440)      (216)
                                                                         ---------   --------
Net increase (decrease) in cash and cash equivalents                         4,338    (10,952)
                                                                         ---------   --------
Cash and cash equivalents at beginning of period                            62,755     71,834
                                                                         ---------   --------
Cash and cash equivalents at end of period                               $  67,093   $ 60,882
                                                                         ---------   --------

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                    2006      2005
                                                                                  -------   -------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain) loss on securities available for sale   $ 3,193   $ 8,700
Change in deferred taxes attributable to securities available for sale             (1,293)   (3,218)
Other real estate acquired in settlement of loans                                     172       201
Dividends declared and not paid                                                     2,798     2,782

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and our subsidiaries. At March 31, 2006, our subsidiaries consisted of Integra Bank N.A. (the "Bank"), a reinsurance company and two statutory business trusts. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC.

Because the results from banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which permitted the recognition of compensation expense using the intrinsic value method. The adoption of SFAS No. 123(R) applies to awards issued after January 1, 2006, with expense being recognized for future grants using the Black-Scholes model. We adopted SFAS No. 123(R) on January 1, 2006, using the prospective application method. We accelerated all unvested options in December 2005, and issued no options during the first quarter of 2006 and therefore had no unvested options at March 31, 2006.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140", which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where presently servicing rights are recorded on an allocated fair value basis at inception and assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective for us beginning January 1, 2007, although earlier adoption is permitted during the first quarter of 2006. We will adopt this standard on January 1, 2007.

STOCK-BASED COMPENSATION:

Our 2003 Stock Option and Incentive Plan currently reserves shares of common stock for issuance as incentive awards to our directors and key employees. Awards may be incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. All shares issued upon exercise of options and all issued restricted shares are newly issued under these Plans. Our 1999 Stock Option and Incentive Plan provided for incentive stock options and non-qualified stock options. All options granted under the current plans or any predecessor (the "Plans") are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Under the Plans, at March 31, 2006, there were 401,197 shares available for the granting of additional awards.

In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At March 31, 2006, all 31,500 options remained outstanding.

Prior to 2006, stock options were accounted for using the intrinsic value method following APB No. 25 and related interpretations. Had compensation costs been determined based on the grant date market values of awards (the method described in SFAS No. 123(R)), reported net income and earnings per common share, for the three months ended March 31, 2005 would have been reduced to the proforma amounts shown below.

                                                                     Three Months
                                                                         Ended
                                                                    March 31, 2005
                                                                    --------------
Net income:
   As reported                                                          $6,389
      Add: Stock-based compensation expense
         included in reported net income, net of tax                        27
      Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards,
         net of tax                                                         51
                                                                        ------
   Proforma                                                             $6,365
                                                                        ======

Earnings per share:
   Basic
      As reported                                                       $ 0.37
      Proforma                                                            0.37
   Diluted
      As reported                                                       $ 0.37
      Proforma                                                            0.37

The weighted average fair value of each stock option included in the preceding proforma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized:

                           2005
                          -----
Risk-free interest rate    3.85%
Expected life, in years       7
Expected volatility       33.20%
Expected dividend yield    3.02%

In December 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options awarded to recipients under the plans effective December 19, 2005. All other terms and conditions applicable to such options, including the exercise prices and exercise periods, remained unchanged.

Effective January 1, 2006, we adopted SFAS 123(R). The revised standard eliminated the intrinsic value method of accounting required under APB 25. We adopted SFAS 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under application of this method, compensation expense recognized in 2006 for all share-based awards granted in 2006 is based on the grant date fair value of the stock grants less estimated forfeitures.

A summary of the status of the options granted under the Plans for the three months ended March 31, 2006 is presented below:

                                                               March 31, 2006
                                                        ----------------------------
                                                                    Weighted Average
                                                          Shares     Exercise Price
                                                        ---------   ----------------
Options outstanding at December 31, 2005                1,320,553        $21.44
Options granted                                                --            --
Options exercised                                         (23,334)        19.14
Options forfeited                                          (2,250)        22.88
                                                        ---------        ------
Options outstanding and exercisable at March 31, 2006   1,294,969        $21.48
                                                        =========        ======

The following table summarizes information about options granted under the Plans that were outstanding at March 31, 2006:

                               Weighted               Weighted Average                 Weighted
   Range of                     Average   Aggregate       Remaining                     Average
   Exercise         Number     Exercise   Intrinsic   Contractual Life      Number     Exercise
     Price       Outstanding     Price      Value        (in years)      Exercisable     Price
   --------      -----------   --------   ---------   ----------------   -----------   --------
$15.75 - 20.00      374,566     $18.38      $1,677           6.8            374,566     $18.38
 20.01 - 23.50      776,275      21.58      $1,054           7.2            776,275      21.58
 23.51 - 26.00       96,700      25.51         N/A           3.5             96,700      25.51
 26.01 - 38.00       47,428      35.96         N/A           2.1             47,428      35.96
                  ---------     ------      ------           ---          ---------     ------
                  1,294,969     $21.48      $2,731           6.6          1,294,969     $21.48
                  =========     ======      ======           ===          =========     ======

The 2003 Plan permits the award of up to 300,000 shares of restricted stock. The shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. There were no restricted shares granted, vested or forfeited during the three months ended March 31, 2006, leaving total outstanding restricted shares at 42,061.

Consistent with the provisions of APB 25, we recorded the fair value of restricted stock grants and an offsetting deferred compensation amount within stockholders' equity for unvested restricted stock. Under SFAS 123(R), we have reclassified our deferred compensation balance to additional paid-in capital on the consolidated balance sheet. As of March 31, 2006, there was $528 of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under our Plans. Of this unamortized expense, $255, $217, and $56 is expected to be expensed in 2006, 2007 and 2008, respectively. For restricted stock awards granted prior to the adoption of SFAS 123(R), we will continue to recognize compensation expense over the full vesting period. For the three months ended March 31, 2006 and 2005, compensation expense on restricted stock totaled $96 and $49, respectively.

During the first quarter of 2006, 23,334 stock options with an intrinsic value of $60 were exercised. We received $447 for these exercises and $22 of tax benefit was realized.

NOTE 2. EARNINGS PER SHARE

The calculation of earnings per share for the three months ended March 31, 2006 and 2005 is summarized as follows:

                                                     Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                     2006          2005
                                                 -----------   -----------
Net income                                       $     6,557   $     6,389
                                                 ===========   ===========
   Weighted average shares outstanding - Basic    17,433,963    17,343,357
   Stock-based compensation adjustment                86,779        70,996
                                                 -----------   -----------
   Average shares outstanding - Diluted           17,520,742    17,414,353
                                                 ===========   ===========
Earnings per share-Basic                         $      0.38   $      0.37
   Effect of stock-based compensation                   0.01            --
                                                 -----------   -----------
Earnings per share-Diluted                       $      0.37   $      0.37
                                                 ===========   ===========

On March 31, 2006, there were vested options outstanding to purchase 1,328,469 shares of our common stock. The exercise price of the vested options to purchase 332,209 shares exceeded the stock's closing price as of March 31, 2006. On March 31, 2005, there were vested options outstanding to purchase up to 649,557 shares of our common stock, of which 366,610 shares exceeded the stock's closing price as of March 31, 2005.

NOTE 3. SECURITIES

All investment securities are held as available for sale. Amortized cost and fair value of securities classified as available for sale as of March 31, 2006 and December 31, 2005 are as follows:

                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains       Losses       Value
                                      ---------   ----------   ----------   --------
March 31, 2006:
U.S. Government agencies               $ 11,150     $   --       $   111    $ 11,039
Mortgage-backed securities              161,562        233         3,855     157,940
Collateralized Mortgage Obligations     369,451         --        13,394     356,057
States & political subdivisions          79,345      2,827            50      82,122
Other securities                         62,612      1,456           567      63,501
                                       --------     ------       -------    --------
   Total                               $684,120     $4,516       $17,977    $670,659
                                       ========     ======       =======    ========

                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains       Losses       Value
                                      ---------   ----------   ----------   --------
December 31, 2005:
U.S. Government agencies               $  1,149     $   --       $    30    $  1,119
Mortgage-backed securities              169,942        292         3,730     166,504
Collateralized Mortgage Obligations     373,198         --        10,885     362,313
States & political subdivisions          82,415      2,935            96      85,254
Other securities                         64,595      1,605           360      65,840
                                       --------     ------       -------    --------
   Total                               $691,299     $4,832       $15,101    $681,030
                                       ========     ======       =======    ========

The amortized cost and fair value of the securities as of March 31, 2006, by contractual maturity, except for mortgage passthrough securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

                                        Less than 1       1 - 5 Years       5 - 10 Years      Over 10 Years
                                       Year Maturity       Maturity           Maturity           Maturity            Total
                                      --------------   ----------------   ----------------   ---------------   ----------------
                                      Amount   Yield    Amount    Yield    Amount    Yield    Amount   Yield    Amount    Yield
                                      ------   -----   --------   -----   --------   -----   -------   -----   --------   -----
U. S. Government agencies             $   --     --    $ 10,800   5.24%   $    350   4.41%   $    --     --    $ 11,150   5.22%
Mortgage-backed securities                --     --     147,406   4.34%     14,156   4.53%        --     --     161,562   4.36%
Collateralized Mortgage Obligations       --     --     137,674   4.47%    231,777   4.29%        --     --     369,451   4.36%
States & political subdivisions        2,745   7.52%     18,985   7.40%     41,228   7.66%    16,387   5.34%     79,345   7.12%
Other securities                          --     --          50   5.99%         --     --     62,562   7.27%     62,612   7.27%
                                      ------   ----    --------   ----    --------   ----    -------   ----    --------   ----
Amortized Cost                        $2,745   7.52%   $314,915   4.62%   $287,511   4.79%   $78,949   6.87%   $684,120   4.96%
                                      ======   ====    ========   ====    ========   ====    =======   ====    ========   ====
Fair Value                            $2,759           $307,879           $279,607           $80,414           $670,659
                                      ======           ========           ========           =======           ========

Note: The yield is calculated on a 35 percent federal-tax-equivalent basis.

At March 31, 2006 and December 31, 2005, the carrying value of securities pledged to secure public deposits, trust funds, repurchase agreements and FHLB advances was $386,527 and $435,574, respectively.

Securities, at March 31, 2006, with unrealized losses not recognized in income are as follows:

                                        Less than 12 Months        12 Months or More               Total
                                      -----------------------   -----------------------   -----------------------
                                                   Unrealized                Unrealized                Unrealized
                                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                                      ----------   ----------   ----------   ----------   ----------   ----------
March 31, 2006
U.S. government agencies               $ 10,313      $   86      $    726      $    25     $ 11,039      $   111
Mortgage-backed securities               48,625         821        98,444        3,034      147,069        3,855
Collateralized mortgage obligations      67,098       1,253       288,959       12,141      356,057       13,394
State & political subdivisions              600          48           148            2          748           50
Other securities                         24,726         542         8,080           25       32,806          567
                                       --------      ------      --------      -------     --------      -------
Total                                  $151,362      $2,750      $396,357      $15,227     $547,719      $17,977
                                       ========      ======      ========      =======     ========      =======

We do not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by the U.S. government or its agencies and credit quality surrounding the recovery of the full principal balance. We have the ability to hold the securities for a time necessary to recover the amortized cost.

NOTE 4. INTANGIBLE ASSETS

                                       March 31, 2006                      December 31, 2005
                             ----------------------------------   ----------------------------------
                               Gross                      Net      Gross                       Net
                             Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                              Amount    Amortization    Amount     Amount    Amortization    Amount
                             --------   ------------   --------   --------   ------------   --------
Goodwill (Non-amortizing)     $44,491     $    --       $44,491    $44,491     $    --       $44,491
Core deposits (Amortizing)     17,080      (9,548)        7,532     17,080      (9,315)        7,765
                              -------     -------       -------    -------     -------       -------
Total intangible assets       $61,571     $(9,548)      $52,023    $61,571     $(9,315)      $52,256
                              =======     =======       =======    =======     =======       =======

All of the intangible assets relate to the banking operating segment. There were no valuation impairments for goodwill or core deposit intangibles at March 31, 2006.

NOTE 5. INCOME TAXES

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

                                                       Three Months
                                                          Ended
                                                        March 31,
                                                     ---------------
                                                      2006     2005
                                                     ------   ------
Federal income tax computed at the statutory rates   $3,019   $2,800
Adjusted for effects of:
   Tax exempt interest                                 (381)    (475)
   Nondeductible expenses                                54       55
   Low income housing credit                           (609)    (629)
   Cash surrender value of life insurance policies     (151)    (133)
   Dividend received deduction                          (54)    (168)
   State taxes, net of federal tax benefit               66       51
   Other differences                                    126      111
                                                     ------   ------
      Total income taxes                             $2,070   $1,612
                                                     ======   ======

NOTE 6. SHORT-TERM BORROWINGS

Included in short-term borrowings are Federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank ("FHLB") advances with remaining maturities less than one year and other short-term borrowings. We also have an unsecured line of credit for $15,000 with the entire amount available at March 31, 2006.

                                                 March 31,   December 31,
                                                    2006         2005
                                                 ---------   ------------
Federal funds purchased                           $ 10,500     $ 44,400
Securities sold under agreements to repurchase     187,895      202,262
Short-term Federal Home Loan Bank advances         147,844      152,926
                                                  --------     --------
   Total short-term borrowed funds                $346,239     $399,588
                                                  ========     ========

NOTE 7. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                                                     March 31,   December 31,
                                                                                        2006         2005
                                                                                     ---------   ------------
FHLB Advances
   Fixed maturity advances (weighted average rate
      of 2.64% as of December 31, 2005)                                               $     --     $102,500
   Amortizing and other advances (weighted average rate
      of 5.70% and 5.71% as of March 31, 2006 and December 31, 2005, respectively)       4,143        4,506
                                                                                      --------     --------
      Total FHLB Advances                                                                4,143      107,006
Securities sold under repurchase agreements with maturities                             75,000       75,000
   at various dates through 2008 (weighted average fixed rate of 2.78%
   as of March 31, 2006 and December 31, 2005)
Notes payable, secured by equipment, with a fixed interest rate of 7.26%,                6,509        6,731
   due at various dates through 2012
Subordinated debt, unsecured, with a floating interest rate equal to three-             10,000       10,000
   month LIBOR plus 3.20%, with a maturity date of April 24, 2013
Subordinated debt, unsecured, with a floating interest rate equal to three-              4,000        4,000
   month LIBOR plus 2.85%, with a maturity date of April 7, 2014
Floating Rate Capital Securities, with an interest rate equal to six-month              18,557       18,557
   LIBOR plus 3.75%, with a maturity date of July 25, 2031, callable at a premium beginning July 25, 2006, and callable at par effective July 25, 2011
Floating Rate Capital Securities, with an interest rate equal to three-month            35,568       35,568
   LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable at par effective June 26, 2008
                                                                                      --------     --------
      Total long-term borrowings                                                      $153,777     $256,862
                                                                                      ========     ========

Long-term borrowings include $4,143 in advances from the FHLB. We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure these advances. At March 31, 2006, we had sufficient collateral pledged to satisfy the FHLB's requirements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are party to legal actions that arise in the normal course of our business activities. In our opinion, the ultimate resolution of these matters is not expected to have a materially adverse effect on our financial position or results of operations.

On August 31, 2005, we received a notice of proposed deficiency from the Internal Revenue Service (IRS) related to the IRS examination of our 2002 federal income tax return. The notice included a significant increase to taxable income with respect to our mark-to-market of mortgage loans for income tax purposes. If the IRS ultimately were to prevail on its position with respect to our mark-to-market of these loans, we would owe approximately $45,000 in additional federal income tax, plus interest. Any such taxes would be the result of timing differences. As these mortgage loans pay off or down, the tax liability will reverse and therefore not impact our earnings. However, there would be an income statement impact to the extent interest is owed. We do not agree with the position of the examiner and filed a formal protest with the IRS on September 29, 2005. Due to the very early stage of this matter, we cannot accurately make an estimate of potential exposure, if any. After a review of the information currently available and consultation with our tax advisors and legal counsel, we believe that we have a clearly defensible position on this issue. As of March 31, 2006, there has been no new material developments related to this matter.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. We use the same credit policies in making commitments and conditional obligations as we do for other instruments.

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

                                             March 31,   December 31,
                                                2006         2005
                                             ---------   ------------
Commitments to extend credit                  $525,408     $485,887
Standby letters of credit                       14,179       14,011
Non-reimbursable standby letters of credit       2,800        2,740

NOTE 9. INTEREST RATE CONTRACTS

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. This rate was 5.25% at March 31, 2006. The swap expires on or prior to January 5, 2016 and had a notional amount of $6,975 at March 31, 2006.

During the first quarter of 2003, we entered into $75,000 notional amount of interest rate swap contracts to convert a portion of our liabilities from fixed rate to variable rate as part of our balance sheet management strategy. A total of $25,000 of this notional amount matured during the first quarter of 2006. The interest rate swaps require us to pay variable rates based on three-month LIBOR, which ranged from 4.69% to 4.77% at March 31, 2006, and receive fixed rates of interest, which ranged from 2.63% to 2.72% at March 31, 2006. The interest rate swaps, whose fair value reflected a loss position of $252 as of March 31, 2006, expire on or prior to May 22, 2006.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties and anticipate that the counterparties will be able to fully satisfy their obligations under the agreements.

NOTE 10. SEGMENT INFORMATION

We operate one reporting line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. Other includes the operating results of our Parent Company and its reinsurance subsidiary.

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for Banking and other operating units.

                                          Banking      Other    Eliminations      Total
                                        ----------   --------   ------------   ----------
For three months ended March 31, 2006
Interest income                         $   37,069   $     49    $      (4)    $   37,114
Interest expense                            15,666      1,334           (4)        16,996
                                        ----------   --------    ---------     ----------
Net interest income (loss)                  21,403     (1,285)          --         20,118
Provision for loan losses                      394         --           --            394
Other income (1)                             7,953      7,687       (7,579)         8,061
Other expense                               18,833        343          (18)        19,158
                                        ----------   --------    ---------     ----------
Earnings before income taxes                10,129      6,059       (7,561)         8,627
                                        ----------   --------    ---------     ----------
Income tax expense (benefit)                 2,643       (573)          --          2,070
                                        ----------   --------    ---------     ----------
Net income                              $    7,486   $  6,632    $  (7,561)    $    6,557
                                        ==========   ========    =========     ==========
Segment assets                          $2,675,770   $290,918    $(267,482)    $2,699,206
                                        ==========   ========    =========     ==========

                                          Banking      Other    Eliminations      Total
                                        ----------   --------   ------------   ----------
For three months ended March 31, 2005
Interest income                         $   33,436   $     62    $      (2)    $   33,496
Interest expense                            11,431      1,006           (2)        12,435
                                        ----------   --------    ---------     ----------
Net interest income (loss)                  22,005       (944)          --         21,061
Provision for loan losses                      375         --           --            375
Other income (1)                             6,443      7,453       (7,352)         6,544
Other expense                               18,802        447          (20)        19,229
                                        ----------   --------    ---------     ----------
Earnings before income taxes                 9,271      6,062       (7,332)         8,001
                                        ----------   --------    ---------     ----------
Income tax expense (benefit)                 2,034       (422)          --          1,612
                                        ----------   --------    ---------     ----------
Net income                              $    7,237   $  6,484    $  (7,332)    $    6,389
                                        ==========   ========    =========     ==========
Segment assets                          $2,732,490   $275,857    $(249,348)    $2,758,999
                                        ==========   ========    =========     ==========

(1)  Includes income (loss) on subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except for share data)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and our subsidiaries as presented in the preceding condensed consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "may," "will," "should," "would," "anticipate," "estimate," "expect," "plan," "believe," "intend," and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following without limitation: general, regional and local economic conditions and their effect on interest rates, us and our customers; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations or accounting policies affecting financial institutions; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; technological changes; acquisitions and integration of acquired business; the failure of assumptions underlying the establishment of resources for loan losses and estimations of values of collateral and various financial assets and liabilities; the outcome of efforts to manage interest rate or liquidity risk; competition; and acts of war or terrorism. We discuss these and other important risks and uncertainties that may affect our future operations in
Part 1 Item 1A--Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II Item 1A--Risk Factors in this or another Quarterly Report on Form 10-Q we file thereafter.

OVERVIEW

This overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document.

During the first quarter of 2006, we continued to progress toward the successful accomplishment of our three-year strategic plan (2004-2006) to build shareholder value relative to our peers. The plan consists of four key elements:

     1.   Accelerate revenue growth

     2.   Improve operating efficiency

     3. Provide quality service, develop employees and continue to increase our managerial depth

     4.   Lower our risk profile by reducing non-performing loans.

First quarter net income was $6,557, an increase of $168, or 2.6% over first quarter 2005. Earnings per diluted share were $0.37 for both quarters.

Loan growth was strong especially for commercial and consumer loans compared to the prior year. Higher levels of earning assets were partially offset by the continued effects of the flat yield curve, which contributed to a decline in the net interest margin. Our commercial and consumer pipelines remain strong and we expect the net interest margin to be stable to improving in future quarters.

Non-interest expense was flat despite absorbing higher health insurance expenses and employee departure expenses this quarter. These increases were generally one-time in nature and are expected to normalize throughout the remainder of the year.

Non-interest income increased a strong $1,517 from the first quarter of 2005 or 23%. This was driven by our success at opening new checking accounts and the attractiveness of our High Performance Checking ("HPC") program.

New customers continue to be the primary driver of increases in non-interest income while new customers plus increased loan demand from existing customers are driving our commercial and consumer loan growth.

Credit quality continued to improve with a reduction in non-performing loans of $2,897. After the end of the quarter we received a payoff on a large non-performing loan of $12,643. In addition to reducing our level of non-performing loans and improving our allowance coverage of non-performing loans, this payoff will improve our net interest margin going forward.

Our net charge-offs for the quarter were 36 basis points. Since the above mentioned non-performing loan paid off in April, we will record a net charge-off of $1,671 in the second quarter for which we are fully reserved.

In summary, the quarter was marked by strong loan growth and moderate margin pressure as a result of the flat yield curve and debt refinancing. We continued to manage our expenses closely and are pleased by the improvement in credit quality. We will continue to focus on adding more customers and doing more with them as well as focus on expense and capital management.

Our financial results are more fully discussed in the following sections of this report.

FINANCIAL OVERVIEW

Net income for the quarter ended March 31, 2006, was $6,557 compared to $6,389 for the same period of 2005. Earnings per share, on a diluted basis, were $0.37 for the first quarter of 2006 and the first quarter of 2005.

Annualized returns on average assets and equity for the three months ended March 31, 2006, were 0.98% and 11.96%, respectively, compared with 0.94% and 12.26% in the same period of 2005.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the adoption of SFAS No. 123(R), "Share Based Payments", as discussed in Note 1.

NET INTEREST INCOME

Net interest income declined $943, or 4.48% to $20,118 for the three months ended March 31, 2006 from $21,061 for the three months ended March 31, 2005. The net interest margin declined to 3.34% from 3.50% for the same period. The net decreases were primarily due to:

     1. The continued flattening of the yield curve, which was the primary driver of decreases to both our net interest income and the net interest margin.

     2. The impact of the strategic decision to reduce the size of the securities portfolio by an average of $129,290 resulted in a decline in net interest income, but in an increase in the net interest margin.

     3. An offsetting increase to net interest income resulting from an increase in average loan outstandings of $101,397, of which $101,361 was in commercial loans.

Additionally, we began, during the fourth quarter of 2005, to add additional fixed rate funding to replace, in part, $177,500 of long-term debt that matured in March, 2006. This debt carried a weighted average rate of 3.06%. The refinancing had a slightly negative impact on first quarter 2006 net interest income as well as the net interest margin, as did a slight migration of lower rate deposits into higher money market and certificate of deposit accounts.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                            For Three Months Ended March 31,
                                            ---------------------------------------------------------------
                                                         2006                             2005
                                            ------------------------------   ------------------------------
                                              Average    Interest   Yield/     Average    Interest   Yield/
EARNING ASSETS:                              Balances     & Fees     Cost     Balances     & Fees     Cost
---------------                             ----------   --------   ------   ----------   --------   ------
Short-term investments                      $   18,479    $   208    4.54%   $    1,748    $    11    2.51%
Loans held for sale                              1,782         31    7.01%        6,683        105    6.45%
Securities                                     676,142      8,347    4.94%      805,432      9,672    4.80%
Regulatory Stock                                33,102        406    4.90%       33,042        374    4.53%
Loans                                        1,750,565     28,786    6.60%    1,649,168     24,123    5.87%
                                            ----------    -------    ----    ----------    -------    ----
   Total earning assets                      2,480,070    $37,778    6.11%    2,496,073    $34,285    5.51%
                                                          =======                          =======
Allowance for loan loss                        (24,165)                         (23,551)
Other non-earning assets                       262,388                          278,654
                                            ----------                       ----------
TOTAL ASSETS                                $2,718,293                       $2,751,176
                                            ==========                       ==========
INTEREST-BEARING LIABILITIES:
Deposits
   Savings and interest-bearing demand      $  506,043    $   951    0.73%   $  585,210    $   967    0.67%
   Money market accounts                       259,491      2,143    3.35%      224,865      1,007    1.82%
   Certificates of deposit and other time      856,317      7,959    3.77%      845,573      5,702    2.73%
                                            ----------    -------    ----    ----------    -------    ----
      Total interest-bearing deposits        1,621,851     11,053    2.75%    1,655,648      7,676    1.88%
Short-term borrowings                          344,898      3,265    3.45%      160,936        814    2.02%
Long-term borrowings                           251,590      2,678    4.78%      452,825      3,945    3.49%
                                            ----------    -------    ----    ----------    -------    ----
   Total interest-bearing liabilities        2,218,339    $16,996    3.10%    2,269,409    $12,435    2.21%
                                                          =======            ==========
Non-interest bearing deposits                  256,057                          252,387
Other noninterest-bearing liabilities
   and shareholders' equity                    243,897                          229,380
                                            ----------                       ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $2,718,293                       $2,751,176
                                            ==========                       ==========
Interest income/earning assets                            $37,778     6.11%                $34,285    5.51%
Interest expense/earning assets                            16,996     2.77%                 12,435    2.01%
                                                          -------     ----                 -------    ----
Net interest income/earning assets                        $20,782     3.34%                $21,850    3.50%
                                                          =======     ====                 =======    ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $609 and $728 for 2006 and 2005, respectively

Federal tax equivalent adjustments on loans are $55 and $62 for 2006 and 2005, respectively.

NON-INTEREST INCOME

Non-interest income increased $1,517 to $8,061 in the first quarter of 2006 compared to $6,544 for the first quarter of 2005. The net increase was primarily due to:

     1. An increase of $1,033, or 34.2%, in service charges on deposit accounts to $4,055, resulting from increased product usage and the increased number of deposit accounts brought about by the 2005 implementation of the HPC program. This program included a redesign of transaction accounts, a reduction of several of the fees associated with those accounts, and a sales and marketing approach designed to emphasize new account openings. More account openings resulted in issuing more debit cards, resulting in an increase in debit card interchange revenue of $195 to $738.

     2. An increase in trust fees of $155, or 32.5% from the year ago quarter. This increase was due to an increased volume of new account activity.

     3. Securities losses incurred in the first quarter of 2005 totaling $733 that did not reoccur in the first quarter of 2006.

     4. A gain on the sale of our merchant credit card portfolio of $417 during the first quarter of 2005 was reflected in other non-interest income as well as merchant credit card fees recognized during that same quarter totaling $457. The decline in these fees was partially offset by higher annuity commissions of $203.

NON-INTEREST EXPENSE

Non-interest expense was $19,158 for the first quarter of 2006 compared to $19,229 for the first quarter of 2005, a decrease of $71. The net decrease was primarily due to:

     1. Lower processing costs totaling $490 during the first quarter of 2006, of which $364 reflected processing costs related to the merchant credit card program that were incurred in the first quarter of 2005.

     2. Lower professional fees of $208 were driven largely by higher Sarbanes-Oxley compliance costs incurred in the first quarter of 2005.

     3. Lower Kentucky bankshares tax expense of $208 was largely attributable to a refund claim filed for a previous year.

     4. Higher health insurance expense of $659. This increase was due to lower than expected expense during the first quarter of 2005 from lower estimates of incurred but not reported claims for our self-insured health plan, coupled with higher than expected claims during the first quarter of 2006. The increase in claims incurred during the first quarter of 2006 is not expected to be recurring in nature. Claims expenses that are expected to approach our stop loss insured limit are accrued up to the stop loss amount at the point at which it becomes probable they will be incurred.

     5.   An increase in severance pay of $197.

INCOME TAX EXPENSE

Income tax expense was $2,070 for the three months ended March 31, 2006, compared to $1,612 for the same period in 2005. An increase in the effective tax rate from 20.1% to 24.0% resulted in $336 of the increase, while the remainder was the result of a higher level of pre-tax income. We expect to pay taxes at the 24% rate for all of 2006 because we project a higher level of taxable income throughout 2006.

FINANCIAL POSITION

Total assets at March 31, 2006 were $2,699,206 compared to $2,708,142 at December 31, 2005.

SECURITIES

Investment securities available for sale were $670,659 at March 31, 2006 compared to $681,030 at December 31, 2005, and represent the second largest earning asset component after loans. All of our securities are currently held as "available for sale" and recorded at their fair market values. Because of an increasing rate environment, the market value of securities available for sale on March 31, 2006, was $13,461 lower than the amortized cost, as compared to $10,269 lower at December 31, 2005 and $6,945 lower at March 31, 2005. We do not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by the U.S. government or its agencies and credit quality surrounding the recovery of the full principal balance. We have the ability to hold the securities for a time necessary to recover the amortized cost.

The yield for the portfolio for the first quarter was 4.94% compared to 4.80% for the first quarter of 2005. We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

REGULATORY STOCK

Regulatory stock, defined as Federal Reserve Bank and FHLB stock, includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time to time we purchase Federal Reserve stock according to requirements set by the regulatory agency.

LOANS HELD FOR SALE

Loans held for sale represent less than 1% of total assets and increased to $1,623 at March 31, 2006 from $522 at December 31, 2005. Loans held for sale consist primarily of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market.

LOANS

Total loans at March 31, 2006 were $1,746,487 compared to $1,750,192 at December 31, 2005. The decrease is mainly attributable to declines in home equity loans of $3,825 and consumer loans of $8,307, offset by increases in commercial real estate loans of $7,327.

The average balance of total loans for the three months ended March 31, 2006 increased $26,958 to $1,750,565 as compared to the fourth quarter of 2005. This increase was driven by increases in commercial real estate loans of $29,183 and non-real estate secured commercial loans of $9,308, offset by largely seasonal declines in home equity loans of $2,631 and consumer loans of $2,032.

The increased balances in commercial real estate loans have come as a result of our ongoing commercial real estate initiative. The growth experienced during the first quarter of 2006 is attributed to continued high levels of real estate construction and development loans originated through this line of business. The average increase in commercial real estate loans was higher than the increase from the period end comparison due largely to one $15,996 payoff received during the second half of March, 2006.

We attribute the decrease in residential mortgage loan average balances to consumers' preference for fixed rate funding in the rising rate environment. We generally retain variable rate mortgage loans but sell our fixed rate mortgages. The decline in consumer loans during the quarter was in line with the seasonality we have experienced during this quarter in the past for these types of loans. Loan balances at March 31, 2006 and December 31, 2005 are as follows:

LOAN PORTFOLIO

                                       March 31,   December 31,
                                         2006          2005
                                      ----------   ------------
Commercial, industrial and
   agricultural loans                 $  572,685    $  572,936
Economic development loans and
   other obligations of state and
   political subdivisions                  8,178         8,422
Lease financing                            5,467         5,740
                                      ----------    ----------
Total commercial                         586,330       587,098
Commercial real estate
   Commercial mortgages                  183,823       180,907
   Construction and development          190,588       186,177
                                      ----------    ----------
      Total commercial real estate       374,411       367,084

Residential mortgages                    449,118       447,250
Home equity                              131,860       135,685
Consumer loans                           204,772       213,079
                                      ----------    ----------
      Total loans                      1,746,491     1,750,196
Less: unearned income                          4             4
                                      ----------    ----------
      Loans, net of unearned income   $1,746,487    $1,750,192
                                      ==========    ==========

ASSET QUALITY

The allowance for loan losses is the amount that, in our opinion, is adequate to absorb probable inherent loan losses as determined by our ongoing evaluation of the loan portfolio. Our evaluation is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, loss data over an extended period of time, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations, and current economic conditions.

We charge off loans that we deem uncollectible to the allowance, and we credit recoveries of previously charged off amounts to the allowance. We charge a provision for loan losses against earnings at levels we believe are necessary to assure that the allowance for loan losses can absorb probable losses.

The allowance for loan losses was $23,234 at March 31, 2006, representing 1.33% of total loans, compared with $24,392 or 1.39% at December 31, 2005.

The provision for loan losses was $394 for the three months ended March 31, 2006, a $19 increase compared to $375 for the same period one year ago.

Annualized net charge-offs to average loans were 0.36% during the first quarter of 2006 compared to 0.22% for the year ago quarter and totaled $1,552 and $910, respectively. The increase in charge-offs was due in large part to the effects of the recently passed new bankruptcy laws, which resulted in an increase throughout the country in bankruptcy filings during the fourth quarter of 2005. At December 31, 2005, we established a specific reserve of $404 against expected losses from recreational vehicles that had been repossessed but not sold. During the first quarter of 2006, almost all of these vehicles were sold, resulting in charge-offs of $362. Bankruptcies accounted for 41% of our consumer charge-offs. For the quarter, net charge-offs included $998 of consumer, $504 in commercial, and $50 in residential mortgage loan net charge-offs.

First quarter results included a $1,075 reduction of the specific reserve associated with a $12,643 non-performing loan. The loan, which had an original balance of $14,256 and a balance of $13,919 at December 31, 2005, was paid off on April 11, 2006, resulting in a net charge-off of $1,671. We will report this charge-off in the second quarter of 2006. The specific reserve for this loan, prior to the reduction, totaled $2,905. The payoff of this loan reduced the balance of non-performing loans, as of April 11, 2006, to $9.8 million. We loaned $6,500 to a new company that is 100% owned by a principal of the former entity and participated part of this loan to another bank. This company is an independent operator that licenses limited assortment food stores that are part of a nationwide operation with sales in excess of $4,000,000. The company's historical and projected performance supports its ability to repay the newly extended debt.

Included within total charge offs were $681 of charge-offs for which specific reserves were not in place, of which $394 were provided for, with the remainder covered by the reduction in the specific reserve for the non-performing loan described above.

Net charge-offs exceeded the provision by $535 in the first quarter of 2005. The lower provision for that quarter was due primarily to the release of $621 in specific reserves related to a non-performing agricultural loan that went to auction late in the first quarter and a charge off of a loan for $713 which was fully reserved. The allowance for loan losses to non-performing loans was 104.87% at March 31, 2006, compared to 97.36% and 129.11% at December 31, 2005 and March 31, 2005, respectively.

                                 Three Months Ended
                                      March 31,
                                 ------------------
                                   2006      2005
                                 -------   -------
Beginning Balance                $24,392   $23,794
Loans charged off                 (1,926)   (1,133)
Recoveries                           374       223
Provision for loan losses            394       375
                                 -------   -------
Ending Balance                   $23,234   $23,259
                                 =======   =======
Percent of total loans              1.33%     1.40%
                                 =======   =======
Annualized % of average loans:
Net charge-offs                     0.36%     0.22%
Provision for loan losses           0.09%     0.09%

As of March 31, 2006, total non-performing loans were $22,156, a decrease of $2,897 from $25,053 at December 31, 2005. Non-performing loans, consisting of nonaccrual and 90 days or more past due loans, were 1.27% and 1.43% of total loans at March 31, 2006 and December 31, 2005, respectively.

Listed below is a comparison of non-performing assets.

                                                             March 31,   December 31,
                                                                2006         2005
                                                             ---------   ------------
Nonaccrual loans                                              $21,997       $25,013
90 days or more past due loans                                    159            40
                                                              -------       -------
   Total non-performing loans                                  22,156        25,053
Other real estate owned                                           458           440
                                                              -------       -------
   Total non-performing assets                                $22,614       $25,493
                                                              =======       =======
Ratios:
Non-performing Loans to Loans                                    1.27%         1.43%
Non-performing Assets to Loans and Other Real Estate Owned       1.29%         1.46%
Allowance for Loan Losses to Non-performing Loans              104.87%        97.36%

DEPOSITS

Total deposits were $1,955,927 at March 31, 2006, compared to $1,808,503 at December 31, 2005. Total valuable core deposits, including non-interest and interesting bearing demand, money market and savings deposits, increased $26,602 from $1,023,978 at December 31, 2005.

Changes in the average balances of deposit accounts for the three months ended March, 31, 2006, as compared to the three months ended December 31, 2005, included increases in money market accounts of $10,170, retail certificates of deposit of $24,962, and brokered certificates of deposits of $44,947. Offsetting these increases was a decline in time public funds of $52,044. The increase in money market accounts and retail certificates is attributed to more competitive pricing for those products and an effort to increase our percentage of retail, as opposed to wholesale funding. The increase in brokered certificates occurred gradually throughout the quarter and was a key component of our plan to replace $152,500 of FHLB advances that matured in March, 2006.

The ongoing success of the HPC program has contributed to the growth in core deposits. We are continuing to add new accounts in line with our expectations. This has been a key contributor to deposit service charge fee income.

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements totaled $198,395 at March 31, 2006, compared to $246,662 at December 31, 2005.
Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from our commercial customers as part of a cash management service. Additional short-term borrowings include short-term advances from FHLB, which decreased $5,082.

At March 31, 2006, we had a $15,000 line of credit with no outstanding balance. We also had the capacity to borrow from the Federal Reserve Bank discount window, uncommitted securities eligible for pledging, and available uncommitted Fed Funds lines from various financial institutions at the end of the first quarter 2006.

LONG-TERM BORROWINGS

Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings is $4,143 of FHLB advances to fund investments and loans and to satisfy other funding needs. We must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At March 31, 2006, we were in compliance with those requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2005.

CAPITAL RESOURCES AND LIQUIDITY

We and our banking subsidiary, Integra Bank N.A. (the "Bank") have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for "well-capitalized" that apply to the Bank. It is our intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for us and the Bank are shown below.

                                              Regulatory Guidelines              Actual
                                           --------------------------   ------------------------
                                              Minimum        Well-      March 31,   December 31,
                                           Requirements   Capitalized      2006         2005
                                           ------------   -----------   ---------   ------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)        8.00%           N/A        12.60%       13.15%
Tier 1 Capital (to Risk-Weighted Assets)       4.00%           N/A        10.73%       11.21%
Tier 1 Capital (to Average Assets)             4.00%           N/A         8.04%        8.33%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)        8.00%         10.00%       12.13%       12.66%
Tier 1 Capital (to Risk-Weighted Assets)       4.00%          6.00%       10.95%       11.43%
Tier 1 Capital (to Average Assets)             4.00%          5.00%        8.26%        8.56%

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and needs to fund loan demand and deposit withdrawals is monitored under our capital markets program. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits, repurchase agreements, sale of investment securities or utilize our borrowing capacity with the FHLB, as alternative sources of liquidity. At March 31, 2006, and December 31, 2005, respectively, Federal Funds sold and other short-term investments were $89 and $112. Additionally, at March 31, 2006, we had $339,500 available from unused Federal Funds lines and in excess of $281,796 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a "borrower in custody" line with the Federal Reserve Bank totaling over $486,200 as part of its liquidity contingency plan.

Our liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. We also have an unsecured line of credit available which permits us to borrow up to $15,000. There was no balance outstanding on this line as of March 31, 2006.

Our liquidity is required to support our operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, and other general corporate purposes. The Board of Directors has approved a long-term dividend payout ratio of 35% to 50% of net earnings. We believe that funds to fulfill these obligations for 2006 will be available from currently available cash and marketable securities, dividends from the Bank, our line of credit, or other sources that we expect to be available during the year. We believe that we have adequate liquidity to meet our foreseeable needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities, and off balance sheet instruments. Our interest rate risk management program is comprised of several components. The components include
(1) Board of Directors' oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. The objective of our interest rate risk management processes is to manage the impact of interest rate volatility on earnings and capital.

Our interest rate risk is managed through the Corporate Asset and Liability Committee ("Corporate ALCO") with oversight through the ALCO Committee of the Board of Directors ("Board ALCO"). The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least monthly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The model is externally validated periodically by an independent third party.

We use the following key methodologies to measure interest rate risk.

EARNINGS AT RISK ("EAR"). EAR is considered our best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At March 31, 2006, we would experience a negative 3.33% change in net interest income if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 0.20% change in net interest income. The reduction in EAR in the down 200 basis points scenario from December 31, 2005 can be attributed to a favorable impact from the quarter over quarter increase in interest rates and their impact on prepayment expectations. The reduction in risk in the up 200 basis points scenario from December 31, 2005 can be primarily attributed to an increase in floating rate loans. Both simulation results are within the policy limits established by the Board ALCO.

Trends in Earnings at Risk

                    Estimated Change in EAR from the Base Interest Rate Scenario
                    ------------------------------------------------------------
                                -200 basis points   +200 basis points
                                -----------------   -----------------
March 31, 2006                        -3.33%               0.20%
December 31, 2005                     -3.76%              -0.99%

ECONOMIC VALUE OF EQUITY ("EVE"). We consider EVE to be our best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. We use a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a base scenario using current market rates. The standard simulation analysis assesses the impact on EVE by shocking the current market yield curve up and down 100, 200, and 300 basis points. This simulation model generates multiple rate paths under each rate scenario and projects the estimated economic value of assets and liabilities for each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the base interest rate scenario.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the base interest rate scenario is shocked up or down 200 basis points within a range of plus or minus 15%.

At March 31, 2006, we would experience a positive 0.70% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 6.56% change in EVE. Both of these measures are within Board approved policy limits.

Trends in Economic Value of Equity

                    Estimated Change in EVE from the Base Interest Rate Scenario
                    ------------------------------------------------------------
                                -200 basis points   +200 basis points
                                -----------------   -----------------
March 31, 2006                         0.70%              -6.56%
December 31, 2005                     -0.51%              -6.35%

The assumptions in any of these simulation runs are inherently uncertain. A simulation will not precisely estimate net interest income or economic value of the assets and liabilities or precisely predict the impact of higher or lower interest rates on net interest income or on the economic value of the assets and liabilities. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest-rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions and management strategies.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2006, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Internal Revenue Service ("IRS") completed an examination of our 2002 federal income tax return. On August 31, 2005, we received a notice of proposed deficiency in which the IRS asserted that adjustments should be made generating federal income tax liability for our 2002 tax year. The most significant proposed adjustment relates to a position the IRS has taken with respect to our treatment of mortgage loans held in our investment portfolio at December 31, 2002. The IRS has asserted that all such mortgage loans should be treated as "held for sale," and therefore subjected to the mark-to-market rules. Applying the mark-to-market rules to these mortgage loans held in our investment portfolio at December 31, 2002, would increase our taxable income for that year by an amount equal to the cumulative appreciation of these mortgage loans to their fair value. If the IRS ultimately were to prevail on its position with respect to mortgage loans held in our investment portfolio as of December 31, 2002, we would owe approximately $45,000 in additional federal income tax, plus interest. Any such additional taxes due would be a result of timing differences. As these mortgage loans pay off or down the tax liability associated will reverse and therefore will not impact our earnings. However, there would be an income statement impact to the extent interest is owed. We have engaged Shearman & Sterling LLP as special tax counsel to represent us in this matter and have consulted with Shearman & Sterling LLP and PricewaterhouseCoopers LLP, our regular tax advisor. Although this matter remains at a preliminary stage and no assurance can be given as to the possible outcome, we believe that our position is in accordance with practices customary in the banking industry and that we have a clearly defendable position on this issue. On September 29, 2005, we formally protested the proposed adjustment to the IRS office of Appeals. There were no new material developments related to this matter during the first quarter of 2006.

We are involved in legal proceedings from time to time arising in the ordinary course of business. None of such legal proceedings are, in our opinion, expected to have a materially adverse effect on our consolidated financial position or results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no changes to our risk factors since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

                                        INTEGRA BANK CORPORATION


                                        By /s/ Michael T. Vea
                                           -------------------------------------
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           May 9, 2006


                                           /s/ Martin M. Zorn
                                           -------------------------------------
                                           Executive Vice President, Chief
                                           Financial Officer
                                           May 9, 2006