Form 10-Q
period 2006-06-30
INTEGRA BANK CORP
filed 2006-08-08
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                 OUTSTANDING AT JULY 31, 2006
----------------------------------   ----------------------------
(Common stock, $1.00 Stated Value)                     17,616,650

                            INTEGRA BANK CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

            Consolidated balance sheets-

            June 30, 2006 and December 31, 2005                            3
            Consolidated statements of income-
            Three months and six months ended June 30, 2006 and 2005       4

            Consolidated statements of comprehensive income-
            Three months and six months ended June 30, 2006 and 2005       5

            Consolidated statements of changes in shareholders'
            equity- Six months ended June 30, 2006                         6

            Consolidated statements of cash flow-
            Six months ended June 30, 2006 and 2005                        7

            Notes to unaudited consolidated financial statements           9

Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations                            17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        27

Item 4.  Controls and Procedures                                           28

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 29

Item 1A. Risk Factors                                                      29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       29

Item 3.  Defaults Upon Senior Securities                                   29

Item 4.  Submissions of Matters to a Vote of Security Holders              29

Item 5.  Other Information                                                 29

Item 6.  Exhibits                                                          30

Signatures                                                                 31

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for per share data)

                                                                  June 30,    December 31,
                                                                    2006          2005
                                                                 ----------   ------------
ASSETS
Cash and due from banks                                          $   78,700    $   62,643
Federal funds sold and other short-term investments                   2,598           112
                                                                 ----------    ----------
   Total cash and cash equivalents                                   81,298        62,755
Loans held for sale (at lower of cost or market value)                  667           522
Securities available for sale                                       652,821       681,030
Regulatory stock                                                     30,659        33,102
Loans, net of unearned income                                     1,792,775     1,750,192
Less: Allowance for loan losses                                     (21,043)      (24,392)
                                                                 ----------    ----------
   Net loans                                                      1,771,732     1,725,800
Premises and equipment                                               48,298        50,106
Goodwill                                                             44,491        44,491
Other intangibles                                                     7,298         7,765
Other assets                                                        106,244       102,571
                                                                 ----------    ----------
TOTAL ASSETS                                                     $2,743,508    $2,708,142
                                                                 ==========    ==========
LIABILITIES
Deposits:
   Non-interest-bearing demand                                   $  265,036    $  263,095
   Interest-bearing:
      Savings, interest checking and money market accounts          816,789       760,883
      Time deposits of $100 or more                                 436,496       285,429
      Other interest-bearing                                        527,030       499,096
                                                                 ----------    ----------
   Total deposits                                                 2,045,351     1,808,503
Short-term borrowings                                               311,663       399,588
Long-term borrowings                                                143,129       256,862
Other liabilities                                                    19,892        23,091
                                                                 ----------    ----------
   TOTAL LIABILITIES                                              2,520,035     2,488,044
                                                                 ==========    ==========
SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
   None outstanding
Common stock - $1.00 stated value:
   Shares authorized: 29,000,000
   Shares outstanding: 17,539,094 and 17,464,948, respectively       17,539        17,465
Additional paid-in capital                                          129,061       127,980
Retained earnings                                                    88,790        80,622
Accumulated other comprehensive income                              (11,917)       (5,969)
                                                                 ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                                       223,473       220,098
                                                                 ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $2,743,508    $2,708,142
                                                                 ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                                                     Three Months         Six Months
                                                                    Ended June 30,      Ended June 30,
                                                                  -----------------   -----------------
                                                                    2006      2005      2006      2005
                                                                  -------   -------   -------   -------
INTEREST INCOME
Interest and fees on loans:
   Taxable                                                        $30,972   $25,332   $59,602   $49,277
   Tax-exempt                                                         105       106       206       222
Interest and dividends on securities:
   Taxable                                                          6,656     7,310    13,198    14,839
   Tax-exempt                                                       1,205     1,410     2,401     2,826
Dividends on regulatory stock                                         447       371       853       745
Interest on loans held for sale                                        34       136        65       241
Interest on federal funds sold and other short-term investments        23        35       231        46
                                                                  -------   -------   -------   -------
   Total interest income                                           39,442    34,700    76,556    68,196
INTEREST EXPENSE
Interest on deposits                                               13,329     8,445    24,382    16,121
Interest on short-term borrowings                                   3,283     2,610     6,548     3,424
Interest on long-term borrowings                                    2,087     2,849     4,765     6,794
                                                                  -------   -------   -------   -------
   Total interest expense                                          18,699    13,904    35,695    26,339
NET INTEREST INCOME                                                20,743    20,796    40,861    41,857
Provision for loan losses                                             859     4,316     1,253     4,691
                                                                  -------   -------   -------   -------
   Net interest income after provision for loan losses             19,884    16,480    39,608    37,166
                                                                  -------   -------   -------   -------
NON-INTEREST INCOME
Service charges on deposit accounts                                 5,036     3,945     9,091     6,967
Other service charges and fees                                      1,020       990     2,106     2,322
Debit card income-interchange                                         800       579     1,539     1,121
Mortgage banking                                                       46       139       133       291
Trust income                                                          558       518     1,190       995
Net securities gains (losses)                                           1      (340)        1    (1,073)
Gain on mortgage loans sold                                           141        93       249       210
Gain on sale of other assets                                           35     6,037       126     6,459
Cash surrender value life insurance                                   442       376       873       756
Other                                                               1,038       774     1,870     1,607
                                                                  -------   -------   -------   -------
   Total non-interest income                                        9,117    13,111    17,178    19,655
NON-INTEREST EXPENSE
Salaries                                                            7,189     7,662    14,445    14,978
Commissions and incentives                                            918     1,321     1,851     2,184
Other benefits                                                      1,853     1,727     4,127     3,363
Occupancy                                                           1,997     1,901     3,939     3,782
Equipment                                                             856       923     1,701     1,846
Professional fees                                                     835     1,168     1,611     2,150
Communication and transportation                                    1,222     1,128     2,480     2,250
Processing                                                            602       608     1,046     1,542
Software                                                              379       379       812       815
Marketing                                                             588       577     1,052     1,087
Low income housing project losses                                     629       568     1,257     1,114
Amortization of intangible assets                                     233       233       466       466
Other                                                               1,959     1,880     3,631     3,727
                                                                  -------   -------   -------   -------
   Total non-interest expense                                      19,260    20,075    38,418    39,304
                                                                  -------   -------   -------   -------
Income before income taxes                                          9,741     9,516    18,368    17,517
Income tax expense                                                  2,351     2,066     4,421     3,678
                                                                  -------   -------   -------   -------
NET INCOME                                                        $ 7,390   $ 7,450   $13,947   $13,839
                                                                  =======   =======   =======   =======
Earnings per share:
   Basic                                                          $  0.42   $  0.43   $  0.80   $  0.80
   Diluted                                                           0.42      0.43      0.80      0.79

Weighted average shares outstanding:
   Basic                                                           17,466    17,365    17,450    17,354
   Diluted                                                         17,562    17,440    17,543    17,434

Dividends per share                                               $  0.17   $  0.16   $  0.33   $  0.32

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                               Three Months Ended    Six Months Ended
                                                                                    June 30,             June 30,
                                                                               ------------------   -----------------
                                                                                  2006      2005      2006      2005
                                                                               --------   -------   -------   -------
Net income                                                                      $ 7,390   $ 7,450   $13,947   $13,839
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in period
         (net of tax of $(2,920), $2,741, $(4,213) and $(775), respectively)     (4,236)    4,028    (5,947)   (1,136)
      Reclassification of realized amounts
         (net of tax of $138 and $435 respectively for 2005)                         (1)      202        (1)      638
                                                                                -------   -------   -------   -------
      Net unrealized gain (loss) on securities                                   (4,237)    4,230    (5,948)     (498)
                                                                                -------   -------   -------   -------
Comprehensive income                                                            $ 3,153   $11,680   $ 7,999   $13,341
                                                                                =======   =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (In thousands, except for share and per share data)

                                                                          Additional              Accumulated Other
                                                     Common      Common     Paid-in    Retained     Comprehensive
                                                     Shares      Stock      Capital    Earnings     Income (Loss)       Total
                                                   ----------   -------   ----------   --------   -----------------   ---------
BALANCE AT DECEMBER 31, 2005                       17,464,948   $17,465    $127,980    $80,622        $ (5,969)       $220,098
                                                   ----------   -------    --------    -------        --------        --------
Net income                                                 --        --          --     13,947              --          13,947
Cash dividend declared ($0.33 per share)                   --        --          --     (5,779)             --          (5,779)
Change, net of tax, in unrealized gain (loss) on
   Securities                                              --        --          --         --          (5,948)         (5,948)
Exercise of stock options                              41,484        41         758         --              --             799
Grant of restricted stock, net of forfeitures          32,662        33           6         --              --              39
Unearned compensation amortization                         --        --         317         --              --             317
                                                   ----------   -------    --------    -------        --------        --------
BALANCE AT JUNE 30, 2006                           17,539,094   $17,539    $129,061    $88,790        $(11,917)       $223,473
                                                   ----------   -------    --------    -------        --------        --------

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         --------------------
                                                                            2006       2005
                                                                         ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  13,947   $ 13,839
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
   Amortization and depreciation                                             3,086      3,694
   Provision for loan losses                                                 1,253      4,691
   Net securities (gains) losses                                                (1)     1,073
   (Gain) loss on sale of premises and equipment                               (92)       196
   (Gain) loss on sale of other real estate owned                              (34)       (25)
   Gain on sale of merchant processing program                                  --       (411)
   Gain on sale of branches                                                     --     (6,218)
   Loss on low-income housing investments                                    1,257      1,114
   Increase (decrease) in deferred taxes                                     1,148       (504)
   Net gain on sale of loans held for sale                                    (249)      (210)
   Proceeds from sale of loans held for sale                                26,591     29,994
   Origination of loans held for sale                                      (26,487)   (39,265)
   Change in other operating                                                (1,534)    11,513
                                                                         ---------   --------
      Net cash flows provided by (used in) operating activities             18,885     19,481
                                                                         ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and paydowns of securities available for sale      61,308     82,230
Proceeds from sales of securities available for sale                            --     30,109
Purchase of securities available for sale                                  (43,767)   (74,666)
Change in loans made to customers                                          (47,852)   (20,732)
Proceeds from sale of loans                                                     --    (13,772)
Proceeds from sale of merchant processing program                               --        585
Purchase of premises and equipment                                            (351)    (3,761)
Proceeds from sale of premises and equipment from sale of branches              --        608
Proceeds from sale of premises and equipment                                   119        162
Proceeds from sale of other real estate owned                                  375        320
                                                                         ---------   --------
      Net cash flows provided by (used in) investing activities            (30,168)     1,083
                                                                         ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits                                                         236,848     16,917
Decrease in deposits from sale of branches                                      --    (68,448)
Change in short-term borrowed funds                                        (88,496)    38,189
Repayment of long-term borrowings                                         (113,733)    (1,262)
Dividends paid                                                              (5,592)    (5,562)
Proceeds from exercise of stock options                                        799        535
                                                                         ---------   --------
      Net cash flows provided by (used in) financing activities             29,826    (19,631)
                                                                         ---------   --------
Net increase (decrease) in cash and cash equivalents                        18,543        933
                                                                         ---------   --------
Cash and cash equivalents at beginning of period                            62,755     71,834
                                                                         ---------   --------
Cash and cash equivalents at end of period                               $  81,298   $ 72,767
                                                                         =========   ========

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                      2006      2005
                                                    --------   ------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain)
   loss on securities available for sale            $(10,408)   $  860
Change in deferred taxes attributable to
   securities available for sale                      (4,214)     (340)
Other real estate acquired in settlement of loans        667       282
Dividends declared and not paid                        2,982     2,788

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and our subsidiaries. At June 30, 2006, our subsidiaries consisted of Integra Bank N.A. (the "Bank"), a reinsurance company and two statutory business trusts, which are no longer included in the consolidation. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC.

Because the results from banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which permitted the recognition of compensation expense using the intrinsic value method. The adoption of SFAS No. 123(R) applies to awards issued after January 1, 2006, with expense being recognized for future grants. We use the Black-Scholes model to determine the value of the options granted. We adopted SFAS No. 123(R) on January 1, 2006, using the prospective application method. We have recorded expense in accordance with SFAS No. 123(R) for all awards granted since the adoption date.

In March, 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140", which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value. Presently servicing rights are recorded at inception at cost, allocated on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective for us beginning January 1, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. We are in the process of evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

STOCK-BASED COMPENSATION:

Our 2003 Stock Option and Incentive Plan currently reserves shares of common stock for issuance as incentive awards to our directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. All shares issued upon exercise of options and all issued restricted shares are newly issued under these Plans. Our 1999 Stock Option and Incentive Plan provided for incentive stock options and non-qualified stock options. All options granted under the current plans or any predecessor (the "Plans") are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Under the Plans, at June 30, 2006, there were 142,300 shares available for the granting of additional awards.

In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At June 30, 2006, all 31,500 options remained outstanding.

Prior to 2006, stock options were accounted for using the intrinsic value method following APB No. 25 and related interpretations. Had compensation costs been determined based on the grant date market values of awards (the method described in SFAS No. 123(R)), reported net income and earnings per common share, for the three and six months ended June 30, 2005 would have been reduced to the proforma amounts shown below.

                                                              Three Months Ended   Six Months Ended
                                                                   June 30,            June 30,
                                                                     2005                2005
                                                              ------------------   ----------------
Net income:
   As reported                                                      $7,450              $13,839
   Add: Stock-based compensation expense
      included in reported net income, net of tax                       44                   71
   Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of tax                                             1,146                1,197
                                                                    ------              -------
   Proforma                                                         $6,348              $12,713
                                                                    ======              =======
Earnings per share:
   Basic
      As reported                                                   $ 0.43              $  0.80
      Proforma                                                        0.37                 0.73
   Diluted
      As reported                                                   $ 0.43              $  0.79
      Proforma                                                        0.36                 0.73

The weighted average fair value of each stock option included in the preceding proforma amounts for 2005 was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized in computing 2005 and 2006 fair values:

                            2006      2005
                          --------   ------
Risk-free interest rate       5.01%    3.85%
Expected life, in years          6        7
Expected volatility          24.73%   33.20%
Expected dividend yield       2.82%    3.02%

The Compensation Committee of the Board of Directors approved the accelerated vesting of outstanding unvested stock options awarded to recipients under the Plans effective December 19, 2005. All other terms and conditions applicable to such options, including the exercise prices and exercise periods, remained unchanged.

On January 1, 2006, we adopted SFAS 123(R). The revised standard eliminated the intrinsic value method of accounting required under APB 25. We adopted SFAS 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under application of this method, compensation expense recognized in 2006 for all share-based awards granted in 2006 is based on the grant date fair value of the stock grants less estimated forfeitures.

We typically consider making awards under the Plans to current employees annually during the second quarter. A summary of the status of the options granted under the Plans for the six months ended June 30, 2006 is presented below:

                                                   June 30, 2006
                                           ----------------------------
                                                       Weighted Average
                                             Shares     Exercise Price
                                           ---------   ----------------
Options outstanding at December 31, 2005   1,320,553        $21.44
Options granted                              228,235         22.88
Options exercised                            (41,484)        19.27
Options forfeited/expired                     (4,250)        22.01
                                           ---------        ------
Options outstanding at June 30, 2006       1,503,054        $21.72
                                           =========        ======
Options exercisable at June 30, 2006       1,274,819        $21.51


During the six months ended June 30, 2006, 41,484 stock options with an intrinsic value of $123 were exercised. We received $799 for these exercises and approximately $40 of tax benefit was realized.

The following table summarizes information about options granted under the Plans that were outstanding at June 30, 2006:

                                                              Weighted Average
   Range of                    Weighted Average   Aggregate      Remaining                     Weighted Average
   Exercise         Number         Exercise       Intrinsic   Contractual Life      Number         Exercise
    Price        Outstanding         Price          Value        (in years)      Exercisable         Price
--------------   -----------   ----------------   ---------   ----------------   -----------   ----------------
$15.75 - 20.00      361,166         $18.37          $1,221           6.6            361,166         $18.37
 20.01 - 23.50      997,760          21.88             363           7.6            769,525          21.59
 23.51 - 26.00       96,700          25.51             N/A           3.3             96,700          25.51
 26.01 - 38.00       47,428          35.96             N/A           1.8             47,428          35.96
                  ---------         ------          ------           ---          ---------         ------
                  1,503,054         $21.72          $1,584           6.9          1,274,819         $21.51
                  =========         ======          ======           ===          =========         ======

The 2003 Plan permits the award of up to 300,000 shares of restricted stock. The shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. A summary of restricted shares that were granted, vested or forfeited during the six months ended June 30, 2006 follows below:

                                                   June 30,
                                                     2006
                                                   --------
                                                    Shares
                                                   --------
Restricted shares outstanding, December 31, 2005     42,061
Shares granted                                       34,162
Shares vested                                       (17,675)
Shares forfeited                                     (1,500)
                                                    -------
Restricted shares outstanding, June 30, 2006         57,048
                                                    =======

Consistent with the provisions of SFAS No. 123, we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders' equity for unvested restricted stock. To comply with the provisions of SFAS 123(R), we reclassified the deferred compensation balance for grants issued prior to 2006 under APB 25 to additional paid-in capital on the consolidated balance sheet. As of June 30, 2006, there was $418 of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under our Plans prior to 2006. Of this unamortized expense, $154, $210, and $54 are expected to be expensed in 2006, 2007, and 2008, respectively. For restricted stock awards granted prior to the adoptions of SFAS 123(R), we will continue to recognize compensation expense over the full vesting period. Compensation expense for restricted stock for the three and six months ended June 30, 2006 was $86 and $158, compared to $74, and $120 for 1995.

NOTE 2. EARNINGS PER SHARE

The calculation of earnings per share for the three and six months ended June 30, 2006 and 2005 is summarized as follows:

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                -------------------------   -------------------------
                                                                    2006          2005         2006          2005
                                                                -----------   -----------   -----------   -----------
Net income                                                      $     7,390   $     7,450   $    13,947   $    13,839
                                                                ===========   ===========   ===========   ===========

   Weighted average shares outstanding - Basic                   17,466,095    17,364,644    17,450,118    17,354,059
   Incremental shares related to stock compensation                  96,031        74,961        92,862        80,424
                                                                -----------   -----------   -----------   -----------
   Average shares outstanding - Diluted                          17,562,126    17,439,605    17,542,980    17,434,483
                                                                ===========   ===========   ===========   ===========

Earnings per share-Basic                                        $      0.42   $      0.43   $      0.80   $      0.80
   Effect of incremental shares related to stock compensation            --            --            --            --
                                                                -----------   -----------   -----------   -----------
Earnings per share - Diluted                                    $      0.42   $      0.43   $      0.80   $      0.79
                                                                ===========   ===========   ===========   ===========

On June 30, 2006 and June 30, 2005, there were vested options outstanding to purchase 1,306,319 and 734,072 shares, respectively, of the Company's common stock. The calculations in the table above exclude options that could potentially dilute basic earnings per share in the future but were antidilutive for the periods presented. The number of such options excluded was 348,509 for both the three and six months ended June 30, 2006. The number of such options excluded was 317,460 for both the three and six months ended June 30, 2005.

NOTE 3. SECURITIES

All investment securities are held as available for sale. Amortized cost and fair value of securities classified as available for sale as of June 30, 2006 and December 31, 2005 are as follows:

                                                     Gross        Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains       Losses       Value
                                      ---------   ----------   ----------   --------
June 30, 2006:
U.S. Government agencies               $ 16,150     $   --       $   326    $ 15,824
Mortgage-backed securities              152,667        191         5,244     147,614
Collateralized Mortgage Obligations     354,209         --        16,690     337,519
States & political subdivisions          77,767      2,017            11      79,773
Other securities                         72,705      1,083         1,697      72,091
                                       --------     ------       -------    --------
   Total                               $673,498     $3,291       $23,968    $652,821
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
                                       ========     ======       =======    ========

The following table provides the unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2006:

                                        Less than 12 Months        12 Months or More               Total
                                      -----------------------   -----------------------   -----------------------
                                                   Unrealized                Unrealized                Unrealized
June 30, 2006                         Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
-------------                         ----------   ----------   ----------   ----------   ----------   ----------
U.S. government agencies               $ 15,105      $  293      $    719      $    33     $ 15,824      $   326
Mortgage-backed securities               45,949       1,247        94,133        3,997      140,082        5,244
Collateralized mortgage obligations      40,454         978       297,065       15,712      337,519       16,690
State & political subdivisions            1,006           8           146            3        1,152           11
Other securities                         20,653       1,549        18,064          148       38,717        1,697
                                       --------      ------      --------      -------     --------      -------
Total                                  $123,167      $4,075      $410,127      $19,893     $533,294      $23,968
                                       ========      ======      ========      =======     ========      =======

We do not believe any individual unrealized loss represents other-than-temporary impairment. Factors considered in evaluating the securities included whether the securities were backed by the U.S. government or its agencies and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At June 30, 2006, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates.

NOTE 4. INCOME TAXES

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

                                                       Three Months    Six Months Ended
                                                      Ended June 30,        June 30,
                                                     ---------------   -----------------
                                                      2006     2005      2006     2005
                                                     ------   ------   -------   -------
Federal income tax computed at the statutory rates   $3,409   $3,331   $ 6,429   $ 6,131
Adjusted for effects of:
   Tax exempt interest                                 (376)    (466)     (757)     (941)
   Nondeductible expenses                                56       57       110       112
   Low income housing credit                           (595)    (691)   (1,204)   (1,320)
   Cash surrender value of life insurance policies     (155)    (132)     (306)     (265)
   Dividend received deduction                          (54)     (54)     (108)     (222)
   State taxes, net of federal tax benefit               74       38       140        89
   Other differences                                     (8)     (17)      117        94
                                                     ------   ------   -------   -------
      Total income taxes (benefit)                   $2,351   $2,066   $ 4,421   $ 3,678
                                                     ======   ======   =======   =======

NOTE 5. SHORT-TERM BORROWINGS

Included in short-term borrowings are Federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank ("FHLB") advances with remaining maturities less than one year and other short-term borrowings. We also have an unsecured line of credit for $15,000 with the entire amount available at June 30, 2006.

                                                 June 30,   December 31,
                                                   2006         2005
                                                 --------   ------------
Federal funds purchased                          $ 30,000     $ 44,400
Securities sold under agreements to repurchase    138,863      202,262
Short-term Federal Home Loan Bank advances       $142,800      152,926
                                                 --------     --------
   Total short-term borrowed funds               $311,663     $399,588
                                                 ========     ========

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure FHLB advances. At June 30, 2006, we had sufficient collateral pledged to satisfy the FHLB's requirements.

NOTE 6. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                                                    June 30,   December 31,
                                                                                      2006         2005
                                                                                    --------   ------------
FHLB Advances
   Fixed maturity advances (weighted average rate
      of 2.64% as of December 31, 2005)                                             $     --     $102,500
   Amortizing and other advances (weighted average rate
      of 5.64% and 5.71% as of June 30, 2006 and December 31, 2005, respectively)      3,722        4,506
                                                                                    --------     --------
      Total FHLB Advances                                                              3,722      107,006
Securities sold under repurchase agreements with maturities
   at various dates through 2008 (weighted average fixed rate of 2.84%
   and 2.78% as of June 30, 2006 and December 31, 2005, respectively)                 65,000       75,000

Notes payable, secured by equipment, with a fixed interest rate of 7.26%,
   due at various dates through 2012                                                   6,282        6,731

Subordinated debt, unsecured, with a floating interest rate equal to three-
   month LIBOR plus 3.20%, with a maturity date of April 24, 2013                     10,000       10,000

Subordinated debt, unsecured, with a floating interest rate equal to three-
   month LIBOR plus 2.85%, with a maturity date of April 7, 2014                       4,000        4,000

Floating Rate Capital Securities, with an interest rate equal to six-month
   LIBOR plus 3.75%, with a maturity date of July 25, 2031, callable at a
   premium beginning July 25, 2006, and callable at par effective July 25, 2011       18,557       18,557

Floating Rate Capital Securities, with an interest rate equal to three-month
   LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable at par
   effective June 26, 2008                                                            35,568       35,568
                                                                                    --------     --------
      Total long-term borrowings                                                    $143,129     $256,862
                                                                                    ========     ========

NOTE 7. COMMITMENTS AND CONTINGENCIES

We are party to legal actions that arise in the normal course of our business activities. In our opinion, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or results of operations.

On August 31, 2005, we received a notice of proposed deficiency from the Internal Revenue Service (IRS) related to the IRS examination of our 2002 federal income tax return. The notice included a significant increase to taxable income with respect to our mark-to-market of mortgage loans for income tax purposes. If the IRS ultimately were to prevail on its position with respect to our mark-to-market of these loans, we would owe approximately $45,000 in additional federal income tax, plus interest. Any such taxes would be the result of temporary differences. As these mortgage loans pay off or down, the tax liability will reverse and therefore not impact our earnings. However, there would be an income statement impact to the extent interest is owed. We do not agree with the position of the examiner and filed a formal protest with the IRS on September 29, 2005. The IRS has not finalized its review of our formal protest. We continue to believe that we have a clearly defensible position on this issue. There were no new material developments related to this matter prior to the date of this report.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. We use the same credit policies in making commitments and conditional obligations as we do for other instruments.

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

                                             June 30,   December 31,
                                               2006         2005
                                             --------   ------------
Commitments to extend credit                 $574,872     $485,887
Standby letters of credit                      13,511       14,011
Non-reimbursable standby letters of credit      2,620        2,740

NOTE 8. INTEREST RATE CONTRACTS

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a cash flow hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. This rate was 5.71% at June 30, 2006. The swap expires on or prior to January 5, 2016 and had a notional amount of $6,975 at June 30, 2006.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate that the counterparty will be able to fully satisfy its obligations under the remaining agreement.

During the first quarter of 2003, we entered into interest rate swap contracts with a $75,000 notional amount to convert a portion of our liabilities from fixed rate to variable rate as part of our balance sheet management strategy. A total of $25,000 of this notional amount matured during the first quarter of 2006, with the remaining $50,000 having expired during the second quarter.

During the second quarter of 2006, we initiated an interest rate protection program in order to provide our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements, we enter into a variable or fixed rate loan agreement with our customer in addition to a swap agreement. The swap agreement effectively swaps the customer's variable rate to a fixed rate or vice versa. We then enter into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer. Since the swaps are structured to offset each other, changes in market values, while recorded, have no net earnings impact.

NOTE 9. SEGMENT INFORMATION

We operate one reporting line of business, banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and annuity products and services; and complete personal and corporate trust services. Other includes the operating results of the parent company and its reinsurance subsidiary. The reinsurance subsidiary does not meet the reporting criteria for a separate segment.

The accounting policies of the banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for banking and other operating units:

For three months ended June 30,2006   Banking    Other    Eliminations    Total
-----------------------------------   -------   -------   ------------   -------
Interest income                       $39,394   $    52     $    (4)     $39,442
Interest expense                       17,284     1,419          (4)      18,699
                                      -------   -------     -------      -------
Net interest income (loss)             22,110    (1,367)         --       20,743
Provision for loan losses                 859        --          --          859
Other income (1)                        9,042     8,555      (8,480)       9,117
Other expense                          18,867       411         (18)      19,260
                                      -------   -------     -------      -------
Earnings before income taxes           11,426     6,777      (8,462)       9,741
                                      -------   -------     -------      -------
Income tax expense (benefit)            3,033      (682)         --        2,351
                                      -------   -------     -------      -------
Net income                            $ 8,393   $ 7,459     $(8,462)     $ 7,390
                                      =======   =======     =======      =======

For six months ended June 30, 2006       Banking      Other    Eliminations      Total
----------------------------------     ----------   --------   ------------   ----------
Interest income                        $   76,463   $    101    $      (8)    $   76,556
Interest expense                           32,950      2,753           (8)        35,695
                                       ----------   --------    ---------     ----------
Net interest income (loss)                 43,513     (2,652)          --         40,861
Provision for loan losses                   1,253         --           --          1,253
Other income (1)                           16,995     16,241      (16,058)        17,178
Other expense                              37,700        754          (36)        38,418
                                       ----------   --------    ---------     ----------
Earnings before income taxes               21,555     12,835      (16,022)        18,368
                                       ----------   --------    ---------     ----------
Income tax expense (benefit)                5,676     (1,255)          --          4,421
                                       ----------   --------    ---------     ----------
Net income                             $   15,879   $ 14,090    $ (16,022)    $   13,947
                                       ==========   ========    =========     ==========
Segment assets                         $2,716,957   $292,764    $(266,213)    $2,743,508
                                       ==========   ========    =========     ==========

(1)  Includes income (loss) on subsidiaries.

For three months ended June 30, 2005   Banking    Other    Eliminations    Total
------------------------------------   -------   -------   ------------   -------
Interest income                        $34,662   $    43     $    (5)     $34,700
Interest expense                        12,817     1,092          (5)      13,904
                                       -------   -------     -------      -------
Net interest income (loss)              21,845    (1,049)         --       20,796
Provision for loan losses                4,316        --          --        4,316
Other income (1)                        13,032     8,532      (8,453)      13,111
Other expense                           19,552       542         (19)      20,075
                                       -------   -------     -------      -------
Earnings before income taxes            11,009     6,941      (8,434)       9,516
                                       -------   -------     -------      -------
Income tax expense (benefit)             2,623      (557)         --        2,066
                                       -------   -------     -------      -------
Net income                             $ 8,386   $ 7,498     $(8,434)     $ 7,450
                                       =======   =======     =======      =======

For six months ended June 30, 2005       Banking      Other    Eliminations      Total
----------------------------------     ----------   --------   ------------   ----------
Interest income                        $   68,098   $    105    $      (7)    $   68,196
Interest expense                           24,248      2,098           (7)        26,339
                                       ----------   --------    ---------     ----------
Net interest income (loss)                 43,850     (1,993)          --         41,857
Provision for loan losses                   4,691         --           --          4,691
Other income (1)                           19,475     15,985      (15,805)        19,655
Other expense                              38,354        989          (39)        39,304
                                       ----------   --------    ---------     ----------
Earnings before income taxes               20,280     13,003      (15,766)        17,517
                                       ----------   --------    ---------     ----------
Income tax expense (benefit)                4,657       (979)          --          3,678
                                       ----------   --------    ---------     ----------
Net income                             $   15,623   $ 13,982    $ (15,766)    $   13,839
                                       ----------   --------    ---------     ----------
Segment assets                         $2,732,263   $285,236    $(261,202)    $2,756,297
                                       ==========   ========    =========     ==========

(1)  Includes income on subsidiaries.

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

Certain statements made in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "may," "will," "should," "would," "anticipate," "expect," "plan," "believe," "intend," and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include: risks relating to changes in interest rates; risks of default on loans and concentrations within our portfolio; the possible insufficiency of our allowance for loan losses; regional economic conditions; competition; governmental regulation and supervision; failure or circumvention of our internal controls; reliance on Integra Bank to fund dividends to our shareholders; disruption of business or dilution of shareholder value as a result of mergers or acquisitions; our ability to retain key personnel; failure or disruption of our information systems; and technological change. We discuss these risks and other factors in our most recent Annual Report on Form 10-K. We may update that discussion in this or another periodic report we file with the SEC thereafter. We undertake no obligation to revise or update these risks, uncertainties and other factors except as may be set forth in our periodic reports.

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

During the first six months of 2006, we continued to make progress in implementing our three-year strategic plan (2004-2006) to build shareholder value relative to our peers. The plan consists of four key elements:

     1.   Accelerate revenue growth;

     2.   Improve operating efficiency;

     3. Provide quality service, develop employees and continue to increase our managerial depth; and

     4.   Lower our risk profile by reducing non-performing loans.

Second quarter net income was $7,390, a decrease of $60, or 0.8% from the second quarter of 2005, and an increase of $833, or 12.7%, from the first quarter of 2006. Earnings per diluted share were $0.42 and $0.43 for the second quarter 2006 and 2005, respectively. Net income and earnings per diluted share were $13,947 and $0.795 for the six months ended June 30, 2006, as compared to $13,839 or $0.794 for the six months ended June 30, 2005.

Return on assets and return on equity were 1.09% and 13.24%, respectively, for the second quarter of 2006, compared to 1.08% and 13.92% for the second quarter of 2005 and 0.98% and 11.96% for the first quarter of 2006.

The second quarter of 2006 was highlighted by the following items:

1. Commercial loans grew 11% on an annualized basis from the first quarter of 2006, accompanied by strong growth in commercial demand deposit balances. Continued strong commercial loan growth, accompanied by an increase in commercial demand deposit account balances from the first quarter of $7,064, or 17.2% on an annualized basis, resulted in an improved asset mix and stronger balance sheet that helped contribute to a higher level of earnings. To help continue that growth, we added a commercial banking team during the second quarter to the Cincinnati and Northern Kentucky area that we expect will add to the success experienced by our commercial real estate lending team.

2. Our net interest margin increased 8 basis points and net interest income increased $625 from the first quarter of 2006. In addition to the improved asset mix and increase in non-interest bearing deposits, non-accrual loans decreased by $14,486 from the first quarter of 2006. We reinvested those funds in earning assets, contributing to a higher level of interest income. Fee income also increased. The yield on earning assets increased 32 basis points for the quarter, outpacing the increase in costs of the liabilities funding those assets, which increased 27 basis points. These yields increased in part due to increases in market interest rates. Should the current trend of rising interest rates cease, we could continue to experience an increase in interest expense on deposits due to our customers opting for higher rate deposit products.

3. Non-interest income increased by $1.1 million or 13% from the first quarter of 2006. The increase in non-interest income was driven by higher deposit service charges, which increased $981 or 24.2% from the first quarter of 2006. The ongoing and continued success of the High Performance Checking ("HPC") program implemented in 2005 continues to increase fee income and overall profitability.

4. Non-performing loans declined by $14,525 and the ratio of non-performing to total loans declined to 0.43%, a reduction of 84 basis points from the first quarter and the lowest since 1995. We received a payoff on a $12,643 non-performing loan in April 2006, resulting in a charge-off of $1,671. Net charge-offs for the quarter were 69 basis points and this loan accounted for 38 basis points. This compares to net charge-offs of 36 basis points in net charge-offs for the first quarter of 2006.

5. Non-interest expenses were consistent with the first quarter of 2006. Second quarter non-interest expense was consistent with the first quarter and included a $503 decline in personnel expense, which was offset by slight increases in other areas. The quarter included the expense associated with the issuance of stock options and restricted stock for employees and directors. The annualized full year expense associated with the stock based compensation issued during the second quarter is expected to approximate $500. We reduced our efficiency ratio to 62.3%, the lowest since the second quarter of 2001 and expect non-interest expense to decline in the second half of the year. This expected reduction, coupled with continued anticipated higher revenue levels, should improve our efficiency ratio over the second half of the year.

In summary, we believe that the results for the second quarter indicate that we are making progress on achieving the four key elements of our plan. The quarter was marked by continued strong commercial loan and deposit growth and higher levels of deposit service charges, as well as the reduction of non-performing loans to our lowest levels since 1995. We continue to experience margin pressure as a result of the flat yield curve and increasing rates, however expect the margin and net interest income to be stable to improving in future quarters if we can continue to improve our earning asset mix by growing higher yielding commercial loans and generating low cost funds. We expect to manage our expenses closely and realize future benefits from the expense reduction initiatives undertaken during the first half of the year. We will continue to focus on adding more customers and doing more with them, while continuing our focus on expense and capital management.

We believe that comparisons of the current quarter to the second quarter of 2005 are not as meaningful as comparisons to the first quarter of 2006, primarily because the results for the second quarter of 2005 included the following items:

     1. The sale of three branches that resulted in a gain of $6,218, and included loans of $13,772 and deposits of $68,448;

     2. the transfer of $9,788 in identified loans to held-for-sale and the recording of $1,460 in charge-offs to reflect the estimated market value of the loans;

     3. an increase in the provision for loan losses of $4,316, including a specific reserve for one $14,256 secured loan;

     4. a $383 writedown of premiums related to acquired loans, offset by an interest recovery of $421 and related fees on previously charged-off loans;

     5.   a loss on the sale of securities of $340; and

     6.   the sale of an insurance affiliate for a loss of $185.

Our financial results are more fully discussed in the following sections of this report.

FINANCIAL OVERVIEW

Net income for the quarter ended June 30, 2006 was $7,390 compared to $7,450 for the same period of 2005. Earnings per share, on a diluted basis, were $0.42 for the second quarter of 2006, compared to $0.43 for the second quarter of 2005.

Annualized returns on average assets and equity for the three months ended June 30, 2006 were 1.09% and 13.24%, respectively, compared with 1.08% and 13.92% in the same period of 2005.

Net income for the six months ended June 30, 2006 was $13,947, compared to net income of $13,839 for the same period of 2005. The income per share, on a diluted basis, was $0.795 and $0.794 for the first half of 2006 and 2005, respectively. Returns on average assets and equity for the six months ended June 30, 2006 were 1.03% and 12.60%, respectively, compared with 1.01% and 13.1% in the same period of 2005.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the adoption of SFAS No. 123(R), "Share Based Payments", as discussed in Note 1.

NET INTEREST INCOME

Net interest income was $20,743 for the three months ended June 30, 2006 compared with $20,796 for the same period in 2005 and $40,861 and $41,857 for the six months ended June 30, 2006 and 2005, respectively. The net interest margin for the three months ended June 30, 2006 was 3.42% compared to 3.45% for the same three months of 2005, while the margin for the six months ended June 30, 2006 was 3.38%, as compared to 3.47% for the six months ended June 30, 2005.

The primary components of the change in margin and net interest income for the second quarter of 2006 to the second quarter of 2005 were:

     1. Our interest income and the resulting margin increased due to increases in average loan yields, which increased from 6.02% to 6.98% and were driven by an increase in commercial loan yields, including loan fees, from 6.21% to 7.35%. This increase to the margin was diluted by increases in investment yields of only 7 basis points. Commercial loan yields increased to 7.10% for the six months ended June 30, 2006, as compared to 6.02% for the six months ended June 30, 2005, contributing to an overall increase in yield on earning assets of 69 basis points to 6.27%. The increases in yields were due, in part, to increases in market interest rates and resulting changes to our pricing. Yields for the second quarter of 2006, as compared to the first quarter of 2006, increased in part to the payoff of a $12,643 non-performing loan in April, 2006 and the reinvestment of those funds to interest earning assets.

     2. Our margin and net interest income decreased as a result of increases in interest bearing liabilities costs of 94 basis points from 2.43% to 3.37%, which outpaced the increase in overall asset yields of 77 basis points. The cost of interest bearing liabilities was negatively impacted by the maturity and refinancing of $177,500 of fixed-term debt that carried a weighted average rate of 3.06% and matured in March 2006. It was also negatively impacted by a shift in balances from lower rate checking and savings accounts to higher cost money market accounts and certificates of deposit, as the rates on those products increased and became more attractive to our customers. Interest bearing liabilities costs increased 91 basis points for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, outpacing yields on earning assets, which increased 69 basis points.

     3. An increase to net interest income resulting from an increase in average loan outstandings of $89,452, which included an increase of $100,542 in higher yielding commercial loans, partially offset by a decline in lower yielding residential real estate mortgage loans of $29,981. Total average loans represented 71.4% of earning assets for the second quarter of 2006, compared to 67.2% for the second quarter of 2005, reflecting an improvement in our mix of earning assets to higher yielding assets.

     4. The impact of the strategic decision to reduce the our securities portfolio by an average of $101,788 for the second quarter of 2006, as compared to the second quarter of 2005. This reduction resulted in a decline in net interest income, but in an increase in the net interest margin. The average balance of investment balances, on a year-to-date basis, declined $115,462, producing similar results.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                         2006                             2005
                                            ------------------------------   ------------------------------
                                              Average    Interest   Yield/     Average    Interest   Yield/
For Three Months Ended June 30,              Balances      &Fees     Cost     Balances      &Fees     Cost
-------------------------------             ----------   --------   ------   ----------   --------   ------
EARNING ASSETS:
Short-term investments                      $    2,763    $    23    3.24%   $    4,658    $    35    3.05%
Loans held for sale                              1,909         34    7.21%        8,644        136    6.28%
Securities                                     674,782      8,475    5.02%      776,570      9,603    4.95%
Regulatory Stock                                31,359        447    5.71%       33,068        371    4.49%
Loans                                        1,774,532     31,133    6.98%    1,685,080     25,495    6.02%
                                            ----------    -------    ----    ----------    -------    ----
   Total earning assets                      2,485,345    $40,112    6.43%    2,508,020    $35,640    5.66%
                                                          =======                          =======
Allowance for loan loss                        (21,291)                         (23,160)
Other non-earning assets                       261,756                          283,922
                                            ----------                       ----------
TOTAL ASSETS                                $2,725,810                       $2,768,782
                                            ==========                       ==========
INTEREST-BEARING LIABILITIES:
Deposits
   Savings and interest-bearing demand      $  507,404    $ 1,023    0.80%   $  571,946    $ 1,026    0.72%
   Money market accounts                       273,986      2,506    3.67%      228,912      1,255    2.20%
   Certificates of deposit and other time      964,046      9,800    4.08%      848,730      6,164    2.91%
                                            ----------    -------    ----    ----------    -------    ----
      Total interest-bearing deposits        1,745,436     13,329    3.06%    1,649,588      8,445    2.05%
Short-term borrowings                          321,978      3,283    3.91%      345,873      2,610    2.91%
Long-term borrowings                           148,970      2,087    5.87%      286,322      2,849    4.03%
                                            ----------    -------    ----    ----------    -------    ----
   Total interest-bearing liabilities        2,216,384    $18,699    3.37%    2,281,783    $13,904    2.43%
                                                          =======                          =======
Non-interest bearing deposits                  265,806                          251,258
Other noninterest-bearing liabilities and
   shareholders' equity                        243,620                          235,741
                                            ----------                       ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $2,725,810                        2,768,782
                                            ==========    =======    ====    ==========    =======    ====
Interest income/earning assets                            $40,112    6.43%                 $35,640    5.66%
Interest expense/earning assets                            18,699    3.01%                  13,904    2.21%
                                                          -------    ----                  -------    ----
   Net interest income/earning assets                     $21,413    3.42%                 $21,736    3.45%
                                                          =======    ====                  =======    ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $614 and $882 for 2006 and 2005, respectively

Federal tax equivalent adjustments on loans are $56 and $57 for 2006 and 2005, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                         2006                             2005
                                            ------------------------------   ------------------------------
                                              Average    Interest   Yield/     Average    Interest   Yield/
For Six Months Ended June 30,                Balances     & Fees     Cost     Balances     & Fees     Cost
-----------------------------               ----------   --------   ------   ----------   --------   ------
EARNING ASSETS:
Short-term investments                      $   10,577    $   231    4.38%   $    3,211    $    46    2.90%
Loans held for sale                              1,846         65    7.17%        7,669        241    6.36%
Securities                                     675,459     16,822    5.01%      790,921     19,275    4.87%
Regulatory Stock                                32,226        853    5.32%       33,055        745    4.51%
Loans                                        1,762,614     59,919    6.79%    1,667,223     49,618    5.95%
                                            ----------    -------    ----    ----------    -------    ----
   Total earning assets                      2,482,722    $77,890    6.27%    2,502,079    $69,925    5.58%
                                                          =======                          =======
Allowance for loan loss                        (22,720)                         (23,354)
Other non-earning assets                       262,070                          281,303
                                            ----------                       ----------
TOTAL ASSETS                                $2,722,072                       $2,760,028
                                            ==========                       ==========
INTEREST-BEARING LIABILITIES:
Deposits
   Savings and interest-bearing demand      $  506,727    $ 1,974    0.76%   $  578,541    $ 1,993    0.69%
   Money market accounts                       266,778      4,649    3.51%      226,900      2,262    2.01%
   Certificates of deposit and other time      910,480     17,759    3.93%      847,160     11,866    2.82%
                                            ----------    -------    ----    ----------    -------    ----
      Total interest-bearing deposits        1,683,985     24,382    2.91%    1,652,601     16,121    1.97%
Short-term borrowings                          333,375      6,548    3.67%      253,915      3,424    2.63%
Long-term borrowings                           199,997      4,765    5.19%      369,114      6,794    3.70%
                                            ----------    -------    ----    ----------    -------    ----
   Total interest-bearing liabilities        2,217,357    $35,695    3.23%    2,275,630    $26,339    2.32%
                                                          =======                          =======
Non-interest bearing deposits                  260,958                          251,819
Other noninterest-bearing liabilities
   and shareholders' equity                    243,757                          232,579
                                            ----------                       ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $2,722,072                       $2,760,028
                                            ==========                       ==========
Interest income/earning assets                            $77,890    6.27%                 $69,925    5.58%
Interest expense/earning assets                            35,695    2.89%                  26,339    2.11%
                                                          -------    ----                  -------    ----
   Net interest income/earning assets                     $42,195    3.38%                 $43,586    3.47%
                                                          =======    ====                  =======    ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $1,223 and $1,610 for 2006 and 2005, respectively

Federal tax equivalent adjustments on loans are $111 and $119 for 2006 and 2005, respectively.

NON-INTEREST INCOME

Non-interest income decreased $3,994 to $9,117 for the second quarter ended June 30, 2006, compared to $13,111 from the second quarter of 2005. The net decrease was primarily attributable to:

     1. The $6,218 gain on the sale of three branches during the second quarter of 2005.

     2. Losses during the second quarter of 2005 of $340 on the sale of securities, and $185 on the sale of an insurance agency affiliate.

     3. Higher service charges on deposit accounts for the second quarter of 2006, which increased $1,091 from the second quarter of 2005, or 27.7%, as we continued to add new customers and open new accounts.

     4. An increase in debit card interchange fee income of $222, which was driven by a higher number of active accounts and higher levels of usage.

Non-interest income for the six months ended June 30, 2006 was $17,178 compared to $19,655 from the same period in 2005. The six-month results for 2005 included the gain on the sale of the three branches of $6,218, securities losses of $1,073 and the $185 loss on the sale of the insurance agency. The results for the six months ended June 30, 2006, as compared to the same period in 2005, included increases in deposit service charges of $2,124 and debit card interchange income of $417.

NON-INTEREST EXPENSE

Non-interest expense decreased $815 to $19,260 for the quarter ended June 30, 2006, compared to $20,075 from the second quarter of 2005. The net decrease was primarily attributable to:

     1. A reduction in salaries and employee benefits expense of $750. The decrease is due to a lower number of full-time equivalent employees
          (FTEs), which were 803 at June 30, 2006, as compared to 847 at June 30, 2005. This reduction has occurred throughout the past year as we have identified opportunities to improve efficiency and redeploy resources to business activities that have the highest potential for revenue or improved productivity. The reduction in incentives has been impacted by the redesign of some of our sales incentive plans and, partially, the impact of the lower level of FTEs. The increase in benefits expense is largely a result of higher health insurance expenses.

     2. Lower professional fees, which declined $333 from the year ago quarter. This includes a portion of the impact of changing our audit firm and significantly reducing those fees, lower legal fees and non-recurring consulting fees incurred during the second quarter of 2005 related to the HPC program.

     3. Partially offsetting expenses related to the issuance of stock options and restricted stock issued in May 2006, which were accounted for using SFAS No. 123(R), and are expected to approximate $500 on an annual, full-year basis. Expense for the second quarter included $118 of expense for restricted stock issued to recipients eligible for immediate retirement.

Non-interest expense for the six months ended June 30, 2006 was $38,418, compared to $39,304 from the same period in 2005. These results included an increase in health insurance expense of $859. This increase was due to lower than expected expense during the first half of 2005 resulting from lower estimates of incurred but not reported claims for our self-insured health plan, coupled with higher than expected claims during the first half of 2006.

The six months ended June 30, 2006 also included lower salary expense of $533, a reduction in incentives and commissions expense of $333 and lower professional fees, all of which are discussed above. Additionally, processing costs declined by $496, almost all of which came during the first quarter of 2006, due primarily to the elimination of processing costs for the merchant credit card program we sold in 2005.

INCOME TAX EXPENSE

Income tax expense was $2,351 and $4,421 for the three months and six months ended June 30, 2006, respectively, compared to $2,066 and $3,678 for the same period in 2005. An increase in the effective tax rate from 21.7% to 24.1% resulted in $231 of the quarterly increase, while the remainder was due to a higher level of pre-tax income. An increase in the effective tax rate from 21.0% to 24.1% for the six months ended June 30, 2006, accounted for $537 of the year to date increase of $743. We continue to expect an approximate 24% effective tax rate for all of 2006 because we project higher levels of taxable income.

FINANCIAL POSITION

Total assets at June 30, 2006 were $2,743,508 compared to $2,708,142 at December 31, 2005.

SECURITIES

Investment securities available for sale were $652,821 at June 30, 2006, compared to $681,030 at December 31, 2005, and represent the second highest earning asset component after loans. All of our securities are currently held as "available for sale" and recorded at their fair market values. Because of an increasing rate environment, the market value of securities available for sale on June 30, 2006, was $20,677 lower than the amortized cost, as compared to $10,269 lower at December 31, 2005.

We do not believe any individual unrealized loss in the securities portfolio represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities are backed by the U.S. government or its agencies and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At June 30, 2006, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates.

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

LOANS HELD FOR SALE

Loans held for sale represent less than 1% of total assets and increased to $667 at June 30, 2006 from $522 at December 31, 2005. Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.

LOANS

Total loans at June 30, 2006, were $1,792,775 compared to $1,750,192 at December 31, 2005. The increase is mainly attributable to an increase in commercial real estate loans of $62,806, partially offset by declines in commercial and industrial loans of $12,859, and consumer loans of $7,080.

The average balance of total loans for the second quarter of 2006 increased $23,967 from the first quarter average, driven primarily by the increased volume of commercial real estate loans.

The increased balances in commercial real estate loans result from our ongoing commercial real estate initiative and reflect high levels of real estate construction and land development loans originated through this line of business.

The decrease in consumer loans is primarily due to the rapid increase in interest rates and higher gas prices. As rates have increased, borrowers with increasing variable rate home equity line of credit products have refinanced into fixed rate first and second mortgages. Higher interest rates and higher gas prices have also negatively impacted our funding levels for loans originated through marine and recreational vehicle dealerships. In addition, we strategically chose not to match low rate competitor pricing in dealer finance loans, instead choosing to invest those funds in higher yielding commercial loans.

Total residential mortgage loan originations have continued to decline from prior levels, as higher rates have led to a lower level of refinancing activity. Total residential mortgage loans were relatively unchanged from December 31, 2005, increasing $3,409 or 1.5% on an annualized basis.

The average balance of commercial and industrial loans, excluding commercial real estate, increased $5,630 during the second quarter of 2006 from the first quarter, driven primarily by an increase in floor plan loans of $1,893.

LOAN PORTFOLIO

                                       June 30,    December 31,
                                         2006          2005
                                      ----------   ------------
Commercial, industrial and
   agricultural loans                 $  560,923    $  572,936
Economic development loans and
   other obligations of state and
   political subdivisions                  7,842         8,422
Lease financing                            5,474         5,740
                                      ----------    ----------
      Total commercial                   574,239       587,098

   Commercial real estate
   Commercial mortgages                  188,115       180,907
   Construction and development          241,775       186,177
                                      ----------    ----------
      Total commercial real estate       429,890       367,084

Residential mortgages                    450,659       447,250
Home equity                              131,991       135,685
Consumer loans                           205,999       213,079
                                      ----------    ----------
      Total loans                      1,792,778     1,750,196
Less: unearned income                          3             4
                                      ----------    ----------
      Loans, net of unearned income   $1,792,775    $1,750,192
                                      ==========    ==========

ASSET QUALITY

The allowance for loan losses is the amount that, in our opinion, is adequate to absorb probable inherent loan losses as determined by the ongoing evaluation of the loan portfolio. Our evaluation is based upon consideration of various factors including growth of the loan portfolio, an analysis of individual credits, loss data over an extended period of time, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions.

We charge-off loans that we deem uncollectible to the allowance, and we credit recoveries of previously charged off amounts to the allowance. We charge a provision for loan losses against earnings at levels we believe are necessary to assure that the allowance for loan losses can absorb probable losses.

The allowance for loan losses was $21,043 at June 30, 2006, representing 1.17% of total loans, compared with $24,392 at December 31, 2005. The allowance for loan losses to non-performing loans ratio improved to 275.8%, compared to 84.2% at June 30, 2005.

The provision for loan losses was $859 for the three months ended June 30, 2006, and $1,253 for the six months ended June 30, 2006. This compares to $4,316 and $4,691 for the three and six months ended June 30, 2005.

During the second quarter of 2005, we established a specific reserve of $2,905 for a $14,256 participation in a multi-bank secured loan and placed this loan on non-accrual status. During the second quarter of 2006, we received a payoff of this loan, which then carried a balance of $12,643, resulting in a net charge-off of $1,671. We loaned $6,500 to a new company that is 100% owned by a principal of the former borrower and participated part of this loan to another bank. The new company is an independent operator of limited assortment food stores that are now part of a nationwide operation with sales in excess of $4,000,000. The new company's projected performance supports its ability to repay the newly extended debt.

Also, during the second quarter of 2005, we approved plans to sell approximately $9,788 in under-performing loans, marked $3,469 in non-accrual loans and $6,319 in performing loans to market and moved the loans to held-for-sale at June 30, 2005. We recorded $1,460 in charge-offs and related provision expense in the second quarter of 2005 for these loans and sold them as planned in the third quarter of 2005.

Net charge-offs exceeded the provision by $2,191 during the second quarter of 2006, of which the charge-off mentioned above was $1,671. Net charge-offs for the quarter totaled $3,050, of which $592 did not have specific reserves and were covered by the provision of $859. Annualized net charge-offs to average loans were 0.69% for the quarter, of which the previously mentioned loan made up 38 basis points. This compares to 0.55% for the second quarter of 2005. For the quarter, net charge-offs included $2,348 of commercial, $610 of consumer and $92 in residential mortgage net charge-offs.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                 ------------------   -----------------
                                    2006      2005      2006      2005
                                  -------   -------   -------   -------
Beginning Balance                 $23,234   $23,259   $24,392   $23,794
Loans charged off                  (3,679)   (2,737)   (5,605)   (3,870)
Recoveries                            629       409     1,003       632
Provision for loan losses             859     4,316     1,253     4,691
Decrease due to sale of loans          --        --        --        --
                                  -------   -------   -------   -------
Ending Balance                    $21,043   $25,247   $21,043   $25,247
                                  =======   =======   =======   =======
Percent of total loans               1.17%     1.49%     1.17%     1.49%
Annualized % of average loans:
   Net charge-offs                   0.69%     0.55%     0.53%     0.39%
   Provision for loan losses         0.19%     1.03%     0.14%     0.57%

Total non-performing loans, at June 30, 2006, consisting of nonaccrual and loans 90 days or more past due, were $7,631, declines of $17,422 from December 31, 2005 and $14,525 from March 31, 2006. Non-performing loans were 0.43% of total loans, compared to 1.43% and 1.27% at December 31, 2005 and March 31, 2006. The 0.43% non-performing to total loans ratio is the lowest we have experienced since 1995.

Listed below is a comparison of non-performing assets.

                                 June 30,   December 31,
                                   2006        2005
                                 --------   ------------
Nonaccrual loans                  $7,511       $25,013
90 days or more past due loans       120            40
                                  ------       -------
   Total non-performing loans      7,631        25,053
Other real estate owned              719           440
                                  ------       -------
   Total non-performing assets    $8,350       $25,493
                                  ======       =======
Ratios:
Non-performing Loans to Loans       0.43%         1.43%
Non-performing Assets to Loans
   and Other Real Estate Owned      0.47%         1.46%
Allowance for Loan Losses to
   Non-performing Loans           275.76%        97.36%

DEPOSITS

Total deposits were $2,045,351 at June 30, 2006, compared to $1,808,503 at December 31, 2005, an increase of $236,848. Total valuable core deposits, which include non-interest and interest bearing demand, money market and savings deposits, increased from $1,023,978 at December 31, 2005 to $1,081,825 at June 30, 2006.

Changes in the average balances of deposits for the second quarter of 2006, as compared to the first quarter, included increases in non-interest bearing demand deposits of $9,749, or 15.2% on an annualized basis, driven by an increase in business checking of $7,064. Average interest bearing deposit account balances for the second quarter of 2006, as compared to the first quarter, increased by $14,494 in money market accounts, $15,291 in retail certificates of deposit, $36,588 in public fund time deposits and $51,184 in brokered certificates of deposit. These increases are part of our funding strategy, which included less reliance on repurchase agreements and other short and long-term borrowings.

SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, short-term Federal Home Loan Bank advances and securities sold under repurchase agreements, which decreased $87,925 from $399,588 at December 31, 2005, to $311,663 at June 30,
2006. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from our commercial customers as part of a cash management service.

At June 30, 2006, we had a $15,000 line of credit with no outstanding balance. We also had the capacity to borrow from the Federal Reserve Bank discount window, uncommitted securities eligible for pledging, and available uncommitted Fed Funds lines from various financial institutions.

LONG-TERM BORROWINGS

Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings is $3,722 of FHLB advances to fund investments and loans and to satisfy other funding needs, which decreased $103,284 from December 31, 2005. We must pledge mortgage-backed securities and mortgage loans as collateral to secure these advances. At June 30, 2006, we were in compliance with those requirements.

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

                                              Regulatory Guidelines              Actual
                                           --------------------------   -----------------------
                                              Minimum        Well-      June 30,   December 31,
                                           Requirements   Capitalized     2006         2005
                                           ------------   -----------   --------   ------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)        8.00%           N/A       12.20%       13.15%
Tier 1 Capital (to Risk-Weighted Assets)       4.00%           N/A       10.49%       11.21%
Tier 1 Capital (to Average Assets)             4.00%           N/A        8.11%        8.33%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)        8.00%         10.00%      11.76%       12.66%
Tier 1 Capital (to Risk-Weighted Assets)       4.00%          6.00%      10.74%       11.43%
Tier 1 Capital (to Average Assets)             4.00%          5.00%       8.35%        8.56%

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets program. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits and repurchase agreements, sell investment securities or utilize the Bank's borrowing capacity with the FHLB, as alternative sources of liquidity. At June 30, 2006, and December 31, 2005, respectively, Federal Funds sold and other short-term investments were $2,598 and $112. Additionally, at June 30, 2006, we had $380,000 available from unused Federal Funds lines and in excess of $321,880 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a "borrower in custody" line with the Federal Reserve Bank totaling over $502,805 as part of its liquidity contingency plan.

Our liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. We also have an unsecured line of credit available which permits us to borrow up to $15,000. There was no balance outstanding on this line as of June 30, 2006.

Our liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders and other general corporate purposes. The Board of Directors has approved a long-term dividend payout ratio of 35% to 50% of anticipated earnings, and in June 2006, increased the quarterly dividend from $0.16 to $0.17 per share. We believe that funds to fulfill these obligations for 2006 will be available from currently available cash and marketable securities, dividends from the Bank, our line of credit, or other sources that we expect to be available during the year. We believe that we have adequate liquidity to meet our foreseeable needs.

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

EARNINGS AT RISK (EAR). EAR is considered our best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At June 30, 2006, we would experience a negative 0.80% change in net interest income if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 1.50% change in net interest income. The reduction in EAR in the declining rate scenario and the increase in EAR in the rising rate scenario can be attributed to an increase in short term CD funding and the aging of $112,500 in fixed term debt. In addition, changes in prepayment expectations had a positive impact on the risk in the declining rate scenario. Both simulation results are within the policy limits established by the Board ALCO.

Trends in Earnings at Risk

                         Estimated Change in EAR from
                       the Base Interest Rate Scenario
                    -------------------------------------
                    -200 basis points   +200 basis points
                    -----------------   -----------------
June 30, 2006             -0.80%              -1.50%
March 31, 2006            -3.33%               0.20%
December 31, 2005         -3.76%              -0.99%

ECONOMIC VALUE OF EQUITY (EVE). We consider EVE to be our best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. We use a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a base scenario using current market rates. The standard simulation analysis assesses the impact on EVE by shocking the current market yield curve up and down 100, 200, and 300 basis points. This simulation model generates multiple rate paths under each rate scenario and projects the estimated economic value of assets and liabilities for each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the base interest rate scenario.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the base interest rate scenario is shocked up or down 200 basis points within a range of plus or minus 15%.

At June 30, 2006, we would experience a positive 2.50% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 6.70% change in EVE. The positive change in the EVE risk measure for the declining rate scenario is primarily attributed to the change in prepayment expectations that accompanied the increase in market rates. Both of these measures are within Board approved policy limits.

Trends in Economic Value of Equity

                    Estimated Change in EVE from the Base
                           Interest Rate Scenario
                    -------------------------------------
                    -200 basis points   +200 basis points
                    -----------------   -----------------
June 30, 2006              2.50%              -6.70%
March 31, 2006             0.70%              -6.56%
December 31, 2005         -0.51%              -6.35%

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2006, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We are involved in other legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31,2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, 2006, we authorized a common stock repurchase program under which we may purchase up to 2.5 percent of our outstanding common shares, or approximately 450,000 shares, or a maximum aggregate purchase amount of $10 million through June 30, 2007. Stock repurchases under this program may be made through open market and privately negotiated transactions at such times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. We do not intend to publicly announce any suspension of the program. There were no purchases made under this program through June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2006, we held our annual meeting of shareholders. There were 17,481,948 shares of common stock outstanding on the February 21, 2006 record date that were entitled to vote at the meeting.

The following directors received votes as noted and were elected to terms to expire in 2009:

                                              Abstain & Broker
                     Affirmative   Negative       Non-Votes
                     -----------   --------   ----------------
Sandra Clark Berry    13,467,285    272,259        243,219
Thomas W. Miller      13,466,713    272,242        243,109
Richard M. Stivers    13,389,894    272,201        320,610
Michael T. Vea        13,363,252    274,291        320,610

Continuing directors and the date of the expiration of their term in office are as follows:

2007               2008
Dr. H. Ray Hoops   George D. Martin
Robert W. Swan     William E. Vieth
Robert D. Vance    Daniel T. Wolfe
Roxy M. Baas

The shareholders also approved the appointment of Crowe Chizek and Company LLC as our independent auditors for 2006. The following represents the results of the vote:

Affirmative   Negative   Abstain
-----------   --------   -------
 13,455,459    491,834    51,689

ITEM 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of the Board of Directors approved the engagement of Crowe Chizek and Company LLC, our independent registered public accounting firm, to perform certain tax planning, compliance and advisory services which represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes Oxley Act of 2002 of the Sarbanes Oxley Act of 2002.

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

                                        INTEGRA BANK CORPORATION


                                        By /s/ Michael T. Vea
                                           -------------------------------------
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           August 8, 2006


                                        /s/ Martin M. Zorn
                                        ----------------------------------------
                                        Executive Vice President, and
                                        Chief Financial Officer
                                        August 8, 2006