Form 10-Q
period 2006-09-30
INTEGRA BANK CORP
filed 2006-11-08
CIK 764241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                 OUTSTANDING AT NOVEMBER 1, 2006
               -----                 -------------------------------
(Common stock, $1.00 Stated Value)              17,747,039

                            INTEGRA BANK CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Consolidated balance sheets-
         September 30, 2006 and December 31, 2005                           3

         Consolidated statements of income-
         Three months and nine months ended September 30, 2006
         and 2005                                                           4

         Consolidated statements of comprehensive income-
         Three months and nine months ended September 30, 2006
         and 2005                                                           5

         Consolidated statement of changes in shareholders' equity-
         Nine months ended September 30, 2006                               6

         Consolidated statements of cash flow-
         Nine months ended September 30, 2006 and 2005                      7

         Notes to unaudited consolidated financial statements               9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        30

Item 4.  Controls and Procedures                                           31

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 32

Item 1A. Risk Factors                                                      32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       32

Item 3.  Defaults Upon Senior Securities                                   32

Item 4.  Submissions of Matters to a Vote of Security Holders              32

Item 5.  Other Information                                                 32

Item 6.  Exhibits                                                          32

Signatures                                                                 33

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                                September 30,   December 31,
                                                     2006           2005
                                                -------------   ------------
ASSETS

Cash and due from banks                          $   65,402     $    62,643
Federal funds sold and other short-term
   investments                                        2,455             112
                                                 ----------     -----------
   Total cash and cash equivalents                   67,857          62,755
Loans held for sale (at lower of cost or
   market value)                                      1,399             522
Securities available for sale                       636,437         681,030
Regulatory stock                                     26,620          33,102
Loans, net of unearned income                     1,799,015       1,750,192
Less: Allowance for loan losses                     (21,403)        (24,392)
                                                 ----------     -----------
   Net loans                                      1,777,612       1,725,800
Premises and equipment                               47,310          50,106
Goodwill                                             44,491          44,491
Other intangibles                                     7,065           7,765
Other assets                                        102,515         102,571
                                                 ----------     -----------
TOTAL ASSETS                                     $2,711,306     $ 2,708,142
                                                 ==========     ===========
LIABILITIES

Deposits:

   Non-interest-bearing demand                   $  250,303     $   263,095
   Interest-bearing:
      Savings, interest checking and money
         market accounts                            780,768         760,883
      Time deposits of $100 or more                 428,385         285,429
      Other interest-bearing                        532,409         499,096
                                                 ----------     -----------
   Total deposits                                 1,991,865       1,808,503
Short-term borrowings                               315,709         399,588
Long-term borrowings                                142,160         256,862
Other liabilities                                    22,864          23,091
                                                 ----------     -----------
   TOTAL LIABILITIES                              2,472,598       2,488,044
                                                 ----------     -----------
SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized
   None Outstanding
Common stock - $1.00 stated value:
   Shared authorized: 29,000,000
   Shares outstanding: 17,704,245 and
      17,464,948, respectively                       17,704          17,465
Additional paid-in capital                          132,714         127,980
Retained earnings                                    93,980          80,622
Accumulated other comprehensive income               (5,690)         (5,969)
                                                 ----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                       238,708         220,098
                                                 ----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,711,306     $ 2,708,142
                                                 ==========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                                   Three Months
                                                      Ended          Nine Months Ended
                                                  September 30,        September 30,
                                                -----------------   -------------------
                                                  2006      2005      2006       2005
                                                -------   -------   --------   --------
INTEREST INCOME
Interest and fees on loans:
   Taxable                                      $32,731   $26,508   $ 92,333   $ 75,785
   Tax-exempt                                       105       100        311        322
Interest and dividends on securities:
   Taxable                                        6,608     7,016     19,806     21,855
   Tax-exempt                                     1,209     1,295      3,610      4,121
Dividends on regulatory stock                       298       398      1,151      1,143
Interest on loans held for sale                      44        78        109        319
Interest on federal funds sold and other
   short-term investments                            40        22        271         68
                                                -------   -------   --------   --------
   Total interest income                         41,035    35,417    117,591    103,613
INTEREST EXPENSE
Interest on deposits                             14,901     8,889     39,283     25,010
Interest on short-term borrowings                 3,176     3,575      9,724      6,999
Interest on long-term borrowings                  2,141     2,625      6,906      9,419
                                                -------   -------   --------   --------
   Total interest expense                        20,218    15,089     55,913     41,428
NET INTEREST INCOME                              20,817    20,328     61,678     62,185
Provision for loan losses                           950       558      2,203      5,249
                                                -------   -------   --------   --------
   Net interest income after provision for
      loan losses                                19,867    19,770     59,475     56,936
                                                -------   -------   --------   --------
NON-INTEREST INCOME
Service charges on deposit accounts               4,946     4,162     14,037     11,129
Other service charges and fees                      943       990      3,050      3,313
Debit card income-interchange                       809       615      2,347      1,736
Mortgage banking                                     33       161        166        451
Trust income                                        576       475      1,766      1,470
Net securities gains (losses)                       (13)     (455)       (12)    (1,528)
Gain on mortgage loans sold                         194        99        444        308
Gain on sale of other assets                        (39)      266         87      6,725
Cash surrender value life insurance                 870       759      1,744      1,515
Other                                               887       873      2,755      2,481
                                                -------   -------   --------   --------
   Total non-interest income                      9,206     7,945     26,384     27,600
NON-INTEREST EXPENSE
Salaries                                          7,225     7,389     21,670     22,367
Commissions and incentives                        1,053       968      2,904      3,152
Other benefits                                    1,725     1,749      5,852      5,112
Occupancy                                         1,905     1,936      5,844      5,718
Equipment                                           898       917      2,599      2,763
Professional fees                                   680     1,085      2,291      3,235
Communication and transportation                  1,235     1,243      3,715      3,493
Processing                                          518       590      1,564      2,133
Software                                            426       403      1,238      1,218
Marketing                                           507       503      1,559      1,590
Low income housing project losses                   555       544      1,812      1,658
Amortization of intangible assets                   233       233        699        699
Other                                             1,639     1,964      5,270      5,690
                                                -------   -------   --------   --------
   Total non-interest expense                    18,599    19,524     57,017     58,828
                                                -------   -------   --------   --------
Income before income taxes                       10,474     8,191     28,842     25,708
Income tax expense                                2,274     1,585      6,695      5,263
                                                -------   -------   --------   --------
NET INCOME                                      $ 8,200   $ 6,606   $ 22,147   $ 20,445
                                                =======   =======   ========   ========
Earnings per share:
   Basic                                        $  0.47   $  0.38   $   1.27   $   1.18
   Diluted                                         0.46      0.38       1.26       1.17

Weighted average shares outstanding:
   Basic                                         17,589    17,400     17,496     17,369
   Diluted                                       17,752    17,504     17,644     17,460

Dividends per share                             $  0.17   $  0.16   $   0.50   $   0.48

                   INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
                                                  2006      2005       2006      2005
                                                -------   -------    -------   -------
Net income                                      $ 8,200   $ 6,606    $22,147   $20,445

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities:
      Unrealized gain (loss) arising in
         period
         (net of tax of $4,299, $(2,323), $85
            and $(3,097), respectively)           6,162    (3,412)       215    (4,548)
      Reclassification of realized amounts
         (net of tax of $5, $184, $5 and
            $619, respectively)                       8       271          7       909
                                                -------   -------    -------   -------
      Net unrealized gain (loss) on
         securities                               6,170    (3,141)       222    (3,639)
                                                -------   -------    -------   -------
      Unrealized gain on derivative hedging
         instruments arising in period               57        --         57        --
                                                -------   -------    -------   -------
Net unrealized gain (loss), recognized in
   other comprehensive income                     6,227    (3,141)       279    (3,639)
                                                -------   -------    -------   -------
Comprehensive income                            $14,427   $ 3,465    $22,426   $16,806
                                                =======   =======    =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                   INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   (In thousands, except for per share data)

                                                                       Additional              Accumulated Other
                                                  Common      Common     Paid-in    Retained     Comprehensive
                                                  Shares      Stock      Capital    Earnings     Income (Loss)       Total
                                                ----------   -------   ----------   --------   -----------------   --------
BALANCE AT DECEMBER 31, 2005                    17,464,948   $17,465    $127,980    $80,622         $(5,969)       $220,098
                                                ----------   -------    --------    -------         -------        --------
Net income                                              --        --          --     22,147              --          22,147
Cash dividend declared ($0.50 per share)                --        --          --     (8,789)             --          (8,789)
Change, net of tax, in unrealized gain
   (loss) on:                                                                                                            --
   Securities                                           --        --          --         --             222             222
   Interest rate swaps                                                                                   57              57
Exercise of stock options                          204,818       205       3,999         --              --           4,204
Grant of restricted stock, net of
   forfeitures                                      34,479        34         (34)        --              --              --
Unearned compensation amortization                      --        --         769         --              --             769
                                                ----------   -------    --------    -------         -------        --------
BALANCE AT SEPTEMBER 30, 2006                   17,704,245   $17,704    $132,714    $93,980         $(5,690)       $238,708
                                                ----------   -------    --------    -------         -------        --------

The accompanying notes are an integral part of the consolidated financial statements.

                   INTEGRA BANK CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                  Nine Months Ended
                                                    September 30,
                                                ---------------------
                                                   2006        2005
                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $  22,147   $  20,445
Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Amortization and depreciation                    4,530       5,357
   Provision for loan losses                        2,203       5,249
   Net securities (gains) losses                       12       1,528
   (Gain) loss on sale of premises and
      equipment                                       (77)        202
   (Gain) loss on sale of other real estate
      owned                                           (10)        (47)
   Gain on sale of merchant processing
      program                                          --        (411)
   Gain on sale of branches                            --      (6,204)
   Loss on low-income housing investments           1,812       1,657
   Increase (decrease) in deferred taxes            1,547        (743)
   Net gain on sale of loans held for sale           (444)       (572)
   Proceeds from sale of loans held for sale       44,794      54,746
   Origination of loans held for sale             (45,227)    (55,132)
   Change in other operating                        4,287      11,230
                                                ---------   ---------
      Net cash flows provided by (used in)
         operating activities                      35,574      37,305
                                                ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and paydowns of
   securities available for sale                   93,987     136,872
Proceeds from sales of securities available
   for sale                                           282      30,109
Purchase of securities available for sale         (49,868)   (104,154)
Change in loans made to customers                 (54,806)    (42,167)
Proceeds from sale of loans                            --     (13,772)
Proceeds from sale of merchant processing
   program                                             --         585
Purchase of premises and equipment                   (418)     (4,713)
Proceeds from sale of premises and equipment
   from sale of branches                               --         608
Proceeds from sale of premises and equipment          125         209
Proceeds from sale of other real estate owned         386         458
                                                ---------   ---------
      Net cash flows provided by (used in)
         investing activities                     (10,312)      4,035
                                                ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits                                183,362      (4,202)
Decrease in deposits from sale of branches             --     (68,448)
Change in short-term borrowed funds               (84,450)     44,170
Repayment of long-term borrowings                (114,702)     (2,028)
Dividends paid                                     (8,574)     (8,350)
Proceeds from exercise of stock options             4,204       1,163
                                                ---------   ---------
      Net cash flows provided by (used in)
         financing activities                     (20,160)    (37,695)
                                                ---------   ---------
Net increase (decrease) in cash and cash
   equivalents                                      5,102       3,645
                                                ---------   ---------
Cash and cash equivalents at beginning of
   period                                          62,755      71,834
                                                ---------   ---------
Cash and cash equivalents at end of period      $  67,857   $  75,479
                                                ---------   ---------

Unaudited Consolidated Statements of Cash Flow are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)

                                                  Nine Months Ended
                                                    September 30,
                                                ---------------------
                                                   2006        2005
                                                ---------   ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS
Other real estate acquired in settlement of
   loans                                              791         594
Dividends declared and not paid                     3,010       2,794

The accompanying notes are an integral part of the consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and our subsidiaries. At September 30, 2006, our subsidiaries consisted of Integra Bank N.A. (the "Bank"), a reinsurance company and two statutory business trusts, which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which permitted the recognition of compensation expense using the intrinsic value method. The adoption of SFAS No. 123(R) applies to awards issued after January 1, 2006, with expense being recognized for future grants. We use the Black-Scholes model to determine the value of the options granted. We adopted SFAS No. 123(R) on January 1, 2006, using the prospective application method. We have recorded expense in accordance with SFAS No. 123(R) for all awards granted since the adoption date. In November, 2005, the FASB issued FASB Staff Position ("FSP") No. 123(R)-3, which provides a practical transition election related to accounting for the tax effects of share based payment awards to employees. We are in the process of determining the impact of FSP No. 123(R)-3, which is effective for us in 2006.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. In October 2006, the FASB issued an exposure draft, which would reverse this and make the guidance of D-1 permanent for certain securities. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 155 and the exposure draft will have on our financial statements.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140", which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value. Presently servicing rights are recorded at inception at cost, allocated on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective for us beginning January 1, 2007. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 156 will have on our financial statements. At present, we do not anticipate use of the option to record servicing rights at fair value.

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

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). This statement requires that an employer (a) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition assets or obligations. This pronouncement is effective for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 158 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force's (EITF) consensus on Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The liability should be recognized in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", based on the substantive agreement with the employee. This Issue is effective for us beginning January 1, 2008. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-4 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force's (EITF) consensus on Issue 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance" ". FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-5 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Topic 1N, "Financial Statements--Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that a dual approach be used to compute the amount of a financial statement misstatement. More specifically, the amount should be computed using both the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) methods. A registrant's financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 is effective for us for the fiscal year ending December 31, 2006. We are in the process of evaluating the impact, if any, the adoption of SAB 108 will have on our financial statements.

STOCK-BASED COMPENSATION:

Our 2003 Stock Option and Incentive Plan currently reserves shares of common stock for issuance as incentive awards to our directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. All shares issued upon exercise of options and all issued restricted shares are newly issued under these Plans. Our 1999 Stock Option and Incentive Plan provided for incentive stock options and non-qualified stock options. All options granted under the current plans or any predecessor (the "Plans") are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Under the Plans, at September 30, 2006, there were 140,251 shares available for the granting of additional awards.

In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At September 30, 2006, all 31,500 options remained outstanding.

Prior to 2006, stock options were accounted for using the intrinsic value method following APB No. 25 and related interpretations. Had compensation costs been determined based on the grant date market values of awards (the method described in SFAS No. 123(R)), reported net income and earnings per common share, for the three and nine months ended September 30, 2005 would have been reduced to the proforma amounts shown below.

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                       2005                 2005
                                                ------------------   -----------------
Net income:
   As reported                                        $6,606              $20,445
      Add: Stock-based compensation expense
         included in reported net income
         (loss), net of tax                               51                  123
      Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of tax                           73                1,270
                                                      ------              -------
   Proforma                                           $6,584              $19,298
                                                      ======              =======
Earnings per share:
   Basic
      As reported                                     $ 0.38              $  1.18
      Proforma                                          0.38                 1.11
   Diluted
      As reported                                     $ 0.38              $  1.17
      Proforma                                          0.38                 1.11

The weighted average fair value of each stock option included in the preceding proforma amounts for 2005 was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized in computing 2006 and 2005 fair values:

                                                 2006    2005
                                                -----   -----
Risk-free interest rate                          5.02%   4.04%
Expected life, in years                             6       7
Expected volatility                             24.69%  33.20%
Expected dividend yield                          2.83%   3.00%

The Compensation Committee of the Board of Directors approved the accelerated vesting of outstanding unvested stock options awarded to recipients under the Plans effective December 19, 2005. All other terms and conditions applicable to such options, including the exercise prices and exercise periods, remained unchanged.

On January 1, 2006, we adopted SFAS 123(R). The revised standard eliminated the intrinsic value method of accounting required under APB 25. We adopted SFAS 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under application of this method, compensation expense recognized in 2006 for all share-based awards granted in 2006 is based on the grant date fair value of the stock grants less estimated forfeitures. The amortized stock option and restricted stock expense is included in the statement of changes in shareholders' equity as unearned compensation amortization.

We typically consider granting awards under the Plans to current employees annually during the second quarter. A summary of the status of the options granted under the Plans for the nine months ended September 30, 2006, is presented below:

                                                     September 30, 2006
                                                ----------------------------
                                                            Weighted Average
                                                  Shares     Exercise Price
                                                ---------   ----------------
Options outstanding at December 31, 2005        1,320,553        $21.44
Options granted                                   235,106         22.84
Options exercised                                (204,818)        20.53
Options forfeited/expired                         (16,704)        27.26
                                                ---------        ------
Options outstanding at September 30, 2006       1,334,137        $21.75
                                                =========        ======
Options exercisable at September 30, 2006       1,103,503        $21.53

During the nine months ended September 30, 2006, 204,818 stock options with an intrinsic value of $605 were exercised. We received $4,204 for these exercises and approximately $224 of tax benefit was realized.

The following table summarizes information about options granted under the Plans that were outstanding at September 30, 2006:

                                                              Weighted Average
   Range of                    Weighted Average   Aggregate       Remaining                    Weighted Average
   Exercise         Number         Exercise       Intrinsic   Contractual Life      Number         Exercise
     Price       Outstanding         Price          Value        (in years)      Exercisable         Price
--------------   -----------   ----------------   ---------   ----------------   -----------   ----------------
$16.50 - 20.00      315,732         $18.33          $2,194           6.3            315,732         $18.33
 20.01 - 23.50      880,009          21.90           2,970           7.6            649,375          21.57
 23.51 - 26.00       96,700          25.51             N/A           3.0             96,700          25.51
 26.01 - 38.00       41,696          35.79             N/A           1.6             41,696          35.79
                  ---------         ------          ------           ---          ---------         ------
                  1,334,137         $21.75          $5,164           6.8          1,103,503         $21.53
                  =========         ======          ======           ===          =========         ======

The 2003 Plan permits the award of up to 300,000 shares of restricted stock. The shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. A summary of restricted shares that were granted, vested or forfeited during the nine months ended September 30, 2006 follows below:

                                                September 30,
                                                     2006
                                                    Shares
                                                -------------
Restricted shares outstanding, December 31,
   2005                                             42,061
Shares granted                                      36,662
Shares vested                                      (18,675)
Shares forfeited                                    (2,183)
                                                   -------
Restricted shares outstanding, September 30,
   2006                                             57,865
                                                   =======

Consistent with the provisions of SFAS No. 123, we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders' equity for unvested restricted stock. To comply with the provisions of SFAS 123(R), we reclassified the deferred compensation balance for grants issued prior to 2006 under APB 25 to additional paid-in capital on the consolidated balance sheet. As of September 30, 2006, there was $338 of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under our Plans prior to 2006. Of this unamortized expense, $76, $208, and $54 are expected to be expensed in 2006, 2007, and 2008, respectively. For restricted stock awards granted prior to the adoptions of SFAS 123(R), we will continue to recognize compensation expense over the full vesting period. Compensation expense for restricted stock for the three and nine months ended September 30, 2006, was $105 and $262, compared to $86 and $206 for 2005.

NOTE 2--DEFINITIVE AGREEMENT TO ACQUIRE PRAIRIE FINANCIAL CORPORATION

On October 5, 2006, we announced that we had entered into a definitive agreement to acquire Prairie Financial Corporation of Bridgeview, Illinois ("Prairie"). Prairie is a privately held, 15-year-old community bank with five offices in the Chicago Metropolitan Statistical Area. Under the terms of the merger agreement, which has been unanimously approved by our and Prairie's boards of directors, each share of Prairie stock will be converted into the right to receive 5.914 shares of our common stock and $65.26 in cash. The merger consideration is subject to reduction if Prairie does not make a Section 338(h) election for tax purposes. Based upon our closing price on October 4, 2006, of $26.18 per share, the merger consideration is equivalent to $220.09 per share of Prairie common stock or $117,200 in total, plus approximately $4,000 to buy out existing options.

The transaction is expected to close in the first quarter of 2007, pending Prairie stockholder approval, regulatory approvals and other customary closing conditions. Based upon financial data for us and Prairie as of September 30, 2006, the combined company will have approximately $3,300,000 in total assets, $2,500,000 in deposits and $2,200,000 in loans. It is expected that our market capitalization after closing will exceed $500,000.

NOTE 3. EARNINGS PER SHARE

The calculation of earnings per share is summarized as follows:

                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                -------------------------   -------------------------
                                                    2006          2005          2006          2005
                                                -----------   -----------   -----------   -----------
Net income                                      $     8,200   $     6,606   $    22,147   $    20,445
                                                ===========   ===========   ===========   ===========
   Weighted average shares outstanding -
      Basic                                      17,588,933    17,399,783    17,495,602    17,369,468
   Incremental shares related to stock
      compensation                                  163,194       104,521       148,007        90,659
                                                -----------   -----------   -----------   -----------
   Average shares outstanding - Diluted          17,752,127    17,504,304    17,643,609    17,460,127
                                                ===========   ===========   ===========   ===========
Earnings per share - Basic                      $      0.47   $      0.38   $      1.27   $      1.18
   Effect of incremental shares related to
      stock compensation                               0.01            --          0.01          0.01
                                                -----------   -----------   -----------   -----------
Earnings per share - Diluted                    $      0.46   $      0.38   $      1.26   $      1.17
                                                ===========   ===========   ===========   ===========

On September 30, 2006 and September 30, 2005, there were vested options outstanding to purchase 1,135,003 and 835,029 shares, respectively, of the Company's common stock. The calculations in the table above exclude options that could potentially dilute basic earnings per share in the future but were antidilutive for the periods presented. The number of such options excluded was 155,946 and 293,877 for three and six months ended September 30, 2006, respectively. The number of such options excluded was 363,960 for both the three and six months ended September 30, 2005.

NOTE 4. SECURITIES

All investment securities are held as available for sale. Amortized cost and market value of securities classified as available for sale as of September 30, 2006 and December 31, 2005 are as follows:

                                                               Gross        Gross
                                                Amortized   Unrealized   Unrealized     Fair
                                                   Cost        Gains        Losses      Value
                                                ---------   ----------   ----------   --------
September 30, 2006:
U.S. Government agencies                         $ 16,050     $   22       $    53    $ 16,019
Mortgage-backed securities                        142,776        247         3,427     139,596
Collateralized Mortgage Obligations               339,578         34        10,043     329,569
States & political subdivisions                    75,474      2,596             3      78,067
Other securities                                   72,695      1,066           575      73,186
                                                 --------     ------       -------    --------
   Total                                         $646,573     $3,965       $14,101    $636,437
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
                                                 ========     ======       =======    ========

The following table provides the unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2006:

                                                  Less than 12 Months        12 Months or More               Total
                                                -----------------------   -----------------------   -----------------------
                                                             Unrealized                Unrealized                Unrealized
                                                Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                                                ----------   ----------   ----------   ----------   ----------   ----------
September 30, 2006
U.S. government agencies                          $ 9,969       $ 31       $    828      $    22     $ 10,797     $    53
Mortgage-backed securities                         19,629        420        105,457        3,007      125,086       3,427
Collateralized mortgage obligations                11,917         41        309,090       10,002      321,007      10,043
State & political subdivisions                        344          2            144            1          488           3
Other securities                                    6,876         86         20,845          489       27,721         575
                                                  -------       ----       --------      -------     --------     -------
   Total                                          $48,735       $580       $436,364      $13,521     $485,099     $14,101
                                                  =======       ====       ========      =======     ========     =======

We do not believe any individual unrealized loss represents other-than-temporary impairment. Factors considered in evaluating the securities included whether the securities were backed by the U.S. government or its agencies or were publicly rated and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At September 30, 2006, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates. The average duration of our securities portfolio was 2.9 years at September 30, 2006.

During the third quarter of 2005, we recognized an other-than-temporary impairment on four agency perpetual preferred securities with a book value of $13,168, which resulted in a loss of $455 during that quarter.

NOTE 5. INCOME TAXES

The components of income tax expense (benefit) for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
                                                  2006     2005        2006      2005
                                                 ------   ------     -------   -------
Federal income tax computed at the statutory
   rates                                         $3,666   $2,867     $10,095   $ 8,998
Adjusted for effects of:
   Tax exempt interest                             (378)    (421)     (1,135)   (1,362)
   Nondeductible expenses                            65       52         175       164
   Low income housing credit                       (562)    (629)     (1,766)   (1,949)
   Cash surrender value of life insurance
      policies                                     (304)    (265)       (610)     (530)
   Dividend received deduction                      (54)     (54)       (162)     (162)
   State taxes, net of federal tax benefit           76       46         216       135
   Other differences                               (235)     (11)       (118)      (31)
                                                 ------   ------     -------   -------
      Total income taxes                         $2,274   $1,585     $ 6,695   $ 5,263
                                                 ======   ======     =======   =======

NOTE 6. SHORT-TERM BORROWINGS

Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, FHLB advances with maturities less than one year and other short-term borrowings. We currently have an unsecured revolving line of credit for $15,000 with the entire amount available at September 30, 2006.

                                                September 30,   December 31,
                                                     2006           2005
                                                -------------   ------------
Federal funds purchased                            $ 33,000       $ 44,400
Securities sold under agreements to
   repurchase                                       154,598        202,262
Short-term Federal Home Loan Bank advances          128,111        152,926
                                                   --------       --------
   Total short-term borrowed funds                 $315,709       $399,588
                                                   ========       ========

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure FHLB advances. At September 30, 2006, we had sufficient collateral pledged to satisfy the FHLB's requirements.

NOTE 7. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                                      September 30,   December 31,
                                                                           2006           2005
                                                                      -------------   ------------
FHLB Advances

   Fixed maturity advances (weighted average rate
      of 2.64% as of December 31, 2005)                                  $     --       $102,500

   Amortizing and other advances (weighted average rate
      of 5.47% and 5.71% as of September 30, 2006 and
      December 31, 2005, respectively)                                      2,983          4,506
                                                                         --------       --------
      Total FHLB Advances                                                   2,983        107,006

   Securities sold under repurchase agreements with maturities at various dates through 2008 (weighted average fixed rate of 2.84% and 2.78% as of September 30, 2006 and
      December 31, 2005, respectively)                                     65,000         75,000

   Notes payable, secured by equipment, with a fixed interest
      rate of 7.26%, due at various dates through 2012                      6,052          6,731

   Subordinated debt, unsecured, with a floating interest
      rate equal to three-month LIBOR plus 3.20%, with a
      maturity date of April 24, 2013                                      10,000         10,000

   Subordinated debt, unsecured, with a floating interest
      rate equal to three-month LIBOR plus 2.85%, with a
      maturity date of April 7, 2014                                        4,000          4,000

   Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of
      July 25, 2031, callable at a premium beginning July 25, 2006,
      and callable at par effective July 25, 2011                          18,557         18,557

   Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of
      June 26, 2033 and callable at par effective June 26, 2008            35,568         35,568
                                                                         --------       --------
      Total long-term borrowings                                         $142,160       $256,862
                                                                         ========       ========

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are party to legal actions that arise in the normal course of its business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of our operations.

On August 31, 2005, we received a notice of proposed deficiency from the Internal Revenue Service (IRS) related to their examination of our 2002 federal income tax return. The notice included a significant increase to taxable income with respect to our mark-to-market of mortgage loans for income tax purposes. If the IRS ultimately were to prevail on its position with respect to our mark-to-market of these loans, we would owe approximately $45 million in additional federal income tax, plus interest. Any such taxes would be the result of temporary differences. As these mortgage loans pay off or down, the tax liability will reverse and therefore not impact our earnings. However, there would be an income statement impact to the extent interest is owed. We do not agree with the position of the examiner and filed a formal protest with the IRS on September 29, 2005. The IRS has not finalized its review of our formal protest. We continue to believe that we have a clearly defensible position on this issue. There were no new material developments related to this matter prior to the date of this report.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. We use the same credit policies in making commitments and conditional obligations as it does for other instruments.

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

                                             September 30,   December 31,
                                                  2006           2005
                                             -------------   ------------
Commitments to extend credit                    $586,139       $485,887
Standby letters of credit                         17,433         14,011
Non-reimbursable standby letters of credit         2,480          2,740

NOTE 9. INTEREST RATE CONTRACTS

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a cash flow hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. This rate was 6.19% at September 30, 2006. The swap expires on or prior to January 5, 2016, and had a notional amount of $6,695 at September 30, 2006.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate that the counterparty will be able to fully satisfy its obligations under the remaining agreement.

During the first quarter of 2003, we entered into interest rate swap contracts with a $75,000 notional amount to convert a portion of our liabilities from fixed rate to variable rate as part of our balance sheet management strategy. A total of $25,000 of this notional amount matured during the first quarter of 2006, while the remaining $50,000 expired during the second quarter.

During the second quarter of 2006, we initiated an interest rate protection program in which we earn fee income, in order to provide our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements, we enter into a variable or fixed rate loan agreement with our customer in addition to a swap agreement. The swap agreement effectively swaps the customer's variable rate to a fixed rate or vice versa. We then enter into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer. Since the swaps are structured to offset each other, changes in market values, while recorded, have no net earnings impact.

During the third quarter of 2006, we purchased a three year interest rate floor with a strike rate of 7.50% and a notional amount of $30,000 to hedge against the risk of falling rates on portions of our variable rate home equity loan portfolio. This floor is designated as a cash flow hedge, with any cumulative gain or loss being deferred and reported as a component of other comprehensive income. The hedge premium is being amortized to interest income based on a schedule that matches the expense with the value of the instrument.

NOTE 10. SEGMENT INFORMATION

We operate one reporting line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and insurance products and services; and complete personal and corporate trust services. Other includes the operating results of the Parent Company and its reinsurance subsidiary, as well as eliminations. The reinsurance subsidiary does not meet the reporting criteria for a separate segment.

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for Banking and other operating units.

For three months ended September 30, 2006        Banking     Other       Total
                                               ----------   -------   ----------
Interest income                                  $40,983    $    52     $41,035
Interest expense                                  18,710      1,508      20,218
                                                 -------    -------     -------
Net interest income (loss)                        22,273     (1,456)     20,817
Provision for loan losses                            950         --         950
Other income                                       9,155         51       9,206
Other expense                                     18,313        286      18,599
                                                 -------    -------     -------
Earnings before income taxes                      12,165     (1,691)     10,474
                                                 -------    -------     -------
Income tax expense (benefit)                       2,875       (601)      2,274
                                                 -------    -------     -------
Net income                                       $ 9,290    $(1,090)    $ 8,200
                                                 =======    =======     =======

For nine months ended September 30, 2006         Banking     Other       Total
                                               ----------   -------   ----------
Interest income                                $  117,446   $   145   $  117,591
Interest expense                                   51,660     4,253       55,913
                                               ----------   -------   ----------
Net interest income (loss)                         65,786    (4,108)      61,678
Provision for loan losses                           2,203        --        2,203
Other income                                       26,150       234       26,384
Other expense                                      56,012     1,005       57,017
                                               ----------   -------   ----------
Earnings before income taxes                       33,721    (4,879)      28,842
                                               ----------   -------   ----------
Income tax expense (benefit)                        8,551    (1,856)       6,695
                                               ----------   -------   ----------
Net income                                     $   25,170   $(3,023)  $   22,147
                                               ----------   -------   ----------
Segment assets                                 $2,703,797   $ 7,509   $2,711,306
                                               ==========   =======   ==========

For three months ended September 30, 2005        Banking     Other       Total
                                               ----------   -------   ----------
Interest income                                  $35,375    $    42     $35,417
Interest expense                                  13,901      1,188      15,089
                                                 -------    -------     -------
Net interest income (loss)                        21,474     (1,146)     20,328
Provision for loan losses                            558         --         558
Other income                                       7,845        100       7,945
Other expense                                     19,115        409      19,524
                                                 -------    -------     -------
Earnings before income taxes                       9,646     (1,455)      8,191
                                                 -------    -------     -------
Income tax expense (benefit)                       2,123       (538)      1,585
                                                 -------    -------     -------
Net income                                       $ 7,523    $  (917)    $ 6,606
                                                 =======    =======     =======

For nine months ended September 30, 2005         Banking     Other       Total
                                               ----------   -------   ----------
Interest income                                $  103,473   $   140   $  103,613
Interest expense                                   38,149     3,279       41,428
                                               ----------   -------   ----------
Net interest income (loss)                         65,324    (3,139)      62,185
Provision for loan losses                           5,249        --        5,249
Other income                                       27,320       280       27,600
Other expense                                      57,469     1,359       58,828
                                               ----------   -------   ----------
Earnings before income taxes                       29,926    (4,218)      25,708
                                               ----------   -------   ----------
Income tax expense (benefit)                        6,780    (1,517)       5,263
                                               ----------   -------   ----------
Net income                                     $   23,146   $(2,701)  $   20,445
                                               ==========   =======   ==========

Segment assets                                 $2,718,436   $26,422   $2,744,858
                                               ==========   =======   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands except for share data)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and our subsidiaries as presented in the preceding consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

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

During the third quarter of 2006, we added to the progress made during the first two quarters of the year in implementing our three-year strategic plan (2004-2006) to build shareholder value relative to our peers. The plan consists of four key elements:

     1.   Accelerate revenue growth;

     2.   Improve operating efficiency;

     3. Provide quality service, develop employees and continue to increase our managerial depth; and

     4.   Lower our risk profile by reducing non-performing loans.

Third quarter net income was $8,200, an increase of $1,594, or 24.1% from the third quarter of 2005, and an increase of $810, or 11.0%, from the second quarter of 2006. Earnings per diluted share were $0.46 and $0.38 for the third quarter 2006 and 2005, respectively. Net income and earnings per diluted share were $22,147 and $1.26 for the nine months ended September 30, 2006, as compared to $20,445 or $1.17 for the nine months ended September 30, 2005.

Return on assets and return on equity were 1.19% and 14.06%, respectively, for the third quarter of 2006, compared to 0.96% and 11.95% for the third quarter of 2005 and 1.09% and 13.24% for the second quarter of 2006.

The third quarter of 2006 was highlighted by the following items:

1. Commercial loan growth continued. Commercial loans grew 10.8% on an annualized basis from the second quarter of 2006 and 13.8% from the third quarter of 2005. This growth, coupled with a declining investment in lower yielding securities and to a lesser extent, residential mortgage loans, continued to result in an improved asset mix and overall higher yield on earning assets. In addition to continued, consistent growth in commercial real estate loans, the commercial banking team added during the second quarter to the Cincinnati and Northern Kentucky area established new customer relationships and built a solid pipeline of future prospects for both loan and deposit products.

2. Non-interest expense and the efficiency ratio declined to our lowest levels since the second quarter of 2001. Third quarter non-interest expense declined $661 or 13.6% on an annualized basis and helped contribute to a planned reduction in the efficiency ratio for the quarter to 59.8%. In addition to the efficiency ratio, we also monitor closely our operating leverage, which represents the total of net interest and non-interest income divided by non-interest expense. Non-interest expenses for the third quarter were lower than second quarter levels in several areas, including processing, professional fees, advertising and stock-based compensation, and were slightly offset by higher expenses in other areas, none of which exceeded $100. The reduction in expense, coupled with slightly higher net interest income and non-interest income, resulted in an increase of 4% in total operating leverage from the second quarter.

3. The net interest margin and net interest income were stable and in line with second quarter results. Our net interest margin was 3.41% for the third quarter of 2006, compared to 3.42% for the second quarter of 2006, while net interest income increased $74 or 0.4%. Increases in higher yielding commercial loan average balances of $26,744 were offset by declines in non-interest bearing checking, interest bearing checking and savings account balances of $30,805. Yields on earning assets increased 20 basis points from the second quarter, while interest costs on interest bearing liabilities increased by 23 basis points. The decline in non-interest bearing and lower cost deposit balances is partially due to an industry-wide trend of customers opting for higher rate investment alternatives and deposit products. The third quarter 2006 net interest margin improved 7 basis points from the year-ago quarter, while net interest income increased $489, or 2.4%.

4. Non-interest income was stable compared to the second quarter of 2006. Comparable deposit service charges, coupled with the settlement of a bank-owned life insurance claim of $448 and slight decreases in certain other items, none of which exceeded $100, combined for an $89, or 1%, increase in non-interest income from the second quarter of 2006. Non-interest income increased $1,261 from the year-ago quarter primarily due to a $784, or 18.8%, increase in deposit service charges resulting from our "High Performance Checking" program.

5. Credit quality remained in line with second quarter results, with net charge-offs totaling only 13 basis points and allowance coverage to total and non-performing loans remaining comparable to second quarter totals. The low level of charge-offs for the third quarter reduced the net charge-off ratio for the year to 39 basis points. The allowance for loan losses, at September 30, 2006 was 271% of non-performing loans and 1.19% of total loans, compared to 276% and 1.17% respectively at June 30, 2006.

We were able to offset the impact to net interest income and the net interest margin resulting from the market shift away from lower non-interest bearing and low cost deposits with our commercial real estate business. The new commercial lending team we added during the second quarter of 2006 in the Cincinnati, Ohio area has already secured several new customer relationships and established a solid pipeline of additional prospects.

Additionally, we announced on October 5, 2006, that we had entered into a definitive agreement to acquire Prairie Financial Corporation of Bridgeview, Illinois ("Prairie"). Prairie is a privately held, 15-year-old community bank with five offices in the Chicago Metropolitan Statistical Area. The combined company expects to achieve total annual cost savings of approximately $1,200 pre-tax, of which 70% is expected to be achieved in 2007. The merger is expected to be 4-5 cents accretive to our earnings per share in 2007, excluding merger related expenses and then 7-8 cents in 2008. We look forward to the opportunities that this merger will provide to us.

In summary, we believe that our 2006 results show that we are making good progress in executing our plan. The third quarter was marked by a future expansion into a high growth area, continued strong commercial loan growth, lower expenses and improvement in operating leverage and efficiency. In particular, the third quarter clearly showed that the results of several of our expense reduction initiatives are dropping to the bottom line. These efforts will continue, as will our ongoing initiatives to reallocate resources to those parts of our business yielding the highest returns.

FINANCIAL HIGHLIGHTS

Net income for the quarter ended September 30, 2006, was $8,200 compared to $6,606 for the same period of 2005. Earnings per share, on a diluted basis, were $0.46 for the third quarter of 2006, compared to $0.38 for the third quarter of 2005.

Annualized returns on average assets and equity for the three months ended September 30, 2006, were 1.19% and 14.06%, respectively, compared with 0.96% and 11.95% in the same period of 2005.

Net income for the nine months ended September 30, 2006, was $22,147, compared to net income of $20,445 for the same period of 2005. Net income per share, on a diluted basis, was $1.26 and $1.17 for the first nine months of 2006 and 2005, respectively. Returns on average assets and equity for the nine months ended September 30, 2006, were 1.09% and 13.11%, respectively, compared with 0.99% and 12.7% in the same period of 2005.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the adoption of SFAS No. 123(R), "Share Based Payments", as discussed in Note 1.

NET INTEREST INCOME

Net interest income was $20,817 for the three months ended September 30, 2006, compared to $20,328 for the same period in 2005 and $61,678 and $62,185 for the nine months ended September 30, 2006 and 2005, respectively. The net interest margin for the three months ended September 30, 2006, was 3.41% compared to 3.34% for the same three months of 2005, while the margin for the nine months ended September 30, 2006, was 3.39%, as compared to 3.43% for the nine months ended September 30, 2005.

The primary components of the changes in margin and net interest income to the third quarter of 2006 from the third quarter of 2005 were as follows:

     1. Increases to both interest income and the resulting margin were due largely to higher average loan yields, which increased to 7.21%, from 6.21% and were driven by an increase in commercial loan yields, including loan fees, to 7.59%, from 6.27%. The increases in yields for commercial, and to a lesser extent residential mortgage and consumer loans were due, in large part, to increases in market interest rates and the resulting changes to our pricing for new loans and upward adjustments for existing variable rate products.

     2. An improved earning asset mix contributed positively to both the net interest margin and net interest income. Total average loan balances increased $102,715, or 6.1%, highlighted by increases in higher yielding commercial loans of $122,648, or 13.8%. The yield during the third quarter of 2006 for commercial loans was 7.59%, as compared to the yield on total loans of 7.21% and the yield on investment securities of 5.13%. Securities balances declined $86,452, or 11.6%. Total average commercial loans represented 40.6% of earning assets for the third quarter of 2006, compared to 35.8% for the third quarter of 2005, evidencing the improvement in our mix of earning assets to higher yielding assets.

     3. Our margin and net interest income were negatively impacted by increases in interest bearing liabilities costs from the third quarter of 2005 to the third quarter of 2006 from 2.65% to 3.60% or 95 basis points, which outpaced the increase in overall asset yields of 89 basis points. We also continued to experience an industry-wide shift in balances from lower rate checking and savings accounts to higher cost money market accounts and certificates of deposit, as the rates on those products increased and have become more attractive to our customers. The cost of interest bearing liabilities was also negatively impacted by the maturity and refinancing of $177,500 of fixed-term debt that carried a weighted average rate of 3.06% and matured in March 2006. Interest bearing liabilities costs increased 93 basis points for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, outpacing yields on earning assets, which increased 75 basis points.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                             2006                             2005
                                                ------------------------------   ------------------------------
                                                  Average    Interest   Yield/     Average    Interest   Yield/
For Three Months Ended September 30,             Balances     & Fees     Cost     Balances     & Fees     Cost
                                                ----------   --------   ------   ----------   --------   ------
EARNING ASSETS:
Short-term investments                          $    2,749    $    40    5.89%   $    2,412    $    22    3.52%
Loans held for sale                                  2,366         44    7.32%        5,438         78    5.79%
Securities                                         657,339      8,433    5.13%      743,791      8,815    4.74%
Regulatory Stock                                    27,145        298    4.40%       33,033        398    4.82%
Loans                                            1,798,153     32,893    7.21%    1,695,438     26,662    6.21%
                                                ----------    -------    ----    ----------    -------    ----
      Total earning assets                       2,487,752    $41,708    6.63%    2,480,112    $35,975    5.74%
                                                              =======                          =======
Allowance for loan loss                            (21,155)                         (25,165)
Other non-earning assets                           258,044                          284,549
                                                ----------                       ----------
TOTAL ASSETS                                    $2,724,641                       $2,739,496
                                                ==========                       ==========
INTEREST-BEARING LIABILITIES:
Deposits
   Savings and interest-bearing demand          $  488,656    $ 1,117    0.91%   $  524,601    $   900    0.68%
   Money market accounts                           293,638      2,933    3.96%      235,816      1,529    2.57%
   Certificates of deposit and other time          989,754     10,851    4.35%      814,562      6,460    3.15%
                                                ----------    -------    ----    ----------    -------    ----
      Total interest-bearing deposits            1,772,048     14,901    3.34%    1,574,979      8,889    2.24%
Short-term borrowings                              305,185      3,176    4.07%      415,607      3,575    3.21%
Long-term borrowings                               142,661      2,141    5.87%      258,168      2,625    4.23%
                                                ----------    -------    ----    ----------    -------    ----
   Total interest-bearing liabilities            2,219,894    $20,218    3.60%    2,248,754    $15,089    2.65%
                                                              =======                          =======
Non-interest bearing deposits                      253,749                          247,687
Other noninterest-bearing liabilities and
   shareholders' equity                            250,998                          243,055
                                                ----------                       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,724,641                       $2,739,496
                                                ==========                       ==========
Interest income/earning assets                                $41,708    6.63%                 $35,975    5.74%
Interest expense/earning assets                                20,218    3.22%                  15,089    2.40%
                                                              -------    ----                  -------    ----
   Net interest income/earning assets                         $21,490    3.41%                 $20,886    3.34%
                                                              =======    ====                  =======    ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $616 and $504 for 2006 and 2005, respectively

Federal tax equivalent adjustments on loans are $57 and $54 for 2006 and 2005, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                             2006                               2005
                                                ------------------------------   -------------------------------
                                                  Average    Interest   Yield/     Average     Interest   Yield/
For Nine Months Ended September 30,              Balances     & Fees     Cost      Balances     & Fees     Cost
                                                ----------   --------   ------   -----------   --------   ------
EARNING ASSETS:
Short-term investments                          $    7,939   $    271    4.55%    $    2,942   $     68    3.07%
Loans held for sale                                  2,021        109    6.66%         6,917        319    6.21%
Securities                                         669,353     25,255    4.52%       775,038     28,090    4.83%
Regulatory Stock                                    30,513      1,151    4.51%        33,048      1,143    4.61%
Loans                                            1,774,591     92,812    6.93%     1,676,732     76,280    6.03%
                                                ----------   --------    ----     ----------   --------    ----
      Total earning assets                       2,484,417   $119,598    6.39%     2,494,677   $105,900    5.64%
                                                             ========                          ========
Allowance for loan loss                            (22,193)                          (23,965)
Other non-earning assets                           260,713                           282,397
                                                ----------                        ----------
TOTAL ASSETS                                    $2,722,937                        $2,753,109
                                                ==========                        ==========
INTEREST-BEARING LIABILITIES:
Deposits
   Savings and interest-bearing demand          $  500,637   $  3,091    0.83%    $  560,363   $  2,893    0.69%
   Money market accounts                           275,830      7,582    3.68%       229,905      3,791    2.20%
   Certificates of deposit and other time          937,194     28,610    4.08%       836,175     18,326    2.93%
                                                ----------   --------    ----     ----------   --------    ----
      Total interest-bearing deposits            1,713,661     39,283    3.06%     1,626,443     25,010    2.05%
Short-term borrowings                              323,875      9,724    3.78%       308,405      6,999    2.89%
Long-term borrowings                               180,675      6,906    5.37%       331,725      9,419    3.84%
                                                ----------   --------    ----     ----------   --------    ----
   Total interest-bearing liabilities            2,218,211   $ 55,913    3.36%     2,266,573   $ 41,428    2.43%
                                                             ========                          ========
Non-interest bearing deposits                      258,529                           250,427
Other noninterest-bearing liabilities and
   shareholders' equity                            246,197                           236,109
                                                ----------                        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,722,937                        $2,753,109
                                                ==========                        ==========
Interest income/earning assets                               $119,598    6.39%                 $105,900    5.64%
Interest expense/earning assets                                55,913    3.00%                   41,428    2.21%
                                                             --------    ----                  --------    ----
   Net interest income/earning assets                        $ 63,685    3.39%                 $ 64,472    3.43%
                                                             ========    ====                  ========    ====

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $1,839 and $2,114 for 2006 and 2005, respectively

Federal tax equivalent adjustments on loans are $168 and $173 for 2006 and 2005, respectively.

NON-INTEREST INCOME

Non-interest income increased $1,261 to $9,206 for the quarter ended September 30, 2006, compared to $7,945 from the third quarter of 2005. The net increase was primarily attributable to:

1. Service charges on deposit accounts for the third quarter of 2006 increased $784 from the third quarter of 2005, or 18.8%. This increase is due to growth in checking customers and a resulting higher number of overdrafts, lower waiver rates and an increase to our non-sufficient funds fees. Even with the slight increase in fees, we believe those fees to be approximately 10% less than our competition.

2. Losses on the sale of securities during the third quarter of 2006 of $13, as compared to $455 for the third quarter of 2005.

3. Settlement of a bank-owned life insurance claim during the third quarter of 2006 of $448, as compared to a settlement of a similar claim during the third quarter of 2005 totaling $338.

4. An increase in debit card interchange fee income of $194, which was driven by a higher number of active accounts and higher levels of usage.

5. An increase in trust income of $101, offset by lower income from the sale of annuities of $102. The higher level of trust income was driven by the addition of new accounts and higher levels of assets managed, while the decline in annuity income was driven by a change in customer preferences to alternative investments.

6. A non-recurring third quarter 2005 gain of $264 related to a 2005 loan sale.

Non-interest income for the nine months ended September 30, 2006, was $26,384 compared to $27,600 from the same period in 2005. The nine-month results for 2005 included the gain on the sale of the three branches of $6,204, securities losses of $1,528 and a $185 loss on the sale of an insurance agency. The results for the nine months ended September 30, 2006, as compared to the same period in 2005, included increases in deposit service charges of $2,908, or 26.1%, debit card interchange income of $611, or 35.2%, and trust income of $296, or 20.1%.

NON-INTEREST EXPENSE

Non-interest expense decreased $925, or 4.7%, to $18,599 for the quarter ended September 30, 2006, compared to $19,524 from the third quarter of 2005. The net decrease was primarily attributable to:

1. Lower salaries and employee benefits expense of $103. This net decrease results from a lower number of full-time equivalent employees (FTEs), coupled with changes in the composition of personnel and their salary levels, annual merit increases and changes to the methods used to determine incentives and commissions. The number of FTEs was 797 at September 30, 2006, as compared to 833 at September 30, 2005. This reduction has occurred throughout the past year as we continue to identify opportunities to improve efficiency and allocate resources to business activities that have the highest potential for revenue or improved productivity. Offsetting a portion of this decrease is an increase in stock based compensation expense, which has increased by $127 primarily due to the new requirements of SFAS No. 123(R) to expense stock options.

2. Lower professional fees, which declined $405 from the year ago quarter. This includes the majority of the positive financial impact of changing our audit firm and significantly reducing those fees, as well as lower legal and other professional fees.

3. A non-recurring third quarter 2005 negative mark to market adjustment of $163 related to a 2005 loan sale.

4. Reductions in processing expense, advertising and expense related to the sale of insurance products, none of which individually exceeded $100.

Non-interest expense for the nine months ended September 30, 2006, was $57,017, compared to $58,828 from the same period in 2005. These results included an increase in health insurance expense of $857. This increase was due to lower than expected expense during the first nine months of 2005 resulting from lower estimates of incurred but not reported claims for our self-insured health plan, coupled with higher than expected claims during the nine months ended September 30, 2006.

The nine months ended September 30, 2006, also included lower salary expense of $697, a reduction in incentives and commissions expense of $248 and lower professional fees of $944, all of which are discussed above. Additionally, processing costs declined by $569 due primarily to the elimination of processing costs for the merchant credit card program we sold in 2005, but also due to successful efforts to renegotiate existing vendor contracts, including our primary contract for electronic services processing.

INCOME TAX EXPENSE

Income tax expense was $2,274 and $6,695 for the three months and nine months ended September 30, 2006, respectively, compared to $1,585 and $5,263 for the same period in 2005. An increase in the effective tax rate from 19.4% to 21.7% resulted in $192 of the quarterly increase and a higher level of pre-tax income resulted in $495 of the increase. Included in tax expense for the third quarter of 2006 was a credit to expense of $240 to reflect adjustments to deferred income taxes determined in conjunction with amending prior year returns. The effective tax rate increased from 20.5% to 23.2% for the nine months ended September 30, 2006, accounting for $694 of the year to date increase of $1,432. We expect an effective tax rate of between 23% and 24% for 2006 based on projected levels of taxable income for the fourth quarter.

FINANCIAL POSITION

Total assets at September 30, 2006, were $2,711,306 compared to $2,708,142 at December 31, 2005.

SECURITIES

Investment securities available for sale were $636,437 at September 30, 2006, compared to $681,030 at December 31, 2005, and continue to represent the second highest earning asset component after commercial loans. All of our securities are currently held as "available for sale" and recorded at their fair market values. Because of a stable or slightly decreasing rate environment during the current quarter, the market value of securities available for sale on September 30, 2006, was $10,136 lower than the amortized cost, as compared to $20,677 lower at June 30, 2006, and $10,269 lower at December 31, 2005.

We do not believe any individual unrealized loss in the securities portfolio represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities are backed by the U.S. government or its agencies or the securities public ratings, if available, and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At September 30, 2006, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates.

We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

REGULATORY STOCK

Regulatory stock, defined as Federal Reserve Bank and FHLB stock, includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time to time, we purchase Federal Reserve stock according to requirements set by the regulatory agency. During the quarter ended September 30, 2006, we reduced our investment in FHLB stock by $4,042.

LOANS HELD FOR SALE

Loans held for sale represent less than 1% of total assets and increased to $1,399 at September 30, 2006, from $522 at December 31, 2005. Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.

LOANS

Net loans at September 30, 2006, were $1,777,612 compared to $1,725,800 at December 31, 2005. The increase is mainly attributable to an increase in commercial real estate loans of $80,262, partially offset by declines in commercial and industrial loans of $17,922, and consumer loans of $10,081.

The average balance of total loans for the third quarter of 2006 increased $23,621 from the second quarter average, driven primarily by the increased volume of commercial real estate loans.

The increased balances in commercial real estate loans result from our ongoing commercial real estate initiative and reflect high levels of commercial real estate construction and short-term loans for stabilized real estate properties, averaging maturities of less than 36 months.

The decrease in consumer loans throughout 2006 is primarily due to the rapid increase in interest rates and higher gas prices. As rates have increased throughout 2006, borrowers with increasing variable rate home equity line of credit products have refinanced into fixed rate first and second mortgages. Higher interest rates and higher gas prices have also negatively impacted our funding levels for loans originated through marine and recreational vehicle dealerships. In addition, we chose not to match low rate competitor pricing in dealer finance loans, and instead invested those funds in higher yielding commercial loans.

Total residential mortgage loan originations have continued to decline from prior levels, as higher rates have led to a lower level of refinancing activity. Total residential mortgage loans were relatively unchanged from December 31, 2005, increasing $789, or 1.3%, on an annualized basis.

LOAN PORTFOLIO

                                                September 30,   December 31,
                                                     2006           2005
                                                -------------   ------------
Commercial, industrial and agricultural loans     $  556,132     $  572,936
Economic development loans and other
   obligations of state and political
   subdivisions                                        7,562          8,422
Lease financing                                        5,482          5,740
                                                  ----------     ----------
      Total commercial                               569,176        587,098
Commercial real estate
   Commercial mortgages                              185,169        180,907
   Construction and development                      262,177        186,177
                                                  ----------     ----------
      Total commercial real estate                   447,346        367,084
Residential mortgages                                448,039        447,250
Home equity                                          131,459        135,685
Consumer loans                                       202,998        213,079
                                                  ----------     ----------
      Total loans                                  1,799,018      1,750,196
Less: unearned income                                      3              4
                                                  ----------     ----------
      Loans, net of unearned income               $1,799,015     $1,750,192
                                                  ==========     ==========

ASSET QUALITY

The allowance for loan losses is the amount that, in our opinion, is adequate to absorb probable incurred loan losses as determined by the ongoing evaluation of the loan portfolio. Our evaluation is based upon consideration of various factors including growth of the loan portfolio, an analysis of individual credits, loss data over an extended period of time, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and current economic conditions.

We charge off loans that we deem uncollectible to the allowance, and we credit recoveries of previously charged off amounts to the allowance. We charge a provision for loan losses against earnings at levels we believe are necessary to assure that the allowance for loan losses can absorb probable losses.

The allowance for loan losses was $21,403 at September 30, 2006, representing 1.19% of total loans, compared with $24,392 at December 31, 2005. The allowance for loan losses to non-performing loans ratio was 271.0%, compared to 97.8% at September 30, 2005.

The provision for loan losses was $950 for the three months ended September 30, 2006, and $2,203 for the nine months ended September 30, 2006. This compares to $558 and $5,249 for the three and nine months ended September 30, 2005.

During the second quarter of 2005, we established a specific reserve of $2,905 for a $14,256 participation in a multi-bank secured loan and placed this loan on non-accrual status. During the second quarter of 2006, we received a payoff of this loan, which then carried a balance of $12,643, resulting in a net charge-off of $1,671. We loaned $6,500 to a new company that is 100% owned by a principal of the former borrower and participated 10% of this loan to another bank.

Also, during the second quarter of 2005, we approved plans to sell approximately $9,788 in under-performing loans, marked $3,469 in non-accrual loans and $6,319 in performing loans to market and moved the loans to held-for-sale at June 30, 2005. We recorded $1,460 in charge-offs and related provision expense in the second quarter of 2005 for these loans and sold them as planned in the third quarter of 2005. During the third quarter of 2005, we recorded an additional lower of cost or market expense of $163 and a gain on the eventual sale of $264.

The provision exceeded net charge-offs by $360 during the third quarter of 2006. Annualized net charge-offs to average loans were 0.13% for the quarter, reducing the year to date net charge-off ratio to 0.39%. This compares to 0.28% for the third quarter of 2005. For the quarter, net charge-offs included $132 of commercial, $385 of consumer and $73 in residential mortgage net charge-offs.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
                                                  2006      2005       2006      2005
                                                --------  --------   -------   -------
Beginning balance                                $21,043   $25,247   $24,392   $23,794
Loans charged off                                   (933)   (1,632)   (6,538)   (5,503)
Recoveries                                           343       440     1,346     1,073
Provision for loan losses                            950       558     2,203     5,249
                                                 -------   -------   -------   -------
Ending balance                                   $21,403   $24,613   $21,403   $24,613
                                                 =======   =======   =======   =======
Percent of total loans                              1.19%     1.43%     1.19%     1.43%
                                                 =======   =======   =======   =======
Annualized % of average loans:
   Net charge-offs                                  0.13%     0.28%     0.39%     0.35%
   Provision for loan losses                        0.21%     0.13%     0.17%     0.42%

Total non-performing loans, at September 30, 2006, consisting of nonaccrual and loans 90 days or more past due, were $7,844, a decline of $17,169 from December 31, 2005, and an increase of $333 from June 30, 2006. Non-performing loans were 0.44% of total loans, compared to 1.43% and 0.43% at December 31, 2005 and June 30, 2006.

Listed below is a comparison of non-performing assets.

                                                September 30,   December 31,
                                                    2006            2005
                                                -------------   ------------
Nonaccrual loans                                    $7,844        $25,013
90 days or more past due loans                          54             40
                                                    ------        -------
   Total non-performing loans (1)                    7,898         25,053
Other real estate owned                                779            440
                                                    ------        -------
   Total non-performing assets                      $8,677        $25,493
                                                    ======        =======
Ratios:
Non-performing Loans to Loans                         0.44%          1.43%
Non-performing Assets to Loans and Other
   Real Estate Owned                                  0.48%          1.46%
Allowance for Loan Losses to Non-performing
   Loans                                            270.99%         97.36%

(1)  Includes non-performing loans classified as loans held for sale

DEPOSITS

Total deposits were $1,991,865 at September 30, 2006, compared to $1,808,503 at December 31, 2005, an increase of $183,362.

Changes in the average balances of deposits for the third quarter of 2006, as compared to the second quarter, included decreases in non-interest bearing demand deposits of $12,057, or 18.0%, on an annualized basis. This included decreases in both personal and non-personal accounts totaling $3,982 and $7,204, respectively. Average interest-bearing deposit account balances for the third quarter of 2006, as compared to the second quarter, increased by $19,653 in money market accounts, $23,287 in retail certificates of deposit and $6,728 in public fund time deposits. These increases were offset by decreases in interest-bearing checking accounts of $14,403, savings accounts of $5,555 and brokered deposits of $4,753.

The decreases in non-interest bearing and lower cost interest-bearing checking and savings deposits reflect a trend in the banking industry. As rates have increased, consumers have taken funds from checking and savings deposits to invest in higher yielding money market accounts and other alternative investments. While the average balances of checking accounts decreased over the last quarter, the number of accounts increased by a net of 4.6%, on an annualized basis, from June 30, 2006.

SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, short-term Federal Home Loan Bank advances and securities sold under repurchase agreements, which decreased $83,879 from $399,588 at December 31, 2005, to $315,709 at September 30, 2006. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from our commercial customers as part of a cash management service.

At September 30, 2006, we had a $15,000 line of credit with no outstanding balance. We also had the capacity to borrow from the Federal Reserve Bank discount window, uncommitted securities eligible for pledging, and available uncommitted Federal Funds lines from various financial institutions.

LONG-TERM BORROWINGS

Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings is $2,983 of FHLB advances to fund investments and loans and to satisfy other funding needs, which decreased $104,023 from December 31, 2005. We must pledge mortgage-backed securities and mortgage loans as collateral to secure these advances. At September 30, 2006, we were in compliance with those requirements.

During 2006, $102,500 of advances with a weighted average rate of 2.64% matured and were paid off. This funding was replaced with a combination of retail money market and certificate of deposit accounts.

CAPITAL EXPENDITURES

We expect to develop a new banking center during the next 2-3 quarters. Final costs for this expenditure have not yet been determined. At present, there are no material contractual commitments related to this expenditure.

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

                                                   Regulatory Guidelines                Actual
                                                --------------------------   ----------------------------
                                                   Minimum        Well-      September 30,   December 31,
                                                Requirements   Capitalized       2006            2005
                                                ------------   -----------   -------------   ------------
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)             8.00%           N/A          12.95%         13.15%
Tier 1 Capital (to Risk-Weighted Assets)            4.00%           N/A          11.23%         11.21%
Tier 1 Capital (to Average Assets)                  4.00%           N/A           8.68%          8.33%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)             8.00%         10.00%         12.39%         12.66%
Tier 1 Capital (to Risk-Weighted Assets)            4.00%          6.00%         11.35%         11.43%
Tier 1 Capital (to Average Assets)                  4.00%          5.00%          8.77%          8.56%

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets policy. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits and repurchase agreements, sell investment securities or utilize the Bank's borrowing capacity with the FHLB as alternative sources of liquidity. At September 30, 2006, and December 31, 2005, respectively, Federal Funds sold and other short-term investments were $2,455 and $112. Additionally, at September 30, 2006, we had $377,000 available from unused Federal Funds lines and in excess of $287,504 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a "borrower in custody" line with the Federal Reserve Bank totaling over $522,975 as part of its liquidity contingency plan.

Our liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. We also have an unsecured line of credit available which permits us to borrow up to $15,000. There was no balance outstanding on this line as of September 2006.

Our liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders and other general corporate purposes. The Board of Directors has approved a long-term dividend payout ratio of 35% to 50% of anticipated earnings, and in June 2006, increased the quarterly dividend from $0.16 to $0.17 per share. We believe that funds to fulfill these obligations for 2006 will be available from currently available cash and marketable securities, dividends from the Bank, our line of credit, or other sources that we expect to be available during the year. We believe that we have adequate liquidity to meet our foreseeable needs, and are currently in process of evaluating alternatives to fund the cash portion of the Prairie acquisition, which is expected to approximate $38,800.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off balance sheet instruments. Our interest rate risk management program is comprised of several components. They include (1) Board of Directors' oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting, and (6) independent review. It is our objective of interest rate risk management processes to manage the impact of interest rate volatility on earnings and capital.

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

We measure and monitor interest rate risk on a proactive basis by utilizing a simulation model. The model is externally validated periodically by an independent third party.

We use the following key methodologies to measure interest rate risk.

EARNINGS AT RISK (EAR). We consider EAR as our best source of managing short-term interest rate risk (one-year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10% to a 200 basis point rate shock in either direction. At September 30, 2006, we would experience a negative 1.20% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 1.90% change in net interest income.

Trends in Earnings at Risk

                                             Estimated Change in EAR from the
                                                Base Interest Rate Scenario
                                           -------------------------------------
                                           -200 basis points   +200 basis points
                                           -----------------   -----------------
September 30, 2006                               -1.20%              -1.90%
June 30, 2006                                    -0.80%              -1.50%
March 31, 2006                                   -3.33%               0.20%
December 31, 2005                                -3.76%              -0.99%

Comparing the September to the June forecast, there was an increase in EAR of 0.40% in the declining rate scenario due to an increase in projected mortgage prepayments and an increase in the likelihood that some callable securities may be called. Both factors are attributed to the lower interest rate forecast. Partially offsetting the increase in EAR in the declining rate scenario was the addition of an interest rate floor as a hedge for a portion of our variable rate consumer loans. The increase in EAR of 0.40% in the rising rate scenario can be attributed to the evaluation of the callable securities. Overall, a slight shift in loan mix favoring variable rate loans was offset by a shift to shorter duration funding, having no net impact on EAR.

ECONOMIC VALUE OF EQUITY (EVE). We consider EVE to be our best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. We use a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. This simulation model projects multiple rate paths under each rate scenario and projects the estimated economic value of assets and liabilities for each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the base interest rate scenario.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the base interest rate scenario is shocked up or down 200 basis points within a range of plus or minus 15%.

At September 30, 2006, we would experience a positive 1.10% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 7.20% change in EVE. The negative change in the EVE risk in the rising rate scenario is primarily attributed to the change in prepayment and call expectations that accompanied the decline in market rates during the quarter. Both of these measures are within Board approved policy limits.

Trends in Economic Value of Equity

                                           Estimated Change in EVE from the Base
                                                  Interest Rate Scenario
                                           -------------------------------------
                                           -200 basis points   +200 basis points
                                           -----------------   -----------------
September 30, 2006                                1.10%             -7.20%
June 30, 2006                                     2.50%             -6.70%
March 31, 2006                                    0.70%             -6.56%
December 31, 2005                                -0.51%             -6.35%

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

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2006, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as previously reported, there have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We are involved in other legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, 2006, we authorized a common stock repurchase program under which we may purchase up to 2.5 percent of our outstanding common shares, or approximately 450,000 shares, or a maximum aggregate purchase amount of $10 million through June 30, 2007. Stock repurchases under this program may be made through open market and privately negotiated transactions at such times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. We do not intend to publicly announce any suspension of the program. There were no purchases made under this program through September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

During the period covered by this report, the Audit Committee of the Board of Directors approved the engagement of Crowe Chizek and Company LLC, our independent registered public accounting firm, to perform merger and acquisition consulting services, as well as sales and use tax planning services, both of which represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

                                        INTEGRA BANK CORPORATION


                                        By /s/ Michael T. Vea
                                           -------------------------------------
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           November 8, 2006


                                           /s/ Martin M. Zorn
                                           -------------------------------------
                                           Executive Vice President, and
                                           Chief Financial Officer
                                           November 8, 2006