Form 10-K
period 2006-12-31
INTEGRA BANK CORP
filed 2007-03-12
CIK 764241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-13585

INTEGRA BANK CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1632155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

21 S.E. Third Street, P.O. Box 868, Evansville, IN	47705-0868 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
812-464-9677

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $1.00 STATED VALUE
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sales price as of June 30, 2006 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $323,768,000.

The number of shares outstanding of the registrant’s common stock was 17,675,423 at March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III).

INTEGRA BANK CORPORATION

2006 FORM 10-K ANNUAL REPORT

FORM 10-K

INTEGRA BANK CORPORATION
December 31, 2006

PART I

ITEM 1.	BUSINESS

General

Integra Bank Corporation is a bank holding company that is based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank. As used in this report and unless the context provides otherwise, the terms we, us, the company and Integra refer to Integra Bank Corporation and its subsidiaries. At December 31, 2006, we had total consolidated assets of $2.7 billion. We provide services and assistance to our wholly-owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, we receive income and/or dividends from Integra Bank, where most of our business activities take place.

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

Integra Bank’s products and services are delivered through its customers’ channel of preference. At December 31, 2006, Integra Bank had 74 banking centers, 128 automatic teller machines and four loan production offices. Integra Bank also provides telephone banking services, and a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.

At December 31, 2006, we had 802 full-time equivalent employees. We provide a wide range of employee benefits, are not a party to any collective bargaining agreements, and in the opinion of management, enjoy good relations with our employees. We are an Indiana corporation which was formed in 1985.

COMPETITION

We have active competition in all areas in which we presently engage in business. Integra Bank competes for commercial and individual deposits, loans and financial services with other bank and non-bank institutions. Since the amount of money a bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank’s capital, competitors larger than Integra Bank have higher lending limits than Integra Bank.

In addition to competing with depository institutions operating in the same market areas, we compete with various money market and other mutual funds, brokerage houses, other financial institutions, insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services and products.

FOREIGN OPERATIONS

We and our subsidiaries have no foreign banking centers or significant business with foreign obligors or depositors.

REGULATION AND SUPERVISION

General

We are a registered bank holding company under the Bank Holding Company Act of 1956, or BHCA, and as such are subject to regulation by the Board of Governors of the Federal Reserve System, or the Federal Reserve. We

file periodic reports with the Federal Reserve regarding our business operations, and are subject to examination by the Federal Reserve.

Integra Bank is supervised and regulated primarily by the Office of the Comptroller of the Currency, or the OCC. It is also a member of the Federal Reserve System and subject to the applicable provisions of the Federal Reserve Act and the Federal Deposit Insurance Act.

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject us, Integra Bank, as well as our officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under “Deposit Insurance,” the appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation, or FDIC, as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it fails to become adequately capitalized when required to do so, it fails to submit a timely and acceptable capital restoration plan, or it materially fails to implement an accepted capital restoration plan. Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

Acquisitions and Changes in Control

Under the BHCA, without the prior approval of the Federal Reserve, we may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the BHCA generally prohibits us from engaging in any non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any company is required to obtain the approval of the Federal Reserve, under the BHCA, before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding common stock, or otherwise obtaining control or a “controlling influence” over us.

Dividends and Other Relationships with Affiliates

The parent holding company is a legal entity separate and distinct from its subsidiaries. The primary source of the parent company’s cash flow, including cash flow to pay dividends on our common stock, is the payment of dividends to it by Integra Bank. Generally, such dividends are limited to the lesser of: undivided profits (less bad debts in excess of the allowance for credit losses); and absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years. Further, a depository institution may not pay a dividend if it would become “undercapitalized” as determined by federal banking regulatory agencies; or if, in the opinion of the appropriate banking regulator, the payment of dividends would constitute an unsafe or unsound practice.

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

Regulatory Capital Requirements

We and Integra Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2006, and Integra Bank qualified as “well capitalized” under the regulatory framework. See Note 16 of the Notes to Consolidated Financial Statements for an additional discussion of regulatory capital.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires financial institutions to meet the credit needs of their entire communities, including low-income and moderate-income areas. CRA regulations impose a performance-based evaluation system, which bases the CRA rating on an institution’s actual lending, service, and investment performance. Federal banking agencies may take CRA compliance into account when regulating a bank or bank holding company’s activities; for example, CRA performance may be considered in approving proposed bank acquisitions. A copy of the CRA public evaluation issued by the OCC for Integra Bank is available at each banking center location.

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

The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain Federal Reserve approval prior to engaging, either de novo or through acquisitions, in financial activities previously determined to be permissible by the Federal Reserve. Instead, a financial holding company need only provide notice to the Federal Reserve within 30 days after commencing the new activity or consummating the acquisition. We have no present plans to become a financial holding company.

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

We do not disclose any nonpublic personal information about any current or former customers to anyone except as permitted by law and subject to contractual confidentiality provisions which restrict the release and use of such information.

USA Patriot Act of 2001

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or USA Patriot Act increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. The Department of Treasury has issued a final rule concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

Integra Bank has policies, procedures and controls in place to detect, prevent and report money laundering and terrorist financing. Integra has implemented policies and procedures to comply with regulations including: (1) due diligence requirements that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (2) standards for verifying customer identification at account opening; and (3) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Additional Regulation, Government Policies, and Legislation

In addition to the restrictions discussed above, the activities and operations of us and Integra Bank are subject to a number of additional complex and, sometimes overlapping, laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act (FACT Act), the Fair Credit Reporting Act, the Truth-in-Savings Act, anti-redlining legislation, and antitrust laws.

The actions and policies of banking regulatory authorities have had a significant effect on our operating results and those of Integra Bank in the past and are expected to do so in the future.

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

STATISTICAL DISCLOSURE

The statistical disclosure concerning us and Integra Bank, on a consolidated basis, included in response to Item 7 of this report is hereby incorporated by reference herein.

AVAILABLE INFORMATION

Our Internet website address is http://www.integrabank.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The following corporate governance documents are also available through the Investor Relations section of our Internet website or may be obtained in print form by request to Secretary, Integra Bank Corporation, 21 S. E. Third Street, P. O. Box 868, Evansville, IN 47705-0868: ALCO and Finance Committee Charter, Audit Committee Charter, Code of Business Conduct and Ethics, Compensation Committee Charter and Nominating and Governance Committee Charter, Corporate Governance Principles, Credit and Risk Management Committee Charter, and Wealth Management Committee Charter.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information concerning our executive officers as of March 1, 2007, is set forth in the following table.

Name	Age	Office and Business Experience

Michael T. Vea	48	Chairman of the Board, President, and Chief Executive Officer of the Company (January 2000 to present); Chairman of the Board and Chief Executive Officer of the Company (September 1999 to January 2000); President and Chief Executive Officer, Bank One, Cincinnati, OH (1995-1999).
Archie M. Brown	46	Executive Vice President, Commercial and Consumer Banking of the Company (October 2003 to present); Executive Vice President, Retail Manager and Community Markets Manager of the Company (March 2001 to October 2003); Senior Vice President, Firstar Bank, N.A. (1997 to 2001).
Martin M. Zorn	50	Executive Vice President Finance and Risk, Chief Financial Officer (April 2006 to present); Executive Vice President, Chief Risk Officer (March 2002 to April, 2006); Executive Vice President, Commercial and Metro Markets Manager (March 2001 to March 2002); Regional Vice President and Region Executive, Wachovia Corporation (1999 to 2001).
Roger M. Duncan	54	Executive Vice President, Integra Bank, President of Evansville Region and Community Banking Division, (October 2006 to present); Market Executive, Community Banking Division (January 2000 to October, 2006); Chairman and Chief Executive Officer, National City Bank (April, 1998 to January, 2000).
Roger D. Watson	53	Executive Vice President of Commercial and Corporate Real Estate, Integra Bank (April 2003 to present); Executive Vice President, responsible for the Eastern Commercial Real Estate line of business, US Bank (February 2001 to November 2002); Executive Vice President and Division Manager for Commercial Real Estate, Firstar Bank, formerly Star Bank (January 1991 to February 2001).

Name	Age	Office and Business Experience

Raymond D. Beck	51	Executive Vice President and Chief Credit Officer, Integra Bank (September 2006 to present); Senior Vice President, Commercial Loan Workout Group, National City Corporation (August 2004 to September 2006); Senior Vice President and Senior Credit Officer, Provident Bank (May 2002 to August 2004); Special Assets Manager, Provident Bank (December 2001 to May 2002); Executive Vice President, US Bank, (August 1996 to May 2001).
Michael B. Carroll	45	Senior Vice President and Controller of the Company (December 2005 to present); Senior Vice President and Risk Manager of the Company (May 2002 to December 2005); Vice President — Risk Manager, United Fidelity Bank (2001 to 2002), Certified Public Accountant, Olive LLP, (1988 to 2001).

The above information includes business experience during the past five years for each of our executive officers. Our executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of our directors or executive officers.

ITEM 1A.	RISK FACTORS

The following are the material risks and uncertainties that we believe are relevant to us. You should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. These are not the only risks facing us. Additional risks and uncertainties that management is not aware of, focused on, or that we currently deem immaterial may also impair our business operations. Any forward looking statements in this report are qualified by reference to these risk factors. See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” for an explanation of forward looking statements.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

We Are Subject to Interest Rate Risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, and (3) the average duration of our earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

We Are Subject to Lending Risk.

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

As of December 31, 2006, approximately 57% of our loan portfolio consisted of commercial and industrial, agricultural, construction and commercial real estate loans. These types of loans are typically larger than residential real estate and consumer loans, which made up the remaining 43% of our loan portfolio. Because the portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. This risk materialized for us during the fourth quarter of 2006, with the charge off of one lending relationship totaling $17.7 million.

Our Allowance for Possible Loan Losses May be Insufficient.

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

Our Profitability Depends Significantly on Local Economic Conditions.

Our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers in Southern Indiana, Southern and Central Illinois, Western, Central and Northern Kentucky and Southwest Ohio. We have commercial real estate loan production offices located in Cleveland, Cincinnati, and Columbus, Ohio, as well as Louisville, Kentucky. During the second and third quarters of 2006, we hired an experienced commercial banking team in the Cincinnati, Ohio area. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We Operate in a Highly Competitive Industry and Market Area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Some of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Local or privately held community banking organizations in certain markets may price or structure their products in such a way that it makes it difficult for us to compete in those markets in a way that allows us to meet our profitability or credit goals. Any competitor may choose to offer pricing on loans and deposits that we think is irrational and choose to not compete with. Competitors may also be willing to extend credit without obtaining covenants or collateral and by offering weaker loan structures than we are willing to accept.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships;

•	The ability to expand our market position;

•	The scope, relevance and pricing of products and services;

•	Our reputation with consumers who reside in the markets we serve;

•	The rate at which we introduce new products and services;

•	Customer satisfaction; and

•	Industry and general economic trends.

If we fail to perform in any of these areas, our competitive position and ability to grow would be weakened, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Are Subject to Extensive Government Regulation and Supervision and Face Legal Risks.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect several areas, including our lending practices, capital structure, investment practices, dividend policy and growth, and requirements to maintain the confidentially of information relating to our customers. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation of statutes, regulations or policies could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. Additionally, the number of regulations we must comply with and the financial resources required to comply with those regulations has continually increased. The costs of complying with these regulations makes it more difficult to remain competitive.

Additionally, we are continually subject to various legal risks. We may be perceived by some to have “deep pockets” and could be subject to various forms of actual or threatened litigation. We utilize in-house and external counsel to help us proactively manage those risks.

Our Controls and Procedures May Fail or be Circumvented.

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

The Parent Company Relies On Dividends From Integra Bank For Most Of Its Revenue.

Our parent company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from Integra Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the parent company. Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Integra Bank is unable to pay dividends to the parent company, the parent company may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from Integra Bank could have a material adverse effect on our business, financial condition and results of operations.

Potential Acquisitions may Disrupt Our Business and Dilute Shareholder Value.

We seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company;

•	Exposure to potential asset quality issues of the target company;

•	Difficulty and expense of integrating the operations and personnel of the target company;

•	Potential disruption to our business;

•	Potential diversion of our management’s time and attention;

•	The possible loss of key employees and customers of the target company; and

•	Difficulty in estimating the value of the target company.

We evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, if we fail to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition, our financial condition and results of operations could be materially and adversely affected.

We May Not Be Able to Attract and Retain Skilled People.

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

Our Information Systems May Experience an Interruption or Breach in Security.

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

We Continually Encounter Technological Change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our and our subsidiaries net investment in real estate and equipment at December 31, 2006, was $46,157. Our offices are located at 21 S.E. Third Street, Evansville, Indiana. The main and all banking center and loan production offices of Integra Bank, and other subsidiaries are located on premises either owned or leased. None of the property is subject to any major encumbrance.

ITEM 3.	LEGAL PROCEEDINGS

We previously reported that the Internal Revenue Service, or IRS, has been examining our 2002 federal income tax return, and that we filed an appeal on September 29, 2005 with the IRS Office of Appeals. The IRS Office of Appeals completed their review in December 2006, which was favorable to us with respect to the mark to market issue. The case is now subject to review by the staff of the Congressional Joint Committee on Taxation. While the staff can not directly modify the proposed results of the IRS examination, they will comment on those results. Based on those comments, the IRS may change their position. Although the IRS examination will not be final until after the Joint Committee staff completes their review, and assurance cannot be given as to the possible outcome, we believe that our position accords with the law and customary practices in the banking industry.

We and our subsidiaries are involved from time to time in other legal proceedings arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a materially adverse effect on our consolidated financial position or results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Global Market under the symbol IBNK.

The following table lists the stock price for the past two years and dividend information for our common stock.

	Range of Stock Price		Dividends
Quarter	High	Low	Declared

2006
1st	$22.86	$19.81	$0.160
2nd	23.10	20.80	0.170
3rd	26.50	21.10	0.170
4th	28.30	24.75	0.170
2005
1st	$23.46	$20.42	$0.160
2nd	23.15	19.77	0.160
3rd	23.60	20.70	0.160
4th	22.48	19.47	0.160

We have paid quarterly cash dividends every year since 1923. The holding company generally depends upon the dividends from Integra Bank to pay cash dividends to its shareholders. The ability of Integra Bank to pay such dividends is governed by banking laws and regulations. Additional discussion regarding dividends is included in the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of February 1, 2007, there were approximately 2,098 holders of record of our common stock.

In April 2006, we authorized a common stock repurchase program under which we may purchase up to 2.5 percent of our outstanding common shares, or approximately 450,000 shares, or a maximum aggregate purchase amount of $10 million through June 30, 2007. Stock repurchases under this program may be made through open market and privately negotiated transactions at such times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. We do not intend to publicly announce any suspension of the program. There have been no purchases made under this program through December 31, 2006.

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the fourth quarter of 2006.

The information required by this Item concerning equity compensation plans is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to this report.

The following is a line graph comparing the cumulative total shareholder return over the years 2001 through 2006 among the Company (IBNK); broad-based industry peer group index (NASDAQ Composite); and Midwest bank index (SNL Midwest Bank Index). It assumes that $100 was invested December 31, 2001, and all dividends were reinvested. The shareholder return shown on the graph is not necessarily indicative of future performance.

TOTAL RETURN PERFORMANCE

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Integra Bank Corporation	100.00	89.58	116.30	126.12	119.91	158.93
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Midwest Bank Index	100.00	96.47	123.48	139.34	134.26	155.19

ITEM 6.	SELECTED FINANCIAL DATA

Integra Bank Corporation and Subsidiaries

Year Ended December 31,	2006	2005	2004		2003	2002
	(In thousands, except per share data and ratios)

Net interest income	$82,306	$82,621	$84,467		$72,242	$73,845
Provision for loan losses	20,294	5,764	1,305		4,945	3,143
Non-interest income	35,827	35,878	33,607		32,793	36,281
Non-interest expense	75,877	77,557	138,180		82,267	82,877

Income (Loss) before income taxes	21,962	35,178	(21,411)		17,823	24,106
Income taxes (benefit)	2,415	7,879	(14,791)		58	3,778

Net income (loss)	$19,547	$27,299	$(6,620)		$17,765	$20,328

PER COMMON SHARE
Net income (loss):
Basic	$1.11	$1.57	$(0.38)		$1.03	$1.18
Diluted	1.11	1.56	(0.38)		1.03	1.18
Cash dividends declared	0.67	0.64	0.72		0.94	0.94
Book value	13.23	12.60	12.05		13.46	13.45
Weighted average shares:
Basic	17,546	17,382	17,318		17,285	17,276
Diluted	17,658	17,468	17,318		17,300	17,283
AT YEAR-END
Total assets	$2,684,479	$2,708,142	$2,757,165		$2,958,294	$2,857,738
Securities	614,718	681,030	801,059		974,111	949,500
Loans, net of unearned income	1,790,976	1,750,192	1,665,324		1,699,688	1,606,155
Deposits	1,953,852	1,808,503	1,896,541		1,812,630	1,781,948
Shareholders’ equity	235,474	220,098	209,291		232,992	232,600
Shares outstanding	17,794	17,465	17,375		17,311	17,291
AVERAGE BALANCES
Total assets	$2,719,056	$2,746,425	$2,758,924		$2,949,016	$2,906,846
Securities, at amortized cost	659,142	757,694	810,716		967,327	934,586
Loans, net of unearned income	1,782,918	1,688,547	1,644,471		1,670,938	1,596,462
Interest-bearing deposits	1,725,655	1,618,027	1,613,000		1,606,116	1,614,167
Shareholders’ equity	230,017	216,278	210,280		234,948	230,298
FINANCIAL RATIOS
Return on average assets	0.72%	0.99%	(0.24	) %	0.60%	0.70%
Return on average equity	8.50	12.62	(3.15)		7.56	8.83
Net interest margin	3.43	3.44	3.52		2.87	2.96
Cash dividends payout	59.26	40.82	N/M*		91.26	79.66
Average shareholders’ equity to average assets	8.46	7.87	7.62		7.97	7.92

*	Number is not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of our financial condition and results of operations as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All amounts presented are in thousands, except for share and per share data and ratios.

Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risks and uncertainties described in Item 1A “Risk Factors” and other risks and uncertainties described in our periodic reports. We undertake no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report, except as required in our periodic reports.

OVERVIEW

2006 was the third year of a three-year strategic plan we announced in 2004 to build shareholder value by improving our performance relative to a peer group of other publicly held Midwest banking companies of similar size. The plan consisted of four key elements:

•	Accelerate revenue growth;

•	Improve operating efficiency;

•	Provide quality service, develop employees and continue to increase our managerial depth; and

•	Lower our risk profile by reducing non-performing loans.

In 2006, we met or exceeded the goals in the areas of accelerating revenue growth, improving operating efficiency, providing quality service, developing existing employees and increasing our managerial depth. Our ratio of non-performing to total loans at December 31, 2006 was .49%, the lowest in several years. However, in the fourth quarter we charged off a $17,749 lending relationship, as a result of suspected fraud by the borrower, significantly affecting our earnings for 2006. This charge-off is further discussed below and in the “Credit Management” section of this document.

New customers continued to be the primary driver of increased revenue in several key areas. Our asset mix continued to improve, with higher yielding commercial loans growing $108,681, or 12.3% from 2005 and making up about 40.1% of average total earning assets, compared to 35.6% in 2005 and 33.9% in 2004. Positive loan growth continued in commercial banking, led primarily by commercial real estate. The growth in commercial real estate continued to exceed expectations and was accompanied by excellent credit results, helping us maintain a stable net interest margin, despite the inversion of the yield curve for most of 2006. The continuing success of our “High Performance Checking” initiative first rolled out in 2005 has exceeded our expectations, as even more new accounts were opened in 2006 and the level of activity in those accounts increased.

Net income for the year was $19,547, a decrease of $7,752 or 28.4% from 2005. The decrease was directly a result of the fourth quarter charge-off and related provision. Additional results for 2006 were as follows:

•	Diluted earnings per share for 2006 were $1.11 compared to $1.56 in 2005;

•	Return on assets decreased to 0.72% from 0.99%;

•	Return on equity decreased to 8.50% from 12.62%;

•	Efficiency ratio was 62.3% compared to 65.7%;

•	Net interest margin was 3.43%, a decrease of 1 basis point;

•	The provision for loan losses was $20,294 and included the $17,749 charge-off;;

•	The number of checking accounts grew by 6.0% in 2006;

•	Service charge income grew by 23.0% in 2006 after growing 23.7% in 2005;

•	Debit card fee income and trust fees increased by 35.4% and 19.3%; and

•	Non-interest expense declined by $1,680 or 2.2%.

We continued to be disciplined in our management of capital in 2006. The ratio of tangible equity to tangible assets increased 67 basis points to 6.99%.

The provision for loan losses was negatively impacted by the fourth quarter charge-off of the $17,749 lending relationship, raising our provision for loan losses to $20,294. This lending relationship was made up of four loans to a charter airline and its majority owner and was secured by what we understood to be the majority owner’s preferred stock in the charter airline. More details related to this charge-off are included in the below “Credit Management” section of this Form 10-K, as well as in our December 31, 2006 audited financial statements, which are included in this report. Total net charge-offs for 2006 were $23,531.

In October 2006, we announced that we entered into a definitive agreement to acquire Prairie Financial Corporation of Bridgeview, Illinois (“Prairie”). Prairie is a privately-held, 15-year-old community bank with five offices in the Chicago Metropolitan Statistical Area. Under the terms of the merger agreement, which has been unanimously approved by our and Prairie’s boards of directors, each share of Prairie stock will be converted into the right to receive 5.914 shares of Integra stock and $65.26 in cash. Based on our closing stock price on October 4, 2006 of $26.18 per share, the merger consideration is equivalent to $220.09 per share of Prairie common stock or $117,200 in total. The combined company expects to achieve total annual cost savings of approximately $1,200 pre-tax, of which 70% is expected to be achieved in 2007. The merger is expected to be 4-5 cents accretive to our earnings per share in 2007, excluding merger related expenses of 5-6 cents and then 7-8 cents accretive to earnings per share in 2008. We look forward to the opportunities this merger will provide to us. Additionally, during the second quarter of 2006, we added an experienced commercial banking team in the Cincinnati, Ohio area that, during the third and fourth quarters, showed solid growth in terms of new loans and deposits.

Our top priority in 2006 was to achieve peer median performance in the key areas described above. We believe we achieved our goals in these areas, with the exception of the impact to net charge-offs and provision caused by the fourth quarter charge-off. We executed a future expansion into the high-growth Chicago, Illinois, market, as well as increasing our presence and product offerings in the Cincinnati, Ohio, area and continued our strong commercial loan growth and High Performance checking initiatives, all while lowering expenses. We continued our focus to provide excellent customer service and convenience. We believe we have a talented employee base and have seen benefits from our initiatives to improve management depth and succession.

Our management team has developed and our Board of Directors has approved a new three-year plan that will end in 2009. Our goal is to achieve earnings growth and total shareholder return in the first quartile of our Midwest peer group. The key components of our plan are to continue to:

•	Acquire new customers and do more with them as we continue our growth initiatives;

•	Improve our net interest income/spread income by increasing loan yields by replacing residential mortgage and indirect marine and recreational vehicle loans with commercial loans and by growing total loans and lower cost deposits;

•	Increase our presence in faster growing metro markets by executing selective acquisitions like Prairie and by continuing to recruit successful and experienced lending and product teams;

•	Improve operating leverage (grow revenue faster than expenses) by reducing expenses in lower growth and profitability lines of business and by investing in higher growth and higher return lines of business; and

•	Allocate capital to increase total shareholder returns by achieving organic growth, executing acquisitions and providing returns to shareholders through dividends and stock buybacks.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We consider our critical accounting policies to include the following:

Allowance for Loan Losses:  The allowance for loan losses represents our best estimate of probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for losses, and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on our assessment of several factors: actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances, and the results of recent regulatory examinations. The section labeled “Credit Management” below provides additional information on this subject.

We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the market value of the collateral, less estimated cost to liquidate. In measuring the market value of the collateral, we use assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Estimation of Market Value:  The estimation of market value is significant to several of our assets, including loans held for sale, investment securities available for sale, mortgage servicing rights, other real estate owned, as well as market values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either market value or the lower of cost or market value. Market values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the market value of financial instruments as a part of the notes to the consolidated financial statements. Market values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. We assess goodwill for impairment no less than annually by applying a fair-value-based test using net present value of estimated net cash flows. Impairment exists when the net book value of the reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability. Core deposit intangibles are recorded at fair value, based on a discounted cash model valuation at the time of acquisition and are evaluated periodically for impairment.

Mortgage servicing rights, or MSRs, represent an estimate of the present value of future cash servicing income, net of estimated costs, we expect to receive on loans sold with servicing retained. MSRs are capitalized as separate assets when loans are sold and servicing is retained. The carrying value of MSRs is amortized in proportion to and over the period of net servicing income and this amortization is recorded as a reduction to income.

The carrying value of MSRs is periodically reviewed for impairment based on fair value. We disaggregate our servicing rights portfolio based on loan type and interest rate, which are the predominant risk characteristics of the underlying loans. Any impairment would need to be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to an expected increase in prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. On an ongoing basis, management considers relevant factors to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

Income Taxes:  The provision for income taxes is based on income as reported in the financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.

NET INCOME (LOSS)

Net income (loss) for 2006 was $19,547 compared to $27,299 in 2005 and $(6,620) in 2004. Earnings (loss) per share on a diluted basis were $1.11, $1.56 and $(0.38) for 2006, 2005 and 2004, respectively. Return on average assets and return on average equity were 0.72% and 8.50% for 2006, 0.99% and 12.62% for 2005, and (0.24)% and (3.15)% for 2004. The 2004 loss was due primarily to the first quarter balance sheet restructuring, which resulted in a net after-tax loss of $31,914. Results for 2006 were negatively impacted by the fourth quarter charge-off of the $17,749 lending relationship.

NET INTEREST INCOME

Net interest income in the following tables is on a tax equivalent basis and is the difference between interest income on earning assets, such as loans and investments, and interest expense paid on liabilities, such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income for the last two years are presented in the schedule following the three-year average balance sheet analysis. The change in net interest income not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2006			2005			2004
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
Year Ended December 31,	Balances	& Fees	Cost	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:
Interest-bearing deposits in banks	$1,718	$81	4.71%	$99	$6	6.06%	$268	$2	0.75%
Federal funds sold & other short-term investments	5,437	252	4.63%	3,423	118	3.45%	6,070	83	1.37%
Loans held for sale	1,950	140	7.18%	5,698	355	6.23%	2,760	179	6.49%
Securities:
Taxable	567,452	26,525	4.67%	641,755	27,519	4.29%	696,549	29,221	4.20%
Tax-exempt	91,690	6,853	7.47%	115,939	9,170	7.91%	114,167	9,134	8.00%

Total securities	659,142	33,378	5.06%	757,694	36,689	4.84%	810,716	38,355	4.73%
Regulatory Stock	29,368	1,479	5.04%	33,052	1,528	4.62%	32,981	1,518	4.60%
Loans	1,782,918	125,728	7.05%	1,688,547	104,455	6.19%	1,644,471	95,565	5.81%

Total earning assets	2,480,533	$161,058	6.49%	2,488,513	$143,151	5.75%	2,497,266	$135,702	5.44%

Fair value adjustment on securities available for sale	(13,767)			(2,838)			4,671
Allowance for loan loss	(21,990)			(24,123)			(25,154)
Other non-earning assets	274,280			284,873			282,141

TOTAL ASSETS	$2,719,056			$2,746,425			$2,758,924

INTEREST-BEARING LIABILITIES:
Deposits
Savings and interest-bearing demand	$497,237	$4,197	0.84%	$547,148	$3,768	0.69%	$561,117	$2,650	0.47%
Money market accounts	281,480	10,589	3.76%	234,798	5,687	2.42%	220,465	3,207	1.45%
Certificates of deposit and other time	946,938	39,635	4.19%	836,081	25,569	3.06%	831,418	19,895	2.39%

Total interest-bearing deposits	1,725,655	54,421	3.15%	1,618,027	35,024	2.16%	1,613,000	25,752	1.60%
Short-term borrowings	178,976	8,574	4.79%	167,443	5,877	3.51%	165,913	1,938	1.17%
Long-term borrowings	305,881	13,092	4.28%	470,040	16,657	3.54%	505,055	20,214	4.00%

Total interest-bearing liabilities	2,210,512	$76,087	3.44%	2,255,510	$57,558	2.55%	2,283,968	$47,904	2.10%

Non-interest bearing deposits	257,625			252,358			245,538
Other noninterest-bearing liabilities and shareholders’ equity	250,919			238,557			229,418

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,719,056			$2,746,425			$2,758,924

Interest income/earning assets		$161,058	6.49%		$143,151	5.75%		$135,702	5.44%
Interest expense/earning assets		76,087	3.06%		57,558	2.31%		47,904	1.92%

Net interest income/earning assets		$84,971	3.43%		$85,593	3.44%		$87,798	3.52%

Note:	Tax-exempt income presented on a tax-equivalent basis based on a 35% federal tax rate.

Interest and fees on loans include loan fees of $1,881, $1,192, and $2,590 for 2006, 2005, and 2004, respectively.

Loans include nonaccrual loans.

Securities yields are calculated on an amortized cost basis.

Federal tax equivalent adjustments on securities are $2,441, $2,743, and $3,089 for 2006, 2005, and 2004, respectively.

Federal tax equivalent adjustments on loans are $224, $229, and $242 for 2006, 2005, and 2004, respectively.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

	2006 Compared to 2005			2005 Compared to 2004
	Change Due to			Change Due to
	a Change in		Total	a Change in		Total
Increase (Decrease)	Volume	Rate	Change	Volume	Rate	Change

Interest income
Loans	$6,103	$15,170	$21,273	$2,584	$6,306	$8,890
Securities	(4,924)	1,613	(3,311)	(2,545)	879	(1,666)
Regulatory Stock	(180)	131	(49)	3	7	10
Loans held for sale	(262)	47	(215)	183	(7)	176
Other short-term investments	159	50	209	(51)	90	39

Total interest income	896	17,011	17,907	174	7,275	7,449
Interest expense
Deposits	2,459	16,938	19,397	81	9,191	9,272
Short-term borrowings	429	2,268	2,697	18	3,921	3,939
Long-term borrowings	(6,582)	3,017	(3,565)	(1,338)	(2,219)	(3,557)

Total interest expense	(3,694)	22,223	18,529	(1,239)	10,893	9,654

Net interest income	$4,590	$(5,212)	$(622)	$1,413	$(3,618)	$(2,205)

The following discussion of results of operations is on a tax-equivalent basis. Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.

Net interest income for 2006 was $84,971, or 0.7% lower than 2005. The decrease was primarily due to the effects of a flattening yield curve during 2005 that became inverted during 2006 and increased funding costs quicker than the increase in asset yields; offset by an improved earning asset mix, particularly within total loans. The inversion of the yield curve had a negative effect on us because more of our liabilities matured or repriced in the short-term than did some of the assets those liabilities were funding.

Major contributors to the change in net interest income from 2005 to 2006 are as follows:

•	Average earning assets decreased $7,980 or 0.3%, driven by decreases in average securities balances of $98,552 and residential mortgage loans of $26,786. These decreases were largely offset by increases in average commercial loan balances of $108,681 and direct consumer loans of $9,315. This change in the composition of earning assets was in line with our strategy of improving our mix of earning assets by reducing lower yielding securities, residential mortgage loan and indirect consumer loan balances and offsetting those declines with increases in higher yielding commercial loans. The increase in average commercial loan balances for 2006 was driven by increases in commercial real estate loans of $99,278, and also from the commercial lending team added during the second and third quarters in the Cincinnati, Ohio area. This group ended the year with outstanding balances of $42,637.

•	The average rate of commercial loans increased 109 basis points, as loans repriced throughout 2006 to higher rates brought about by 2005 market rate increases and new originations were priced at higher rates than during 2005.

•	Non-interest bearing deposit average balances increased $5,267, while the average balances of savings and interest-bearing demand deposits, which have an average cost of 84 basis points, declined $49,911. These core deposits were largely offset by increases in the average balances of money market accounts, which had an average cost of 3.76%, of $46,682. The shift from low and very low cost deposits to higher yielding money market accounts occurred throughout the first three quarters of 2006 for us and throughout the banking industry, as consumers opted for higher rate investment alternatives and deposit products. During the fourth quarter, this migration abated.

•	A shift in funding sources occurred in 2006. The average balance of brokered certificates of deposit increased $102,836, while long-term borrowing average balances declined $164,159, helping result in an lower overall balance of interest-bearing liabilities of $44,998. This shift took place during 2006 in part due to the maturity and refinancing of $177,500 of fixed-term debt that carried a weighted average rate of 3.06% and matured in March, 2006. This shift in funding removed bullet risk by layering maturities over a one to three year period. It also helped us improve our overall liquidity position and demonstrated a lower level of reliance on FHLB funding.

•	Fourth quarter 2006 net interest income was negatively impacted by the reversal of accrued interest of $484 from the $17,749 loan that was charged off during the quarter. The impact to the net interest margin for the fourth quarter of 2006 was approximately 5 basis points.

•	Daily overdraft fees increased $274 or 18.9% as a result of a higher number of accounts and a higher level of activity within those accounts.

Net interest income for 2005 was $85,593, or 2.5% lower than 2004. The decrease was primarily due to the effects of a flattening yield curve during 2005 which resulted in increased funding costs that exceeded the increase in asset yields; and a reduction in the securities portfolio that was offset by an increase in loans, partially offset by a net reduction of borrowings. The flattening of the yield curve negatively impacted us as more liabilities matured or repriced in the short-term than did some of the assets those liabilities were funding.

Major contributors to the change in net interest income from 2004 to 2005 are as follows:

•	Average earning assets decreased $8,753 or 0.35%, driven by decreases in average securities balances of $53,022, partially offset by increases in average loan balances of $44,076. This change was in line with our strategy of reducing the size of our securities portfolio and improving the mix of our earning assets. The increase in average loan balances was driven by increases in commercial loans of $40,228, the majority of which came in the area of commercial real estate, increases in consumer loans of $28,536 and declines in residential mortgages of $24,688.

•	The reduction in the securities portfolio also reduced the wholesale borrowings funding that portfolio.

•	A change in the timing of assessing daily overdraft fees on overdraft loans reduced these fees by $590. This change was by design and was a component of our High Performance Checking initiative. This initiative included the simplification of our transaction accounts, and changes in several of the fees associated with those accounts, including the daily overdraft fee.

•	During the second quarter of 2005, we sold three branches that included $13,772 in loans and $68,448 in deposits, including $30,000 in valuable core deposits.

•	Average loan yields increased 0.38%, contributing $6,306 of additional income over 2004.

•	Higher deposit rates increased interest expense by $9,191, while the average cost of borrowings increased 1.91% adding $4,548 in interest expense. The majority of the securities portfolio was comprised of fixed rate instruments, while wholesale funding included a considerable volume of short term public certificates of deposit, repurchase agreements and other floating rate debt. As rates increased, the spread between the investments and the liabilities funding them decreased. While this spread declined during 2005, it remained positive.

•	During the second quarter of 2005, a write-down of $383 of premiums for acquired loans was recorded in connection with an evaluation of the remaining period of amortization. Prepayments of the related loans were occurring more frequently than originally estimated.

NON-INTEREST INCOME

Non-interest income for 2006 was $35,827, or 0.1% lower than 2005. Results for 2006 included increases in deposit service charges of $3,524, debit card interchange revenue of $863, and trust revenue of $382. Additionally, 2006 also included securities gains of $577, while 2005 included losses on sales of securities of $1,532. Results for 2005 also included gains from the sale of three branches of $6,218, as well as a gain from the sale of our merchant credit card portfolio of $417.

Major contributors to the change in non-interest income from 2005 to 2006 are as follows:

•	The increase in deposit service charges is a result of the success of our High Performance Checking initiative. This program resulted in a net increase of approximately 15,000 checking accounts since the beginning of 2005, and, coupled with higher levels of customer activity, resulted in the higher level of fee income. The increase in number of accounts, coupled with a higher usage of debit cards as a method of payment by our customers, resulted in higher interchange fees.

•	The increase in trust revenue was a result of an increase in assets managed by our trust department at December 31, 2006 of 18.0% from December 31, 2005. This occurred as a result of both a greater number of customers and assets managed, as well as an increase in the market value of equity securities within customer accounts, which increased as the market improved throughout 2006.

•	Securities gains of $589 occurred during the fourth quarter of 2006, as issuers of bonds exercised call options to redeem them at premiums ranging from 103% to 104% of their current outstanding balance.

•	Life insurance income declined $182 or 7.8% from 2005. This was primarily the result of bank owned life insurance death benefits that we received in 2006 of $448, as compared to $754 in 2005.

Non-interest income for 2005 was $35,878, or 6.8% higher than 2004. The increase was primarily due to a gain on sale of three branches of $6,218, a gain on the sale of our merchant credit card portfolio of $417, increases in service charges on deposits of $2,941, debit card interchange income of $805 and death benefits from life insurance claims of $754. These items were partially offset by a reduction in credit card fee income of $1,318, a reduction in securities gains of $6,009, and a reduction in mortgage banking and gain on sale of mortgage loans of a combined $464. The level of deposit account fee income is highly dependent on both the number of accounts and the level of activity on those accounts. Lending fees are highly dependent on the number of loans originated.

Major contributors to the change in non-interest income from 2004 to 2005 are as follows:

•	We sold three branches in Southern Illinois during the second quarter of 2005 for a gain of $6,218. The sale included $13,772 in loans and $68,448 in deposits.

•	We rolled out our High Performance Checking products in 2005, which included the redesign of transaction accounts, a reduction of several of the fees associated with those accounts, and a sales and marketing approach designed to emphasize new account openings. As a result of this initiative, we almost doubled the number of new checking account openings in 2005 as compared to 2004, and increased overall product usage. This resulted in an increase in service charges of $2,941, or 23.7%. The increased number of accounts and greater debit card usage also contributed to an $805 increase in debit card interchange income.

•	We received death benefits from two bank owned life insurance policies in 2005. The first of these, totaling $338, was received during the third quarter with the second, totaling $416, being received in the fourth quarter.

•	During the first quarter of 2005, we sold our merchant credit card portfolio for a gain of $417. The sale of this portfolio, and elimination of related expense, has been and continues to be expected to improve net income. We continue to receive fee income for the merchant portfolio.

•	The securities gains we recognized in 2004 resulted largely from the first quarter 2004 balance sheet restructuring and offset a portion of the costs associated with the restructuring. In 2005, securities losses of $1,532 included an other-than- temporary impairment charge of $455 on $13,168 of agency perpetual preferred securities that do not have a maturity date or contractual cash flows that come back to us. These securities are not actively traded, resulting in impairment. Additionally, two agency-backed collateralized mortgage obligations with a book value of $21,411 were determined to be other than temporarily impaired, when we decided to sell them, resulting in a first quarter loss of $742. These securities were sold during the second quarter and an additional loss of $340 was incurred.

•	Credit card fees in 2005 declined due to the sale of that portfolio in 2004. Fees for 2005 include fees received from revenue sharing agreements with the purchaser of the portfolio. We also benefit from a reduced loan loss provision and reduced processing expenses.

•	The decline in mortgage banking revenue and gains on sale of mortgage loans in 2005 resulted from a continued increase in interest rates, resulting in lower demand, including less refinance activity. The flattening of the yield curve narrowed the rate differential between fixed and adjustable rate products, contributing to a 20% reduction in adjustable rate mortgage originations which we typically retain on our balance sheet.

NON-INTEREST EXPENSE

Non-interest expense for 2006 was $75,877 compared to $77,557 in 2005, a decrease of 2.2%. Non-interest expense for 2006 included reductions in professional fees of $1,407, salaries expense of $773, incentives of $685, processing expense of $533, and franchise, sales, state and local taxes of $371. Partially offsetting these items were increases in medical expense of $833, postretirement health insurance of $324, stock option expense of $225, occupancy expense of $352 and low income housing partnership losses of $316.

Major contributors to the net reduction of non-interest expense from 2005 to 2006 are as follows:

•	Professional fees declined largely as a result of our changing audit firms for 2006. Total audit fees were reduced by $612 or 58.6% from 2005. Legal fees declined $466 or 51.6% largely due to 2005 expenses related to the ongoing audit of our tax returns, by having our in-house counsel we hired in 2004 deal with issues we previously outsourced, and a reduced level of litigation. Other professional fees declined due to lower expenses in the area of branch mystery shopping and facilities design.

•	The reduction in salaries expense was a result of a further reduction to our workforce, from 840 average FTEs during 2005 to 804 average FTEs in 2006. Continued ongoing initiatives to find and execute efficiencies were successful, allowing us to reallocate resources to higher yielding businesses, such as the commercial lending team added during the second and third quarters of 2006. At December 31, 2006, we had 802 full-time equivalent employees compared to 843 in 2005 and 839 in 2004.

•	Incentives declined from 2005 largely due to a reduction in executive incentive compensation expense that resulted because of the fourth quarter 2006 loan charge-off.

•	Processing expense declined from 2005 largely due to successful execution of expense reduction initiatives that resulted in new contracts and lower costs, particularly in the area of ATM and debit card transaction processing.

•	Franchise, sales, state and local tax expense declined because of the filing of a franchise tax refund claim for a prior year, a sales tax liability paid in 2005 that did not reoccur in 2006 and resulted from a 2005 audit, and lower franchise tax liabilities, as well as lower state and local deposit taxes.

•	The increase in medical expense was primarily the result of two items. First, we began to offer and pay for health insurance benefits to part-time employees in 2006. Second, in 2006, we had a higher level of individually significant claims that approached or exceeded the stop loss amounts included in our self-insured health plan. We continue to focus on several initiatives in the area of preventive care in an effort to have a healthier workforce and lower overall health insurance costs.

•	During 2006, we adopted Statement of Financial Accounting Standards No. 123, which resulted in the recognition of $245 of stock option expense for options issued during 2006. Prior to 2006, this expense was not recognized in the statement of income, but rather recognized on a pro-forma basis in the footnotes to the financial statements. Total expense recognized for all stock-based compensation for employees and directors, including restricted stock, was $810 in 2006 compared to $385 in 2005.

•	The increase in occupancy expense was caused by the lease of additional space in an existing facility during the fourth quarter of the year, a switch in facilities management companies and related transition expenses, higher real property taxes and higher utilities expense.

•	The increase in low income housing partnership investment expenses was due to higher than expected operating losses from the partnerships we have investments in. The returns we receive on these investments consist of the tax benefits we receive from the tax deductible losses the partnerships generate, plus low income housing tax credits we receive, less the actual losses.

Non-interest expense for 2005 was $77,557 as compared to $138,180 in 2004. The decrease was primarily due to $56,998 of debt prepayment fees incurred during 2004, decreases in several categories including $3,037 in salaries and employee benefits, $880 in processing, $679 in amortization of intangible assets, and $639 in other expenses. These items were partially offset by increases in occupancy expense of $981 and communication and transportation of $1,315.

Major contributors to the net reduction of non-interest expense from 2004 to 2005 are as follows:

•	The 2004 balance sheet restructuring resulted in debt prepayment penalties of $56,998; there were no such costs incurred in 2005.

•	The salaries and employee benefits reduction was primarily due to three items. First, we reduced our workforce from 863 average FTEs during 2004 to 840 average FTEs in 2005. A continued emphasis on finding and executing efficiencies, along with changes in our business, such as the sale of the three Illinois banking centers and the sale of the merchant credit card portfolio were largely responsible for these reductions. At December 31, 2005, we had 843 full-time equivalent employees compared to 839 in 2004. Second, medical costs under our self-insured health plan were lower than anticipated. Average claims were positively impacted by a focus on preventive care, as well as a relatively low level of individually significant claims that reached our stop loss insurance policy minimums. Third, we implemented a new retail incentive plan that more closely matched incentive pay with performance.

•	The increase in occupancy expense is due primarily to new banking centers opened in late 2004 and early 2005, partially offset by a reduction resulting from the second quarter 2005 branch sale. Banking centers opened in late 2004 and early 2005 include Evansville, Indiana (July 2004), Henderson, Kentucky (December 2004), and Florence, Kentucky (May 2005).

•	Communication and transportation expenses include an increase in postage of $1,331, as compared to 2004. The postage increase is largely the result of a higher number of mailings to promote deposit products and the High Performance Checking initiative.

•	The decline in processing costs is largely attributable to sale of the merchant credit card portfolio during the first quarter of 2005 and the elimination of related processing costs of $1,066.

•	The decline in amortization of intangible assets occurred because the amortization period for a portion of our core deposit intangibles ended in December 2004. This resulted in elimination of amortization expense of $660 in 2005, as compared to 2004. Goodwill and certain other intangible assets are regularly tested for impairment. We completed this testing in 2005 and found no impairment.

•	The decline in other expense was in large part due to a third quarter 2004 $410 write-down of a property held in other real estate owned.

INCOME TAXES

We recognized income tax expense of $2,415 in 2006, as compared to $7,879 in 2005, and a benefit of $14,791 in 2004. The effective tax rate for 2006 was 11.0% and includes the benefits of $2,389 of low income tax housing credits. These credits are a direct offset to tax expense and a large component of lowering tax expense in each of the three years presented. This compares to an effective tax rate of 22.4% and total tax credits of $2,510 in 2005. The 2006 tax rate declined from 2005 because of a lower level of pre-tax income, which is attributed largely to the $17,749 fourth quarter loan charge off and its effect on the provision for loan losses and taxable income. The 2004 benefit resulted from the loss incurred as a result of the balance sheet restructuring completed that year.

We expect to be able to utilize all available carried forward net operating losses and tax credits in future periods.

Investments in bank-owned life insurance policies on certain officers, a tax-exempt item, generated $2,166 of income in 2006, $2,348 in 2005, and $1,547 during 2004. The 2005 increase in tax exempt life insurance income was driven by the receipt of $754 in death benefits, while $448 of this income was recognized in 2006. See Note 12 of the Notes to the Consolidated Financial Statements for an additional discussion of our income taxes.

INTERIM FINANCIAL DATA

The following tables reflect summarized quarterly data for the periods described:

	2006
Three Months Ended	December 31	September 30	June 30	March 31

Interest income	$40,802	$41,035	$39,442	$37,114
Interest expense	20,174	20,218	18,699	16,996

Net interest income	20,628	20,817	20,743	20,118
Provision for loan losses	18,091	950	859	394
Non-interest income	9,443	9,206	9,117	8,061
Non-interest expense	18,860	18,599	19,260	19,158

Income (loss) before income taxes	(6,880)	10,474	9,741	8,627
Income taxes (benefits)	(4,280)	2,274	2,351	2,070

NET INCOME (LOSS)	$(2,600)	$8,200	$7,390	$6,557

Earnings per share:
Basic	$(0.15)	$0.47	$0.42	$0.38
Diluted	(0.15)	0.46	0.42	0.37
Average shares:
Basic	17,697	17,589	17,466	17,434
Diluted	17,864	17,752	17,562	17,521

	2005
Three Months Ended	December 31	September 30	June 30	March 31

Interest income	$36,566	$35,417	$34,700	$33,496
Interest expense	16,130	15,089	13,904	12,435

Net interest income	20,436	20,328	20,796	21,061
Provision for loan losses	515	558	4,316	375
Non-interest income	8,278	7,945	13,111	6,544
Non-interest expense	18,729	19,524	20,075	19,229

Income before income taxes	9,470	8,191	9,516	8,001
Income taxes	2,616	1,585	2,066	1,612

NET INCOME	$6,854	$6,606	$7,450	$6,389

Earnings per share:
Basic	$0.39	$0.38	$0.43	$0.37
Diluted	0.39	0.38	0.43	0.37
Average shares:
Basic	17,418	17,400	17,365	17,343
Diluted	17,480	17,504	17,440	17,414

FINANCIAL CONDITION

Total assets at December 31, 2006, were $2,684,479, compared to $2,708,142 at December 31, 2005.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, including federal funds sold and other short-term investments totaled $69,398 at December 31, 2006 compared to $62,755 one-year prior. The balance of this account fluctuates daily based on our and our customers’ needs.

SECURITIES AVAILABLE FOR SALE

Total investment securities, which are all classified as available for sale, comprised 22.9% of total assets at December 31, 2006, compared to 25.1% at December 31, 2005, representing a $66,312 decrease. The securities portfolio represents our second largest earning asset after commercial loans. During 2006, we continued an ongoing initiative to reduce the level of our securities portfolio, while increasing our commercial loan portfolio. This has resulted in an improved interest rate risk profile, a stable net interest margin and an improved mix of earning assets. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, represented 72.7% of the securities portfolio at December 31, 2006, as compared to 77.6% at December 31, 2005. Mortgage-backed securities carry an inherent prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates. Our present investment strategy focuses on shorter duration securities with more predictable cash flows in a variety of interest rate scenarios.

SECURITIES PORTFOLIO

	December 31,
(At Fair Value)	2006	2005	2004

U.S. Government agencies	$16,165	$1,119	$1,095
Mortgage-backed securities	133,630	166,504	230,685
Collateralized Mortgage Obligations	313,417	362,313	407,126
State & political subdivisions	76,143	85,254	97,813
Other securities	75,363	65,840	64,340

Total	$614,718	$681,030	$801,059

The amortized cost and fair value of the securities as of December 31, 2006, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Maturity of securities available for sale:

	Less Than 1 Year		1 — 5 Years		5 — 10 Years		Over 10 Years
	Maturity		Maturity		Maturity		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government agencies	$—	—	$16,000	5.38%	$175	5.77%	$—	—	$16,175	5.38%
Mortgage-backed securities	10,687	4.64%	123,188	4.33%	1,379	3.90%	631	5.61%	135,885	4.35%
Collateralized mortgage obligations	—	—	90,956	4.59%	221,321	4.35%	10,389	4.20%	322,666	4.41%
States & political subdivisions	3,162	7.30%	17,463	7.44%	44,308	7.65%	8,647	8.41%	73,580	7.67%
Other securities	—	—	51	5.90%	—	—	74,873	7.25%	74,924	7.25%

Amortized Cost	$13,849	5.25%	$247,658	4.71%	$267,183	4.89%	$94,540	7.01%	$623,230	5.15%

Fair Value	$13,969		$244,108		$261,749		$94,892		$614,718

Note: The yield is calculated on a 35 percent federal-tax-equivalent basis.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock. From time to time, we purchase this dividend paying stock according to capital requirements set by the respective regulatory agencies. During 2006, we redeemed $8,747 of our FHLB stock back to the FHLB at par.

LOANS

Loans, net of unearned income, at December 31, 2006, totaled $1,790,976 compared to $1,750,192 at year-end 2005, reflecting an increase of $40,784, or 2.3%. Commercial loans, which include commercial, industrial and agricultural; commercial real estate; and construction and development, increased $69,384 at December 31, 2006, compared to year-end 2005. This increase was driven primarily by an increase in commercial construction and development loans originated by our commercial real estate line of business. This line of business was initiated in the second half of 2003 when we opened loan production offices, or LPOs, in metro Cincinnati and Cleveland, Ohio, and Louisville, Kentucky. We opened a fourth LPO in Columbus, Ohio in 2006. In 2006, the commercial real estate lending group originated approximately $303,200 in new loans, compared to $218,541 in 2005 and $117,903 in 2004. Outstanding balances for loans managed by this group totaled $363,100 at December 31, 2006 compared to

$281,358 at December 31, 2005. The majority of these loans were made within the areas the LPOs serve. These loans were used to finance a variety of construction and development projects that included apartments, residential land developments, condominiums, retail centers, office buildings, as well as some hospitality and industrial type properties. Loans are occasionally made on projects outside the markets served by the LPOs to borrowers who are either located within our market area or who have previous lending relationships with our commercial real estate lenders. Competition for these credits typically comes from larger national and regional commercial banks. Since the inception of this line of business, this portfolio has not experienced any charge-offs, while generating returns in excess of those originally forecasted when the strategy was launched.

Commercial, industrial and agricultural loans decreased $4,095 or 0.7% from year-end 2005. The net decrease was due to a decline in outstanding balances originated in our community markets and a fourth quarter $17,749 charge off, offset by the outstanding balance of loans originated by the commercial lending team which began operations in the Cincinnati, Ohio metro area during the second and third quarters of 2006. Total commercial and industrial loans for this group totaled $42,637 at December 31, 2006.

Residential mortgage loans decreased $10,941 or 2.4% from year-end 2005, while total originations increased slightly. The current interest rate environment resulted in customer preferences toward fixed rate loan products, which we typically sell to the secondary market after they are originated, as well as a lower level of refinance activity. In 2006, approximately $101,774, or 76.4% of new originations were through direct retail channels, while approximately $31,438 or 23.6% were originated on a wholesale basis. This compares to $110,000 or 88% and $15,000 or 12% in 2005. The inversion of the yield curve resulted in increased customer demand for fixed rate products. This led to a decline in new originations that are retained and recorded on our balance sheet. The decline was also a component of our efforts to improve our mix of earning assets. The level of higher yielding commercial loans increased, while residential mortgage, indirect consumer and securities balances decreased. In early 2007, we made the decision to private label our residential mortgage processing, underwriting, closing and servicing. Under this business model, the number of loans we originate and retain on our balance sheet will continue to decline, as will the outstanding balances of this portfolio.

Home equity loans decreased $2,981 or 2.2% at December 31, 2006, as the rising interest rate environment continued to negatively impact the origination of variable rate products, causing many borrowers to refinance into fixed rate home equity loans or mortgages. Home equity loans are generally collateralized by a second mortgage on the customer’s primary residence.

Consumer loans decreased $13,192, or 6.2% at December 31, 2006, primarily due to a decrease in indirect dealer originations of $33,304 from 2005. Consumer loans include both direct and indirect loans. The indirect loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets. Indirect loans at December 31, 2006, were $124,864 compared to $134,749 at December 31, 2005. Indirect loan balances declined in part due to a decision to limit origination of lower yielding indirect marine and recreational vehicle loans during 2006, while using those funds, along with funds generated from paydowns from lower yielding residential mortgage and securities balances, to generate higher yielding commercial loans. We stopped originating indirect marine and recreational vehicle loans in December 2006.

LOAN PORTFOLIO AT YEAR END

	2006	2005	2004	2003	2002

Commercial, industrial and agricultural loans	$568,841	$572,936	$563,382	$586,159	$644,084
Economic development loans and other obligations of state and political subdivisions	7,179	8,422	13,195	20,951	18,360
Lease financing	5,495	5,740	5,731	6,796	7,366
Commercial mortgages	180,249	180,907	224,066	238,261	172,640
Construction and development	260,314	186,177	72,517	53,108	36,981
Residential mortgages	436,309	447,250	456,007	477,895	451,920
Home equity lines of credit	132,704	135,685	143,037	132,101	126,257
Consumer loans	199,887	213,079	187,395	184,426	148,580

Total loans	1,790,978	1,750,196	1,665,330	1,699,697	1,606,188
Less: unearned income	2	4	6	9	33

Loans, net of unearned income	$1,790,976	$1,750,192	$1,665,324	$1,699,688	$1,606,155

Different types of loans are subject to varying levels of risk. We mitigate this risk through portfolio diversification as well as geographic diversification. We concentrate substantially all of our lending activity by lending to customers located in the geographic market areas that we serve, primarily Indiana, Illinois, Kentucky and Ohio. The loan portfolio is also diversified by type of loan and industry.

We lend to customers in various industries including real estate, agricultural, health and other related services, and manufacturing. There is no concentration of loans in any single industry exceeding 10% of the portfolio nor does the portfolio contain any loans to finance speculative transactions or loans to foreign entities. In 2005, we had one loan of approximately $224 to a foreign subsidiary of a domestic company. This loan was guaranteed by the domestic parent which hedges the currency through a Eurodollar agent and was paid off in 2006.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2006

Total Loans

		After 1 Year
	Within	But Within	Over
Rate Sensitivities:	1 Year	5 Years	5 Years	Total

Fixed rate loans	$68,630	$355,034	$299,051	$722,715
Variable rate loans	762,040	247,150	50,446	1,059,636

Subtotal	$830,670	$602,184	$349,497	1,782,351

Percent of total	46.60%	33.79%	19.61%
Nonaccrual loans				8,625

Total loans				$1,790,976

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2006

Commercial, Industrial, Agricultural, Economic Development, Obligations of State and Political Division, Construction and Development Loans

		After 1 Year
	Within	But Within	Over
	1 Year	5 Years	5 Years	Total

Commercial, industrial and agriculture loans	$294,149	$220,188	$52,238	$566,575
Economic development loans and other obligations of state and political subdivisions	5,013	1,841	325	7,179
Construction and development	251,477	8,266	565	260,308

Total	$550,639	$230,295	$53,128	$834,062

Fixed rate	$49,485	$198,527	$50,404	$298,416
Variable rate	501,154	31,768	2,724	535,646

Subtotal	$550,639	$230,295	$53,128	834,062

Percent of total	66.02%	27.61%	6.37%
Nonaccrual loans				2,272

Total				$836,334

NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower’s ability to repay principal or interest according to the terms of the contract. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectability of the loan is in question or when we determine the loan is impaired. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower’s financial position. Loans 90 days or more past due, which totaled $228 at December 31, 2006, are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. We are not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which we reasonably believe will materially adversely affect future operating results, liquidity or capital resources, or represent material credits as to which we have serious doubt as to the ability of such borrower to comply with loan repayment terms.

NON-PERFORMING ASSETS AT YEAR END

	2006	2005	2004	2003	2002

Non-performing loans:(1)
Nonaccrual	$8,625	$25,013	$17,971	$15,725	$20,010
90 days past due and still accruing interest	228	40	576	2,566	2,367

Total non-performing loans	8,853	25,053	18,547	18,291	22,377
Defaulted municipal securities	—	—	—	2,692	2,536
Other real estate owned	936	440	243	1,341	2,286

Total non-performing assets	$9,789	$25,493	$18,790	$22,324	$27,199

(1)	Includes non-performing loans classified as loans held for sale.

Non-performing loans were 0.49% and 1.43% of loans, net of unearned income at the end of 2006 and 2005, respectively. We actively manage non-performing loans in order to minimize this level. The change in the components of non-performing assets was due primarily to the second quarter 2006 payoff of a loan that was classified as non-performing during the second quarter of 2005. We had a 30% participation in this loan, which, at the time it was classified to non-performing, had an outstanding balance of $14,256. During the second quarter of 2006, this loan, which then carried a balance of $12,643, was paid off. We charged off $1,671 of the specific reserve of $2,905 we had established in 2005.

The interest recognized on nonaccrual loans was approximately $105, $134 and $109 in 2006, 2005 and 2004, respectively. The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $193, $968 and $1,148 for 2006, 2005 and 2004, respectively.

We maintain a watch list of commercial loans and review those loans quarterly. For the most part, assets are designated as watch list loans to ensure more frequent monitoring. The assets are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with the original terms of the contract then the loan is placed on nonaccrual. We also review non-accrual loans on an ongoing basis.

CREDIT MANAGEMENT

Our credit management procedures include Board oversight of the lending function by the Board’s Credit and Risk Management Committee, which meets at least quarterly. The committee monitors credit quality through its review of information such as delinquencies, non-performing loans and assets, problem and watch list loans and charge-offs. The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment. In addition, a sample of loans is reviewed by an independent loan review department or outside independent third party, as well as by a compliance department and regulatory agencies.

Consumer, mortgage and small business loans are centrally underwritten and approved while commercial loans are approved through a combination of low individual lending authorities, independent senior credit officers and a Corporate Credit Committee. A limited number of officers have the authority, in certain cases and for certain loan types, to override centrally denied loan requests. Those overrides are subject to certain stipulations and are centrally tracked and monitored for performance. The Corporate Credit Committee approves or ratifies all loans of $2,500 or more.

The allowance for loan losses is that amount which, in management’s opinion, is adequate to absorb probable inherent loan losses as determined by our ongoing evaluation of the loan portfolio. This evaluation is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, industry concentrations, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged off amounts are credited to the allowance. The provision for loan losses is the amount charged to operations to provide assurance that the allowance for loan losses is sufficient to absorb probable losses.

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

A periodic review of selected loans (based on risk rating and size) is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with the relationship manager responsible for the credit relationship. This review is supplemented by the loan review area, which provides information assisting in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to us.

Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the market value of the collateral, less estimated cost to liquidate. For non-collateral dependent loans, the allowance is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement.

Homogeneous pools of loans, such as consumer installment and residential real estate loans, are not individually reviewed. An allowance is established for each pool of loans based upon historical loss ratios, based on the net charge-off history by loan category. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in our geographic areas, specific industry financial conditions and other factors.

The unallocated portion of the allowance covers general economic uncertainties as well as the imprecision inherent in any loan and lease loss forecasting methodology. At December 31, 2006, the unallocated reserve included within the allowance for loan losses was $1,182 as compared to $310 at December 31, 2005.

The factors used to evaluate homogenous loans in accordance with the SFAS No. 5, Accounting for Contingencies are reviewed at least quarterly and are updated as conditions warrant. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to an amount that is adequate to absorb estimated loan losses as determined by our periodic evaluations of the loan portfolio. Our evaluation is based upon consideration of actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations.

The adequacy of the allowance for loan losses is reviewed on a quarterly basis and presented to the Audit Committee of the Board of Directors for approval. The accounting policies related to the allowance for loan losses are significant policies that involve the use of estimates and a high degree of subjectivity. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of credit risk after careful consideration of known relevant facts. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries or issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield different results, which may require an increase or decrease in the allowance for loan losses.

Our process to perform this analysis includes expanded data analysis, back-testing and continued refinements to documentation surrounding the adequacy of the allowance. The allowance provides reliable measures of the probability of default and risk of loss for our categories of loans with similar risk characteristics and analyzes loss data over a period of time that we believe is appropriate and which is periodically reevaluated. This improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. This process does not impact losses estimated in accordance with Financial Accounting Standard 114, Accounting by Creditors for Impairment of a Loan.

We continue to enhance our loan portfolio monitoring system to enhance our risk management capabilities. In 2004, we implemented the Markov migration model for our commercial portfolio. Among the most significant enhancements were expanded score band performance, loan to value analysis, and vintage analysis. Initiatives implemented in 2005 and 2006 include the use of custom scorecards to forecast defaults as well as losses within our consumer portfolio, creation of a default model based off of historical data to help determine credit costs, and creation of a foundation for risk based capital allocation using the Markov model. These initiatives have and will continue to help in refining our capital allocation for estimated loan losses.

The provision for loan losses totaled $20,294 in 2006, an increase of $14,530 from 2005. At December 31, 2006, the allowance for loan losses as a percentage of loans was 1.18% as compared to 1.39% at year-end 2005. The allowance for loan losses to non-performing loans at December 31, 2006 was 239.0% compared to 97.4% at December 31, 2005.

The higher provision in 2006, as compared to 2005, was primarily due to three items:

•	The impact of the charge-off of the $17,749 lending relationship during the fourth quarter of 2006. This relationship is described further below.

•	Additionally, we experienced a higher level of charge-offs in our consumer portfolio, particularly in the areas of indirect marine and recreational vehicle loans, which had net charge-offs of $1,227 compared to $784 in 2005.

•	Partially offsetting these items were net recoveries in 2006 of $108 for commercial mortgage and commercial construction and development real estate credits, as opposed to net charge-offs of $588 for 2005. These loans make up 24.6% of our portfolio at December 31, 2006.

The fourth quarter includes the charge-off of the previously mentioned $17,749 lending relationship. On December 29, 2006, we instituted legal action against our borrower. Subsequent to our legal action, a number of developments occurred that led us to reevaluate the likelihood of collection. This resulted in our decision to charge-off the entire lending relationship. Those developments include the filing of eleven other collection suits, including six by other financial institutions. As the result of an investigation by the state of Florida, a state court in Florida has appointed a receiver to take over the operations of our borrower. As of February 6, 2007, the receiver has found that our borrower owes $204,600 to individuals that purchased an employee investment savings account and an additional $112,700 in a stock program. The Florida regulators have called the program “a massive fraud”. This is in addition to the claims that have been made by the various financial institutions. As of February 6, 2007, the total of all claims filed against our borrower total almost $500,000, of which ours comprises approximately $18,000.

The relationship to this borrower began in 1997 as a part of a strategy to originate out of market credits through a broker network.. There are no other loans remaining in our portfolio from that strategy.

We are actively pursuing our rights and remedies to collect the outstanding balance of the loans, as well as accrued interest and legal and other fees.

The higher provision in 2005, as compared to 2004, was primarily due to three items:

•	The establishment of a specific reserve against the loan to a regional grocery store chain. When this loan was paid off in 2006, we charged off $1,671.

•	We reclassified approximately $9,788 of under performing loans to loans held for sale and recorded $1,461 in charge-offs and related provision expense during the second quarter of 2005; and

•	Consumer bankruptcies increased during the fourth quarter largely attributed to the October 2005 passage of new bankruptcy laws, coupled with rising fuel prices, increased minimum credit card payments by many issuers, and other economic factors contributed to an increase in consumer net charge-offs of $682 from 2004. The increase came primarily from the indirect recreational vehicle portfolio.

Net charge-offs to average loans for 2006 increased to 132 basis points compared to 31 basis points in 2005. The $17,749 charge off recorded during the fourth quarter of the year represented 100 basis points of the 101 basis point increase in 2006. The 2005 increase from 15 to 31 basis points was attributed to the effects of the loan sale, the charge-offs from which totaled 9 basis points, and increases in commercial and consumer charge-offs, partially offset by a reduction in net residential mortgage charge-offs.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)

	2006	2005	2004	2003	2002

Allowance for loan losses, January 1	$24,392	$23,794	$25,403	$24,632	$23,868
Loans charged off:
Commercial, industrial and agriculture	21,509	3,461	1,550	2,330	1,235
Lease financing	—	—	—	59	—
Commercial mortgages	66	620	859	840	492
Construction and development	—	—	13	—	—
Residential mortgages	704	589	1,321	1,734	2,236
Home Equity	397	130	154	180	266
Consumer	2,665	1,818	961	1,367	1,480

Total	25,341	6,618	4,858	6,510	5,709
Recoveries on charged off loans:
Commercial, industrial and agriculture	633	621	1,386	1,105	1,192
Lease financing	—	—	—	119	4
Commercial mortgages	174	32	242	86	138
Construction and development	—	—	24	—	—
Residential mortgages	171	166	249	405	1,266
Home Equity	41	64	24	1	33
Consumer	791	569	394	620	697

Total	1,810	1,452	2,319	2,336	3,330

Net charge-offs	23,531	5,166	2,539	4,174	2,379
Provision for loan losses	20,294	5,764	1,305	4,945	3,143
Allowance related to loans sold	—	—	(299)	—	—
Transfer to reserve for unfunded commitments	—	—	(76)	—	—

Allowance for loan losses, December 31	$21,155	$24,392	$23,794	$25,403	$24,632

Total loans at year-end, net of unearned income	$1,790,976	$1,750,192	$1,665,324	$1,699,688	$1,606,155
Average loans	1,782,918	1,688,547	1,644,471	1,670,938	1,596,462
Total non-performing loans	8,853	25,053	18,547	18,291	22,377
Net charge-offs to average loans	1.32%	0.31%	0.15%	0.25%	0.15%
Provision for loan losses to average loans	1.14	0.34	0.08	0.30	0.20
Allowance for loan losses to loans	1.18	1.39	1.43	1.50	1.53
Allowance for loan losses to non-performing loans	238.96	97.36	128.29	138.88	110.08

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

	Allowance Applicable to					Percent of Loans to Total Gross Loans
Loan Type	2006	2005	2004	2003	2002	2006	2005	2004	2003	2002

Commercial, industrial and agriculture	$7,337	$11,713	$10,326	$12,789	$13,421	32%	33%	34%	35%	40%
Economic development loans and other obligations of state and political subdivisions	—	—	86	135	117	—	—	1%	1%	1%
Lease financing	1	56	63	105	129	—	—	—	—	1%
Commercial mortgages	1,804	2,173	3,127	3,130	2,198	10%	10%	14%	14%	11%
Construction and development	2,537	1,904	763	344	280	15%	11%	4%	3%	2%
Residential mortgages	3,688	4,105	3,622	1,845	2,347	24%	26%	27%	28%	28%
Home equity	1,172	885	1,059	778	529	8%	8%	9%	8%	8%
Consumer	3,434	3,246	2,291	3,095	3,046	11%	12%	11%	11%	9%

Allocated	19,973	24,082	21,337	22,221	22,067	100%	100%	100%	100%	100%

Unallocated	1,182	310	2,457	3,182	2,565

Total	$21,155	$24,392	$23,794	$25,403	$24,632

DEPOSITS

Total deposits were $1,953,852 at December 31, 2006, compared to $1,808,503 at December 31, 2005. The increase in deposits was in time deposits under $100, which increased $35,269 or 7.1%, brokered deposits, which increased $56,229 or 77.5% and money market accounts, which increased $50,477 or 20.5%. These increases were slightly offset by declines in non-interest bearing accounts, which decreased $10,244 or 3.9%, savings accounts, which decreased $8,002 or 6.2% and interest checking, which decreased $9,078 or 2.3%. During the first three quarters of 2006, and consistent with trends in banking, our customers transferred funds from checking and savings deposits to higher rate money market and certificate of deposit accounts. This trend abated during the fourth quarter of 2006. Year-end 2006 balances for non-interest bearing deposits and interest bearing checking accounts increased $2,548 and $11,556 from those at September 30, 2006, while savings account balances declined $4,638.

Implementation of the High Performance Checking initiative resulted in an increase in the number of accounts at December 31, 2006 of 6.0% compared to December 31, 2005. The higher number of accounts, coupled with higher levels of customer account activity, resulted in an increase in deposit service charges of $3,524 or 23.0% in 2006, compared to an increase of $2,941 or 23.7% in 2005.

The increase in brokered deposits occurred primarily during the first quarter of 2006 when $177,500 of fixed-term debt that carried a weighted average rate of 3.06% matured and was replaced with a combination of brokered and retail deposits.

TIME DEPOSITS OF $100 OR MORE AT DECEMBER 31, 2006

Maturing:
3 months or less	$103,919
Over 3 to 6 months	115,706
Over 6 to 12 months	78,707
Over 12 months	74,024

Total	$372,356

SHORT-TERM BORROWINGS

Short-term borrowings totaled $217,518 at December 31, 2006, an increase of $15,855 from year-end 2005. Short-term borrowings primarily include federal funds purchased, which are purchased from other financial institutions, generally on an overnight basis, securities sold under agreements to repurchase, which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service, and short-term FHLB advances.

At December 31, 2006, we had an unsecured, unused line of credit for $15,000 with another financial institution, available federal funds purchased lines of $364,300 and availability of $516,049 under the Federal Reserve borrower in custody program.

LONG-TERM BORROWINGS

Long-term borrowings have original maturities greater than one year and include advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, floating rate unsecured subordinated debt and trust preferred securities. Long-term borrowings decreased $200,266 during 2006 to $254,521 from $454,787 at December 31, 2005. At December 31, 2005, FHLB advances included bullet or fixed maturity advances, which carried a weighted average interest rate of 2.64% with final maturities in 2007, as well as amortizing and other advances, which carried a weighted average interest rate of 5.55%.

As part of the 2004 balance sheet restructuring, we added $75,000 in fixed rate national market repurchase agreements and issued $4,000 of floating rate unsecured subordinated debt. These repurchase agreements have an average fixed rate of 2.78%, with $10,000 maturing in 2007 and $65,000 maturing in 2008.

The unsecured subordinated debt includes $4,000 of debt that has a floating rate of three-month LIBOR plus 2.85% and will mature on April 7, 2014. Issuance costs of $141 were paid by us and are being amortized over the life of the debt. A second issue includes $10,000 of floating rate-subordinated debt issued in April 2003 that has a floating rate of three-month LIBOR plus 3.20%, which will mature on April 24, 2013. Issuance costs of $331 were paid by us and are being amortized over the life of the debt.

In July 2001, we issued $18,000 of floating rate capital securities as a participant in a pooled trust preferred fund. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semiannually. The issue matures on July 25, 2031. Issuance costs of $581 were paid by us and are being amortized over the life of the securities. We have the right to call these securities at par effective July 25, 2011.

During the second quarter of 2003, we issued an additional $34,500 in trust preferred securities as a participant in a pooled fund with a floating interest rate of three-month LIBOR plus 3.10%. The issue matures on June 26, 2033. Issuance costs of $1,045 were paid by us and are being amortized over the life of the debt. We have the right to call these securities at par effective June 25, 2008.

We continuously review our liability composition. Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

We have obligations and commitments to make future payments under contracts. Our long-term borrowings represent FHLB advances with various terms and rates collateralized primarily by first mortgage loans and certain specifically assigned securities, securities sold under repurchase agreements, notes payable secured by equipment, subordinated debt and trust preferred securities. We are also committed under various operating leases for premises and equipment.

In the normal course of our business, there are various outstanding commitments and contingencies, including letters of credit and standby letters of credit, that are not reflected in the consolidated financial statements. Our exposure to credit loss in the event the nonperformance by the other party to the commitment is limited to the contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments.

The following table lists our significant contractual obligations and significant commitments coming due in the periods indicated at December 31, 2006. Further discussion of these obligations or commitments is included in Note 19 to the consolidated financial statements.

		Less Than	1 to 3	3 to 5	After 5
As of December 31, 2006	Total	One Year	Years	Years	Years

Contractual On Balance Sheet Obligations
Long-term debt	$254,521	$113,957	$69,330	$2,568	$68,666
Operating leases	14,910	2,003	3,183	2,090	7,634

Total contractual cash obligations	$269,431	$115,960	$72,513	$4,658	$76,300

Off Balance Sheet Obligations
Lines of credit	$358,683	$165,944	$33,277	$21,480	$137,982
Standby letters of credit	19,915	11,687	8,228	—	—
Other commitments	214,697	93,662	77,858	20,759	22,418

Total other commitments	$593,295	$271,293	$119,363	$42,239	$160,400

CAPITAL RESOURCES

Shareholders’ equity totaled $235,474 at December 31, 2006, an increase of $15,376 or 7.0% from 2005. The increase was primarily the result of net income of $19,547, proceeds from the exercise of stock options of $6,365 and a decrease in the unrealized loss on securities, net of taxes, of $1,090, partially offset by cash dividends of $11,814.

At December 31, 2005, shareholders’ equity totaled $220,098, an increase of $10,807, or 5.2%, from 2004. This increase was primarily the result of net income of $27,299, partially offset by cash dividends of $11,158 and an increase in the unrealized loss on securities, net of tax of $7,005.

The dividend payout ratio for 2006 was 59.3%, compared to 40.8% for 2005. During the second quarter of 2006, we increased our quarterly dividend 6.25% to $0.17 per share. The average equity to average asset ratio was 8.46% and 7.87% for 2006 and 2005, respectively.

We opened one new banking center in 2005 and none in 2006. We sold three banking centers in Southern Illinois during the second quarter of 2005. We are currently in process of building a new banking center in Florence, Kentucky that is expected to be completed during the second quarter of 2007. At December 31, 2006, there was a future contractual commitment of $976 related to this expenditure.

We and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2006 and 2005, we and Integra Bank exceeded the regulatory minimums and Integra Bank met the regulatory definition of well capitalized. See additional discussion in Note 16.

Capital trust preferred securities currently qualify as Tier 1 capital for the parent holding company under Federal Reserve guidelines. As a result of the issuance of FASB Interpretation No. 46 (“FIN 46”), the Federal Reserve adopted a rule that allows the limited inclusion of trust preferred securities in Tier 1 capital, subject to stricter qualitative limits.

LIQUIDITY

Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and other borrowings and to protect us against interest rate volatility. We continuously monitor our current and prospective business activity in order to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

The primary sources of short-term asset liquidity for Integra Bank include federal funds sold, commercial paper, interest-bearing deposits with other financial institutions and securities available for sale. Short-term asset liquidity is also provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets policy. When these sources are not adequate, we may use federal fund purchases, brokered deposits, repurchase agreements, sales of investment securities or utilize our borrowing capacity with the FHLB. At December 31, 2006 and 2005, federal funds sold and other short-term investments were $3,998 and $112, respectively. Additionally, at December 31, 2006, we had $364,300 available from unused Federal Funds lines and in excess of $277,346 in unencumbered securities available for repurchase agreements or liquidation. We also have access to funds from the Federal Reserve Bank totaling $516,049 as part of its borrower in custody program.

For the parent holding company, liquidity is provided by dividends from Integra Bank, cash balances, credit line availability, liquid assets, proceeds from employee exercises of stock options and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. We also have an unsecured line of credit available which permits us to borrow up to $15,000. There was no balance outstanding on this line at December 31, 2006.

Liquidity for the parent holding company is required to support its operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, fund stock repurchases and other general corporate purposes. The Board of Directors has approved a dividend payout ratio of 35% to 50% of net earnings. We believe that funds to fulfill these obligations for the foreseeable future will be available from currently available cash and marketable securities, dividends from Integra Bank, the credit line availability, or other sources that management expects to be available during the year.

We believe that we have adequate liquidity to meet our foreseeable needs, and are currently in process of evaluating alternatives to fund the cash portion of the Prairie acquisition, which is expected to approximate $38,800.

ACCOUNTING CHANGES

For information regarding accounting standards issued which will be adopted in future periods, see Note 1 to the Consolidated Financial Statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off balance sheet instruments. Our interest rate risk management program is comprised of several components. The components include Board of Directors’ oversight, senior management oversight, risk limits and control, risk identification and measurement, risk monitoring and reporting and independent review. We strive to manage the impact of interest rate volatility on earnings and capital through our interest rate risk management processes.

We manage interest rate risk with oversight through the ALCO and Finance Committee of the Board of Directors, or Board ALCO. The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. A committee comprised of senior officers, the Corporate ALCO Committee, meets at least quarterly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.

Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. We use the following key methodologies to measure interest rate risk.

Earnings at Risk (“EAR”).  We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a “Base” scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the “Base” interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the “Base” interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At December 31, 2006, we would experience a positive 0.28% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 1.78% change in net interest income. Both simulation results are within the policy limits established by the Board ALCO. Rising interest rates caused mortgage prepayments to decline which had a positive impact to EAR in the down 200 basis point scenario in 2006 relative to 2005. The small increase in EAR in the up 200 basis point scenario is a reflection of the migration of deposit accounts to higher interest bearing money market accounts that are more market rate sensitive, aging of fixed rate debt, and slower prepayment assumptions (extension risk) on mortgage related securities and mortgage loans. The impact of these more rate sensitive liabilities was offset by growth in variable rate commercial loans so that the net impact to EAR was small.

Trends in Earnings at Risk

	Estimated Change in EAR from the Base
	Interest Rate Scenario
	−200 basis points	+200 basis points

December 31, 2006	0.28%	(1.78)%
December 31, 2005	(3.76)%	(0.99)%

Economic Value of Equity (“EVE”).  We consider EVE to be our best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. We use a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a “Base” scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. This simulation model projects the estimated economic value of assets and liabilities under each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the “Base” interest rate scenario. For EVE calculations, future balance sheet composition is not a factor.

The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the “Base” interest rate scenario is shocked up or down 200 basis points within a range of plus or minus 15%.

At December 31, 2006, we would experience a positive 0.97% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 6.58% change in EVE. Both of these measures are within Board approved policy limits. The year to year change in the downward rate scenario is largely the result of the decrease in assumed prepayment speeds on mortgage related securities due to the steady rise in interest rates and the migration of deposits to more rate sensitive money market accounts. Likewise, the same factors caused EVE risk in the +200 basis point scenario to increase slightly from December 31, 2005.

Trends in Economic Value of Equity

	Estimated Change in EVE from the Base
	Interest Rate Scenario
	−200 basis points	+200 basis points

December 31, 2006	0.97%	(6.58)%
December 31, 2005	(0.51)%	(6.35)%

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Integra Bank Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on that assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Crowe Chizek and Company LLC, our independent registered public accounting firm, as stated in their report dated March 12, 2007 which appears on page 45 of this Annual Report on Form 10-K.

/s/ Michael T. Vea	/s/ Martin M. Zorn
Chairman of the Board, Chief Executive	Chief Financial Officer;
Officer and President	Executive Vice President-Finance and Risk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS

Shareholders and Board of Directors
Integra Bank Corporation
Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Integra Bank Corporation as of December 31, 2006 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Integra Bank Corporation as of December 31, 2005 and for each of the two years in the period ended December 31, 2005 were audited by other auditors whose report dated March 10, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Integra Bank Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/  Crowe Chizek and Company, LLC

Louisville, Kentucky
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL

Shareholders and Board of Directors
Integra Bank Corporation
Evansville, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Integra Bank Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integra Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Integra Bank Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Integra Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Integra Bank Corporation as of December 31, 2006, and related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  Crowe Chizek and Company LLC

Louisville, Kentucky
March 12, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Integra Bank Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Integra Bank Corporation and its subsidiaries (“the Company”) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Columbus, Ohio
March 10, 2006

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Cash and due from banks	$65,400	$62,643
Federal funds sold and other short-term investments	3,998	112

Total cash and cash equivalents	69,398	62,755
Loans held for sale (at lower of cost or fair value)	1,764	522
Securities available for sale	614,718	681,030
Regulatory stock	24,410	33,102
Loans, net of unearned income	1,790,976	1,750,192
Less: Allowance for loan losses	(21,155)	(24,392)

Net loans	1,769,821	1,725,800
Premises and equipment	46,157	50,106
Goodwill	44,491	44,491
Other intangible assets	6,832	7,765
Other assets	106,888	102,571

TOTAL ASSETS	$2,684,479	$2,708,142

LIABILITIES
Deposits:
Non-interest-bearing demand	$252,851	$263,095
Interest-bearing:
Savings, interest checking and money market accounts	794,280	760,883
Time deposits of $100 or more	372,356	285,429
Other interest-bearing	534,365	499,096

Total deposits	1,953,852	1,808,503
Short-term borrowings	217,518	201,663
Long-term borrowings	254,521	454,787
Other liabilities	23,114	23,091

TOTAL LIABILITIES	2,449,005	2,488,044
Commitments and contingent liabilities (Note 19)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 17,794,289 and 17,464,948 respectively	17,794	17,465
Additional paid-in capital	135,054	127,980
Retained earnings	88,355	80,622
Accumulated other comprehensive income (loss)	(5,729)	(5,969)

TOTAL SHAREHOLDERS’ EQUITY	235,474	220,098

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,684,479	$2,708,142

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per
	share data)

INTEREST INCOME
Interest and fees on loans:
Taxable	$125,088	$103,801	$94,874
Tax-exempt	416	425	449
Interest and dividends on securities:
Taxable	26,525	28,591	29,221
Tax-exempt	4,412	5,355	6,045
Dividends on regulatory stock	1,479	1,528	1,518
Interest on loans held for sale	140	355	179
Interest on federal funds sold and other short-term investments	333	124	85

Total interest income	158,393	140,179	132,371
INTEREST EXPENSE
Interest on deposits	54,421	35,024	25,752
Interest on short-term borrowings	8,574	5,877	1,938
Interest on long-term borrowings	13,092	16,657	20,214

Total interest expense	76,087	57,558	47,904
NET INTEREST INCOME	82,306	82,621	84,467
Provision for loan losses	20,294	5,764	1,305

Net interest income after provision for loan losses	62,012	76,857	83,162

NON-INTEREST INCOME
Service charges on deposit accounts	18,879	15,355	12,414
Other service charges and fees	3,807	3,962	4,434
Debit card income-interchange	3,301	2,438	1,633
Credit card fee income	348	742	2,060
Trust income	2,361	1,979	2,025
Net securities gains (losses)	577	(1,532)	4,477
Gain on sale of other assets	93	6,786	1,360
Bank-owned life insurance income	2,166	2,348	1,547
Other	4,295	3,800	3,657

Total non-interest income	35,827	35,878	33,607
NON-INTEREST EXPENSE
Salaries and employee benefits	39,990	39,870	42,907
Occupancy	8,182	7,830	6,846
Equipment	3,412	3,584	4,052
Professional fees	2,955	4,362	4,264
Communication and transportation	4,933	4,742	3,427
Processing	2,083	2,616	3,496
Software	1,684	1,609	1,841
Marketing	1,941	2,075	2,179
Debt prepayment fees	—	—	56,998
Low income housing project losses	2,526	2,210	2,193
Amortization of intangible assets	933	933	1,612
Other	7,238	7,726	8,365

Total non-interest expense	75,877	77,557	138,180

Income (loss) before income taxes	21,962	35,178	(21,411)
Income taxes (benefit)	2,415	7,879	(14,791)

NET INCOME (LOSS)	$19,547	$27,299	$(6,620)

Earnings (loss) per share:
Basic	$1.11	$1.57	$(0.38)
Diluted	$1.11	$1.56	$(0.38)
Weighted average shares outstanding:
Basic	17,546	17,382	17,318
Diluted	17,658	17,468	17,318

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net income (loss)	$19,547	$27,299	$(6,620)
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $955, $(5,482) and $(2,181) respectively)	1,433	(7,916)	(3,202)
Reclassification of realized amounts (net of tax of $(234), $621 and $(1,814) respectively)	(343)	911	(2,663)

Net unrealized gain (loss) on securities	1,090	(7,005)	(5,865)
Unrealized gain (loss) on hedged derivatives arising in period (net of tax of $13 and $155 for 2006 and 2004 respectively)	19	—	227

Net unrealized gain (loss), recognized in other comprehensive income	1,109	(7,005)	(5,638)

Comprehensive income (loss)	$20,656	$20,294	$(12,258)

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Changes In Shareholders’ Equity

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)

BALANCE AT JANUARY 1, 2004	17,310,782	$17,311	$125,497	$83,510	$6,674	$232,992

Net income	—	—	—	(6,620)	—	(6,620)
Cash dividend declared (0.715 per share)	—	—	—	(12,409)	—	(12,409)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	(5,865)	(5,865)
Interest rate swaps	—	—	—	—	227	227
Exercise of stock options	38,648	39	688	—	—	727
Grant of restricted stock	25,574	25	(25)	—	—	—
Stock-based compensation expense	—	—	239	—	—	239

BALANCE AT DECEMBER 31, 2004	$17,375,004	$17,375	$126,399	$64,481	$1,036	$209,291

Net income	—	—	—	27,299	—	27,299
Cash dividend declared ($0.64 per share)	—	—	—	(11,158)	—	(11,158)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	(7,005)	(7,005)
Interest rate swaps	—	—	—	—	—	—
Exercise of stock options	71,723	72	1,227	—	—	1,299
Grant of restricted stock, net of forfeitures	18,221	18	(18)	—	—	—
Acceleration of stock option vesting	—	—	20	—	—	20
Stock-based compensation expense	—	—	352	—	—	352

BALANCE AT DECEMBER 31, 2005	17,464,948	$17,465	$127,980	$80,622	$(5,969)	$220,098

Net income	—	—	—	19,547	—	19,547
Cash dividend declared ($0.67 per share)	—	—	—	(11,814)	—	(11,814)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	1,090	1,090
Interest rate swaps	—	—	—	—	19	19
Adjustment to initially apply SFAS No. 158, net of tax					(869)	(869)
Exercise of stock options	289,862	290	6,075	—	—	6,365
Grant of restricted stock, net of forfeitures	39,479	39	(39)	—	—	—
Stock-based compensation expense	—	—	1,038	—	—	1,038

BALANCE AT DECEMBER 31, 2006	17,794,289	$17,794	$135,054	$88,355	$(5,729)	$235,474

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,547	$27,299	$(6,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	5,950	7,030	8,991
Provision for loan losses	20,294	5,764	1,305
Net securities (gains) losses	(577)	1,532	(4,477)
(Gain) loss on sale of premises and equipment	(65)	202	24
Gain on sale of other real estate owned	(28)	(109)	(145)
Gain on sale of loans	—	—	(1,158)
Gain on sale of merchant processing program	—	(411)	—
Gain on sale of branches	—	(6,204)	—
Loss on low-income housing investments	2,526	2,210	2,193
Increase (decrease) in deferred taxes	(3,461)	5,892	(13,192)
Net gain on sale of loans held for sale	(640)	(681)	(618)
Proceeds from sale of loans held for sale	58,683	66,956	81,352
Origination of loans held for sale	(59,285)	(65,624)	(81,665)
Change in other operating	5,283	8,028	1,063

Net cash flows provided by (used in) operating activities	48,227	51,884	(12,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	126,535	179,152	209,824
Proceeds from sales of securities available for sale	7,904	30,595	373,630
Purchase of securities available for sale	(66,132)	(104,210)	(417,778)
(Increase) decrease in loans made to customers	(65,389)	(103,806)	24,892
Decrease in loans from sale of branches	—	13,772	—
Proceeds from sale of loans	—	—	7,043
Proceeds from sale of merchant processing program	—	585	—
Purchase of premises and equipment	(292)	(4,869)	(5,439)
Proceeds from sale of premises and equipment from sale of branches	—	608	—
Proceeds from sale of premises and equipment	125	211	5,512
Proceeds from sale of other real estate owned	516	724	1,598

Net cash flows provided by (used in) investing activities	3,267	12,762	199,282

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	145,349	(19,590)	83,911
Decrease in deposits from sale of branches	—	(68,448)	—
Excess income tax benefit from employee stock-based awards	416	—	—
Net increase (decrease) in short-term borrowed funds	15,284	26,641	(124,118)
Proceeds from long-term borrowings	10,000	—	334,003
Repayment of long-term borrowings	(210,266)	(2,483)	(470,269)
Dividends paid	(11,583)	(11,144)	(13,698)
Proceeds from exercise of stock options	5,949	1,299	727

Net cash flows provided by (used in) financing activities	(44,851)	(73,725)	(189,444)

Net increase (decrease) in cash and cash equivalents	6,643	(9,079)	(3,109)

Cash and cash equivalents at beginning of year	62,755	71,834	74,943

Cash and cash equivalents at end of year	$69,398	$62,755	$71,834

Consolidated Statements of Cash Flows are continued on the following page

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$73,722	$55,239	$48,702
Income taxes (benefit)	7,920	(288)	(681)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain)/loss on securities available for sale	$(1,757)	$12,013	$9,860
Change in deferred taxes attributable to securities available for sale	721	(4,861)	(3,995)
Change in fair value of derivative hedging instruments	19	—	—
Other real estate acquired in settlement of loans	1,074	836	843
Dividends declared and not paid	3,025	2,794	2,780

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation is a bank holding company that is based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank. As used in these notes, and unless the context provides otherwise, the terms we, us, our, the company and Integra refer to Integra Bank Corporation and its subsidiaries. We own Integra Reinsurance Company, Ltd. which was formed under the laws of the Turks and Caicos Islands and the state of Arizona. We also have a controlling interest in Integra Capital Trust II and Integra Capital Statutory Trust III, our trust securities affiliates. We provide services and assistance to our wholly owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, we receive income and/or dividends from Integra Bank, where most of our activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio. These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services. Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes, online banking, and complete personal and corporate trust services. Integra Bank also has a 60% ownership interest in Total Title Services, LLC, a provider of residential title insurance.

Integra Bank’s products and services are delivered through its customers’ channel of preference. At December 31, 2006, Integra Bank serves its customers through 74 banking centers, 128 automatic teller machines and four loan production offices. Integra Bank also serves its customers through its telephone banking and offers a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.

Integra Reinsurance Company, Ltd. is an insurance company formed in June 2002 under the laws of the Turks and Caicos Islands as an exempted company for twenty years under the companies Ordinance 1981. It operates as an alien corporation in the state of Arizona and as such is subject to the rules and regulations of the National Association of Insurance Companies (“NAIC”). The company sells only Allied Solutions credit life and disability policies and operates within the Bank’s banking center system. Integra Reinsurance Company began operations in May 2003.

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The following is a description of our significant accounting policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Integra Bank Corporation and certain of our subsidiaries. At December 31, 2006, our subsidiaries included in the consolidated financial statements consisted of Integra Bank and a reinsurance company. Our two statutory business trusts are not consolidated due to the guidance of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“VIEs”).

All significant intercompany transactions and balances have been eliminated. We utilize the accrual basis of accounting. Certain prior period amounts have been reclassified to conform to the 2006 financial reporting presentation.

To prepare the consolidated financial statements in accordance with U.S. generally accepted accounting principles, we are required to make estimates and assumptions based on available information that affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to short-term changes include the valuation of the securities portfolio, the determination of the allowance for loan

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, commercial paper and federal funds sold which are readily convertible to known amounts of cash. Interest-bearing deposits in banks, regardless of maturity, are considered short-term investments and included as cash equivalents.

TRUST ASSETS

Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Integra Bank, is not included in the accompanying consolidated financial statements since such items are not assets of ours.

SECURITIES

Securities can be classified as trading, available for sale and held to maturity. Currently, we only classify securities as available for sale.

Securities classified as available for sale are those debt and equity securities that we intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders’ equity, net of the related deferred tax effect. Interest income includes amortization of premiums or discounts. Premiums and discounts are amortized on the level yield method without anticipating prepayments, except for mortgage-backed securities, where prepayments are anticipated. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included as a component of net income. Security transactions are accounted for on a trade date basis.

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, we consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock. From time to time, we purchase this dividend paying stock according to capital requirements set by the respective regulatory agencies. During 2006, we sold $8,747 of our FHLB stock back to the FHLB at par.

LOANS

Loans are stated at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of aggregate cost or fair value.

Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method which approximates the effective interest rate. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. We endeavor to recognize as quickly as possible situations where the borrower’s repayment ability has become impaired or the collectability of interest is doubtful or involves more than the normal degree of risk. Generally, we

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

place a loan on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged-off. Real estate 1 — 4 family loans (both first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. We adhere to the standards for classification and treatment of open and closed-end credit extended to individuals for household, family and other personal expenditures, including consumer loans and credit cards, that are established by the Uniform Retail Classification and Account Management Policy (OCC Bulletin 2000-20). At the time a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and deferred loan fees or costs amortization is discontinued. When doubt exists as to the collectability of the remaining book balance of a loan placed in nonaccrual status, any payments received will be applied to reduce principal to the extent necessary to eliminate such doubt. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest and principal. Past due loans are loans that are contractually past due as to interest or principal payments.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is that amount which, in our opinion, is adequate to absorb probable incurred loan losses as determined by our ongoing evaluation of the loan portfolio and its inherent risks. Our evaluation is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Our process includes expanded data analysis, back-testing and continued refinements to documentation surrounding the adequacy of the allowance. The allowance provides more reliable measures of the probability of default and risk of loss given default for our categories of loans with similar risk characteristics, analyzes loss data over a period of time that we believe is appropriate and which is periodically reevaluated. This improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments.

Loans that are deemed to be uncollectible are charged-off to the allowance, while recoveries of previously charged off amounts are credited to the allowance. A provision for loan losses is expensed to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb probable incurred losses based on our ongoing evaluation of the loan portfolio.

A periodic review of selected loans (based on risk rating and size) is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with the relationship manager responsible for the credit relationship. This review is supplemented by the loan review area, which provides information assisting in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to us.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards “SFAS” No. 114, Accounting by Creditors for Impairment of a Loan.  We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the market value of the collateral, less estimated cost to liquidate. For non-collateral dependent loans, the allowance is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement.

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

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The unallocated portion of the allowance is determined based on our assessment of economic conditions and specific economic factors in the individual markets in which we operate.

OTHER REAL ESTATE OWNED

Properties acquired through foreclosure and unused bank premises are initially recorded at market value, reduced by estimated selling costs and are accounted for at lower of cost or fair value. The market values of other real estate are typically determined based on appraisals by independent third parties. Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans. Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense. At December 31, 2006 and 2005, net other real estate owned was $936 and $440, respectively.

PREMISES AND EQUIPMENT

Land is carried at cost. Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of up to thirty-nine years for premises and three to ten years for furniture and equipment. Costs of major additions and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred.

INTANGIBLE ASSETS

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. We assess goodwill for impairment annually by applying a fair-value-based test using net present value of estimated net cash flows. Impairment exists when the net book value of the reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability.

Intangible assets, primarily core deposit intangibles, are amortized over their estimated useful lives, which is estimated at 15 years and also are subject to impairment testing.

BANK OWNED LIFE INSURANCE

Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized upon surrender.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The market value of collateral provided to a third party is continually monitored and additional collateral provided, obtained or requested to be returned to us as deemed appropriate.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights, or MSRs, represent an estimate of the present value of future cash servicing income, net of estimated costs, we expect to receive on loans sold with servicing retained. MSRs are capitalized as separate assets when loans are sold and servicing is retained. The carrying value of MSRs is amortized in proportion to and over the period of, net servicing income and this amortization is recorded as a reduction to income.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs. We disaggregate the servicing rights portfolio based on loan type and interest rate, which are the predominant risk characteristics of the underlying loans. Any impairment would need to be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to an expected increase in prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. On an ongoing basis, we consider relevant factors to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. Costs of servicing loans are charged to expense as incurred. At December 31, 2006 and 2005, we had mortgage servicing rights assets of $2,005 and $2,588, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Our interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that we may use as part of our interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract’s specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. Freestanding derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting.

All derivatives are recorded as either assets or liabilities in the statement of financial condition and measured at fair value. On the date we enter into a derivative contract, we designate the derivative instrument as either a fair value hedge, cash flow hedge or as a freestanding derivative instrument. For a fair value hedge, changes in the market value of the derivative instrument and changes in the market value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the market value of the derivative instrument, to the extent that it is effective, are recorded as a component of accumulated other comprehensive income within shareholders’ equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. For freestanding derivative instruments, changes in the market values are reported in current period net income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

Prior to entering a hedge transaction, we formally document the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in market values or cash flows of the hedged item. We consider hedge instruments with a

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

correlation from 80% to 125% to be sufficiently effective to qualify as a hedge instrument. If it is determined that the derivative instrument is no longer highly effective as a hedge or if the hedge instrument is terminated, hedge accounting is discontinued and the adjustment to market value of the derivative instrument is recorded in net income.

Derivative transactions that do not qualify for hedge accounting treatment under FAS 133 would be considered free-standing derivative instruments. Gains or losses from these instruments would be marked — to-market on a monthly basis and the impact recorded in net income.

INCOME TAXES

We and our subsidiaries file a consolidated federal income tax return with each organization computing its taxes on a separate company basis. The provision for income taxes is based on income as reported in the financial statements. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Low income housing tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized gains and losses on cash flow hedges and changes in our minimum postretirement health and life plan, which are recognized as separate components of equity.

LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are now such matters that will have a material effect on the financial statements.

STOCK-BASED COMPENSATION

Prior to 2006, stock options were accounted for using the intrinsic value method following Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs been determined based on the grant date market values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31,
	2005	2004

Net income (loss):
As reported	$27,299	$(6,620)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	221	142
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,505	1,021

Proforma	$25,015	$(7,499)

Earnings (loss) per share:
Basic
As reported	$1.57	$(0.38)
Proforma	1.44	(0.43)
Diluted
As reported	$1.56	$(0.38)
Proforma	1.43	(0.43)

The weighted average fair value of each stock option included in the preceding proforma amounts for 2005 and 2004 was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized in computing the fair values:

	2006	2005	2004

Number of options granted	259,106	300,154	304,772
Stock price	$23.17	$21.67	$20.45
Risk-free interest rate	4.99%	4.04%	3.97%
Expected life, in years	6	7	7
Expected volatility	24.49%	33.20%	33.16%
Expected dividend yield	2.80%	3.00%	3.13%
Estimated fair value per option	$5.65	$6.43	$5.89

On January 1, 2006, we adopted SFAS 123(R). The revised standard eliminated the intrinsic value method of accounting required under APB 25. We adopted SFAS 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under application of this method, compensation expense recognized in 2006 for all share-based awards granted in 2006 is based on the grant date fair value of the stock grants less estimated forfeitures. For 2006, adopting this standard resulted in a reduction in income before taxes for stock option expense of $245, a reduction in net income of $154, and a decrease in basic and diluted earnings per share of $0.01. The amortized stock option and restricted stock expense is included in the statement of changes in shareholders’ equity as stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to determine either the period-specific or cumulative effects of the change. There was no impact to our financial statements from the 2006 adoption of this statement.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. The adoption of SFAS No. 123(R)applies to awards issued after January 1, 2006, with expense being recognized for future grants. We use the Black-Scholes model to determine the value of the options granted. We adopted SFAS No. 123(R) on January 1, 2006, using the prospective application method. We have recorded expense in accordance with SFAS No. 123(R) for all awards granted since the adoption date. In November, 2005, the FASB issued FASB Staff Position (“FSP”) No. 123(R)-3, which provides a practical transition election related to accounting for the tax effects of share based payment awards to employees. Following the short-cut method specified in FSP No. 123(R)-3, we determined that there was no impact to shareholders equity at December 31, 2006.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires that an employer (a) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position, (b) beginning in 2007, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position beginning in 2008, and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition assets or obligations. We adopted this pronouncement on December 31, 2006. The adoption had the following effect on individual line items in the 2006 financial statements:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Deferred income taxes	$18,568	$512	$19,080
Total assets	2,683,967	512	2,684,479
Liability for postretirement plan	866	1,381	2,247
Total liabilities	2,447,624	1,381	2,449,005
Accumulated other comprehensive income	(4,860)	(869)	(5,729)
Total stockholders’ equity	236,343	(869)	235,474

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that a dual approach be used to compute the amount of a financial statement misstatement. More specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. A registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants are not required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 was effective for us for the fiscal year ending December 31, 2006 and had no impact on our 2006 financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. In October 2006, the FASB issued an exposure draft, which would reverse this and make the guidance of D-1 permanent for certain securities. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for us for all financial instruments acquired or issued in 2007, and is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”, which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value. Presently servicing rights are recorded at inception at cost, allocated on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective for us beginning January 1, 2007. We have evaluated the impact the adoption of SFAS No. 156 will have on our financial statements, and determined that the impact will not be material since we will not carry our servicing rights at fair value.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. We have determined that the adoption of FIN 48 will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

periods. The liability should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, based on the substantive agreement with the employee. This Issue is effective for us beginning January 1, 2008. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-4 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in process of evaluating the impact upon adoption and do not anticipate that the adoption of Issue 06-5 will have a material impact on our financial statements.

NOTE 2 —	DEFINITIVE AGREEMENT TO ACQUIRE PRAIRIE FINANCIAL CORPORATION

On October 5, 2006, we announced that we had entered into a definitive agreement to acquire Prairie Financial Corporation of Bridgeview, Illinois (“Prairie”). Prairie is a privately held, 15-year-old community bank with five offices in the Chicago Metropolitan Statistical Area. Under the terms of the merger agreement, which has been unanimously approved by our and Prairie’s boards of directors, each share of Prairie stock will be converted into the right to receive 5.914 shares of our common stock and $65.26 in cash. The merger consideration is subject to reduction if Prairie does not make a Section 338(h) election for tax purposes. The merger consideration is equivalent to $220.09 per share of Prairie common stock or $117,200 in total, plus approximately $4,000 to buy out existing options.

The transaction is expected to close early in the second quarter of 2007, subject to Prairie stockholder approval and other customary closing conditions. Based upon financial data for us and Prairie as of December 31, 2006, the combined company will have approximately $3,200,000 in total assets, $2,400,000 in deposits and $2,200,000 in loans.

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

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following provides a reconciliation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2006	2005	2004

Net income (loss)	$19,547	$27,299	$(6,620)
Weighted average shares outstanding — Basic	17,546,260	17,381,682	17,318,299
Stock option adjustment	99,820	54,759	—
Restricted stock adjustment	12,381	31,102	—

Average shares outstanding — Diluted	17,658,461	17,467,543	17,318,299

Earnings per share-Basic	$1.11	$1.57	$(0.38)
Effect of stock options and restricted shares	—	(0.01)	—

Earnings per share — Diluted	$1.11	$1.56	$(0.38)

Options to purchase 180,946 shares, 625,113 shares, and 1,058,281 shares were outstanding at December 31, 2006, 2005 and 2004, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Average shares outstanding were used in calculating both basic and diluted earnings per share for 2006 and 2005. In a loss situation, as was experienced in 2004, the effect of any stock options or restricted stock would be antidilutive. For 2004, the antidilutive amount of the stock options was 63,777 shares and the restricted stock was 17,585 shares.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 4.	SECURITIES

On December 31, 2006 and 2005, all of our securities were available for sale. Amortized cost, market value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of securities were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

December 31, 2006:
U.S. Government agencies	$16,175	$24	$34	$16,165
Mortgage-backed securities	135,885	265	2,520	133,630
Collateralized Mortgage Obligations	322,666	68	9,317	313,417
States & political subdivisions	73,580	2,566	3	76,143
Other securities	74,924	560	121	75,363

Total	$623,230	$3,483	$11,995	$614,718

December 31, 2005:
U.S. Government agencies	$1,149	$—	$30	$1,119
Mortgage -backed securities	169,942	292	3,730	166,504
Collateralized Mortgage Obligations	373,198	—	10,885	362,313
States & political subdivisions	82,415	2,935	96	85,254
Other securities	64,595	1,605	360	65,840

Total	$691,299	$4,832	$15,101	$681,030

The fair value of the securities as of December 31, 2006, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Available for Sale Securities	Fair Value

Due in one year or less	$13,969
Due from one to five years	244,108
Due from five to ten years	261,749
Due after ten years	94,892

Total	$614,718

Securities available for sale realized gains and (losses) are summarized as follows:

	2006	2005	2004

Gross realized gains	$597	$89	$5,635
Gross realized losses	(20)	(1,621)	(1,158)

Total	$577	$(1,532)	$4,477

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Securities with unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government agencies	$10,106	$19	$835	$15	$10,941	$34
Mortgage-backed securities	1,365	4	116,439	2,516	117,804	2,520
Collateralized mortgage obligations	13,793	105	293,903	9,212	307,696	9,317
State & political subdivisions	99	1	143	2	242	3
Other securities	5,038	6	21,212	115	26,250	121

Total	$30,401	$135	$432,532	$11,860	$462,933	$11,995

	Less Than 12 Months		12 Month s or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government agencies	$830	$19	$289	$11	$1,119	$30
Mortgage-backed securities	69,997	1,267	84,899	2,463	154,896	3,730
Collateralized mortgage obligations	83,213	1,381	279,100	9,504	362,313	10,885
State & political subdivisions	605	94	150	2	755	96
Other securities	26,917	331	8,080	29	34,997	360

Total	$181,562	$3,092	$372,518	$12,009	$554,080	$15,101

We do not believe any individual unrealized loss in the securities portfolio represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities are backed by the U.S. government or its agencies or the securities’ public ratings, if available, and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At December 31, 2006, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates.

We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

During the first quarter of 2005, we determined that two securities, with a book value of $21,411, should be treated as other-than-temporarily impaired, which resulted in a loss of $742 for that quarter. These securities were sold in the second quarter of 2005. We also recognized an other-than-temporary impairment on four agency perpetual preferred securities with a book value of $13,168, which resulted in a loss of $455 during the third quarter of 2005.

We have determined that there were no additional other-than-temporary impairments associated with the above securities at December 31, 2006.

At December 31, 2006 and 2005, the carrying value of securities pledged to secure public deposits, trust funds, repurchase agreements and FHLB advances was $332,580 and $435,574, respectively.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 5.	LOANS

A summary of loans as of December 31, follows:

	2006	2005

Commercial
Commercial, industrial and agricultural loans	$568,841	$572,936
Economic development loans and other obligations of state and political subdivisions	7,179	8,422
Lease financing	5,495	5,740

Total commercial	581,515	587,098
Commercial real estate
Commercial mortgages	180,249	180,907
Construction and development	260,314	186,177

Total commercial real estate	440,563	367,084
Residential mortgages	436,309	447,250
Home equity	132,704	135,685
Consumer loans	199,887	213,079

Total loans	1,790,978	1,750,196
Less: unearned income	2	4

Loans, net of unearned income	$1,790,976	$1,750,192

A summary of non-performing loans, including those classified as loans held for sale, as of December 31 follows:

	2006	2005	2004

Nonaccrual	$8,625	$25,013	$17,971
90 days past due	228	40	576

Total non-performing loans	$8,853	$25,053	$18,547

The following table presents data on impaired loans at December 31:

	2006	2005	2004

Impaired loans for which there is a related allowance for loan losses	$338	$17,010	$4,241
Impaired loans for which there is no related allowance for loan losses	2,316	8,109	13,730

Total impaired loans	$2,654	$25,119	$17,971

Allowance for loan losses for impaired loans included in the allowance for loan losses	$233	$4,380	$2,482
Average recorded investment in impaired loans	6,083	24,378	19,224
Interest income recognized from impaired loans	87	338	58
Cash basis interest income recognized from impaired loans	13	134	109

There are no unused commitments available on any impaired loans.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amount of loans serviced by us for the benefit of others is not included in the accompanying consolidated balance sheets. The amount of unpaid principal balances of these loans was $290,284, $309,493, and $304,292 as of December 31, 2006, 2005 and 2004, respectively.

NOTE 6.	RELATED PARTY TRANSACTIONS

Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and us. The activity in these loans during 2006 is as follows:

	2006	2005

Balance as of January 1	$1,233	$3,225
New loans	1,852	1,710
Repayments	(1,108)	(2,209)
Director and officer changes	1,405	(1,493)

Balance as of December 31	$3,382	$1,233

The balance of related party deposits as of December 31	$9,822	$6,797

NOTE 7.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

	2006	2005	2004

Balance at beginning of year	$24,392	$23,794	$25,403
Loans charged to allowance	(25,341)	(6,618)	(4,858)
Recoveries credited to allowance	1,810	1,452	2,319

Net charge-offs	(23,531)	(5,166)	(2,539)
Provision for loan losses	20,294	5,764	1,305
Allowance related to loans sold	—	—	(299)
Reclassification of allowance related to unfunded commitments to other liabilities	—	—	(76)

Balance at end of year	$21,155	$24,392	$23,794

Total charge-offs include the charge-off of a $17,749 lending relationship to one borrower, which consisted of two loans to a charter airline and two to its majority owner.

NOTE 8.	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

	2006	2005

Land	$7,232	$7,232
Buildings and lease improvements	62,876	63,218
Equipment	21,928	23,009
Construction in progress	998	1,790

Total cost	93,034	95,249
Less accumulated depreciation	46,877	45,143

Net premises and equipment	$46,157	$50,106

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Depreciation and amortization expense for 2006, 2005 and 2004 was $4,155, $4,226 and $4,240 respectively.

NOTE 9.	INTANGIBLE ASSETS

	December 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill (Non-amortizing)	$44,491	$—	$44,491	$44,491	$—	$44,491
Core deposits (Amortizing)	17,080	(10,248)	6,832	17,080	(9,315)	7,765

Total intangible assets	$61,571	$(10,248)	$51,323	$61,571	$(9,315)	$52,256

Amortization expense for core deposit intangibles for 2006, 2005 and 2004 was $933, $933 and $1,612, respectively. Core deposit intangibles amortize over varying periods through 2014. Goodwill decreased by $348 in 2005 as a result of the sale of the West Kentucky Insurance subsidiary. There were no valuation impairments for goodwill or core deposit intangibles for 2006 or 2005.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year Ending December 31,

2007	$933
2008	933
2009	933
2010	933
2011	933
Thereafter	2,167

NOTE 10.	MORTGAGE SERVICING RIGHTS

A summary of capitalized MSRs at December 31, which are included in other assets follows:

	2006	2005	2004

Balance at beginning of year	$2,588	$2,806	$2,744
Amount capitalized	230	573	751
Amount amortized	(813)	(791)	(689)
Change in valuation allowance	—	—	—

Balance at end of year	$2,005	$2,588	$2,806

Fair Market Value	$3,213	$3,590	$3,154

An increase in prepayment speeds of 10% and 20% may result in a decline in fair value of $85 and $165 respectively. The effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities. There was no valuation reserve at December 31, 2006 or 2005.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 11.	DEPOSITS

As of December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$674,755
2008	165,539
2009	40,010
2010	11,903
2011 and thereafter	14,514

Total	$906,721

We had $128,793 in brokered deposits at December 31, 2006 and $72,564 at December 31, 2005.

NOTE 12.	INCOME TAXES

The components of income tax expense for the three years ended December 31 are as follows:

	2006	2005	2004

Federal:
Current	$5,874	$1,205	$(2,988)
Deferred	(3,227)	6,261	(9,879)

Total	2,647	7,466	(12,867)

State:
Current	$—	$781	$1,389
Deferred	(232)	(368)	(3,313)

Total	(232)	413	(1,924)

Total income taxes (benefit)	$2,415	$7,879	$(14,791)

The portion of the tax provision relating to net realized securities gains or losses amounted to $234, $(621) and $1,814 for 2006, 2005 and 2004, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

	2006	2005	2004

Federal income tax computed at the statutory rates	$7,687	$12,313	$(7,494)
Adjusted for effects of:
Tax exempt interest	(1,475)	(1,761)	(1,939)
Nondeductible expenses	241	221	321
Low income housing credit	(2,389)	(2,510)	(2,625)
Cash surrender value of life insurance policies	(758)	(822)	(542)
Dividend received deduction	(215)	(215)	(253)
State taxes, net of Federal benefit	(151)	807	(1,251)
Other differences	(525)	(154)	(1,008)

Total income taxes	$2,415	$7,879	$(14,791)

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of principal temporary differences are shown in the following table:

	December 31,
	2006	2005

Adjustment to initially apply SFAS No. 158	$512	$—
Allowance for loan losses	14,012	9,004
Alternative minimum tax credit carryforward	2,994	3,545
Low income housing tax credit carryforward	9,544	9,473
Net operating loss carryforward	2,141	2,387
Unrealized loss on securities available for sale	3,433	4,154
Other, net	1,109	1,919

Total deferred tax assets	33,745	30,482
Direct financing and leveraged leases	(4,661)	(5,228)
Fair value adjustments from acquisitions	(552)	(648)
FHLB dividend	(1,518)	(1,582)
Goodwill and core deposit intangibles	(1,025)	(455)
Mortgage servicing rights	(743)	(959)
Partnership income	(1,609)	(1,148)
Premises and equipment	(4,557)	(4,634)

Total deferred tax liabilities	(14,665)	(14,654)

Net deferred tax asset	$19,080	$15,828

At December 31, 2006, we had state net operating loss carryforwards of $38,277 which begin to expire in 2022. Our low income housing tax credit carryforwards also begin to expire in 2022. Our alternative minimum tax credit carryforwards do not have an expiration date.

We have determined that no valuation allowance is required with respect to the deferred tax assets.

NOTE 13.	SHORT-TERM BORROWINGS

Information concerning short-term borrowings at December 31 were as follows:

	2006	2005

Federal funds purchased	$45,700	$44,400
Securities sold under agreements to repurchase	131,818	117,263
Short-term Federal Home Loan Bank advances	40,000	40,000

Total short-term borrowed funds	$217,518	$201,66

A summary of selected data related to short-term borrowed funds follows:
Average amount outstanding	$178,976	$167,443
Maximum amount at any month-end	217,518	227,889
Weighted average interest rate:
During year	4.79%	3.51%
End of year	5.03%	3.78%

At December 31, 2006, we had $364,300 available from unused federal funds purchased lines. In addition, we have an unsecured line of credit available which permits it to borrow up to $15,000. At December 31, 2006, $15,000

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

remained available for future use. At December 31, 2006, we were in compliance with all debt covenants associated with short-term borrowings with the exception of one, for which a waiver has been obtained.

NOTE 14.	LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2006	2005

Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 2.64% and 2.26% as of December 31, 2006 and 2005, respectively)	$102,500	$215,000
Amortizing and other advances (weighted average rate of 5.55% and 5.74% as of December 31, 2006 and 2005, respectively)	3,079	4,931
Total FHLB Advances	105,579	219,931
Securities sold under repurchase agreements with maturities at various dates through 2008 (weighted average fixed rate of 2.78% and 3.85% as of December 31, 2006 and 2005, respectively)	75,000	160,000
Notes payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	5,817	6,731
Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000
Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000
Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011	18,557	18,557
Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable effective June 26, 2008	35,568	35,568

Total long-term borrowings	$254,521	$454,787

Aggregate maturities required on long-term borrowings at December 31, 2006 are due in future years as follows:

2007	$113,957
2008	67,301
2009	2,029
2010	1,246
2011	1,322
Thereafter	68,666

Total principal payments	$254,521

During the first quarter of 2004, we prepaid $467,000 in long-term FHLB fixed rate advances with an average yield of 6.16% and a remaining average life of about 4 years. We also entered into $294,000 of new long-term advances during the first quarter of 2004 as part of the balance sheet restructuring, with an average life of 2.6 years. As a result of the prepayment of long-term FHLB advances, we incurred debt prepayment expenses of $56,998 in 2004.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Included in long-term borrowings is $75,000 of national market repurchase agreements with original maturity dates of greater than one year. We borrow these funds under a master repurchase agreement. We must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, our repurchase agreement counterparty had an option to put the collateral back to us at the repurchase price on a specified date.

Also included in long-term borrowings are $105,579 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. We must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At December 31, 2006, we had an adequate amount of mortgage-backed securities and mortgage loans to satisfy the collateral requirements associated with these borrowings. At December 31, 2006, the amount of the mortgage loans pledged as collateral totaled $310,817.

In June 2003, we issued $34,500 of floating rate capital securities with a variable interest rate of 3.10% plus 3-month LIBOR. Issuance costs of $1,045 were paid by us and are being amortized over the life of the securities. The securities mature in 2033. We have the right to call these securities at par effective June 25, 2008.

In July 2001, we issued $18,000 of floating rate capital securities with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semi-annually. The issue matures on July 25, 2031. Issuance costs of $581 were paid by us and are being amortized over the life of the securities. We have the right to call these securities at par effective July 25, 2011.

The principal assets of each trust subsidiary are our subordinated debentures. The subordinated debentures bear interest at the same rate as the related trust preferred securities and mature on the same dates. Our obligations with respect to the trust preferred securities constitute a full and unconditional guarantee by us of the trusts’ obligations with respect to the securities.

Subject to certain exceptions and limitations, we may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent us from declaring or paying cash distributions on our common stock or debt securities that rank junior to the subordinated debenture.

At December 31, 2006, we were in compliance with all debt covenants associated with our long-term borrowings.

NOTE 15.	SHAREHOLDERS’ EQUITY

Each share of our common stock has a stock purchase right attached. Each right entitles shareholders to buy one one-hundredth of a share of preferred stock at a purchase price of $75.

The rights generally will be exercisable only if a person or group acquires 15% or more of our common stock or commences a tender or exchange offer which, upon consummation, would result in a person or group owning 15% or more of our common stock. In such event, each right not owned by such person or group will entitle its holder to purchase at the then current purchase price, shares of common stock (or their equivalent) having a value of twice the purchase price. Under certain circumstances, the rights are exchangeable for shares or are redeemable at a price of one cent per right. The rights will expire on July  18, 2011.

On September 15, 2004, we executed an amendment to the rights agreement. The amendment amended the rights agreement to eliminate the continuing director or so-called “dead-hand” provisions. Previously, these provisions prevented us from taking certain actions under the rights agreement (such as amending the rights agreement or, in some cases, redeeming the rights) without approval from a majority of the “continuing directors.” “Continuing director” was defined generally to mean any director of ours who was not an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as those terms are defined in the rights agreement) and who either (1) was a director on July 18, 2001, or (2) subsequently became a director and whose nomination for election or

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

election was recommended or approved by a majority of the continuing directors then serving on the Board of Directors. As a result of the amendment, actions which previously required approval by a majority of the continuing directors now instead require approval solely by our Board of Directors.

NOTE 16.	REGULATORY MATTERS

Integra Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank of St. Louis based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2006, the net reserve requirement totaled $7,866. The Bank was in compliance with all cash reserve requirements as of December 31, 2006.

We and Integra Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2006, we and Integra Bank met all capital adequacy requirements to which we were subject.

As of December 31, 2006, the most recent notification from the federal and state regulatory agencies categorized Integra Bank as well capitalized. Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the categorization of Integra Bank.

The amount of dividends which our subsidiaries may pay is governed by applicable laws and regulations. For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above. As of December 31, 2006, Integra Bank has $29,570 of retained earnings available for distribution in the form of dividends to the holding company without prior regulatory approval.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and Integra Bank:

					Minimum
			Minimum Ratios for Capital		Capital Ratios
	Actual		Adequacy Purposes		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total Capital (to Risk Weighted Assets)
Consolidated	$258,313	12.51%	$165,171	8.00%	N/A	N/A
Integra Bank	245,337	11.91%	164,755	8.00%	205,944	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$223,053	10.80%	$82,586	4.00%	N/A	N/A
Integra Bank	224,077	10.88%	82,378	4.00%	123,567	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$223,053	8.42%	$105,901	4.00%	N/A	N/A
Integra Bank	224,077	8.49%	105,610	4.00%	132,012	5.00%
As of December 31, 2005
Total Capital (to Risk Weighted Assets)
Consolidated	$261,831	13.15%	$159,334	8.00%	N/A	N/A
Integra Bank	251,636	12.66%	158,992	8.00%	198,740	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$223,343	11.21%	$79,667	4.00%	N/A	N/A
Integra Bank	227,148	11.43%	79,496	4.00%	119,244	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$223,343	8.33%	$107,191	4.00%	N/A	N/A
Integra Bank	227,148	8.56%	106,104	4.00%	132,630	5.00%

NOTE 17.	STOCK OPTION PLAN AND AWARDS

Our 2003 Stock Option and Incentive Plan currently reserves shares of common stock for issuance as incentive awards for our directors and key employees. Awards may be incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. Our 1999 Stock Option and Incentive Plan provided for incentive stock options and non-qualified stock options. All options granted under the current plans or any predecessor are required to be exercised within ten years of the date granted. The exercise price of options granted under the plans cannot be less than the market value of the common stock on the date of grant. At December 31, 2006, there were 115,779 shares available for the granting of additional awards under these plans.

In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At December 31, 2006, all 31,500 options remained outstanding.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the options granted under the plans as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	1,320,553	$21.44	1,227,652	$21.10	1,086,377	$21.20
Options granted	259,106	23.17	300,154	21.67	304,772	20.45
Options exercised	(291,999)	20.57	(71,723)	18.10	(38,648)	18.82
Options forfeited or expired	(21,149)	26.34	(135,530)	20.70	(124,849)	21.07

Options outstanding, end of year	1,266,511	$21.91	1,320,553	$21.44	1,227,652	$21.10

Options exercisable	1,016,322		1,320,553		584,038

In December 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options awarded to recipients under the plans effective December 19, 2005. The decision to accelerate the vesting was made primarily to reduce non-cash compensation expense that we would have recorded in our income statement in future periods upon the adoption of SFAS No. 123(R) in January 2006. These options were previously awarded to executive officers and employees. All other terms and conditions applicable to such options, including the exercise prices and exercise periods, remained unchanged.

As a result of this action, options to purchase up to 541,941 shares of common stock became exercisable immediately. Without the acceleration, the options would have vested on dates ranging from January 21, 2006 to August 17, 2007.

Since we accounted for our stock options prior to 2006 in accordance with APB Opinion No. 25, the eliminated future compensation expense related to the affected options is included as increased compensation expense of $1,222 and is included in Note 1 as a pro-forma disclosure. Under the intrinsic value provision of APB Opinion No. 25, we expensed $20 as a result of this acceleration. Based on our closing stock price on the date the accelerated vesting took place, 47% of the total options immediately vested had prices below the closing market price, resulting in the $20 of compensation expense.

As of December 31, 2006, there was $703 of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.5 years.

During 2006, 291,999 stock options with an intrinsic value of $1,155 were exercised. We received $6,005 for these exercises and approximately $416 of tax benefit was realized.

The following table summarizes information about stock options that were outstanding at December 31, 2006:

				Weighted Average		Weighted
		Weighted Average	Aggregate	Remaining		Average	Aggregate
	Number	Exercise	Intrinsic	Contractual Life	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	Price	Value	(In years)	Exercisable	Price	Value

$17.00 - 20.00	283,232	$18.28	$2,616	6.1	283,232	$18.28	$2,616
20.01 - 23.50	824,383	21.92	4,621	7.4	598,194	21.56	3,563
23.51 - 26.50	117,200	25.72	211	4.2	93,200	25.56	183
26.51 - 38.00	41,696	35.79	N/A	1.3	41,696	35.79	N/A

	1,266,511	$21.91	$7,448	6.6	1,016,322	$21.60	$6,362

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted average remaining contractual life on the exercisable options shown in the table above is 5.9 years.

The 2003 plan also permits the award of up to 300,000 shares of restricted stock. Prior to 2003, we made awards of restricted stock outside of any plan. The shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. A summary of the status of the restricted stock granted by us as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below:

	2006	2005	2004
	Shares	Shares	Shares

Restricted shares outstanding, beginning of year	42,061	38,100	23,748
Shares granted	42,162	25,387	27,326
Shares vested	(18,675)	(14,260)	(11,222)
Shares forfeited	(2,683)	(7,166)	(1,752)

Restricted shares outstanding, end of year	62,865	42,061	38,100

Weighted-average fair value per share at date of grant	$23.18	$21.39	$20.35
Compensation expense (in thousands)	377	352	239

We adopted SFAS No. 123(R) on January 1, 2006 using the prospective application method. Consistent with the provisions of SFAS No. 123, we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. To comply with the provisions of SFAS 123(R), we reclassified the deferred compensation balance for grants issued prior to 2006 under APB 25 to additional paid-in capital on the consolidated balance sheet. As of December 31, 2006, there was $262 of unamortized restricted stock compensation related to nonvested restricted stock grants awarded prior to 2006. Of this unamortized expense, $208, and $54 are expected to be expensed in 2007, and 2008, respectively. For restricted stock awards granted prior to the adoption of SFAS 123(R), we will continue to recognize compensation expense over the full vesting period. As of December 31, 2006, there was $432 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS 123(R). The cost is expected to be recognized over a weighted-average period of 2.5 years.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of our financial instruments at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$69,398	$69,398	$62,755	$62,755
Loans held for sale	1,764	1,764	522	522
Securities available for sale	614,718	614,718	681,030	681,030
Regulatory stock	24,410	24,410	33,102	33,102
Loans-net of allowance	1,769,821	1,853,425	1,725,800	1,790,512
Accrued interest receivable	15,295	15,295	13,376	13,376
Interest rate swap agreements	$747	$747	$147	$147
Financial Liabilities:
Deposits	$1,953,852	$1,956,879	$1,808,503	$1,805,446
Short-term borrowings	217,518	217,702	201,663	201,469
Long-term borrowings	254,521	262,280	454,787	459,498
Accrued interest payable	10,176	10,176	7,811	7,811
Interest rate swap agreements	$396	$396	$(571)	$(571)

The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent fair values of all assets and liabilities of ours and, thus, should not be interpreted to represent a market or liquidation value for us.

CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments include cash and due from banks, interest-bearing deposits in banks, short-term money market investments, and federal funds sold. For cash and other short-term investments, the carrying amount is a reasonable estimate of fair value.

LOANS HELD FOR SALE

The fair values are based on quoted market prices of similar instruments.

SECURITIES

For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values for nonmarketable equity securities are equal to cost, as there is no readily determinable fair value. The carrying amount of accrued interest receivable approximates fair value. For regulatory stock, carrying value approximates fair value. The carrying value of accrued interest receivable approximates fair value.

LOANS

The fair value of loans is estimated by discounting expected future cash flows using market rates of like maturity. The carrying value of accrued interest receivable approximates fair value.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. All commitments and standby letters of credit reflect current fees and interest rates, making any unrealized gains or losses immaterial.

NOTE 19.	COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

We are committed under various operating leases for premises and equipment. Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,

2007	$2,003
2008	1,668
2009	1,515
2010	1,092
2011	998
Thereafter	7,634

Total	$14,910

Rental expense for these operating leases totaled $1,911, $2,090 and $1,694 in 2006, 2005 and 2004, respectively.

Most of our business activity and that of our subsidiaries is conducted with customers located in the immediate geographic area of their offices. These areas are comprised of Indiana, Illinois, Kentucky, and Ohio. We maintain a

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

diversified loan portfolio which contains no concentration of credit risk from borrowers engaged in the same or similar industries exceeding 10% of total loans.

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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2006, follows:

				Ranges of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitment	Commitment	Commitment	Commitments

Commitments to extend credit	$533,688	$36,733	$570,421	3.75% - 21.00%
Standby letters of credit	15,259	2,276	17,535	0.00% - 9.00%

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

Standby letters of credit, both financial and performance, are written conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We also have $2,380 of additional non-reimbursable standby letters of credit.

We and our subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of us and our subsidiaries.

We previously reported that the Internal Revenue Service, or IRS, has been examining our 2002 federal income tax return, and that we filed an appeal with the IRS Office of Appeals. The IRS Office of Appeals completed their review in December, 2006, which was favorable to us with respect to the mark to market issue.

The case is now subject to review by the staff of the Congressional Joint Committee on Taxation. While the staff can not directly modify the proposed results of the IRS examination, they will comment on those results. Based on those comments, the IRS may change their position. Although the IRS examination will not be final until after the Joint Committee staff completes their review, and assurance cannot be given as to the possible outcome, we believe that our position accords with the law and customary practices in the banking industry.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 20.	INTEREST RATE CONTRACTS

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 6.075% at December 31, 2006. The swap expires on or prior to January 5, 2016, and had a notional amount of $6,695 at December 31, 2006.

During the first quarter of 2003, we entered into interest rate swap contracts with a $75,000 notional amount to convert a portion of our liabilities from fixed rate to variable rate as part of our balance sheet management strategy. A total of $25,000 of this notional amount matured during the first quarter of 2006, while the remaining $50,000 expired during the second quarter.

During the second quarter of 2006, we initiated an interest rate protection program in which we earn fee income, in order to provide our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements, we enter into a variable or fixed rate loan agreement with our customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. We then enter into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer. Since the swaps are structured to offset each other, changes in market values, while recorded through the income statement, have no net earnings impact.

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

NOTE 21.	EMPLOYEE RETIREMENT PLANS

Substantially all employees are eligible to contribute a portion of their pretax salary to a defined contribution plan. We may make contributions to the plan in varying amounts depending on the level of employee contributions. Our expense related to this plan was $1,046, $995 and $1,045 for 2006, 2005 and 2004, respectively.

We also have a benefit plan offering postretirement medical and life benefits. The medical portion of the plan is contributory to the participants, while the life portion is not. We have no plan assets attributable to the plan and fund the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees are provided service for such benefits. Certain employees hired before 1978 who are age 55 with 5 years of service and retire directly from our company are eligible for a medical plan premium reimbursement. Additionally, employees hired after 1977 who retire are able to stay in the medical plan until age 65, paying the same premium rates charged to employees. This generates a liability in that actual health insurance costs typically exceed the premiums paid. We reserve the right to terminate or make changes at any time.

The 2006 health care cost trend rate is projected to be 9.0%. The rate is assumed to decrease incrementally each year until it reaches 5.0% in 2014 and remains at that level thereafter. Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 2006, accumulated postretirement benefit obligation or the annual cost of retiree health plans.

The discount rate is used to determine the present value of future benefit obligations and net periodic pension cost and is determined by matching the expected cash flows of the plan to a yield curve based on long-term, high

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

quality corporate bonds as of the measurement date. The discount rate reflected in the financial statements was 5.50% for 2006, 6.00% for 2005 and 6.25% for 2004.

The following summary reflects the plan’s funded status and the amounts reflected on our financial statements.

Actuarial present values of benefit obligations at December 31 are:

	Postretirement Benefits
	2006	2005

Change in Fair Value of Plan Assets:
Balance at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	160	133
Benefits paid, net of retiree contributions	(160)	(133)

Balance at end of year	$—	$—

Change in Accumulated Projected Benefit Obligation:
Balance at beginning of year	$1,874	$1,972
Service cost	99	113
Interest costs	99	112
Actuarial (gains) losses	335	(190)
Benefits paid, net of retiree contributions	(160)	(133)

Balance at end of year	$2,247	$1,874

Funded status	$(2,247)	$(1,874)
Unrecognized prior service cost	—	233
Unrecognized net actuarial loss	—	895

(Accrued) prepaid benefit cost	$(2,247)	$(746)

Amounts recognized in accumulated other comprehensive income at December 31, 2006, on a pre-tax basis, include prior service cost of $198 and actuarial losses of $1,183.

Components of Net Periodic Pension Cost and Other Amounts Recognized in Net Income:

	Postretirement Benefits
	2006	2005	2004

Service cost — benefits earned during the period	$99	$113	$103
Interest cost on projected benefit obligation	99	113	113
Amortization of prior service costs	34	34	34
Amortization of net (gain) loss	47	63	67

Net periodic cost	$279	$323	$317

The estimated prior service costs and net loss for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2007 are $34 and $64, respectively.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table shows the future benefit payments, net of retiree contributions, which are expected to be paid during the following years:

Year Ending December 31,

2007	$177
2008	158
2009	176
2010	184
2011	199
Thereafter	1,051

NOTE 22.	SEGMENT INFORMATION

We operate one reporting line of business: Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and insurance products and services; and complete personal and corporate trust services. Other includes the operating results of the parent company and its reinsurance subsidiary, as well as eliminations. The reinsurance company does not meet the reporting criteria for a separate segment.

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for the banking and other operating units:

For the Year Ended
December 31, 2006	Banking	Other	Total

Interest income	$158,194	$199	$158,393
Interest expense	70,326	5,761	76,087

Net interest income	87,868	(5,562)	82,306
Provision for loan losses	20,294	—	20,294
Other income	35,553	274	35,827
Other expense	74,662	1,215	75,877

Earnings before income taxes	28,465	(6,503)	21,962

Income taxes (benefit)	4,878	(2,463)	2,415

Net income (loss)	$23,587	$(4,040)	$19,547

Segment assets	$2,672,217	$12,262	$2,684,479

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended
December 31, 2005	Banking	Other	Total

Interest income	$139,997	$182	$140,179
Interest expense	53,016	4,542	57,558

Net interest income	86,981	(4,360)	82,621
Provision for loan losses	5,764	—	5,764
Other income	35,521	357	35,878
Other expense	75,685	1,872	77,557

Earnings before income taxes	41,053	(5,875)	35,178

Income taxes (benefit)	10,030	(2,151)	7,879

Net income (loss)	$31,023	$(3,724)	$27,299

Segment assets	$2,685,870	$22,272	$2,708,142

For the Year Ended
December 31, 2004	Banking	Other	Total

Interest income	$132,157	$214	$132,371
Interest expense	44,630	3,274	47,904

Net interest income	87,527	(3,060)	84,467
Provision for loan losses	1,305	—	1,305
Other income	33,309	298	33,607
Other expense	136,923	1,257	138,180

Earnings before income taxes	(17,392)	(4,019)	(21,411)

Income taxes (benefit)	(13,120)	(1,671)	(14,791)

Net loss	$(4,272)	$(2,348)	$(6,620)

Segment assets	$2,732,901	$24,264	$2,757,165

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 23.	FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent holding company only) follows:

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$8,036	$6,581
Investment in banking subsidiaries	288,334	275,888
Investment in other subsidiaries	798	570
Securities available for sale	1,625	1,625
Other assets	9,198	7,944

TOTAL ASSETS	$307,991	$292,608

LIABILITIES
Long-term borrowings	$68,125	$68,125
Dividends payable	3,025	2,794
Other liabilities	1,367	1,591

Total liabilities	72,517	72,510

SHAREHOLDERS’ EQUITY
Common stock	17,794	17,465
Additional paid-in capital	135,054	127,980
Retained earnings	88,355	80,622
Accumulated other comprehensive income (loss)	(5,729)	(5,969)

Total shareholders’ equity	235,474	220,098

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$307,991	$292,608

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004

Dividends from banking subsidiaries	$12,000	$12,000	$14,000
Other income	161	155	182

Total income	12,161	12,155	14,182
Interest expense	5,783	4,558	3,283
Other expenses	1,138	1,736	1,098

Total expenses	6,921	6,294	4,381

Income before income taxes and equity in undistributed earnings of subsidiaries	5,240	5,861	9,801
Income tax benefit	2,506	2,195	1,701

Income before equity in undistributed earnings of subsidiaries	7,746	8,056	11,502
Equity in undistributed earnings of subsidiaries	11,801	19,243	(18,122)

Net income (loss)	$19,547	$27,299	$(6,620)

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,547	$27,299	$(6,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	154	160	113
Employee benefit expenses	817	373	239
Excess distributions (undistributed) earnings of subsidiaries	(11,801)	(19,243)	18,122
Decrease in deferred taxes	(101)	(84)	(79)
(Increase) decrease in other assets	(1,303)	928	1,304
(Decrease) increase in other liabilities	(224)	424	470

Net cash flows provided by operating activities	7,089	9,857	13,549

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from call of securities	—	1,000	—

Net cash flows provided by investing activities	—	1,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(11,583)	(11,144)	(13,698)
Net decrease in short-term borrowed funds	—	—	(4,000)
Proceeds from long-term borrowings	—	—	4,000
Proceeds from exercise of stock options	5,949	1,298	727

Net cash flows used in financing activities	(5,634)	(9,846)	(12,971)

Net increase in cash and cash equivalents	1,455	1,011	578

Cash and cash equivalents at beginning of year	6,581	5,570	4,992

Cash and cash equivalents at end of year	$8,036	$6,581	$5,570

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15c) as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in timely alerting our management to material information required to be included in this Form 10-K and other Exchange Act filings.

Management’s report on internal control over financial reporting is set forth on page 43 of this report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2006, the Audit Committee of the Board of Directors did not approve the engagement of Crowe Chizek and Company LLC, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes Oxley Act of 2002.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, director nominees and corporate governance principles is incorporated herein by reference from the definitive proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Executive Officers of the Company” at the end of Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the headings “Nominees and Continuing Directors — Director Compensation” and “Compensation of Executive Officers” in the proxy statement for our 2007 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “General Information — Security Ownership of Management and Principal Owners” and “Compensation of Executive Officers — Equity Compensation Plan Information” in the proxy statement for our 2007 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Transactions with Management and Related Persons” in the proxy statement for our 2007 Annual Meeting of Shareholders is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit-Related Matters — Information Concerning Principal Accounting Firm” and “Audit-Related Matter — Pre-Approval Policies and Procedures” in the proxy statement for our 2007 Annual Meeting of Shareholders is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Form 10-K

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2. Schedules

No schedules are included because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Exhibit Index is on page 91.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

INTEGRA BANK CORPORATION

/s/ MICHAEL T. VEA
Michael T. Vea
Chairman of the Board, Chief Executive
Officer and President

Date 3/8/2007

/s/ MARTIN M. ZORN
Martin M. Zorn
Chief Financial Officer; Executive Vice
President Finance and Risk

Date 3/8/2007

/s/ MICHAEL B. CARROLL
Michael B. Carroll
Senior Vice-President, Controller

Date 3/8/2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ SANDRA CLARK BERRY Sandra Clark Berry	Director	3/8/2007

/s/ ROXY M. BAAS Roxy M. Baas	Director	3/8/2007

/s/ H. RAY HOOPS H. Ray Hoops	Director	3/8/2007

/s/ GEORGE D. MARTIN George D. Martin	Director	3/8/2007

/s/ THOMAS W. MILLER Thomas W. Miller	Director	3/8/2007

Date

/s/ RICHARD M. STIVERS Richard M. Stivers	Director	3/8/2007

/s/ ROBERT W. SWAN Robert W. Swan	Director	3/8/2007

/s/ ROBERT D. VANCE Robert D. Vance	Director	3/8/2007

/s/ WILLIAM E. VIETH William E. Vieth	Director	3/8/2007

/s/ DANIEL T. WOLFE Daniel T. Wolfe	Director	3/8/2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(a)(i)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A dated June 12, 1998)
3(a)(ii)	Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)
3(a)(iii)	Articles of Amendment dated July 18, 2001 (incorporated by reference to Exhibit 4(a))
3(b)	By-Laws (incorporated by reference to Exhibit 3(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as amended through February 18, 2004)
4(a)	Rights Agreement, dated July 18, 2001, between Integra Bank Corporation and Integra Bank N.A., as Rights Agent. The Rights Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)
4(b)	Amendment to Rights Agreement dated September 15, 2004, between Integra Bank Corporation and Integra Bank N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-A/A dated September 16, 2004)
10(a)*	Integra Bank Corporation Employees’ 401(K) Plan (2003 Restatement)
10(b)*	1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 24, 1999)
10(c)*	Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)
10(d)*	Amendment to Contract of Employment dated September 20, 2000 between Integra Bank Corporation and Michael T. Vea (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10(e)*	Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)
10(f)*	Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Archie M. Brown, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)
10(g)*	Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Martin M. Zorn (incorporated by reference to Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)
10(h)*	First Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated January 1, 2003
10(i)*	Second Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated March 28, 2005
10(j)*	Third Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated January 1, 2006
10(k)*	2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 20, 2003)
10(l)*	Executive Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003)
10(m)*	Form of Award Agreement for Nonqualified Stock Option Grant under 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10(n)*	Form of Award Agreement for Incentive Stock Option Grant under 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

Exhibit
Number	Description of Exhibit

10(o)*	Form of Award Agreement for Restricted Stock Grant under 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10(p)*	Summary Sheet of 2007 Compensation
10(q)*	Employment Agreement dated March 17, 2004, between Integra Bank Corporation and Michael B. Carroll (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31, 2005)
10(r)*	Employment Agreement dated March 17, 2004, between Integra Bank Corporation and Roger M. Duncan
10(s)	Agreement and Plan of Merger by and among Integra Bank Corporation, PFC Merger Corp and Prairie Financial Corporation dated as of October 5, 2006, as amended (incorporated by reference to Annex A to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4 (Reg. No. 333-140044) filed January 17, 2007)
10(t)	Voting agreement dated as of October 5, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2006)
21	Subsidiaries of the Registrant
23(a)	Consent of PricewaterhouseCoopers LLP
23(b)	Consent of Crowe Chizek and Company LLC
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.