Form 10-K/A
period 2006-12-31
INTEGRA BANK CORP
filed 2007-03-27
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III).

EXPLANATORY NOTE
Integra Bank Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006, for the sole purpose of correcting the typographical error on the date indicated on Exhibit 32, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, a corrected exhibit 32 is included in this filing. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K for the year ended December 31, 2006 is amended by this Amendment No. 1 on Form 10-K/A.

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

3. Exhibits

Exhibit Index is on page 91.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

INTEGRA BANK CORPORATION
/s/ MARTIN M. ZORN Martin M. Zorn Chief Financial Officer; Executive Vice President Finance and Risk	3/26/2007 Date

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(a)(i)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A dated June 12, 1998)
3(a)(ii)	Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)
3(a)(iii)	Articles of Amendment dated July 18, 2001 (incorporated by reference to Exhibit 4(a))
3(b)	By-Laws (incorporated by reference to Exhibit 3(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as amended through February 18, 2004)
4(a)	Rights Agreement, dated July 18, 2001, between Integra Bank Corporation and Integra Bank N.A., as Rights Agent. The Rights Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)
4(b)	Amendment to Rights Agreement dated September 15, 2004, between Integra Bank Corporation and Integra Bank N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-A/A dated September 16, 2004)
10(a)*	Integra Bank Corporation Employees’ 401(K) Plan (2003 Restatement)
10(b)*	1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 24, 1999)
10(c)*	Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)
10(d)*	Amendment to Contract of Employment dated September 20, 2000 between Integra Bank Corporation and Michael T. Vea (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10(e)*	Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)
10(f)*	Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Archie M. Brown, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)
10(g)*	Employment Agreement dated July 28, 2003, between Integra Bank Corporation and Martin M. Zorn (incorporated by reference to Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended September 30, 2003)
10(h)*	First Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated January 1, 2003
10(i)*	Second Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated March 28, 2005
10(j)*	Third Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated January 1, 2006
10(k)*	2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 20, 2003)
10(l)*	Executive Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003)
10(m)*	Form of Award Agreement for Nonqualified Stock Option Grant under 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10(n)*	Form of Award Agreement for Incentive Stock Option Grant under 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

Exhibit
Number	Description of Exhibit

10(o)*	Form of Award Agreement for Restricted Stock Grant under 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10(p)*	Summary Sheet of 2007 Compensation
10(q)*	Employment Agreement dated March 17, 2004, between Integra Bank Corporation and Michael B. Carroll (incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31, 2005)
10(r)*	Employment Agreement dated March 17, 2004, between Integra Bank Corporation and Roger M. Duncan
10(s)	Agreement and Plan of Merger by and among Integra Bank Corporation, PFC Merger Corp and Prairie Financial Corporation dated as of October 5, 2006, as amended (incorporated by reference to Annex A to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4 (Reg. No. 333-140044) filed January 17, 2007)
10(t)	Voting agreement dated as of October 5, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2006)
21	Subsidiaries of the Registrant
23(a)	Consent of PricewaterhouseCoopers LLP
23(b)	Consent of Crowe Chizek and Company LLC
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.