Form 10-Q
period 2007-03-31
INTEGRA BANK CORP
filed 2007-05-09
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2007
(Common stock, $1.00 Stated Value)	20,770,217

INTEGRA BANK CORPORATION
INDEX
PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$58,474	$65,400
Federal funds sold and other short-term investments	3,996	3,998

Total cash and cash equivalents	62,470	69,398
Loans held for sale (at lower of cost or fair value)	1,311	1,764
Securities available for sale	595,988	614,718
Regulatory stock	24,362	24,410
Loans, net of unearned income	1,790,060	1,790,976
Less: Allowance for loan losses	(21,165)	(21,155)

Net loans	1,768,895	1,769,821
Premises and equipment	45,964	46,157
Goodwill	44,491	44,491
Other intangible assets	6,599	6,832
Other assets	106,131	106,888

TOTAL ASSETS	$2,656,211	$2,684,479

LIABILITIES
Deposits:
Non-interest-bearing demand	$250,474	$252,851
Interest-bearing:
Savings, interest checking and money market accounts	795,234	794,280
Time deposits of $100 or more	411,150	372,356
Other interest-bearing	538,870	534,365

Total deposits	1,995,728	1,953,852
Short-term borrowings	208,667	217,518
Long-term borrowings	187,426	254,521
Other liabilities	25,683	23,114

TOTAL LIABILITIES	2,417,504	2,449,005

SHAREHOLDERS’ EQUITY
Preferred stock - 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 17,675,423 and 17,794,289 respectively	17,675	17,794
Additional paid-in capital	132,465	135,054
Retained earnings	92,706	88,355
Accumulated other comprehensive income (loss)	(4,139)	(5,729)

TOTAL SHAREHOLDERS’ EQUITY	238,707	235,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,656,211	$2,684,479

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans:
Taxable	$32,029	$28,630
Tax-exempt	101	101
Interest and dividends on securities:
Taxable	6,246	6,618
Tax-exempt	1,043	1,120
Dividends on regulatory stock	346	406
Interest on loans held for sale	28	31
Interest on federal funds sold and other short-term investments	49	208

Total interest income	39,842	37,114

INTEREST EXPENSE
Interest on deposits	14,684	11,053
Interest on short-term borrowings	2,018	1,760
Interest on long-term borrowings	2,811	4,183

Total interest expense	19,513	16,996

NET INTEREST INCOME	20,329	20,118
Provision for loan losses	735	394

Net interest income after provision for loan losses	19,594	19,724

NON-INTEREST INCOME
Service charges on deposit accounts	4,218	4,055
Other service charges and fees	1,204	1,174
Debit card income-interchange	895	738
Trust income	614	632
Net securities gains (losses)	166	—
Gain on sale of other assets	539	91
Bank-owned life insurance income	414	431
Other	1,165	940

Total non-interest income	9,215	8,061

NON-INTEREST EXPENSE
Salaries and employee benefits	10,765	10,463
Occupancy	2,107	1,997
Equipment	824	845
Professional fees	1,137	720
Communication and transportation	1,171	1,258
Processing	510	444
Software	467	433
Marketing	588	464
Low income housing project losses	617	628
Amortization of intangible assets	233	233
Other	1,748	1,673

Total non-interest expense	20,167	19,158

Income before income taxes	8,642	8,627
Income tax expense	1,286	2,070

NET INCOME	$7,356	$6,557

Earnings per share:
Basic	$0.42	$0.38
Diluted	0.41	0.37
Weighted average shares outstanding:
Basic	17,678	17,434
Diluted	17,786	17,521
Dividends per share	$0.17	$0.16
The accompanying notes are an integral part of these financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$7,356	$6,557

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $1,118 and $(1,293), respectively)	1,683	(1,711)
Reclassification of realized amounts (net of tax of $(67) and $0, respectively)	(99)	—

Net unrealized gain (loss) on securities	1,584	(1,711)

Unrealized gain on derivative hedging instruments arising in period (net of tax of $4 and $0, respectively)	6	—

Net unrealized gain (loss), recognized in other comprehensive income	1,590	(1,711)

Comprehensive income	$8,946	$4,846

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2006	17,794,289	$17,794	$135,054	$88,355	$(5,729)	$235,474

Net income	—	—	—	7,356	—	7,356
Cash dividend declared ($0.17 per share)	—	—	—	(3,005)	—	(3,005)
Repurchase of outstanding shares	(122,450)	(122)	(2,880)			(3,002)
Change, net of tax, in unrealized gain (loss) on:						—
Securities	—	—	—	—	1,584	1,584
Interest rate swaps					6	6
Exercise of stock options	3,000	3	65	—	—	68
Grant of restricted stock, net of forfeitures	584	—	—	—	—	—
Stock-based compensation expense	—	—	226	—	—	226

BALANCE AT MARCH 31, 2007	17,675,423	$17,675	$132,465	$92,706	$(4,139)	$238,707

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,356	$6,557
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,389	1,572
Provision for loan losses	735	394
Net securities (gains) losses	(166)	—
(Gain) loss on sale of premises and equipment	—	(92)
Gain on sale of other real estate owned	3	1
Gain on sale of other assets	12	—
Gain on sale of mortgage servicing rights	(555)	—
Loss on low-income housing investments	617	628
Increase (decrease) in deferred taxes	(43)	—
Net gain on sale of loans held for sale	(159)	(108)
Proceeds from sale of loans held for sale	11,459	10,442
Origination of loans held for sale	(10,847)	(11,435)
Change in other operating	2,754	(1,126)

Net cash flows provided by operating activities	12,555	6,833

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	27,474	29,685
Purchase of securities available for sale	(6,000)	(22,656)
(Increase) decrease in loans made to customers	(164)	1,981
Purchase of premises and equipment	(806)	(313)
Proceeds from sale of premises and equipment	—	119
Proceeds from sale of other real estate owned	42	129

Net cash flows provided by investing activities	20,546	8,945

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	41,876	147,424
Excess income tax benefit from employee stock-based awards	4	—
Net increase (decrease) in short-term borrowed funds	(8,851)	(53,432)
Proceeds from long-term borrowings	36,000	—
Repayment of long-term borrowings	(103,095)	(103,085)
Repurchase of common stock	(3,002)	—
Dividends paid	(3,025)	(2,794)
Proceeds from exercise of stock options	64	447

Net cash flows used in financing activities	(40,029)	(11,440)

Net increase (decrease) in cash and cash equivalents	(6,928)	4,338

Cash and cash equivalents at beginning of year	69,398	62,755

Cash and cash equivalents at end of period	$62,470	$67,093

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain)/loss on securities available for sale	$(2,583)	$3,193
Change in deferred taxes attributable to securities available for sale	1,050	(1,293)
Change in fair value of derivative hedging instruments	6	—
Other real estate acquired in settlement of loans	355	172
Dividends declared and not paid	3,005	2,798
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and our subsidiaries. At March 31, 2007, our subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and two statutory business trusts, which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC.
Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
RECENT ACCOUNTING PRONOUNCEMENTS:
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. In October 2006, the FASB issued an exposure draft, which would reverse this and make the guidance of D-1 permanent for certain securities. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for us for all financial instruments acquired or issued in 2007, and has not had an impact on our consolidated financial position or results of operations.
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value. Presently servicing rights are recorded at inception at cost, allocated on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement was effective for us beginning January 1, 2007. The adoption of SFAS No. 156 has not had a material impact on our financial statements since we sold our mortgage servicing portfolio during the first quarter of 2007, and is not expected to have a material impact in 2007, since we plan to sell substantially all of our new originations on a servicing released basis.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for us beginning on January 1, 2007, and did not impact on our financial statements. We have no material unrecognized tax benefits and do not anticipate any increase in unrecognized benefits for the remainder of 2007 relative to any tax positions taken prior to January 1, 2007. We file a consolidated U.S. federal income tax return with our subsidiaries and returns in the state of Indiana and other states in conformity with those states filing status requirements. These returns are subject to examination by taxing authorities for all years after 2002.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair value option provided by this statement may be applied on an instrument by instrument basis, is irrevocable and may be applied only to entire instruments and not portions of instruments. This statement is effective for us beginning in 2008.
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
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue was effective for us beginning on January 1, 2007, and did not have a material impact on our financial statements.
STOCK-BASED COMPENSATION:
Our 2003 Stock Option and Incentive Plan reserves shares of common stock for issuance as incentive awards to our directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. All shares issued upon exercise of options and all issued restricted shares are newly issued under these Plans. Our 1999 Stock Option and Incentive Plan provided for incentive stock options and non-qualified stock options. All options granted under the current plans or any predecessor (the “Plans”) are required to be exercised within ten years of the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Under the Plans, at March 31, 2007, there were 110,910 shares available for the granting of additional awards.
In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At March 31, 2007, all 31,500 options remained outstanding.

The weighted average fair value of each stock option was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized in computing 2007 and 2006 fair values:

	2007	2006
Number of options granted	8,000	259,106
Stock price	$25.62	$23.17
Risk-free interest rate	4.78%	4.99%
Expected life, in years	6	6
Expected volatility	22.65%	24.49%
Expected dividend yield	2.70%	2.80%
Estimated fair value per option	$5.91	$5.65
On January 1, 2006, we adopted SFAS 123(R). The revised standard eliminated the intrinsic value method of accounting required under APB 25. We adopted SFAS 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under this method, compensation expense for all share-based awards granted in or after 2006 is based on the grant date fair value of the stock grants less estimated forfeitures. The amortized stock option and restricted stock expense is included in the statement of changes in shareholders’ equity as stock based compensation expense.
We typically consider granting awards under the Plans to current employees annually during the second quarter. A summary of the status of the options granted under the Plans for the three months ended March 31, 2007, is presented below:

	March 31, 2007
		Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 2006	1,266,511	$21.91
Options granted	8,000	25.62
Options exercised	(3,000)	21.25
Options forfeited/expired	(3,715)	22.88

Options outstanding at March 31, 2007	1,267,796	$21.93

Options exercisable at March 31, 2007	1,013,322
During the three months ended March 31, 2007, 3,000 stock options with an intrinsic value of $11 were exercised. We received $64 for these exercises and approximately $4 of tax benefit was realized.
The following table summarizes information about options granted under the Plans that were outstanding at March 31, 2007:

				Weighted Average
Range of		Weighted Average	Aggregate	Remaining		Weighted Average	Aggregate
Exercise	Number	Exercise	Intrinsic	Contractual Life	Number	Exercise	Intrinsic
Price	Outstanding	Price	Value	(in years)	Exercisable	Price	Value
$17.00 - 20.00	283,232	$18.28	$1,135	5.8	283,232	$18.28	$1,135
20.01 - 23.50	817,668	21.91	545	7.2	595,194	21.57	543
23.51 - 27.00	125,200	25.71	N/A	4.3	93,200	25.56	N/A
27.01 - 38.00	41,696	35.79	N/A	1.1	41,696	35.79	N/A

	1,267,796	$21.93	$1,680	6.4	1,013,322	$21.60	$1,678

The weighted average remaining contractual life on the exercisable options shown in the table above is 5.7 years.

The 2003 Plan permits the award of up to 300,000 shares of restricted stock. The majority of shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. There were no restricted shares granted, vested or forfeited during the three months ended March 31, 2006. A summary of restricted shares that were granted, vested or forfeited during the three months ended March 31, 2007, follows below:

March 31,
2007
Shares

Restricted shares outstanding, December 31, 2006	62,865
Shares granted	2,000
Shares vested	—
Shares forfeited	(1,416)

Restricted shares outstanding, March 31, 2007	63,449

Weighted average fair value per share at grant date	$25.82
Consistent with the provisions of SFAS No. 123(R), we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within shareholders’ equity for unvested restricted stock. As of March 31, 2007, there was $182 of unamortized restricted stock compensation related to outstanding restricted stock awards prior to 2006. Of this unamortized expense, $130, and $52 are expected to be expensed in 2007 and 2008, respectively. For restricted stock awards granted prior to the adoptions of SFAS 123(R), we recognize compensation expense over the full vesting period. As of March 31, 2007, there was $396 of total unrecognized compensation cost related to the unvested restricted stock granted after the adoption of SFAS 123(R). The cost is expected to be recognized over a weighted-average period of 2.5 years. Compensation expense for restricted stock for the three months ended March 31, 2007, was $108 compared to $72 for the three months ended March 31, 2006.
On April 18, 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan. After that date, we will not make any additional awards under the Integra Bank Corporation 2003 Stock Option and Incentive Plan or the Integra Bank Corporation 1999 Stock Option and Incentive Plan.
The 2007 Equity Incentive Plan reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights. All options granted under this plan or any predecessor plan have a termination period of ten years from the date granted. The exercise price of options granted under the plan cannot be less than the market value of the common stock on the date of grant.
NOTE 2. ACQUISITION OF PRAIRIE FINANCIAL CORPORATION
On April 9, 2007, we completed the acquisition of Prairie Financial Corporation, a privately-held 15 year old community bank with five offices in the Chicago metropolitan area. Prairie common stockholders received merger consideration of $65.26 in cash and 5.914 shares of Integra common stock for each share of Prairie common stock. Prairie’s banking subsidiary, Prairie Bank & Trust Co., merged into Integra’s banking subsidiary, Integra Bank N.A., as part of the transaction.
The total purchase price, based on the price of our stock on October 4, 2006, the date the purchase price was agreed to, was $117,196. After the close of the transaction, we had approximately $3,200,000 in total assets, $2,500,000 in deposits and $2,200,000 in loans. Goodwill of approximately $75,000 was recorded, as were core deposit and other intangible assets of approximately $6,000. We are still in the process of obtaining and finalizing our third party valuations of the core deposit and customer relationship assets and finalizing adjustments to recorded goodwill; therefore, these amounts are subject to change.

NOTE 3. EARNINGS PER SHARE
The calculation of earnings per share is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006

Net income	$7,356	$6,557

Weighted average shares outstanding — Basic	17,678,483	17,433,963
Incremental shares related to stock compensation	107,137	86,779

Average shares outstanding — Diluted	17,785,620	17,520,742

Earnings per share — Basic	$0.42	$0.38
Effect of incremental shares related to stock compensation	0.01	0.01

Earnings per share — Diluted	$0.41	$0.37

On March 31, 2007, there were vested options outstanding to purchase 1,044,822 shares of our common stock. The calculations in the table above exclude options that could potentially dilute basic earnings per share in the future, but were antidilutive for the periods presented. The number of such options excluded was 187,946 for three months ended March 31, 2007. The number of such options was 332,209 for the three months ended March 31, 2006.
NOTE 4. SECURITIES
All investment securities are held as available for sale. Amortized cost and market value of securities classified as available for sale as of March 31, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2007:
U.S. Government agencies	$16,175	$14	$29	$16,160
Mortgage-backed securities	129,958	273	1,864	128,367
Collateralized Mortgage Obligations	307,658	64	7,406	300,316
States & political subdivisions	71,144	2,270	3	73,411
Other securities	76,983	863	112	77,734

Total	$601,918	$3,484	$9,414	$595,988

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:
U.S. Government agencies	$16,175	$24	$34	$16,165
Mortgage-backed securities	135,885	265	2,520	133,630
Collateralized Mortgage Obligations	322,666	68	9,317	313,417
States & political subdivisions	73,580	2,566	3	76,143
Other securities	74,924	560	121	75,363

Total	$623,230	$3,483	$11,995	$614,718

The following table provides the unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2007:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
March 31, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agencies	$50	$—	$10,821	$29	$10,871	$29
Mortgage-backed securities	625	5	112,880	1,859	113,505	1,864
Collateralized mortgage obligations	1,957	2	292,908	7,404	294,865	7,406
State & political subdivisions	93	2	141	1	234	3
Other securities	—	—	10,405	112	10,405	112

Total	$2,725	$9	$427,155	$9,405	$429,880	$9,414

We do not believe any individual unrealized loss represents other-than-temporary impairment. Factors considered in evaluating the securities included whether the securities were backed by the U.S. government or its agencies or were publicly rated and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At March 31, 2007, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates. The average duration of our securities portfolio was 2.9 years at March 31, 2007.
NOTE 5. INCOME TAXES
The components of income tax expense (benefit) for the three months ended March 31, 2007 and 2006, is as follows:

	Three Months Ended
	March 31,
	2007	2006

Federal income tax computed at the statutory rates	$3,025	$3,019
Adjusted for effects of:
Tax refunds	(886)	—
Tax exempt interest	(351)	(381)
Nondeductible expenses	60	54
Low income housing credit	(545)	(609)
Cash surrender value of life insurance policies	(145)	(151)
Dividend received deduction	(51)	(54)
State taxes, net of federal tax benefit	50	66
Other differences	129	126

Total income taxes	$1,286	$2,070

During the first quarter, we received notification from the Internal Revenue Service (IRS) that the Congressional Joint Committee on Taxation had completed their review of the results of the audit of us prepared by the IRS Office of Appeals, agreeing with their conclusions. At that point, it became more likely than not that we would receive the refunds related to affirmative adjustments requested during the audit, as well as interest income on the refunds related to those adjustments. We recorded total refunds of $886 and related interest income of $152.

NOTE 6. SHORT-TERM BORROWINGS
Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, FHLB advances with maturities less than one year and other short-term borrowings. We currently have an unsecured revolving line of credit for $15,000 with the entire amount available at March 31, 2007.

	March 31,	December 31,
	2007	2006
Federal funds purchased	$24,000	$45,700
Securities sold under agreements to repurchase	119,667	131,818
Short-term Federal Home Loan Bank advances	65,000	40,000

Total short-term borrowed funds	$208,667	$217,518

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure FHLB advances. At March 31, 2007, we had sufficient collateral pledged to satisfy the FHLB’s requirements.
NOTE 7. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	March 31,	December 31,
	2007	2006
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 5.35% and 2.64% as of March 31, 2007 and December 31, 2006, respectively)	$36,000	$102,500
Amortizing and other advances (weighted average rate of 5.49% and 5.55% as of March 31, 2007 and December 31, 2006, respectively)	2,722	3,079

Total FHLB Advances	38,722	105,579

Securities sold under repurchase agreements with maturities at various dates through 2008 (weighted average fixed rate of 2.78% as of March 31, 2007 and December 31, 2006)	75,000	75,000

Notes payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	5,579	5,817

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011 at par	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable effective June 26, 2008 at par	35,568	35,568

Total long-term borrowings	$187,426	$254,521

The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, with the payment of a call premium, which is based on a percentage of the outstanding principal balance. The calls are effective annually beginning on July 25, 2007 at premiums of 6.15% at July 25, 2007, 4.6125% at July 25, 2008, 3.075% at July 25, 2009 and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $469 at March 31, 2007.
The floating rate capital securities callable at par on June 26, 2008 and quarterly thereafter may be called prior to that date at a premium of 7.5% of the outstanding principal balance. Unamortized organizational costs for these securities were $914 at March 31, 2007.
NOTE 8. COMMITMENTS AND CONTINGENCIES
We are party to legal actions that arise in the normal course of our business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on our financial position or on the results of our operations.

In the normal course of business, there are additional outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. We use the same credit policies in making commitments and conditional obligations as we do for other instruments.
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	March 31,	December 31,
	2007	2006
Commitments to extend credit	$622,980	$570,421

Standby letters of credit	16,741	17,535

Non-reimbursable standby letters of credit	2,260	2,380
NOTE 9. INTEREST RATE CONTRACTS
During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 6.06% at March 31, 2007. The swap expires on or prior to January 5, 2016, and had a notional amount of $6,410 at March 31, 2007.
During the second quarter of 2006, we initiated an interest rate protection program in which we earn fee income, in order to provide our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements, we enter into a variable or fixed rate loan agreement with our customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. We then enter into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no net earnings impact.
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
NOTE 10. SEGMENT INFORMATION
We operate one reporting line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate cash management services; brokerage and insurance products and services; and complete personal and corporate trust services. Other includes the operating results of our Parent Company and its reinsurance subsidiary, as well as eliminations. The reinsurance subsidiary does not meet the reporting criteria for a separate segment.

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for Banking and other operating units.

For three months ended March 31, 2007	Banking	Other	Total
Interest income	$39,790	$52	$39,842
Interest expense	18,042	1,471	19,513

Net interest income (loss)	21,748	(1,419)	20,329
Provision for loan losses	735	—	735
Other income	9,081	134	9,215
Other expense	19,906	261	20,167

Earnings before income taxes	10,188	(1,546)	8,642

Income tax expense (benefit)	1,877	(591)	1,286

Net income	$8,311	$(955)	$7,356

Segment assets	$2,648,541	$7,670	$2,656,211

For three months ended March 31, 2006	Banking	Other	Total
Interest income	$37,069	$45	$37,114
Interest expense	15,666	1,330	16,996

Net interest income (loss)	21,403	(1,285)	20,118
Provision for loan losses	394	—	394
Other income	7,953	108	8,061
Other expense	18,833	325	19,158

Earnings before income taxes	10,129	(1,502)	8,627

Income tax expense (benefit)	2,643	(573)	2,070

Net income	$7,486	$(929)	$6,557

Segment assets	$2,675,770	$23,436	$2,699,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The discussion and analysis which follows is presented to assist in the understanding and evaluation of our financial condition and results of operations, as presented in the preceding consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics. All amounts presented are in thousands, except for share and per share data and ratios.
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
OVERVIEW
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document.
Our management team has developed and our Board of Directors has approved a three-year plan that will end in 2009. Our goal is to achieve earnings growth and total shareholder return in the first quartile of our Midwest peer group. The key components of our plan are to continue to:
•	Add new customers and do more with them as we continue our growth initiatives;

•	Improve our net interest income by growing commercial loans and lower cost deposits, while allowing our residential mortgage and indirect marine and recreational vehicle loans to amortize;

•	Increase our presence in faster growing metro markets by recruiting successful and experienced lending and product teams and executing selective acquisitions;

•
Improve operating leverage (grow revenue faster than expenses) by reducing expenses in lower growth and lower profitability lines of business and by investing in higher growth and higher return lines of business; and

•	Allocate capital to the most profitable uses to increase total shareholder returns, and return excess capital to shareholders through dividends and stock repurchases.
First quarter net income was $7,356, an increase of $799, or 12.2%, over first quarter 2006 net income of $6,557. Earnings per diluted share were $.41 and $.37 for the first quarters of 2007 and 2006, respectively.
Return on assets and return on equity were 1.12% and 12.62%, respectively, for the first quarter of 2007, compared to 0.98% and 11.96% for the first quarter of 2006.
The first quarter of 2007 was highlighted by the following items:
•
The net interest margin improved 14 basis points to 3.48%. The increase in the net interest margin from the first quarter of 2006 included an increase in the yield on earning assets of 65 basis points, compared to a 58 basis point increase in the cost of interest bearing liabilities, largely due to continued improvement in our earning asset mix. The yield on average loan balances increased 65 basis points to 7.25%. This contributed to a $211 increase in net interest income.

•
Our earning asset mix continued to improve, driven by commercial loan growth. Commercial loan average balances increased $63,914, or 6.7%, from the first quarter of 2006, and reflect continued successful execution of this key component of our strategy to improve our loan mix and overall yields.

•
Non-interest income increased $1,154, or 14.4%, from the first quarter of 2006. The increase included an increase in deposit service charges of $163, or 4.0%, an increase in debit card interchange fees of $157, or 21.2%, a gain on the sale of our mortgage servicing portfolio of $555, securities gains of $166, and $152 of interest income on an income tax refund recognized during the quarter.

•
Credit quality results were excellent, with net charge-offs totaling 17 basis points and allowance coverage to total and non-performing loans remaining the same as those at December 31, 2006. The allowance for loan losses at March 31, 2007, was 239% of non-performing loans and 1.18% of total loans, compared to 105% and 1.33%, respectively, at March 31, 2006.

•
The IRS audit that had been in process since 2004 was successfully resolved. The successful completion of the federal income tax audit resulted in recognition of a refund of $886, along with interest income on that refund of $152. Receipt of this refund is expected to occur during the second quarter of 2007.

•
Non-interest expense increased $1,009, or 5.3%, from the first quarter of 2006. The primary components of this increase were higher salaries and employee benefits expense of $302, and $425 of legal and other professional fees for collection activities related to the Trans Continental Airlines related loans charged off during the fourth quarter of 2006.

On April 9, 2007, we completed the acquisition of Prairie Financial Corporation. Prairie is a privately held, 15-year-old community bank with five offices in the Chicago Metropolitan Statistical Area. We look forward to the successful execution of the opportunities that this merger provides to us.
We also executed a new strategy for residential mortgage services that we believe will improve service and product selection for our customers. This strategy includes the private labeling of our residential mortgage processing, underwriting, closing and servicing, and will result in the sale of substantially all of the loans we originate on a servicing released basis. This will sharpen our focus on our more profitable lines of business, while reducing the income volatility associated with this line of business. The sale of our current production and resulting decline in mortgage balances, coupled with the decision we made in late 2006 to exit the indirect marine and RV loan business, frees up funding for higher earning commercial loans, which improves our asset mix and level of net interest income.
The commercial real estate strategy we implemented in 2003 continued to experience success during the quarter, with $425,935 in balances at March 31, 2007. This line of business has not experienced any charge-offs since its inception. The Cincinnati, Ohio metro area based commercial banking team that we added during the second and third quarters of 2006 also continued their success, with outstanding balances of loans and deposits of $68,838 and $14,765, respectively, at March 31, 2007. Our High Performance Checking program showed good results, as the number of accounts increased by a net of 7.6%, on an annualized basis, from December 31, 2006.
As part of our stock repurchase program, we repurchased 122,450 shares of our common stock during the quarter for $3,002.
Several aspects of our first quarter 2007 results demonstrate solid progress on our longer-term goal of achieving earnings growth and total shareholder return in the first quartile of our Midwest peer group. These positive aspects include our improved net interest margin and resulting net interest income, improved asset mix and credit quality, more new customers, execution of the Prairie acquisition and prudent capital management.
CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, with the exception of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).
NET INTEREST INCOME
Net interest income increased $211, or 1.0%, to $20,329 for the three months ended March 31, 2007, from $20,118 for the three months ended March 31, 2006. The net interest margin for the three months ended March 31, 2007, was 3.48% compared to 3.34% for the same three months of 2006. The yield on earning assets increased 65 basis points to 6.76%, while the cost of interest-bearing liabilities increased 58 basis points to 3.68%.

The primary components of the changes in margin and net interest income to the first quarter of 2007 from the first quarter of 2006 were as follows:
•
Increases to interest income and the resulting margin were due largely to higher average loan yields, which increased 65 basis points to 7.25% from 6.60%, and were driven by an increase in commercial loan yields, including loan fees, of 78 basis points to 7.62%. The increases in yields for commercial, and to a lesser extent residential mortgage and consumer loans continued to be, in large part, due to increases in market interest rates and the resulting changes to our pricing for new loans and upward adjustments for existing variable rate products.

•
The improvement in our earning asset mix contributed positively to both the net interest margin and net interest income. Total average loan balances increased $29,684, or 1.7%, highlighted by increases in higher yielding commercial loans of $63,914, or 6.7%. The yield during the first quarter of 2007 for commercial loans of 7.62% was 37 basis points higher than the yield on total loans of 7.25%, and 245 basis points higher than the yield on investment securities of 5.17%. Securities balances declined $68,517, or 10.1%. Total average commercial loans represented 42.3% of earning assets for the first quarter of 2007, compared to 38.6% for the first quarter of 2006, evidencing the improvement in our mix of earning assets to higher yielding assets. Higher yields on mortgage and consumer loans more than offset declines in average balances.

•
Our margin and net interest income have been negatively impacted since the first quarter of 2006 by an industry-wide shift in balances from lower rate checking and savings accounts to higher cost money market accounts and certificates of deposit, as the rates on those products increased and have become more attractive to our customers. This shift in customer preferences resulted in slight declines in the average balances of non-interest bearing deposits of $7,098, interest checking deposits of $9,964 and savings deposits of $6,599. The cost of interest bearing liabilities was also negatively impacted by the maturity and refinancing of $177,500 fixed-term debt that carried a weighted average rate of 3.06% and matured in March 2006. Declines in the average balances of repurchase agreements and Federal Home Loan Bank advances were largely offset by higher average balances for retail and brokered time deposits and money market accounts.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Three Months Ended March 31,	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
EARNING ASSETS:	Balances	& Fees	Cost	Balances	& Fees	Cost

Short-term investments	$3,576	$49	5.47%	$18,479	$208	4.54%
Loans held for sale	1,607	28	7.01%	1,782	31	7.01%
Securities	607,625	7,851	5.17%	676,142	8,347	4.94%
Regulatory Stock	24,360	346	5.68%	33,102	406	4.90%
Loans	1,780,249	32,184	7.25%	1,750,565	28,786	6.60%

Total earning assets	2,417,417	$40,458	6.76%	2,480,070	$37,778	6.11%

Allowance for loan loss	(21,128)			(24,165)
Other non-earning assets	262,496			262,388

TOTAL ASSETS	$2,658,785			$2,718,293

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$489,480	$1,102	0.91%	$506,043	$951	0.73%
Money market accounts	306,951	3,069	4.06%	259,491	2,143	3.35%
Certificates of deposit and other time	935,064	10,513	4.56%	856,317	7,959	3.77%

Total interest-bearing deposits	1,731,495	14,684	3.44%	1,621,851	11,053	2.75%

Short-term borrowings	164,837	2,018	4.90%	159,083	1,760	4.43%
Long-term borrowings	251,988	2,811	4.46%	437,405	4,183	3.83%

Total interest-bearing liabilities	2,148,320	$19,513	3.68%	2,218,339	$16,996	3.10%

Non-interest bearing deposits	248,959			256,057
Other noninterest-bearing liabilities and shareholders’ equity	261,506			243,897

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,658,785			$2,718,293

Interest income/earning assets		$40,458	6.76%		$37,778	6.11%
Interest expense/earning assets		19,513	3.28%		16,996	2.77%

Net interest income/earning assets		$20,945	3.48%		$20,782	3.34%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $562 and $609 for 2007 and 2006, respectively
Federal tax equivalent adjustments on loans are $54 and $55 for 2007 and 2006, respectively.

NON-INTEREST INCOME
Non-interest income increased $1,154 to $9,215 for the quarter ended March 31, 2007, compared to $8,061 for the first quarter of 2006. The net increase was primarily attributable to:
•	The sale of our mortgage servicing rights portfolio in March 2007 for a gain of $555.

•	An increase in deposit service charges of $163, or 4.0%, to $4,218. This increase is largely the result of a greater number of accounts.

•
An increase in debit card interchange income of $157, or 21.2%, to $895. The increase in debit card interchange income is driven by an increase in the number of transaction accounts, as well as customer preferences towards greater usage of debit cards as a method of payment.

•	Securities gains of $166, compared to none during the first quarter of 2006. The gains were a result of securities that were called by the issuer in March 2007.

•	Other interest income of $152 that was accrued on the refund due from the Internal Revenue Service.
NON-INTEREST EXPENSE
Non-interest expense increased $1,009, or 5.3%, to $20,167 for the quarter ended March 31, 2007, compared to $19,158 from the first quarter of 2006. The net increase was primarily attributable to:
•
An increase in salaries and employee benefits expense of $302. The net increase resulted from salaries and benefits expense of the commercial loan production team added during the second and third quarters of 2006, less efficiencies gained in other areas. Slight increases in severance related expenses and stock option expense were partially offset by lower health insurance costs. The increase in stock option expense was due to the requirements of SFAS No. 123(R) to expense stock options, which affected us beginning in the second quarter of 2006. The average number of full time equivalent employees for the first quarter of 2007 was 790 compared to 807 for the first quarter of 2006.

•
An increase in professional fees of $417 from the year ago quarter. The increase was primarily attributable to legal and professional fees of $425 incurred in connection with collection activities on the Trans Continental Airlines loans charged off during the fourth quarter of 2006.

•	Increases in occupancy expense of $110 and marketing expense of $124, offset by a decline in communication and transportation expense of $87.

•	Expenses related to integration activities for the Prairie acquisition of approximately $100. These expenses were in the areas of travel, training, computer programming and printing.
INCOME TAX EXPENSE
Income tax expense was $1,286 for the three months ended March 31, 2007, compared to $2,070 for the same period in 2006.
During the first quarter, we received notification from the Internal Revenue Service (IRS) that the Congressional Joint Committee on Taxation had completed their review of the results of the audit of us prepared by the IRS Office of Appeals, agreeing with their conclusions. At that point, it became more likely than not that we would receive the refunds related to affirmative adjustments requested during the audit, as well as interest income on the refunds related to those adjustments. We recorded total refunds of $886 and related interest income of $152.
The effective tax rate for the first quarter of 2007 was 14.9%. The effective tax rate, excluding the accrual of the income tax refund, would have been 25.6%. This compares to an effective rate of 24.0% for the first quarter of 2006. The 1.6% increase in the effective tax rate, exclusive of the accrual of the income tax refund, is due to the higher level of net income and taxable income levels expected for 2007.

We expect an effective tax rate of between 24% and 25% for all of 2007, based on projected levels of taxable income.
FINANCIAL POSITION
Total assets at March 31, 2007, were $2,656,211, compared to $2,684,479 at December 31, 2006.
SECURITIES
Investment securities available for sale were $595,988 at March 31, 2007, compared to $614,718 at December 31, 2006. All of our securities are currently held as “available for sale” and recorded at their fair market values. Because of a stable or slightly increasing rate environment during the current quarter, the market value of securities available for sale on March 31, 2007, was $5,930 lower than the amortized cost, as compared to $8,512 lower at December 31, 2006.
We do not believe any individual unrealized loss in the securities portfolio represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities are backed by the U.S. government or its agencies or the securities public ratings, if available, and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At March 31, 2007, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates.
We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.
REGULATORY STOCK
Regulatory stock, defined as Federal Reserve Bank and FHLB stock, includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time-to-time, we purchase Federal Reserve stock according to requirements set by the regulatory agency. The balance of regulatory stock was $24,362 at March 31, 2007, compared to $24,410 at December 31, 2006.
LOANS HELD FOR SALE
Loans held for sale represent less than 1% of total assets and decreased to $1,311 at March 31, 2007, from $1,764 at December 31, 2006. Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.
LOANS
Net loans at March 31, 2007, were $1,768,895 compared to $1,769,821 at December 31, 2006. The slight decrease is mainly attributable to an increase in commercial real estate loans of $31,140, partially offset by declines in residential mortgage loans of $12,895, consumer loans of $9,409, and commercial and industrial loans of $8,356. Commercial loan average balances for the first quarter of 2007 decreased $7,516 from the fourth quarter of 2006 average. Combined growth in the commercial real estate and commercial and industrial portfolios of $10,233 was offset by the fourth quarter 2006 charge-off of the Trans Continental Airlines related loans, totaling $17,749.
The increased balances in commercial real estate loans continue to result from our ongoing commercial real estate initiative and reflect high levels of commercial real estate construction loans, averaging maturities of less than 36 months.
The balance of commercial and industrial loans originated by the commercial lending team, which began operations in the Cincinnati, Ohio metro area during the second and third quarters of 2006 was $68,838 at March 31, 2007. This balance represents an increase of $26,201 from the balance at December 31, 2006, of $42,637.
The decrease in consumer loans during the first quarter of 2007 was primarily in the area of indirect marine and recreational vehicle loans, a line of business we exited in December 2006.

Residential mortgage loan originations during the first quarter were largely for fixed rate products, which we originate and then sell to the secondary market. This shift in demand for fixed rate loan products was consistent with what we experienced during most of 2006. The balance of residential mortgage loans is expected to continue to decline during 2007 as we implement our new mortgage processing, underwriting, closing and servicing functions. Under this platform, we will continue to originate residential mortgage loans, but will then sell substantially all of these loans to the secondary market on a servicing-released basis. The cash flows obtained from the paydowns and payoffs of these loans, as well as those from indirect consumer loans and securities, will be used to originate higher yielding commercial loans and thus improve our mix of earning assets.
LOAN PORTFOLIO

	March 31,	December 31,
	2007	2006
Commercial, industrial and agricultural loans	$560,607	$568,841
Economic development loans and other obligations of state and political subdivisions	7,300	7,179
Lease financing	5,252	5,495

Total commercial	573,159	581,515
Commercial real estate
Commercial mortgages	185,157	180,249
Construction and development	286,546	260,314

Total commercial real estate	471,703	440,563

Residential mortgages	423,414	436,309
Home equity	131,308	132,704
Consumer loans	190,478	199,887

Total loans	1,790,062	1,790,978
Less: unearned income	2	2

Loans, net of unearned income	$1,790,060	$1,790,976

ASSET QUALITY
The allowance for loan losses is the amount that, in our opinion, is adequate to absorb probable incurred loan losses as determined by the ongoing evaluation of the loan portfolio. Our evaluation is based upon consideration of various factors including growth of the loan portfolio, an analysis of individual credits, loss data over an extended period of time, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of recent regulatory examinations, and current economic conditions.
We charge off loans that we deem uncollectible to the allowance, and we credit recoveries of previously charged off amounts to the allowance. We charge a provision for loan losses against earnings at levels we believe are necessary to assure that the allowance for loan losses can absorb probable losses.
The average weighted FICO credit score of our residential mortgage portfolio, at March 31, 2007, exceeded 700 and was approximately 6.9% higher than the highest credit score considered to be subprime by our primary regulators.
The allowance for loan losses was $21,165 at March 31, 2007, representing 1.18% of total loans, compared with $21,155 at December 31, 2006. The allowance for loan losses to non-performing loans ratio was 238.8%, compared to 239.0% at December 31, 2006. The provision for loan losses was $735 for the three months ended March 31, 2007, compared to $394 for the three months ended March 31, 2006.
The provision exceeded net charge-offs by $10 during the first quarter of 2007. Annualized net charge-offs to average loans were 0.17% for the quarter, compared to 0.36% for the first quarter of 2006. For the quarter, net charge-offs included $398 of indirect consumer loans, while the remaining $327 came from various other loan categories.
We continue efforts to collect the amounts due us related to the $17,749 Trans Continental Airlines related loans we charged off during the fourth quarter of 2006, including accrued interest and out-of-pocket expenses. During the first quarter of 2007, the borrower was put into involuntary bankruptcy and the efforts to determine assets available for collection were turned over to the bankruptcy trustee. At this point, it is too early to determine whether any future recoveries will occur.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31,
	2007	2006
Beginning Balance	$21,155	$24,392
Loans charged off	(1,073)	(1,926)
Recoveries	348	374
Provision for loan losses	735	394

Ending Balance	$21,165	$23,234

Percent of total loans	1.18%	1.33%

Annualized % of average loans:
Net charge-offs	0.17%	0.36%
Provision for loan losses	0.17%	0.09%
Total non-performing loans at March 31, 2007, consisting of nonaccrual and loans 90 days or more past due, were $8,865, an increase of $12 from December 31, 2006. Non-performing loans were 0.50% of total loans, compared to 0.49% at December 31, 2006.
Listed below is a comparison of non-performing assets.

	March 31,	December 31,
	2007	2006
Nonaccrual loans	$8,816	$8,625
90 days or more past due loans	49	228

Total non-performing loans (1)	8,865	8,853
Other real estate owned	1,246	936

Total non-performing assets	$10,111	$9,789

Ratios:
Non-performing Loans to Loans	0.50%	0.49%
Non-performing Assets to Loans and Other Real Estate Owned	0.56%	0.55%
Allowance for Loan Losses to Non-performing Loans	238.75%	238.96%

(1)	Includes non-performing loans classified as loans held for sale
DEPOSITS
Total deposits were $1,995,728 at March 31, 2007, compared to $1,953,852 at December 31, 2006, an increase of $41,876.
Average balances of deposits for the first quarter of 2007, as compared to the fourth quarter ended December 31, 2006, included decreases in retail certificates of deposit of $38,376, or 4.5%, non-interest bearing demand deposits of $5,983, or 2.3%, and interest checking of $1,095, or less than 1%. These decreases were partially offset by increases in savings account balances of $3,426, or 2.8%, and money market account balances of $8,706, or 2.9%. The decrease in certificates of deposit was in part due to lower average loan and securities balances, which are funded by retail certificates and other sources of funds.
While the average balances of checking accounts decreased over the last quarter, the number of accounts increased by a net of 7.6%, on an annualized basis, from December 31, 2006.
SHORT-TERM BORROWINGS
Short-term borrowings include federal funds purchased, short-term FHLB advances, and securities sold under repurchase agreements, which decreased $8,851 from $217,518 at December 31, 2006, to $208,667 at March 31, 2007. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from our commercial customers as part of a cash management service.
At March 31, 2007, we had an unsecured, unused line of credit for $15,000 with another financial institution, available federal funds purchased lines of $334,800, and availability of approximately $523,000 under the Federal Reserve borrower in custody program.

LONG-TERM BORROWINGS
Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings are $38,722 of FHLB advances to fund investments and loans and to satisfy other funding needs. This represents a decline of $66,857 compared to the balance at December 31, 2006. The decline is made up of the maturity of $102,500 of fixed maturity advances, which cost 2.64%, partially offset by normal paydowns on amortizing advances and $36,000 of new floating rate advances, maturing in even increments at March 2010, 2011 and 2012. These advances were priced at LIBOR flat. We elected to execute floating rate funding primarily because it improves our interest rate sensitivity position going forward.
We must pledge mortgage-backed securities and mortgage loans as collateral to secure FHLB advances. At March 31, 2007, we were in compliance with those requirements.
CAPITAL EXPENDITURES
We are in process of developing a new banking center in Union, Kentucky. This banking center is expected to be completed during the second or third quarter of 2007. At present, there remain contractual commitments related to this expenditure totaling approximately $364.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2006.
CAPITAL RESOURCES AND LIQUIDITY
We and our banking subsidiary, Integra Bank N.A. (the “Bank”), have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for “well-capitalized” that apply to the Bank. It is our intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	March 31,	December 31,
	Requirements	Capitalized	2007	2006

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	12.71%	12.51%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	11.01%	10.80%
Tier 1 Capital (to Average Assets)	4.00%	N/A	8.78%	8.42%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	12.19%	11.91%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	11.16%	10.88%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	8.92%	8.49%
Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.
For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets policy. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits, repurchase agreements, sell investment securities, or utilize the Bank’s borrowing capacity with the FHLB as alternative sources of liquidity. At March 31, 2007, and December 31, 2006, respectively, Federal Funds sold and other short-term investments were $3,996 and $3,998. Additionally, at March 31, 2007, we had $334,800 available from unused Federal Funds lines and in excess of $213,418 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $523,000 as part of its liquidity contingency plan.

Our liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. We also have an unsecured line of credit available which permits us to borrow up to $15,000. There was no balance outstanding on this line as of March 31, 2007.
Our liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, and other general corporate purposes. The Board of Directors has approved a long-term dividend payout ratio of 35% to 50% of anticipated earnings, and in June 2006, increased the quarterly dividend from $0.16 to $0.17 per share. We believe that funds to fulfill these obligations for 2007 will be available from currently available cash and marketable securities, dividends from the Bank, our line of credit, or other sources that we expect to be available during the year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities, and off balance sheet instruments. Our interest rate risk management program is comprised of several components. They include (1) Board of Directors’ oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. It is our objective of interest rate risk management processes to manage the impact of interest rate volatility on earnings and capital.
Our interest rate risk is managed through the Corporate Asset and Liability Committee (Corporate ALCO) with oversight through the ALCO Committee of the Board of Directors (Board ALCO). The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least quarterly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.
We measure and monitor interest rate risk on a proactive basis by utilizing a simulation model. The model is externally validated periodically by an independent third party.
We use the following key methodologies to measure interest rate risk.
Earnings at Risk (EAR). We consider EAR as our best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10% to a 200 basis point rate shock in either direction. At March 31, 2007, we would experience a negative 3.50% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 1.70% change in net interest income.
Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-200 basis points	+200 basis points
March 31, 2007	-3.50%	+1.70%

December 31, 2006	+0.28%	-1.78%

During the first quarter of 2007, our assets became more responsive to changes in market rates due to a transition in loan mix favoring more variable rate commercial loans and an attrition of fixed rate mortgages and mortgage related securities. The addition of Prairie’s balance sheet to the forecast with their sizable prime-based commercial loan portfolio in April 2007 will shift earnings at risk toward greater asset sensitivity.
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
At March 31, 2007, we would experience a positive 0.90% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 5.60% change in EVE. The slight reduction in EVE at risk from December to March is due to the increase in variable rate loans in our loan mix and the continued runoff of our mortgage loans and collateralized mortgage obligations.

	Estimated Change in EVE from the Base Interest Rate Scenario
	-200 basis points	+200 basis points
March 31, 2007	+0.90%	-5.60%

December 31, 2006	+0.97%	-6.58%

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
Item 4: Controls and Procedures
As of March 31, 2007, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Except for the resolution of the Internal Revenue Service audit, there have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. We are involved in other legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
In addition to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the following poses material risks and uncertainties that we believe are relevant to us.
Our Acquisition of Prairie Financial Corporation May Not Produce the Results We Expect.
The business of Prairie may not be successfully integrated with our business, or the process of integration may take longer, be more difficult, time-consuming or costly to accomplish than expected. The expected growth opportunities or cost savings from the acquisition may not be fully realized or may take longer to realize than expected. Operating costs, consumer losses and business disruption following the acquisition, including adverse effects on relationships with employees, may be greater than expected. These and other risks related to our acquisition of Prairie could have a material adverse effect on our financial condition and results from operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of shares of our common stock during the three month period ended March 31, 2007:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs	or Programs
January 2007	—	$—	—	$10,000
February 2007	117,350	24.51	117,350	7,119
March 2007	5,100	23.87	5,100	6,997

Total	122,450	$24.48	122,450	$6,997

*	In April 2006, our Board of Directors authorized the repurchase of up to $10 million or 2.5% of the outstanding shares of common stock, through June 30, 2007.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
Item 5. OTHER INFORMATION
During the period covered by this report, the Audit Committee of the Board of Directors approved the engagement of Crowe Chizek and Company LLC, our independent registered public accounting firm, to perform additional merger and acquisition consulting services, tax planning and compliance services, and an internal control review of our lockbox operations, all of which represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. EXHIBITS
The following documents are filed as exhibits to this report:
10.1	Employment Agreement dated April 9, 2007, between Integra Bank Corporation and Bradley M. Stevens *

10.2	Performance Criteria for 2007 Under Integra Bank Corporation Annual Cash Incentive Plan *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer
•	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA BANK CORPORATION
By /s/ Michael T. Vea
Chairman of the Board, Chief
Executive Officer and President
May 9, 2007

/s/ Martin M. Zorn
Executive Vice President, Chief Financial Officer
May 9, 2007

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Employment Agreement dated April 9, 2007, between Integra Bank Corporation and Bradley M. Stevens *
10.2	Performance Criteria for 2007 Under Integra Bank Corporation Annual Cash Incentive Plan *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer
•	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.