Form 10-Q
period 2007-06-30
INTEGRA BANK CORP
filed 2007-08-08
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2007
(Common stock, $1.00 Stated Value)	20,648,665

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$72,058	$65,400
Federal funds sold and other short-term investments	3,744	3,998

Total cash and cash equivalents	75,802	69,398
Loans held for sale (at lower of cost or fair value)	5,437	1,764
Securities available for sale	609,145	614,718
Regulatory stock	25,967	24,410
Loans, net of unearned income	2,218,227	1,790,976
Less: Allowance for loan losses	(26,390)	(21,155)

Net loans	2,191,837	1,769,821
Premises and equipment	51,497	46,157
Goodwill	119,775	44,491
Other intangible assets	12,561	6,832
Other assets	122,341	106,888

TOTAL ASSETS	$3,214,362	$2,684,479

LIABILITIES
Deposits:
Non-interest-bearing demand	$281,028	$252,851
Interest-bearing:
Savings, interest checking and money market accounts	905,403	794,280
Time deposits of $100 or more	502,206	372,356
Other interest-bearing	726,982	534,365

Total deposits	2,415,619	1,953,852
Short-term borrowings	207,863	217,518
Long-term borrowings	242,759	254,521
Other liabilities	31,808	23,114

TOTAL LIABILITIES	2,898,049	2,449,005

SHAREHOLDERS’ EQUITY
Preferred stock - 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 20,628,904 and 17,794,289 respectively	20,629	17,794
Additional paid-in capital	206,114	135,054
Retained earnings	97,326	88,355
Accumulated other comprehensive income (loss)	(7,756)	(5,729)

TOTAL SHAREHOLDERS’ EQUITY	316,313	235,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,214,362	$2,684,479

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans:
Taxable	$41,386	$30,972	$73,415	$59,602
Tax-exempt	100	105	201	206
Interest and dividends on securities:
Taxable	6,114	6,761	12,360	13,379
Tax-exempt	1,381	1,100	2,424	2,220
Dividends on regulatory stock	281	447	627	853
Interest on loans held for sale	45	34	73	65
Interest on federal funds sold and other short-term investments	60	23	109	231

Total interest income	49,367	39,442	89,209	76,556

INTEREST EXPENSE
Interest on deposits	20,017	13,329	34,701	24,382
Interest on short-term borrowings	2,264	2,249	4,282	4,009
Interest on long-term borrowings	3,519	3,121	6,330	7,304

Total interest expense	25,800	18,699	45,313	35,695

NET INTEREST INCOME	23,567	20,743	43,896	40,861
Provision for loan losses	455	859	1,190	1,253

Net interest income after provision for loan losses	23,112	19,884	42,706	39,608

NON-INTEREST INCOME
Service charges on deposit accounts	5,408	5,036	9,626	9,091
Other service charges and fees	1,133	1,066	2,337	2,240
Debit card income-interchange	1,064	800	1,959	1,538
Trust income	602	558	1,216	1,190
Net securities gains (losses)	56	1	222	1
Gain on sale of other assets	60	35	599	126
Bank-owned life insurance income	498	442	912	873
Other	1,110	1,179	2,275	2,119

Total non-interest income	9,931	9,117	19,146	17,178

NON-INTEREST EXPENSE
Salaries and employee benefits	11,693	9,960	22,458	20,423
Occupancy	2,388	2,071	4,495	4,068
Equipment	822	856	1,646	1,701
Professional fees	893	762	2,030	1,482
Communication and transportation	1,303	1,222	2,474	2,480
Processing	624	602	1,134	1,046
Software	499	379	966	812
Marketing	570	588	1,158	1,052
Low income housing project losses	506	629	1,123	1,257
Amortization of intangible assets	419	233	652	466
Other	2,153	1,958	3,901	3,631

Total non-interest expense	21,870	19,260	42,037	38,418

Income before income taxes	11,173	9,741	19,815	18,368
Income tax expense	2,840	2,351	4,126	4,421

NET INCOME	$8,333	$7,390	$15,689	$13,947

Earnings per share:
Basic	$0.41	$0.42	$0.83	$0.80
Diluted	0.41	0.42	0.82	0.80

Weighted average shares outstanding:
Basic	20,331	17,466	19,012	17,450
Diluted	20,407	17,562	19,107	17,543

Dividends per share	$0.18	$0.17	$0.35	$0.33
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$8,333	$7,390	$15,689	$13,947

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $(2,428), $(2,920), $(1,313) and $(4,213), respectively)	(3,521)	(4,236)	(1,838)	(5,947)
Reclassification of realized amounts (net of tax of $(23) and $(90) respectively for 2007)	(33)	(1)	(132)	(1)

Net unrealized gain (loss) on securities	(3,554)	(4,237)	(1,970)	(5,948)

Unrealized gain on derivative hedging instruments arising in period (net of tax of $(44) and $(41) for 2007)	(63)	—	(57)	—

Net unrealized gain (loss), recognized in other comprehensive income	(3,617)	(4,237)	(2,027)	(5,948)

Comprehensive income	$4,716	$3,153	$13,662	$7,999

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2006	17,794,289	$17,794	$135,054	$88,355	$(5,729)	$235,474

Net income	—	—	—	15,689	—	15,689
Cash dividend declared ($0.35 per share)	—	—	—	(6,718)	—	(6,718)
Repurchase of outstanding shares	(404,450)	(404)	(9,152)			(9,556)
Change, net of tax, in unrealized gain (loss) on:						—
Securities	—	—	—	—	(1,970)	(1,970)
Interest rate swaps					(57)	(57)
Exercise of stock options	10,000	10	202	—	—	212
Issuance of stock for acquisition	3,149,157	3,149	79,296			82,445
Grant of restricted stock, net of forfeitures	79,908	80	(80)	—	—	—
Stock-based compensation expense	—	—	794	—	—	794

BALANCE AT JUNE 30, 2007	20,628,904	$20,629	$206,114	$97,326	$(7,756)	$316,313

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,689	$13,947
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	3,272	3,086
Provision for loan losses	1,190	1,253
Net securities (gains) losses	(222)	(1)
(Gain) loss on sale of premises and equipment	—	(92)
(Gain) loss on sale of other real estate owned	(35)	(34)
(Gain) loss on sale of other assets	12	—
Gain on sale of mortgage servicing rights	(576)	—
Loss on low-income housing investments	1,123	1,257
Increase (decrease) in deferred taxes	(43)	1,148
Net gain on sale of loans held for sale	(416)	(249)
Proceeds from sale of loans held for sale	36,582	26,591
Origination of loans held for sale	(39,838)	(26,487)
Change in other operating	5,246	(1,534)

Net cash flows provided by operating activities	21,984	18,885

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	58,899	61,308
Proceeds from sales of securities available for sale	36,653	—
Purchase of securities available for sale	(6,619)	(43,767)
(Increase) decrease in loans made to customers	1,909	(47,852)
Purchase of premises and equipment	(1,467)	(351)
Proceeds from sale of premises and equipment	—	119
Proceeds from sale of other real estate owned	505	375
Acquisition of Prairie Financial Corp, net of cash acquired	(30,541)	—

Net cash flows provided by (used in) investing activities	59,339	(30,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(7,920)	236,848
Excess income tax benefit from employee stock-based awards	9	—
Net decrease in short-term borrowed funds	(14,545)	(88,496)
Proceeds from long-term borrowings	76,619	—
Repayment of long-term borrowings	(113,708)	(113,733)
Repurchase of common stock	(9,556)	—
Dividends paid	(6,030)	(5,592)
Proceeds from exercise of stock options	212	799

Net cash flows used in financing activities	(74,919)	29,826

Net increase in cash and cash equivalents	6,404	18,543

Cash and cash equivalents at beginning of period	69,398	62,755

Cash and cash equivalents at end of period	$75,802	$81,298

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain) loss on securities available for sale	$3,471	$(10,408)
Change in deferred taxes attributable to securities available for sale	(1,444)	(4,214)
Change in fair value of derivative hedging instruments, net of tax	(57)	—
Other real estate acquired in settlement of loans	3,097	667
Dividends declared and not paid	3,713	2,982
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and subsidiaries. As used in this report, the words “we”, “us”, and “our” refer to Integra Bank Corporation and its subsidiaries. At June 30, 2007, our subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and four statutory business trusts, which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC.
Because the results from banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
RECENT ACCOUNTING PRONOUNCEMENTS:
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No, 133. In October 2006, the FASB issued an exposure draft, which would reverse this and make the guidance of D-1 permanent for certain securities. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for us for all financial instruments acquired or issued in 2007, and has not had an impact on our consolidated financial position or results of operations.
In March, 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. Statement No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value. Presently servicing rights are recorded at inception at cost, allocated on a fair value basis and then assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement was effective for us beginning January 1, 2007. The adoption of SFAS No. 156 has not had a material impact on our financial statements since we sold our mortgage servicing portfolio during the first quarter of 2007, and is not expected to have a material impact in 2007, since we plan to continue to sell substantially all of our new originations on a servicing released basis.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist at January 1, 2007. FIN 48 was effective for us beginning on January 1, 2007, and did not impact on our financial statements. We have no material unrecognized tax benefits and do not anticipate any increase in unrecognized benefits for the remainder of 2007 relative to any tax positions taken prior to January 1, 2007. We file a consolidated U.S. federal income tax return with our subsidiaries and returns in the state of Indiana and other states in conformity with those states filing status requirements. These returns are subject to examination by taxing authorities for all years after 2002.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effect of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.
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
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-dollar Life Insurance Arrangements”, which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance polices that provide a benefit to an employee that extends to postretirement periods. The liability should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, based on the substantive agreement with the employee. This Issue is effective for us beginning January 1, 2008. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-4 will have on our financial statements.
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender values (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual polices are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by an individual-life policy. This Issue was effective for us beginning on January 1, 2007, and did not have a material impact on our financial statements.
STOCK-BASED COMPENSATION:
On April 18, 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs). All options granted under the current plan or any predecessor (the “Plans”) have a termination period of ten years from the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards may be granted under the Integra Bank Corporation 2003 Stock Option and Incentive Plan or the Integra Bank Corporation 1999 Stock Option and Incentive Plan. Under the current plan, at June 30, 2007, there were 402,207 shares available for the granting of additional awards.
In 1999, we granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of any Plans, in connection with the employment of our Chairman, President and CEO. Such options are vested and must be exercised within ten years. At June 30, 2007, all 31,500 options remained outstanding.
The weighted average fair value of each stock option and SAR was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized in computing year-to-date 2007 and the year ended December 31, 2006 fair values:

	2007	2006
Number of options and SARs granted	175,964	259,106
Stock price	$20.71	$23.17
Risk-free interest rate	4.76%	4.99%
Expected life, in years	6	6
Expected volatility	21.10%	24.49%
Expected dividend yield	2.94%	2.80%
Estimated fair value per option	$6.54	$5.65
On January 1, 2006, we adopted SFAS 123(R). The revised standard eliminated the intrinsic value method of accounting required under APB 25. We adopted SFAS 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under this method, compensation expense for all share-based awards granted in or after 2006 is based on the grant date fair value of the stock grants less estimated forfeitures. The amortized stock options and restricted stock expense is included in the statement of changes in shareholders’ equity as stock based compensation expense.
We typically consider granting awards under the Plans to current employees annually during the second quarter. A summary of the status of the options and SARs granted under the Plans for the six months ended June 30, 2007, is presented below:

		Weighted Average
	Shares	Exercise Price
Options/SARs outstanding at December 31, 2006	1,266,511	$21.91
Options/SARs granted	175,964	20.71
Options/SARs exercised	(10,000)	21.16
Options/SARs forfeited/expired	(6,882)	22.88

Options/SARs outstanding at June 30, 2007	1,425,593	$21.76

Options/SARs exercisable at June 30, 2007	1,097,543	$21.29
The options and SARS outstanding at June 30, 2007 had a weighted average remaining term of 6.4 years and an aggregate intrinsic value of $1,524, while the options and SARS that were exercisable at June 30, 2007 had a weighted average remaining term of 5.6 years and an aggregate intrinsic value of $1,524. As of June 30, 2007, there was $992 of total unrecognized compensation cost related to the stock options and SARS granted after the adoption of SFAS 123(R). Compensation expense for options and SARS for the three and six months ended June 30, 2007, was $180 and $281, compared to $39 for both the three and six months ended June 30, 2006.
During the six months ended June 30, 2007, 10,000 stock options with an intrinsic value of $24 were exercised. We received $212 for these exercises and approximately $9 of tax benefit was realized.
The 2003 Plan permitted the award of up to 300,000 shares of restricted stock. The majority of shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares granted in 2007 were granted from the 2007 Plan, which permits the award of up to 450,000 shares of restricted stock or SARs. The majority of shares from the 2007 Plan vest equally over a four-year period.
A summary of restricted shares that were granted, vested or forfeited during the six months ended June 30, 2007 follows below:

June 30,
2007
Shares
Restricted shares outstanding, December 31, 2006	62,865
Shares granted	88,624
Shares vested	(25,478)
Shares forfeited	(8,716)

Restricted shares outstanding, June 30, 2007	117,295

Weighted-average fair value per share at date of grant	$22.90

Consistent with the provisions of SFAS No. 123(R), we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. As of June 30, 2007, there was $128 of unamortized restricted stock compensation related to outstanding restricted stock awards prior to 2006. Of this unamortized expense, $76, and $52 are expected to be expensed in 2007 and 2008, respectively. For restricted stock awards granted prior to the adoption of SFAS 123(R), we recognize compensation expense over the full vesting period. As of June 30, 2007, there was $1,721 of total unrecognized compensation cost related to the unvested restricted stock granted after the adoption of SFAS 123(R). The cost is expected to be recognized over a weighted-average period of 3.8 years. Compensation expense for restricted stock for the three and six months ended June 30, 2007, was $239 and $347, compared to $86 and $158 for the three and six months ended June 30, 2006.
NOTE 2. ACQUISITION OF PRAIRIE FINANCIAL CORPORATION
On April 9, 2007, we completed the acquisition of Prairie Financial Corporation, a privately-held 15 year old community bank with five offices in the Chicago metropolitan area. The merger is consistent with our strategy to grow earnings through hiring and retaining high quality management teams in the Midwest, expanding into higher growth markets, growing our customer base and providing more services to those customers. We expect to increase our presence in the Chicago market, expand our customer base, introduce our retail products and market additional products and services to new and existing customers and reduce operating costs through economies of scale. The access to the Chicago market, opportunity to increase profitability by introducing our existing retail and commercial products and services to Prairie’s customers, as well as new customers, along with the already high level of core profitability of the Prairie organization, contributed to the purchase price.
Prairie stockholders received merger consideration of $65.26 in cash and 5.914 shares of Integra common stock for each share of Prairie common stock. Prairie’s banking subsidiary, Prairie Bank & Trust Co., merged into Integra Bank, as part of the transaction.
The total purchase price, based on the price of our stock on October 4, 2006, the date the purchase price was agreed to, was $117,196, including $1,197 in acquisition expenses. Goodwill of approximately $75,284 was recorded, as were core deposit and other intangible assets of approximately $6,380. The core deposit and customer relationship intangibles are being amortized over ten and five year periods, respectively, using an accelerated method. These intangibles, as well as goodwill, are being deducted for tax purposes over 15 years using the straight line method. Goodwill, for accounting purposes, is not amortized, but rather evaluated for impairment. The customer relationship intangible asset was determined utilizing a method that discounts the cash flows related to future loan relationships that are expected to result from referrals from existing customers. Estimated cash flows were determined based on estimated future net interest income resulting from these relationships, less a provision for loan losses, non-interest expense, income taxes and contributory asset charges.
The results of the operations of the acquired entity are included in the unaudited consolidated statements of income from the acquisition date forward. There are no contingent payments, options or commitments specified in the merger agreement that would result in any further consideration to Prairie’s stockholders.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. We are still in the process of finalizing our third party valuations of the core deposit and customer relationship assets and finalizing adjustments to income taxes, including Prairie’s built in gains tax, and recorded goodwill; therefore, these amounts are subject to change.

Securities available for sale	$86,409
Loans, net	428,213
Goodwill	75,284
Core deposit and other intangibles	6,380
Other assets	27,242

Total assets acquired	$623,528

Deposits	$469,745
Other liabilities	35,390

Total liabilities assumed	$505,135

Net assets acquired	$118,393

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 and 2006. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired and the related income tax effects. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Net interest income	$49,094	$102,901
Non-interest income	19,637	38,050

Total Revenue	$68,731	$140,951

Net income	$15,916	$25,146

Basic earnings per share	$0.84	$1.22
Diluted earnings per share	0.83	1.21
NOTE 3. EARNINGS PER SHARE
The calculation of earnings per share is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$8,333	$7,390	$15,689	$13,947

Weighted average shares outstanding — Basic	20,330,795	17,466,095	19,011,965	17,450,118
Incremental shares related to stock compensation	75,966	96,031	95,027	92,862

Average shares outstanding — Diluted	20,406,761	17,562,126	19,106,992	17,542,980

Earnings per share — Basic	$0.41	$0.42	$0.83	$0.80
Effect of incremental shares related to stock compensation	—	—	0.01	—

Earnings per share — Diluted	$0.41	$0.42	$0.82	$0.80

On June 30, 2007, vested options to purchase 1,129,043 shares of our common stock were outstanding. The calculations in the table above exclude options that could potentially dilute basic earnings per share in the future, but were antidilutive for the periods presented. The number of options excluded was 657,072 and 198,396, respectively, for three and six months ended June 30, 2007. The number of options excluded was 348,509 for both the three and six months ended June 30, 2006.

NOTE 4. SECURITIES
All investment securities are held as available for sale. Amortized cost and fair value of securities classified as available for sale as of June 30, 2007, and December 31, 2006, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2007:
U.S. Government agencies	$16,175	$—	$76	$16,099
Mortgage-backed securities	124,592	249	1,959	122,882
Collateralized Mortgage Obligations	294,309	—	11,242	283,067
States & political subdivisions	109,227	1,652	660	110,219
Other securities	76,825	335	282	76,878

Total	$621,128	$2,236	$14,219	$609,145

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:
U.S. Government agencies	$16,175	$24	$34	$16,165
Mortgage-backed securities	135,885	265	2,520	133,630
Collateralized Mortgage Obligations	322,666	68	9,317	313,417
States & political subdivisions	73,580	2,566	3	76,143
Other securities	74,924	560	121	75,363

Total	$623,230	$3,483	$11,995	$614,718

The following table provides the unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2007:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
June 30, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agencies	$5,117	$8	$10,782	$68	$15,899	$76
Mortgage-backed securities	3,264	61	106,875	1,898	110,139	1,959
Collateralized mortgage obligations	10,933	132	272,134	11,110	283,067	11,242
State & political subdivisions	33,791	658	169	2	33,960	660
Other securities	27,699	189	2,333	93	30,032	282

Total	$80,804	$1,048	$392,293	$13,171	$473,097	$14,219

We do not believe any individual unrealized loss represents other-than-temporary impairment. Factors considered in evaluating the securities included whether the securities were backed by the U.S. government or its agencies or were publicly rated and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At June 30, 2007, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates. The average duration of our securities portfolio was 3.1 years at June 30, 2007.

NOTE 5. INCOME TAXES
The components of income tax expense for the three and six months ended June 30, 2007 and 2006, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Federal income tax computed at the statutory rates	$3,911	$3,409	$6,936	$6,429
Adjusted for effects of:
Tax refunds	—	—	(886)	—
Tax exempt interest	(472)	(376)	(823)	(757)
Nondeductible expenses	87	56	147	110
Low income housing credit	(495)	(595)	(1,040)	(1,204)
Cash surrender value of life insurance policies	(167)	(155)	(312)	(306)
Dividend received deduction	(45)	(54)	(96)	(108)
State taxes, net of federal tax benefit	26	74	76	140
Other differences	(5)	(8)	124	117

Total income taxes	$2,840	$2,351	$4,126	$4,421

During the first quarter, we received notification from the Internal Revenue Service (IRS) that the Congressional Joint Committee on Taxation had completed their review of the results of the audit of us prepared by the IRS Office of Appeals, agreeing with their conclusions. At that point, it became more likely than not that we would receive the refunds related to affirmative adjustments requested during the audit, as well as interest income on the refunds related to those adjustments. We recorded total refunds of $886 and related interest income of $152. During the second quarter of 2007, we received $164 of the refunds and $30 of the interest income. We expect to receive the remainder of the refunds during the third quarter of 2007.
NOTE 6. SHORT-TERM BORROWINGS
Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, FHLB advances with maturities less than one year and other short-term borrowings. We currently have an unsecured revolving line of credit for $15,000 with the entire amount available at June 30, 2007.

	June 30,	December 31,
	2007	2006
Federal funds purchased	$40,600	$45,700
Securities sold under agreements to repurchase	117,263	131,818
Short-term Federal Home Loan Bank advances	50,000	40,000

Total short-term borrowed funds	$207,863	$217,518

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure FHLB advances. At June 30, 2007, we had sufficient collateral pledged to satisfy the FHLB’s requirements.

NOTE 7. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	June 30,	December 31,
	2007	2006
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 5.05% and 2.64% as of June 30, 2007 and December 31, 2006, respectively)	$51,017	$102,500
Amortizing and other advances (weighted average rate of 5.40% and 5.55% as of June 30, 2007 and December 31, 2006, respectively)	2,353	3,079

Total FHLB Advances	53,370	105,579

Securities sold under repurchase agreements with maturities at various dates through 2008 (weighted average fixed rate of 2.84% and 2.78% as of June 30, 2007 and December 31, 2006, respectively)	65,000	75,000

Notes payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	5,335	5,817

Term note, with an interest rate equal to three-month LIBOR plus 0.875%, with a maturity date of April 1, 2012	20,000	—

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011 at par	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable effective June 26, 2008 at par	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70% with a maturity date of December 15, 2036 and callable effective December 15, 2011 at par	10,310	—

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037 and callable effective June 30, 2012 at par	20,619	—

Total long-term borrowings	$242,759	$254,521

The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, upon the payment of a call premium, based on a percentage of the outstanding principal balance. The calls are effective annually beginning on July 25, 2007 at premiums of 6.15% at July 25, 2007, 4.6125% at July 25, 2008, 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $465 at June 30, 2007.
The floating rate capital securities callable at par on June 26, 2008, and quarterly thereafter may be called prior to that date at a premium of 7.5% of the outstanding principal balance. Unamortized organizational costs for these securities were $905 at June 30, 2007.
The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter may be called prior to that date with a payment of a call premium, which is based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 3.525% prior to December 15, 2007, 3.14% at December 15, 2007, 2.355% at December 15, 2008, 1.57% at December 15, 2009, and 0.785% at December 15, 2010.
The floating rate capital securities callable at par on June 30, 2012, and quarterly thereafter may be called prior to that date with a payment of a call premium, which is based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 3.50% prior to June 30, 2008, 2.80% at June 30, 2008, 2.10% at June 30, 2009, 1.40% at June 30, 2010, and 0.70% at June 30, 2011.

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
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	June 30,	December 31,
	2007	2006
Commitments to extend credit	$721,476	$570,421

Standby letters of credit	22,781	17,535

Non-reimbursable standby letters of credit	2,200	2,380
NOTE 9. INTEREST RATE CONTRACTS
During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 6.06% at June 30, 2007. The swap expires on or prior to January 5, 2016, and had a notional amount of $6,410 at June 30, 2007.
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
During the second quarter of 2007, we entered into four interest rate swap agreements with a total notional amount of $19,346 to convert fixed rate callable brokered deposits acquired in the Prairie acquisition to a variable rate. The rate swaps are designated as fair value hedges. The first swap requires us to pay a variable rate based on one-month LIBOR and receive a fixed rate of 4.25%. The variable rate paid was 4.01% at June 30, 2007. This swap expires on or prior to June 30, 2010, and had a notional amount of $4,822 at June 30, 2007. The second swap requires us to pay a variable rate based on one-month LIBOR and receive a fixed rate of 4.50% until November 21, 2007, which is the first of two dates at which the fixed rate increases. The variable rate paid was 4.52% at June 30, 2007. This swap expires on or prior to May 21, 2009, and had a notional amount of $5,000 at June 30, 2007. The third swap requires us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 5.00%. The variable rate paid was 4.41% at June 30, 2007. This swap expires on or prior to June 24, 2015, and had a notional amount of $4,665 at June 30, 2007. The fourth swap requires us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 4.50% until December 30, 2007, which is the first of two dates at which the fixed rate increases. The variable rate paid was 4.46% at June 30, 2007. This swap expires on or prior to June 30, 2015, and had a notional amount of $4,859 at June 30, 2007.
As a part of the Prairie acquisition, we acquired two free-standing floors with notional amount of $10,000 each. The first floor has a carrying value of $5 at June 30, 2007, and a maturity date of January 23, 2009. The second floor has a carrying value of $11 at June 30, 2007, and a maturity date of January 23, 2011. Changes in the market values are recorded in other income on the income statement.

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

For three months ended June 30, 2007	Banking	Other	Total
Interest income	$49,297	$70	$49,367
Interest expense	23,549	2,251	25,800

Net interest income (loss)	25,748	(2,181)	23,567
Provision for loan losses	455	—	455
Other income	9,878	53	9,931
Other expense	21,458	412	21,870

Earnings before income taxes	13,713	(2,540)	11,173

Income tax expense (benefit)	3,787	(947)	2,840

Net income	$9,926	$(1,593)	$8,333

For six months ended June 30, 2007	Banking	Other	Total
Interest income	$89,087	$122	$89,209
Interest expense	41,591	3,722	45,313

Net interest income (loss)	47,496	(3,600)	43,896
Provision for loan losses	1,190	—	1,190
Other income	18,959	187	19,146
Other expense	41,364	673	42,037

Earnings before income taxes	23,901	(4,086)	19,815

Income tax expense (benefit)	5,664	(1,538)	4,126

Net income	$18,237	$(2,548)	$15,689

Segment assets	$3,206,414	$7,948	$3,214,362

For three months ended June 30, 2006	Banking	Other	Total
Interest income	$39,394	$48	$39,442
Interest expense	17,284	1,415	18,699

Net interest income (loss)	22,110	(1,367)	20,743
Provision for loan losses	859	—	859
Other income	9,042	75	9,117
Other expense	18,867	393	19,260

Earnings before income taxes	11,426	(1,685)	9,741

Income tax expense (benefit)	3,033	(682)	2,351

Net income	$8,393	$(1,003)	$7,390

For six months ended June 30, 2006	Banking	Other	Total
Interest income	$76,463	$93	$76,556
Interest expense	32,950	2,745	35,695

Net interest income (loss)	43,513	(2,652)	40,861
Provision for loan losses	1,253	—	1,253
Other income	16,995	183	17,178
Other expense	37,700	718	38,418

Earnings before income taxes	21,555	(3,187)	18,368

Income tax expense (benefit)	5,676	(1,255)	4,421

Net income	$15,879	$(1,932)	$13,947

Segment assets	$2,716,957	$26,551	$2,743,508

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
During the second quarter of 2007, we continued to make progress in achieving the goals of our strategic plan for 2007-2009 to achieve earnings growth and total shareholder return in the first quartile of our Midwest peer group and to increase franchise value. The key components of our plan are to:
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
Second quarter net income was $8,333, an increase of $943, or 12.8% over the second quarter of 2006, and an increase of $977, or 13.3%, over first quarter 2007. Earnings per diluted share were $.41 and $.42 for the second quarters of 2007 and 2006, respectively. Net income and earnings per diluted share were $15,689 or $0.82 for the six months ended June 30, 2007, as compared to $13,947, or $0.80 for the six months ended June 30, 2006.
Return on assets and return on equity were 1.04% and 10.71%, respectively, for the second quarter of 2007, compared to 1.09% and 13.24% for the second quarter of 2006.
The second quarter of 2007 was highlighted by the following items:
•
The successful integration of Prairie Financial Corporation. The integration of Prairie was successfully completed within two weeks of the effective date of the acquisition. This process included centralization of backroom support areas, including data processing, as well as early stage implementation of our retail banking strategies in the Chicago market.

•
Our earning asset mix continued to improve, driven by the Prairie acquisition and continued commercial loan growth. Higher yielding commercial loan average balances were 49.7% of earning assets for the second quarter of 2007, compared to 42.3% for the first quarter of 2007. Commercial loan average balances, exclusive of the Chicago market, increased $45,412, or 17.8% on an annualized basis, from the first quarter of 2007, and reflect continued successful execution of this key component of our strategy to improve our loan mix and overall yields. The second quarter growth came from several areas, including commercial real estate, Cincinnati commercial, business banking and agricultural lending.

•
Net interest income increased $3,238 from the first quarter of 2007, while the margin declined 8 basis points to 3.40%. The increase in yield on earning assets of 25 basis points was driven by the improved asset mix, higher loan fees and higher yields on commercial loans. The increase in the cost of interest bearing liabilities of 34 basis points was driven by replacing $102,500 of fixed rate long-term debt with a coupon of 2.64% that matured in March 2007 with other funding sources at market rates, which resulted in a 12 basis point reduction in the margin. In addition, time deposit rates increased 18 basis points and interest costs were incurred in connection with the debt used to finance the cash portion of the Prairie acquisition.

•
Non-interest income increased $716, or 7.8%, from the first quarter of 2007. The increase included an increase in deposit service charges of $1,190, or 28.2%, as well as an increase in debit card interchange fees of $169, or 18.9%. The first quarter of 2007 included two non-recurring items: a gain on the sale of our mortgage servicing portfolio of $555 and $152 of interest income on an income tax refund.

•
Credit quality results were stable, with net charge-offs totaling 22 basis points. The provision for loan losses was $455, or $757 less than net charge-offs. This resulted primarily from a reduction in the required levels of specific reserves due to the charge-off of a fully reserved $480 credit, and payoffs of two loans carrying specific reserves of $423. The allowance coverage to total loans increased 1 basis point to 1.19%, while the allowance to non-performing loans decreased from 239% to 192%. The increase in non-performing loans was due almost entirely to non-performing loans acquired as part of the Prairie transaction.

•
Non-interest expense increased $1,703, or 8.4%, from the first quarter of 2007. This increase included $1,398 of expense for the new Chicago region, higher intangible asset amortization of $186, and $229 of one-time acquisition related expenses.

We also opened a new banking center in Union, Kentucky on July 9, 2007 which will help us build on the success we have had with our Florence branch, which opened in 2005, as well as further accelerate our commercial and business banking efforts in the greater Cincinnati market.
On June 20, 2007, we announced an increase of 5.8% to the regular quarterly cash dividend to $0.18 per share, from $0.17 per share. We also announced that we had extended and increased our common stock repurchase program that was originally approved in April, 2006. Under this new plan, we may purchase approximately an additional 515,000 shares, or a maximum aggregate purchase amount of $12,500 through June 30, 2008. This rescinded any remaining shares available for issuance under the previous plan. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. During the second quarter, we repurchased 282,000 shares at an average price of $23.20 per share under our previous program. As of June 30, 2007, we had 515,000 shares available for repurchase.
In summary, we believe that our results for the second quarter indicate solid progress on the goals of our three year plan. The quarter was marked by expansion into the Chicago market, significant improvement in our earning asset mix, both from the merger and also by continued solid commercial loan growth, strong fee growth in the areas of deposit service charges and debit card interchange fees, controlled expenses and stable credit quality. Our operating leverage was a positive 4.9% reflecting good core expense control and revenue growth, as well as the positive leverage from integrating the Chicago operation.
CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, with the exception of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).

NET INTEREST INCOME
Net interest income was $23,567 for the three months ended June 30, 2007 compared with $20,743 for the same period in 2006 and $43,896 and $40,861 for the six months ended June 30, 2007 and 2006, respectively. The net interest margin for the three months ended June 30, 2007, was 3.40% compared to 3.42% for the same three months of 2006, while the margin for the six months ended June 30, 2007, was 3.44%, as compared to 3.38% for the six months ended June 30, 2006.
The primary components of the changes in margin and net interest income to the second quarter of 2007 from the second quarter of 2006 were as follows:
•
Continued improvement in our earning asset mix contributed positively to both the net interest margin and net interest income. Total average commercial loans represented 49.7% of earning assets for the second quarter of 2007, compared to 39.6% for the second quarter of 2006, evidencing the improvement in our mix of earning assets to higher yielding assets. The yield during the second quarter of 2007 for commercial loans of 7.90% was 38 basis points higher than the yield on total loans of 7.52%, and 274 basis points higher than the yield on investment securities of 5.16%. Average yields for consumer and residential mortgage loans were 7.29% and 6.25%, respectively. Securities balances declined $36,091 from the second quarter of 2006, or 5.3%. Lower yielding indirect consumer loans and residential mortgage loan balances declined $15,618 or 12.0% and $26,535 or 7.2%, respectively, from the second quarter of 2006. We have not originated any indirect consumer loans since December 2006.

•
Increases in interest income and the resulting margin were due largely to higher average loan yields, which increased 54 basis points to 7.52% from 6.98%, and were driven by an increase in commercial loan yields, including loan fees, of 55 basis points to 7.90%. The increases in yields for commercial, and to a lesser extent residential mortgage and consumer loans continued to reflect, increases in market interest rates which resulted in changes to our pricing for new loans and upward interest rate adjustments on existing variable rate products.

•
The increase in funding costs from 3.37% to 4.02% was due to several items. Higher market interest rates increased costs for money market accounts, retail certificates of deposit and short-term borrowings. Long-term borrowing costs increased 138 basis points from the second quarter of 2006 largely due to the replacement of $102,500 of funds that matured in March 2007. We incurred additional debt in the Prairie acquisition. The additional debt of $50,929 consisted of funds used to finance the cash portion of the Prairie consideration paid to Prairie stockholders and trust preferred debt assumed in the transaction priced at three-month LIBOR plus 0.875% to 1.70%, as well as $51,017 of Federal Home Loan Bank advances, costing 5.05% at June 30, 2007, and a higher level of retail certificates of deposit.

•	A decline in non-interest bearing deposits, exclusive of the newly added Chicago region, of $12,962.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
For Three Months Ended June 30,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$6,184	$60	3.90%	$2,763	$23	3.24%
Loans held for sale	2,957	45	6.08%	1,909	34	7.21%
Securities	638,691	8,239	5.16%	674,782	8,475	5.02%
Regulatory Stock	25,826	281	4.36%	31,359	447	5.71%
Loans	2,193,288	41,540	7.52%	1,774,532	31,133	6.98%

Total earning assets	2,866,946	$50,165	7.01%	2,485,345	$40,112	6.43%

Allowance for loan loss	(26,504)			(21,291)
Other non-earning assets	358,539			261,756

TOTAL ASSETS	$3,198,981			$2,725,810

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$515,443	$1,230	0.96%	$507,404	$1,023	0.80%
Money market accounts	384,219	3,983	4.16%	273,986	2,506	3.67%
Certificates of deposit and other time	1,251,950	14,804	4.74%	964,046	9,800	4.08%

Total interest-bearing deposits	2,151,612	20,017	3.73%	1,745,436	13,329	3.06%

Short-term borrowings	181,480	2,264	4.93%	192,672	2,249	4.61%
Long-term borrowings	239,086	3,519	5.82%	278,276	3,121	4.44%

Total interest-bearing liabilities	2,572,178	$25,800	4.02%	2,216,384	$18,699	3.37%

Non-interest bearing deposits	284,070			265,806
Other noninterest-bearing liabilities and shareholders’ equity	342,733			243,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,198,981			$2,725,810

Interest income/earning assets		$50,165	7.01%		$40,112	6.43%
Interest expense/earning assets		25,800	3.61%		18,699	3.01%

Net interest income/earning assets		$24,365	3.40%		$21,413	3.42%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $744 and $614 for 2007 and 2006, respectively.
Federal tax equivalent adjustments on loans are $54 and $56 for 2007 and 2006, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
For Six Months Ended June 30,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$4,887	$109	4.47%	$10,577	$231	4.38%
Loans held for sale	2,286	73	6.41%	1,846	65	7.17%
Securities	623,244	16,090	5.16%	675,459	16,822	5.01%
Regulatory Stock	25,097	627	5.00%	32,226	853	5.32%
Loans	1,987,909	73,724	7.40%	1,762,614	59,919	6.79%

Total earning assets	2,643,423	$90,623	6.89%	2,482,722	$77,890	6.27%

Allowance for loan loss	(23,831)			(22,720)
Other non-earning assets	310,783			262,070

TOTAL ASSETS	$2,930,375			$2,722,072

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$502,533	$2,332	0.94%	$506,727	$1,974	0.76%
Money market accounts	345,798	7,052	4.11%	266,778	4,649	3.51%
Certificates of deposit and other time	1,094,383	25,317	4.66%	910,480	17,759	3.93%

Total interest-bearing deposits	1,942,714	34,701	3.60%	1,683,985	24,382	2.91%

Short-term borrowings	173,205	4,282	4.92%	175,970	4,009	4.52%
Long-term borrowings	245,501	6,330	5.13%	357,402	7,304	4.07%

Total interest-bearing liabilities	2,361,420	$45,313	3.87%	2,217,357	$35,695	3.23%

Non-interest bearing deposits	266,612			260,958
Other noninterest-bearing liabilities and shareholders’ equity	302,343			243,757

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,930,375			$2,722,072

Interest income/earning assets		$90,623	6.89%		$77,890	6.27%
Interest expense/earning assets		45,313	3.45%		35,695	2.89%

Net interest income/earning assets		$45,310	3.44%		$42,195	3.38%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $1,306 and $1,223 for 2007 and 2006, respectively.
Federal tax equivalent adjustments on loans are $108 and $111 for 2007 and 2006, respectively.
NON-INTEREST INCOME
Non-interest income increased $814 to $9,931 for the second quarter of 2007, compared to $9,117 from the second quarter of 2006. The net increase was primarily attributable to:
•
An increase in deposit service charges of $372, or 7.4%, to $5,408. The increases in deposit service charges reflect continuing growth in the number of accounts. The new Chicago region contributed $292 of deposit service charges.

•
An increase in debit card interchange income of $264, or 33.0%, to $1,064. This increase was driven by the increased number of transaction accounts, continuing customer preferences towards greater usage of debit cards as a method of payment, and activity from the accounts acquired in the Prairie acquisition.

•	An increase in gain on sale of loans of $117, or 82.9% to $258, as well as an increase in annuity revenue of $63, or 27.1% to $294.

Non-interest income for the six months ended June 30, 2007 was $19,146, an increase of $1,968 or 11.5% from the six months ended June 30, 2006. The primary components of the increase were increased deposit service charges of $535, or 5.9%, increased debit card interchange fees of $421 or 27.4%, the first quarter gain on the sale of the mortgage servicing portfolio of $555, securities gains of $222, and $152 of interest income recognized during the first quarter on an income tax refund.
NON-INTEREST EXPENSE
Non-interest expense increased $2,610, or 13.6% to $21,870 for the quarter ended June 30, 2007, compared to $19,260 from the second quarter of 2006. The net increase was primarily attributable to:
•
The acquisition of Prairie. The newly acquired Chicago region had $1,398 of direct expense during the second quarter, primarily in the area of personnel expense. Intangible asset amortization increased $186 as a result of amortizing core deposit and customer relationship intangibles recorded at the closing. One time merger integration related expenses, including travel, courier, programming, supplies, temporary signage, and other expense, was $229. The percentage increase in total non-interest expense of 13.6% compares favorably to the increase in average assets of approximately $500,000 or 18.8%, as reflected in the positive operating leverage during the quarter of 4.9%.

•
An increase in salaries and employee benefits expense of $1,733, or 17.4%. The net increase resulted primarily from salaries and benefits for employees who joined us from Prairie, as well as supplemental executive retirement plan expenses for certain officers from the Chicago region. Stock-based compensation expense increased due to the adoption of FAS 123(R) in 2006. The expense associated with both the 2006 and 2007 grants is being amortized. Lastly, the expense of the commercial loan production team added during the second and third quarters of 2006 less efficiencies gained in other areas increased salaries and benefits expense. These increases were partially offset by lower incentives expense. The average number of full time equivalent employees for the second quarter of 2007 was 865 compared to 803 for the second quarter of 2006.

•	Increases in occupancy expense of $317, or 15.3% due primarily to the addition of the Chicago banking centers.

•	Higher professional fees of $131, which were offset by lower low income housing project investment losses of $123.
Non-interest expense for the six months ended June 30, 2007 was $42,037, an increase of $3,619 or 9.4% from the six months ended June 30, 2006. The primary components of the increase related to the acquisition of Prairie and the new Chicago region were the addition of direct expenses for the new Chicago region of $1,398, merger integration related expenses of approximately $330, and higher intangible asset amortization of $186. Higher occupancy expense of $427, or 10.5% was due to expenses attributed to the Chicago region, as well as the leasing of additional space in the Cincinnati market. Professional fees increased $548, or 37.0% primarily because of $481 of non-routine legal and professional expenses incurred in connection with collection activities. The majority of the remaining difference is due to higher stock-based compensation expense of $294, and the net change within salaries and employee benefits expense of the addition of the Cincinnati commercial lending team added during the second and third quarters of 2006, less efficiencies gained in other areas.
INCOME TAX EXPENSE
Income tax expense was $2,840 and $4,126 for the three and six months ended June 30, 2007, respectively, compared to $2,351 and $4,421 for the same period in 2006.
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
The effective tax rate for the second quarter of 2007 was 25.4%, compared to 14.9% for the first quarter of 2007 and 24.1% for the second quarter of 2006. The effective tax rate for the six months ended June 30, 2007 was 20.8%, compared to 24.1% for the six months ended June 30, 2006. The tax rate for the six months ended June 30, 2007, excluding the accrual of the income tax refund, would have been 25.5%. The 1.2% increase in the effective tax rate, exclusive of the accrual of the income tax refund, is due to the higher level of net and taxable income levels expected for 2007.
We continue to expect an effective tax rate of between 24% and 25% for all of 2007, based on projected levels of taxable income.

FINANCIAL POSITION
Total assets at June 30, 2007 were $3,214,362 compared to $2,684,479 at December 31, 2006.
SECURITIES
Investment securities available for sale were $609,145 at June 30, 2007, compared to $614,718 at December 31, 2006. All of our securities are currently held as “available for sale” and recorded at their fair market values. Due to changes in the interest rate environment, the market value of securities available for sale on June 30, 2007, was $11,983 lower than the amortized cost, as compared to $8,512 lower at December 31, 2006 and $20,677 lower at June 30, 2006.
During the second quarter, we sold $36,598 of securities assumed in the Prairie merger in April and recorded a gain on the sale of $16. These securities were not required for liquidity purposes and were sold to improve our risk profile.
We do not believe any individual unrealized loss in the securities portfolio represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities are backed by the U.S. government or its agencies or the securities public ratings, if available, and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. At June 30, 2007, the market value of every security held by us was at least 90% of the book value, with the differences being primarily attributable to changes in interest rates.
We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.
REGULATORY STOCK
Regulatory stock, defined as Federal Reserve Bank and FHLB stock, includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time-to-time, we purchase Federal Reserve stock according to requirements set by the regulatory agency. The balance of regulatory stock was $25,967 at June 30, 2007, compared to $24,410 at December 31, 2006.
LOANS HELD FOR SALE
Loans held for sale represent less than 1% of total assets and increased to $5,437 at June 30, 2007, from $1,764 at December 31, 2006. Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.
LOANS
Net loans at June 30, 2007, were $2,191,837 compared to $1,769,821 at December 31, 2006, an increase of $422,016, or 23.8%. The increase is mainly attributable to loans acquired from Prairie, which totaled $428,280 at closing. Of those loans, $383,060 were commercial, with the remainder being in the areas of consumer, home equity and residential mortgage. Commercial loan average balances for the second quarter of 2007, exclusive of the Prairie loans, increased $45,412, or 17.8% on an annualized basis from the first quarter 2007 average. Consumer loans declined $6,660, or 6.4% annualized, and residential mortgage loans declined $14,199, or 16.6% on an annualized basis from the first quarter 2007 average. The growth in commercial loans during the second quarter came in the areas of commercial real estate, Cincinnati region commercial lending, business banking and agricultural lending.
Increased balances in commercial real estate loans reflect high levels of commercial real estate construction loans, averaging maturities of less than 36 months. Higher yielding commercial loans increased to 49.7% of total earning assets at June 30, 2007, from 42.3% during the first quarter of 2007.
The balance of commercial and industrial loans originated by the Cincinnati commercial lending team, which began operations during the second and third quarters of 2006 was $81,503 at June 30, 2007.
The decrease in consumer loans during the first quarter of 2007 was in the area of indirect marine and recreational vehicle loans, a line of business we exited in December 2006. The average balance of these loans was $114,586 for the second quarter of 2007, a decline of $7,283 from the first quarter.

Residential mortgage loan originations increased during the second quarter as we implemented a new strategy for mortgage processing, underwriting, closing and servicing functions. Under this strategy, we will continue to originate residential mortgage loans, but will then sell substantially all of these loans to a private label provider on a servicing-released basis. The cash flows obtained from the paydowns and payoffs of existing mortgage loans, as well as those from indirect consumer loans and securities, will be used to originate higher yielding commercial loans and thus improve our mix of earning assets. We expect the balance of residential mortgage loans to continue to decline during 2007 consistent with this strategy.
LOAN PORTFOLIO

	June 30,	December 31,
	2007	2006
Commercial, industrial and agricultural loans	$653,635	$568,841
Economic development loans and other obligations of state and political subdivisions	7,123	7,179
Lease financing	5,255	5,495

Total commercial	666,013	581,515
Commercial real estate
Commercial mortgages	269,468	180,249
Construction and development	539,112	260,314

Total commercial real estate	808,580	440,563

Residential mortgages	416,100	436,309
Home equity	142,950	132,704
Consumer loans	184,586	199,887

Total loans	2,218,229	1,790,978
Less: unearned income	2	2

Loans, net of unearned income	$2,218,227	$1,790,976

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
The average weighted FICO credit score of our residential mortgage portfolio, at June 30, 2007, exceeded 700, which is approximately 6.5% higher than the highest credit score considered to be subprime by our primary regulator. We have never had a strategy of originating subprime or Alt-A mortgages.
The allowance for loan losses was $26,390 at June 30, 2007, representing 1.19% of total loans, compared with $21,155 at December 31, 2006. The allowance for loan losses to non-performing loans ratio was 191.6%, compared to 239.0% at December 31, 2006. The provision for loan losses was $455 for the three months ended June 30, 2007 and $1,190 for the six months ended June 30, 2007. This compares to $859 and $1,253 for the three and six months ended June 30, 2006.
Net charge-offs of $1,212 exceeded the provision by $757 during the second quarter of 2007. This resulted primarily from a reduction in the required levels of specific reserves due to the charge-off of a fully reserved $480 credit, and payoffs of two loans carrying specific reserves of $423. In addition to the $480 charge-off, net charge-offs for the quarter included $289 of checking account charge-offs and $185 of indirect consumer loan net charge-offs, with the remainder coming from various loan categories. Annualized net charge-offs to average loans were 0.22% for the quarter, compared to 0.69% for the second quarter of 2006, and 0.20% for the six months ended June 30, 2007.

We continue efforts to collect the amounts due us related to the $17,749 Trans Continental Airlines related loans we charged off during the fourth quarter of 2006, including accrued interest and out-of-pocket expenses. The corporate borrower is now in bankruptcy and a bankruptcy trustee has the responsibility to locate assets available for creditors.
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning Balance	$21,165	$23,234	$21,155	$24,392
Allowance associated with purchase acquisitions	5,982	—	5,982	—
Loans charged off	(1,638)	(3,679)	(2,711)	(5,605)
Recoveries	426	629	774	1,003
Provision for loan losses	455	859	1,190	1,253

Ending Balance	$26,390	$21,043	$26,390	$21,043

Percent of total loans	1.19%	1.17%	1.19%	1.17%

Annualized % of average loans:
Net charge-offs	0.22%	0.69%	0.20%	0.53%
Provision for loan losses	0.08%	0.19%	0.12%	0.14%
Total non-performing loans at June 30, 2007, consisting of nonaccrual and loans 90 days or more past due, were $13,776, an increase of $4,923 from December 31, 2006. Non-performing loans were 0.62% of total loans, compared to 0.49% at December 31, 2006. The increase in non-performing loans, as well as an increase in other real estate owned, was entirely due to non-performing loans acquired as part of the Prairie acquisition.
Listed below is a comparison of non-performing assets.

	June 30,	December 31,
	2007	2006
Nonaccrual loans	$12,975	$8,625
90 days or more past due loans	801	228

Total non-performing loans	13,776	8,853
Other real estate owned	3,563	936

Total non-performing assets	$17,339	$9,789

Ratios:
Non-performing Loans to Loans	0.62%	0.49%
Non-performing Assets to Loans and Other Real Estate Owned	0.78%	0.55%
Allowance for Loan Losses to Non-performing Loans	191.57%	238.96%
DEPOSITS
Total deposits were $2,415,619 at June 30, 2007, compared to $1,953,852 at December 31, 2006, an increase of $461,767. The increase is mainly attributable to deposits assumed as part of the Prairie acquisition, which totaled $470,062 at the closing.
Average balances of deposits for the second quarter of 2007, as compared to the first quarter, included an increase in non-interest bearing demand deposits of $35,111, of which $31,226 were deposits from the Chicago region. Average balances also increased for the quarter for money market accounts ($77,268, of which $69,670 were from Chicago), retail certificates of deposit ($264,633, of which $174,917 were from Chicago) and public fund time deposits ($29,960, of which $7,348 were from Chicago). Lower costing savings account balances increased $14,695, of which $10,806 came from Chicago, while NOW accounts increased only $9,864, despite Chicago providing average balances of $20,668.
The pricing of retail certificates of deposit in the Chicago region is higher than that in our other markets. During the second quarter, the balance of certificates in the Chicago region declined as we utilized funding from our other markets.

SHORT-TERM BORROWINGS
Short-term borrowings include federal funds purchased, short-term FHLB advances, and securities sold under repurchase agreements, which decreased $9,655 from $217,518 at December 31, 2006, to $207,863 at June 30, 2007. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from our commercial customers as part of a cash management service.
At June 30, 2007, we had an unsecured, unused line of credit for $15,000 with another financial institution, available federal funds purchased lines of $318,200, and availability of approximately $630,825 under the Federal Reserve borrower in custody program.
LONG-TERM BORROWINGS
Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings are $53,370 of FHLB advances to fund investments and loans and to satisfy other funding needs. This represents a decline of $52,209 compared to the balance at December 31, 2006. The decline is made up primarily of the maturity of $102,500 of fixed maturity advances, which cost 2.64%, as well as normal paydowns on amortizing advances, offset by $36,000 of new floating rate advances, maturing in even increments at March 2010, 2011 and 2012, and $15,017 of advances assumed in the Prairie acquisition. The new floating rate advances were priced at three month LIBOR flat. We elected to execute floating rate funding primarily because it improves our interest rate sensitivity position going forward.
We financed the cash portion of the consideration paid to Prairie stockholders with the proceeds of a $20,000 private offering of floating rate trust preferred securities and a $20,000 five-year term loan. In addition, we assumed in the Prairie transaction, a floating rate trust preferred security with a balance of $10,310 at June 30, 2007.
We must pledge mortgage-backed securities and mortgage loans as collateral to secure FHLB advances. At June 30, 2007, we were in compliance with those pledging requirements.
CAPITAL EXPENDITURES
On July 9, 2007, we opened a new banking center in Union, Kentucky. At present, we have no material contractual commitments related to this or other capital expenditures.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2006.
CAPITAL RESOURCES AND LIQUIDITY
We and our banking subsidiary, Integra Bank N.A. (the “Bank”), have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for “well-capitalized” that apply to the Bank. It is our intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for us and the Bank are shown below. The reduction in our holding company ratios is primarily the result of the addition of funding used to finance the cash portion of the Prairie acquisition.

	Regulatory Guidelines		Actual
	Minimum	Well-	June 30,	December 31,
	Requirements	Capitalized	2007	2006
Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	11.76%	12.51%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	9.41%	10.80%
Tier 1 Capital (to Average Assets)	4.00%	N/A	7.75%	8.42%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	12.22%	11.91%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	11.17%	10.88%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	9.21%	8.49%
Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.

For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets policy. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits, repurchase agreements, sell investment securities, or utilize the Bank’s borrowing capacity with the FHLB as alternative sources of liquidity. At June 30, 2007, and March 31, 2007, respectively, Federal Funds sold and other short-term investments were $3,774 and $3,996. Additionally, at June 30, 2007 we had $318,200 available from unused Federal Funds lines and in excess of $149,009 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $630,825 as part of its liquidity contingency plan.
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
Our interest rate risk is managed through the Corporate Asset and Liability Committee (Corporate ALCO) with oversight through the ALCO Committee of the Board of Directors (Board ALCO). The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least quarterly or more often if conditions dictate and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.
Interest rate risk is measured and monitored on a proactive basis by utilizing a simulation model. The model is externally validated periodically by an independent third party.
We use the following key methodologies to measure interest rate risk.
Earnings at Risk (EAR). We consider EAR as our best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10% to a 200 basis point rate shock in either direction. At June 30, 2007, we would experience a negative 2.30% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 1.60% change in net interest income.
Earnings at Risk

	At June 30, 2007
		Estimated	Estimated
	Estimated	Change	Change
Change in Interest Rates	EAR Amount	Amount	Percent
+200 basis points	$107,343	1,704	1.60%

Flat	105,639

-200 basis points	103,192	(2,446)	-2.30%

The slight decrease in EAR from March to June was due primarily to a change in the planned decrease of the securities portfolio balance from 22%-25% of total assets to 20%-24% of total assets. The addition of Prairie in the second quarter had little impact on EAR.

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
At June 30, 2007, we would experience a positive 1.50% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 4.50% change in EVE. The slight reduction in EVE at risk from March to June was due to a slight change in mix of the securities portfolio and the impact of market rates on the securities portfolio. The addition of Prairie had little impact on EVE at risk.
Economic Value of Equity

	At June 30, 2007
		Estimated	Estimated
	Estimated	Change	Change
Change in Interest Rates	EVE Amount	Amount	Percent
+200 basis points	$532,921	(24,838)	-4.50%

Flat	557,759

-200 basis points	565,983	8,224	1.50%

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
Item 4: Controls and Procedures
As of June 30, 2007, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
The integration of Prairie Financial Corporation was substantially completed in April, 2007. Specific components of this integration that were completed in April, 2007 included conversion to our data processing system, consolidation of accounting and financial reporting, the majority of the functions related to loan and deposit accounting and transaction processing, as well as others. Changes related to the Prairie acquisition were the only significant changes to our financial reporting controls and procedures during the quarter ended June 30, 2007 and are not expected to materially affect our internal control over financial reporting going forward.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 not previously reported. We are involved in other legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
In addition to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the following poses material risks and uncertainties that we believe are relevant to us.
Our Acquisition of Prairie Financial Corporation May Not Produce the Results We Expect.
The expected growth opportunities or cost savings from the Prairie acquisition may not be fully realized or may take longer to realize than expected. Operating costs, consumer losses and business disruption following the acquisition, including adverse effects on relationships with employees, may be greater than expected. These and other risks related to our acquisition of Prairie could have a material adverse effect on our financial condition and results from operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of shares of our common stock during the six month period ended June 30, 2007:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs	or Programs
January 2007	—	$—	—	$10,000
February 2007	117,350	24.51	117,350	7,119
March 2007	5,100	23.87	5,100	6,997
April 2007	95,000	22.93	95,000	4,815
May 2007	187,000	23.34	187,000	444
June 2007	—	—	—	12,500

Total	404,450	$23.59	404,450

In April 2006, our Board of Directors authorized the repurchase of up to $10,000 or 2.5% of the outstanding shares of our common stock, through June 30, 2007. In June 2007, our Board of Directors authorized the repurchase of an additional 515,000 shares, or a maximum aggregate purchase amount of $12,500, through June 30, 2008. This rescinded any available shares remaining under the previous plan. As of June 30, 2007, we had 515,000 shares available for repurchase.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 18, 2007, we held our annual meeting of shareholders. There were 17,735,803 shares of common stock outstanding on the February 20, 2007, record date that were entitled to vote at the meeting.

The following directors received votes as noted and were elected to terms to expire in 2010:

			Abstain &
			Broker Non-
	Affirmative	Negative	Votes
Roxy M. Baas	13,843,680	175,439	770,635
Dr. H. Ray Hoops	13,722,079	211,288	856,387
Robert W. Swan	13,808,724	214,675	766,355
Robert D. Vance	12,819,852	44,151	704,650
Continuing directors and the date of the expiration of their term in office are as follows:

2008	2009
George D. Martin	Sandra Clark Berry
William E. Vieth	Thomas W. Miller
Daniel T. Wolfe	Richard M. Stivers
Michael T. Vea
On April 18, 2007, the Board of Directors adopted a resolution increasing the size of the Board of Directors and appointed Bradley M. Stevens a director for a term expiring at the 2008 annual meeting of shareholders and Arthur D. Pringle, III a director for a term expiring at the 2009 annual meeting of shareholders.
The shareholders also approved the appointment of Crowe Chizek and Company LLC as our independent auditors for 2007. The following represents the results of the vote:

Affirmative	Negative	Abstain
14,033,056	685,332	71,365
Item 5. OTHER INFORMATION
During the period covered by this report, the Audit Committee of the Board of Directors approved the engagement of Crowe Chizek and Company LLC, our independent registered public accounting firm, to perform additional tax planning and compliance services, which represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
Item 6. EXHIBITS
The following documents are filed as exhibits to this report:
10.1* Integra Bank Corporation 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed March 16, 2007)
10.2* Integra Bank Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 16, 2007)
10.3* Employment Agreement dated May 22, 2007, between Integra Bank Corporation and Archie M. Brown Jr.
10.4* Employment Agreement dated May 22, 2007, between Integra Bank Corporation and Martin M. Zorn
10.5* Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger M. Duncan
10.6* Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger D. Watson
10.7* Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Raymond D. Beck
10.8* Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Michael B. Carroll
10.9* Revised Summary Sheet of 2007 Compensation
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
Chairman of the Board, Chief Executive Officer and President August 8, 2007

/s/ Martin M. Zorn
Executive Vice President, Chief Financial Officer August 8, 2007

EXHIBIT INDEX

Exhibit
No.	Description

10.1*	Integra Bank Corporation 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed March 16, 2007)

10.2*	Integra Bank Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 16, 2007)

10.3*	Employment Agreement dated May 22, 2007, between Integra Bank Corporation and Archie M. Brown Jr.

10.4*	Employment Agreement dated May 22, 2007, between Integra Bank Corporation and Martin M. Zorn

10.5*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger M. Duncan

10.6*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger D. Watson

10.7*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Raymond D. Beck

10.8*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Michael B. Carroll

10.9*	Revised Summary Sheet of 2007 Compensation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.