Form 10-Q
period 2007-09-30
INTEGRA BANK CORP
filed 2007-11-08
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September, 2007.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 1, 2007
(Common stock, $1.00 Stated Value)	20,650,165

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$64,079	$65,400
Federal funds sold and other short-term investments	7,895	3,998

Total cash and cash equivalents	71,974	69,398
Loans held for sale (at lower of cost or fair value)	6,711	1,764
Securities available for sale	589,384	614,718
Regulatory stock	29,187	24,410
Loans, net of unearned income	2,299,988	1,790,976
Less: Allowance for loan losses	(26,401)	(21,155)

Net loans	2,273,587	1,769,821
Premises and equipment	51,297	46,157
Goodwill	123,309	44,491
Other intangible assets	12,106	6,832
Other assets	159,765	106,888

TOTAL ASSETS	$3,317,320	$2,684,479

LIABILITIES
Deposits:
Non-interest-bearing demand	$269,441	$252,851
Interest-bearing:
Savings, interest checking and money market accounts	903,405	794,280
Time deposits of $100 or more	542,036	372,356
Other interest-bearing	669,071	534,365

Total deposits	2,383,953	1,953,852
Short-term borrowings	222,422	217,518
Long-term borrowings	327,167	254,521
Other liabilities	58,688	23,114

TOTAL LIABILITIES	2,992,230	2,449,005
Commitments and contingent liabilities (See Note 8)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 20,649,165 and 17,794,289 respectively	20,649	17,794
Additional paid-in capital	206,582	135,054
Retained earnings	102,815	88,355
Accumulated other comprehensive income (loss)	(4,956)	(5,729)

TOTAL SHAREHOLDERS’ EQUITY	325,090	235,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,317,320	$2,684,479

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans:
Taxable	$43,488	$32,731	$116,903	$92,333
Tax-exempt	98	105	299	311
Interest and dividends on securities:
Taxable	5,909	6,710	18,269	20,089
Tax-exempt	1,385	1,107	3,809	3,327
Dividends on regulatory stock	314	298	941	1,151
Interest on loans held for sale	77	44	150	109
Interest on federal funds sold and other short-term investments	56	40	165	271

Total interest income	51,327	41,035	140,536	117,591
INTEREST EXPENSE
Interest on deposits	19,790	14,901	54,491	39,283
Interest on short-term borrowings	2,648	2,418	6,930	6,427
Interest on long-term borrowings	4,191	2,899	10,521	10,203

Total interest expense	26,629	20,218	71,942	55,913
NET INTEREST INCOME	24,698	20,817	68,594	61,678
Provision for loan losses	723	950	1,913	2,203

Net interest income after provision for loan losses	23,975	19,867	66,681	59,475

NON-INTEREST INCOME
Service charges on deposit accounts	5,408	4,946	15,034	14,037
Other service charges and fees	1,286	976	3,623	3,216
Debit card income-interchange	1,136	809	3,095	2,347
Trust income	588	576	1,804	1,766
Net securities gains (losses)	219	(13)	441	(12)
Gain on sale of other assets	(5)	(39)	594	87
Cash surrender value life insurance	633	870	1,545	1,744
Other	1,122	1,081	3,397	3,199

Total non-interest income	10,387	9,206	29,533	26,384
NON-INTEREST EXPENSE
Salaries and employee benefits	11,319	10,003	33,777	30,426
Occupancy	2,474	1,971	6,969	6,039
Equipment	832	898	2,478	2,599
Professional fees	1,073	614	3,103	2,096
Communication and transportation	1,490	1,235	3,964	3,715
Processing	690	518	1,824	1,564
Software	488	426	1,454	1,238
Marketing	627	507	1,785	1,559
Low income housing project losses	635	555	1,758	1,812
Amortization of intangible assets	454	233	1,106	699
Other	2,160	1,639	6,061	5,270

Total non-interest expense	22,242	18,599	64,279	57,017

Income before income taxes	12,120	10,474	31,935	28,842
Income tax expense	2,914	2,274	7,040	6,695

NET INCOME	$9,206	$8,200	$24,895	$22,147

Earnings per share:
Basic	$0.45	$0.47	$1.28	$1.27
Diluted	0.45	0.46	1.27	1.26

Weighted average shares outstanding:
Basic	20,527	17,589	19,523	17,496
Diluted	20,545	17,752	19,583	17,644

Dividends per share	$0.18	$0.17	$0.53	$0.50
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$9,206	$8,200	$24,895	$22,147

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain arising in period (net of tax of $1,961, $4,299, $647 and $85, respectively)	2,808	6,162	970	215
Reclassification of realized amounts (net of tax of $(89), $5, $(179) and $5, respectively)	(131)	8	(263)	7

Net unrealized gain on securities	2,677	6,170	707	222

Unrealized gain on derivative hedging instruments arising in period (net of tax of $82, $39, $42 and $39, respectively)	123	57	66	57

Net unrealized gain, recognized in other comprehensive income	2,800	6,227	773	279

Comprehensive income	$12,006	$14,427	$25,668	$22,426

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2006	17,794,289	$17,794	$135,054	$88,355	$(5,729)	$235,474

Net income	—	—	—	24,895	—	24,895
Cash dividend declared ($0.53 per share)	—	—	—	(10,435)	—	(10,435)
Repurchase of outstanding shares	(404,450)	(404)	(9,152)	—	—	(9,556)
Change, net of tax, in unrealized gain (loss) on:
Securities	—	—	—	—	707	707
Interest rate swaps	—	—	—	—	66	66
Exercise of stock options	29,761	30	321	—	—	351
Issuance of stock for acquisition	3,149,157	3,149	79,296	—	—	82,445
Grant of restricted stock, net of forfeitures	80,408	80	(80)	—	—	—
Stock-based compensation expense	—	—	1,143	—	—	1,143

BALANCE AT SEPTEMBER 30, 2007	20,649,165	$20,649	$206,582	$102,815	$(4,956)	$325,090

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,895	$22,147
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,020	4,530
Provision for loan losses	1,913	2,203
Net securities (gains) losses	(441)	12
(Gain) loss on sale of premises and equipment	—	(77)
(Gain) loss on sale of other real estate owned	(27)	(10)
(Gain) loss on sale of other assets	12	—
Gain on sale of mortgage servicing rights	(576)	—
Loss on low-income housing investments	1,684	1,812
Increase (decrease) in deferred taxes	(43)	1,547
Net gain on sale of loans held for sale	(572)	(444)
Proceeds from sale of loans held for sale	61,008	44,794
Origination of loans held for sale	(65,383)	(45,227)
Change in other operating	5,111	4,287

Net cash flows provided by operating activities	32,601	35,574

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	89,682	93,987
Proceeds from sales of securities available for sale	51,668	282
Purchase of securities available for sale	(28,852)	(49,868)
Purchase of bank owned life insurance	(13,628)	—
Decrease in loans made to customers	(81,403)	(54,806)
Purchase of premises and equipment	(2,411)	(418)
Proceeds from sale of premises and equipment	—	125
Proceeds from sale of other real estate owned	832	386
Acquisition of Prairie Financial Corp, net of cash acquired	(34,533)	—

Net cash flows used in investing activities	(18,645)	(10,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(39,776)	183,362
Excess income tax benefit from employee stock-based awards	10	—
Net increase (decrease) in short-term borrowed funds	14	(84,450)
Proceeds from long-term borrowings	161,619
Repayment of long-term borrowings	(114,299)	(114,702)
Repurchase of common stock	(9,556)	—
Dividends paid	(9,743)	(8,574)
Proceeds from exercise of stock options	351	4,204

Net cash flows used in financing activities	(11,380)	(20,160)

Net increase in cash and cash equivalents	2,576	5,102

Cash and cash equivalents at beginning of period	69,398	62,755

Cash and cash equivalents at end of period	$71,974	$67,857

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized (gain) loss on securities available for sale	$(1,149)	$133
Change in deferred taxes attributable to securities available for sale	510	(90)
Change in fair value of derivative hedging instruments, net of tax	66	57
Other real estate acquired in settlement of loans	3,935	791
Dividends declared and not paid	3,717	3,010
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries. As used in this report, the words “we”, “us”, and “our” refer to Integra Bank Corporation and its subsidiaries. At September 30, 2007, our consolidated subsidiaries consisted of Integra Bank N.A. (the “Bank”) and a reinsurance company. We also controlled four statutory business trusts, which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at January 1, 2007. FIN 48 was effective for us beginning on January 1, 2007, and did not impact our financial statements. We have no material unrecognized tax benefits and do not anticipate any increase in unrecognized benefits for the remainder of 2007. We file a consolidated U.S. federal income tax return with our subsidiaries and returns in the state of Indiana and other states in conformity with those states filing status requirements. These returns are subject to examination by taxing authorities for all years after 2003.

In September 2006, the FASB ratified the EITFs consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender values (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual polices are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by an individual-life policy. This Issue was effective for us beginning on January 1, 2007, and did not have a material impact on our financial statements.
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
In March, 2007, the FASB ratified the EITFs consensus on Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. The objective of EITF 06-10 is to determine when and at what amount to recognize the assets, liability and related compensation costs for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods. This issue is effective for us in 2008. We are in the process of evaluating the impact, if any, the adoption of Issue 06-10 will have on our financial statements.
STOCK-BASED COMPENSATION:
On April 18, 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs). All options granted under the current plan or any predecessor stock-based incentive plans (the “Plans”) have a termination period of ten years from the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards may be granted under the prior plans. Under the 2007 Plan, at September 30, 2007, there were 400,707 shares available for the granting of additional awards.
In 1999, we granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of any Plans, in connection with the employment of our Chairman, President and CEO. Such options are vested and must be exercised within ten years. At September 30, 2007, all 31,500 options remained outstanding.

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
On January 1, 2006, we adopted SFAS 123(R). The revised standard eliminated the intrinsic value method of accounting required under APB 25. We adopted SFAS 123(R) using the modified prospective method of adoption, which does not require restatement of prior periods. Under this method, compensation expense for all share-based awards granted in or after 2006 is based on the grant date fair value of the stock grants less estimated forfeitures. At year end 2005, all stock options outstanding were fully vested. The amortized stock options and restricted stock expense is included in the statement of changes in shareholders’ equity as stock-based compensation expense.
We typically consider granting stock-based awards to employees annually during the second quarter. A summary of the status of the options and SARs granted under the Plans for the nine months ended September 30, 2007, is presented below:

		Weighted Average
	Shares	Exercise Price

Options/SARs outstanding at December 31, 2006	1,266,511	$21.91
Options/SARs granted	175,964	20.71
Options/SARs exercised	(29,761)	11.80
Options/SARs forfeited/expired	(7,882)	22.75

Options/SARs outstanding at September 30, 2007	1,404,832	$21.97

Options/SARs exercisable at September 30, 2007	1,081,031	$21.55
The options and SARS outstanding at September 30, 2007, had a weighted average remaining term of 6.2 years and an aggregate intrinsic value of $236, while the options and SARS that were exercisable at September 30, 2007, had a weighted average remaining term of 5.4 years and an aggregate intrinsic value of $236. As of September 30, 2007, there was $1,097 of total unrecognized compensation cost related to the stock options and SARS granted after the adoption of SFAS 123(R). Compensation expense for options and SARS for the three and nine months ended September 30, 2007, was $145 and $425, compared to $109 and $147 for the three and nine months ended September 30, 2006.
During the nine months ended September 30, 2007, 29,761 stock options with an intrinsic value of $27 were exercised. We received $351 for these exercises and approximately $10 of tax benefit was realized.
A previous plan permitted the award of up to 300,000 shares of restricted stock. The majority of shares vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares granted in 2007 were granted from the 2007 Plan, which permits the award of up to 450,000 shares of restricted stock or SARs. The majority of shares from the 2007 Plan vest equally over a four-year period.

A summary of restricted shares that were granted, vested or forfeited during the nine months ended September 30, 2007, follows below:

September 30,
2007
Shares

Restricted shares outstanding, December 31, 2006	62,865
Shares granted	90,424
Shares vested	(27,395)
Shares forfeited	(10,016)

Restricted shares outstanding, September 30, 2007	115,878

Weighted-average fair value per share at date of grant	$22.86
Consistent with the provisions of SFAS No. 123(R), we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. As of September 30, 2007, there was $90 of unamortized restricted stock compensation related to outstanding restricted stock awards prior to 2006. Of this unamortized expense, $38, and $52 are expected to be expensed in 2007 and 2008, respectively. For restricted stock awards granted prior to the adoption of SFAS 123(R), we recognize compensation expense over the full vesting period. As of September 30, 2007, there was $1,577 of total unrecognized compensation cost related to the unvested restricted stock granted after the adoption of SFAS 123(R). The cost is expected to be recognized over a weighted-average period of 3.1 years. Compensation expense for restricted stock for the three and nine months ended September 30, 2007, was $194 and $540, compared to $105 and $262 for the three and nine months ended September 30, 2006, respectively.
NOTE 2. BUSINESS COMBINATIONS
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
The total purchase price, based on the price of our stock on October 4, 2006, the date the purchase price was agreed to, was $118,487 including $1,291 in direct acquisition costs. Goodwill of approximately $78,818 was recorded, as were core deposit and other intangible assets of $6,380. The core deposit and customer relationship intangibles are being amortized over ten and five year periods, respectively, using an accelerated method. These intangibles, as well as goodwill, are being deducted for tax purposes over 15 years using the straight line method. Goodwill, for accounting purposes, is not amortized, but rather evaluated for impairment. The customer relationship intangible asset was determined utilizing a method that discounts the cash flows related to future loan relationships that are expected to result from referrals from existing customers. Estimated cash flows were determined based on estimated future net interest income resulting from these relationships, less a provision for loan losses, non-interest expense, income taxes and contributory asset charges.
The results of the operations of the acquired entity are included in the unaudited consolidated statements of income from the acquisition date forward. There are no contingent payments, options or commitments specified in the merger agreement that would result in any further consideration to Prairie’s stockholders.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. We are still in the process of finalizing adjustments to income taxes, including Prairie’s built-in gains tax, and recorded goodwill; therefore, these amounts are subject to change.

Securities available for sale	$86,409
Loans, net	428,213
Goodwill	78,818
Core deposit and other intangibles	6,380
Other assets	27,240

Total assets acquired	$627,060

Deposits	$469,745
Other liabilities	38,828

Total liabilities assumed	$508,573

Net assets acquired	$118,487
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

	Nine Months Ended	Six Months Ended	Year Ended
	September 30, 2007	June 30, 2007	December 31, 2006

Net interest income	$74,686	$49,094	$102,901
Non-interest income	30,395	19,637	38,050

Total Revenue	$105,081	$68,731	$140,951

Net income	$24,276	$15,916	$25,146

Basic earnings per share	$1.24	$0.84	$1.22
Diluted earnings per share	1.24	0.83	1.21
On September 13, 2007, we announced that we had entered into a definitive agreement to merge with Peoples Community Bancorp, Inc. of Cincinnati, Ohio (“Peoples”). Peoples is the holding company for Peoples Community Bank, a federally chartered stock savings bank, with 19 offices and 24 ATMs in the Greater Cincinnati metropolitan area. Under the terms of the merger agreement, which has been approved by our and Peoples’ boards of directors, each share of Peoples stock will be converted into the right to receive 0.6175 shares of our common stock and $6.30 in cash. Based upon our closing price on September 12, 2007, of $18.45 per share, the merger consideration is equivalent to $17.69 per share of Peoples common stock or $85.6 million in total. We will also pay approximately $0.7 million for Peoples stock options.
This transaction is expected to close in the first quarter of 2008, pending Peoples’ shareholder approval, regulatory approvals and other customary closing conditions. Based upon financial data for us and Peoples as of September 30, 2007, the combined company will have approximately $4.2 billion in total assets, $3.1 billion in deposits and $3.0 billion in loans.

NOTE 3. EARNINGS PER SHARE
The calculation of earnings per share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$9,206	$8,200	$24,895	$22,147

Weighted average shares outstanding — Basic	20,527,189	17,588,933	19,522,590	17,495,602
Incremental shares related to stock compensation	17,858	163,194	60,243	148,007

Average shares outstanding — Diluted	20,545,047	17,752,127	19,582,833	17,643,609

Earnings per share — Basic	$0.45	$0.47	$1.28	$1.27
Effect of incremental shares related to stock compensation	—	0.01	0.01	0.01

Earnings per share — Diluted	$0.45	$0.46	$1.27	$1.26

On September 30, 2007, vested options to purchase 1,112,531 shares of our common stock were outstanding. The calculations in the table above exclude options that could potentially dilute basic earnings per share in the future, but were antidilutive for the periods presented. The number of options excluded was 1,237,866 and 683,072, respectively, for three and nine months ended September 30, 2007. The number of options excluded was 348,509 for both the three and nine months ended September 30, 2006.
NOTE 4. SECURITIES
All investment securities are held as available for sale. Amortized cost and fair value of securities classified as available for sale as of September 30, 2007, and December 31, 2006, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2007:
U.S. Government agencies	$16,175	$70	$10	$16,235
Mortgage-backed securities	127,653	483	1,214	126,922
Collateralized Mortgage Obligations	272,856	186	6,755	266,287
States & political subdivisions	107,446	1,843	283	109,006
Other securities	72,617	403	2,086	70,934

Total	$596,747	$2,985	$10,348	$589,384

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2006:
U.S. Government agencies	$16,175	$24	$34	$16,165
Mortgage-backed securities	135,885	265	2,520	133,630
Collateralized Mortgage Obligations	322,666	68	9,317	313,417
States & political subdivisions	73,580	2,566	3	76,143
Other securities	74,924	560	121	75,363

Total	$623,230	$3,483	$11,995	$614,718

The following table provides the unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2007:

	Less than 12 Months		12 Months or More		Total
September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$—	$—	$766	$10	$766	$10
Mortgage-backed securities	8,621	64	74,697	1,150	83,318	1,214
Collateralized Mortgage Obligations	2,868	89	244,330	6,666	247,198	6,755
State & political subdivisions	24,200	282	168	1	24,368	283
Other securities	47,818	2,020	2,359	66	50,177	2,086

Total	$83,507	$2,455	$322,320	$7,893	$405,827	$10,348

During the third quarter of 2007, we sold 7,831 shares of Mastercard Class B common stock for $1,038 by converting those shares to Class A shares and then selling them through a voluntary program offered by MasterCard Incorporated. We received these shares in 2006 as a result of Mastercard’s public offering, which resulted in its stock being listed on the New York Stock Exchange. Prior to the third quarter of 2007, these shares did not have a readily determinable fair value and were carried at cost.
On September 24, 2007, we also sold securities with a book value of $15,835 for $15,016, resulting in a loss on the sale of $819. Prior to this sale, we had the ability and the intention to hold all of our securities that had a fair value below cost until maturity. In the third quarter, we conducted a comprehensive review of our securities available for sale portfolio. The review was the result of the changing economic landscape from recent events surrounding the mortgage industry, recent statements and actions by the Federal Open Market Committee (in particular, the decision to lower the Fed funds target rate in mid September 2007), and our desire to position the securities portfolio (liquidity, interest rate risk, and earnings) over the long term.
The sale of these securities and purchase of $17,698 of new securities helped ensure that our overall interest rate risk position stayed within policy requirements of our Capital Markets Risk Policy which considers our ability to fund our liabilities, the duration of our loan portfolio and the model or target duration of our asset mix. The impairment recognized during the third quarter was solely due to interest rates; it was expected that the securities would have fully recovered their value if held to maturity.
At September 30, 2007, the market value of every security held by us was at least 90% of its book value, with the differences being primarily attributable to changes in interest rates. The average duration of our securities portfolio was 3.0 years at September 30, 2007. It is our present intention to hold the remaining securities until full recovery.
NOTE 5. INCOME TAXES
The components of income tax expense for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Federal income tax computed at the statutory rates	$4,241	$3,666	$11,177	$10,095
Adjusted for effects of:
Tax refunds	—	—	(886)	—
Tax exempt interest	(472)	(378)	(1,295)	(1,135)
Nondeductible expenses	91	65	238	175
Low income housing credit	(622)	(562)	(1,662)	(1,766)
Cash surrender value of life insurance policies	(214)	(304)	(526)	(610)
Dividend received deduction	(46)	(54)	(142)	(162)
State taxes, net of federal tax benefit	1	76	77	216
Other differences	(65)	(235)	59	(118)

Total income taxes	$2,914	$2,274	$7,040	$6,695

During the first quarter, we received notification from the Internal Revenue Service (IRS) that the Congressional Joint Committee on Taxation had completed their review of the results of the audit of us prepared by the IRS Office of Appeals, agreeing with their conclusions. At that point, it became more likely than not that we would receive the refunds related to affirmative adjustments requested during the audit, as well as interest income on the refunds related to those adjustments. We recorded total refunds of $886 and related interest income of $152. During the second quarter of 2007, we received $164 of the refunds and $30 of the interest income. We expect to receive the remainder of the refunds during the fourth quarter of 2007.

NOTE 6. SHORT-TERM BORROWINGS
Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, FHLB advances with maturities less than one year and other short-term borrowings. We currently have an unsecured revolving line of credit for $15,000 with the entire amount available at September 30, 2007.

	September 30,	December 31,
	2007	2006

Federal funds purchased	$55,000	$45,700
Securities sold under agreements to repurchase	92,422	131,818
Short-term Federal Home Loan Bank advances	75,000	40,000

Total short-term borrowed funds	$222,422	$217,518

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure FHLB advances. At September 30, 2007, we had sufficient collateral pledged to satisfy the FHLB’s requirements.

NOTE 7. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	September 30,	December 31,
	2007	2006
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 4.71% and 2.64% as of September 30, 2007 and December 31, 2006, respectively)	$86,015	$102,500
Amortizing and other advances (weighted average rate of 5.28% and 5.55% as of September 30, 2007 and December 31, 2006, respectively)	2,010	3,079

Total FHLB Advances	88,025	105,579

Securities sold under repurchase agreements with maturities	115,000	75,000
at various dates through 2008 (weighted average fixed rate of 3.70% and 2.78% as of September 30, 2007 and December 31, 2006, respectively)

Notes payable, secured by equipment, with a fixed interest rate of 7.26%,	5,088	5,817
due at various dates through 2012

Term note, with an interest rate equal to three-month LIBOR plus 0.875%,	20,000	—
with a maturity date of April 1, 2012

Subordinated debt, unsecured, with a floating interest rate equal to three-	10,000	10,000
month LIBOR plus 3.20%, with a maturity date of April 24, 2013

Subordinated debt, unsecured, with a floating interest rate equal to three-	4,000	4,000
month LIBOR plus 2.85%, with a maturity date of April 7, 2014

Floating Rate Capital Securities, with an interest rate equal to six-month	18,557	18,557
LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011 at par

Floating Rate Capital Securities, with an interest rate equal to three-month	35,568	35,568
LIBOR plus 3.10%, with a maturity date of June 26, 2033 and callable effective June 26, 2008 at par

Floating Rate Capital Securities, with an interest rate equal to three-month	10,310	—
LIBOR plus 1.70% with a maturity date of December 15, 2036 and callable effective December 15, 2011 at par

Floating Rate Capital Securities, with an interest rate equal to three-month	20,619	—
LIBOR plus 1.57%, with a maturity date of June 30, 2037 and callable effective June 30, 2012 at par

Total long-term borrowings	$327,167	$254,521

The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, upon the payment of a call premium, based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 4.6125% at July 25, 2008, 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized issuance costs for these securities were $460 at September 30, 2007.
The floating rate capital securities callable at par on June 26, 2008, and quarterly thereafter may be called prior to that date at a premium of 7.5% of the outstanding principal balance. Unamortized issuance costs for these securities were $897 at September 30, 2007.
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
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	September 30,	December 31,
	2007	2006
Commitments to extend credit	$717,024	$570,421

Standby letters of credit	17,144	17,535

Non-reimbursable standby letters of credit	2,240	2,380
NOTE 9. INTEREST RATE CONTRACTS
During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 6.07% at September 30, 2007. The swap expires on or prior to January 5, 2016, and had a notional amount of $6,120 at September 30, 2007.
During the second quarter of 2006, we initiated an interest rate protection program in which we earn fee income from providing our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements, we enter into a variable or fixed rate loan agreement with our customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. We then enter into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no net earnings impact.
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
During the second quarter of 2007, we entered into four interest rate swap agreements with a total notional amount of $19,346 to convert fixed rate callable brokered deposits acquired in the Prairie acquisition to a variable rate. The rate swaps are designated as fair value hedges. The first swap requires us to pay a variable rate based on one-month LIBOR and receive a fixed rate of 4.25%. The variable rate paid was 4.20% at September 30, 2007. This swap expires on or prior to June 30, 2010, and had a notional amount of $4,822 at September 30, 2007. The second swap requires us to pay a variable rate based on one-month LIBOR and receive a fixed rate of 4.50% until November 21, 2007, which is the first of two dates at which the fixed rate increases. The variable rate paid was 4.35% at September 30, 2007. This swap expires on or prior to May 21, 2009, and had a notional amount of $5,000 at September 30, 2007. The third swap requires us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 5.00%. The variable rate paid was 4.41% at September 30, 2007. This swap expires on or prior to June 24, 2015, and had a notional amount of $4,665 at September 30, 2007. The fourth swap requires us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 4.50% until December 30, 2007, which is the first of two dates at which the fixed rate increases. The variable rate paid was 4.46% at September 30, 2007. This swap expires on or prior to June 30, 2015, and had a notional amount of $4,859 at September 30, 2007.
As a part of the Prairie acquisition, we acquired two free-standing floors with notional amount of $10,000 each. The first floor has a carrying value of $43 at September 30, 2007, a strike rate of 7.50%, and a maturity date of January 23, 2009. The second floor has a carrying value of $140 at September 30, 2007, a strike rate of 7.50%, and a maturity date of January 23, 2011. Changes in the market values are recorded in other income on the income statement.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.
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

For three months ended September 30, 2007	Banking	Other	Total
Interest income	$51,257	$70	$51,327
Interest expense	24,263	2,366	26,629

Net interest income (loss)	26,994	(2,296)	24,698
Provision for loan losses	723	—	723
Other income	10,311	76	10,387
Other expense	21,965	277	22,242

Earnings before income taxes	14,617	(2,497)	12,120

Income tax expense (benefit)	3,842	(928)	2,914

Net income	$10,775	$(1,569)	$9,206

For nine months ended September 30, 2007	Banking	Other	Total
Interest income	$140,344	$192	$140,536
Interest expense	65,854	6,088	71,942

Net interest income (loss)	74,490	(5,896)	68,594
Provision for loan losses	1,913	—	1,913
Other income	29,270	263	29,533
Other expense	63,329	950	64,279

Earnings before income taxes	38,518	(6,583)	31,935

Income tax expense (benefit)	9,506	(2,466)	7,040

Net income	$29,012	$(4,117)	$24,895

Segment assets	$3,309,093	$8,227	$3,317,320

For three months ended September 30, 2006	Banking	Other	Total
Interest income	$40,983	$52	$41,035
Interest expense	18,710	1,508	20,218

Net interest income (loss)	22,273	(1,456)	20,817
Provision for loan losses	950	—	950
Other income	9,155	51	9,206
Other expense	18,313	286	18,599

Earnings before income taxes	12,165	(1,691)	10,474

Income tax expense (benefit)	2,875	(601)	2,274

Net income	$9,290	$(1,090)	$8,200

For nine months ended September 30, 2006	Banking	Other	Total
Interest income	$117,446	$145	$117,591
Interest expense	51,660	4,253	55,913

Net interest income (loss)	65,786	(4,108)	61,678
Provision for loan losses	2,203	—	2,203
Other income	26,150	234	26,384
Other expense	56,012	1,005	57,017

Earnings before income taxes	33,721	(4,879)	28,842

Income tax expense (benefit)	8,551	(1,856)	6,695

Net income	$25,170	$(3,023)	$22,147

Segment assets	$2,703,797	$7,509	$2,711,306

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
Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions, either national or in the markets in which we do business, are less favorable than expected; (2) changes in the interest rate environment that reduce net interest margin; (3) charge-offs and loan loss provisions; (4) our ability to maintain required capital levels and adequate sources of funding and liquidity; (5) changes and trends in capital markets; (6) significantly increased competitive pressures among depository institutions; (7) effects of critical accounting policies and judgments; (8) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (9) legislative or regulatory changes or actions, or significant litigation that adversely affects us or the business in which we are engaged; (10) our ability to attract and retain key personnel; (11) risks relating to our proposed merger with Peoples Community Bancorp, Inc. (“Peoples”), including difficulties in combining the operations of the two companies; (12) our ability to secure confidential information through the use of computer systems and telecommunications network; and (13) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity, and other factors described in our periodic reports filed with the SEC. We undertake no obligation to revise or update these risks, uncertainties and other factors except as may be set forth in our periodic reports.
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
During the third quarter of 2007, we continued to make progress in achieving our goals of increasing franchise value, while generating an acceptable level of earnings growth. The key components of our plan are to:
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
•
Improve operating leverage (which is the difference between percentage growth in total revenue less percentage growth in non-interest expense) by reducing expenses in lower growth and lower profitability lines of business and by investing in higher growth and higher return lines of business; and

•	Allocate capital to the most profitable uses to increase total shareholder returns, and return excess capital to shareholders through dividends and stock repurchases.
Third quarter 2007 net income was $9,206, an increase of $1,006, or 12.3% over the third quarter of 2006, and an increase of $873, or 10.5%, over the second quarter 2007. Earnings per diluted share were $.45 and $.46 for the third quarters of 2007 and 2006, respectively. Net income and earnings per diluted share were $24,895 or $1.27 for the nine months ended September 30, 2007, as compared to $22,147, or $1.26 for the nine months ended September 30, 2006.

Return on assets and return on equity were 1.13% and 11.34%, respectively, for the third quarter of 2007, compared to 1.19% and 14.06% for the third quarter of 2006.
The third quarter of 2007 was highlighted by the following items:
•
The integration of Prairie Financial Corporation was completed. We completed the acquisition of Prairie Financial Corporation (“Prairie”) which we had acquired the beginning of the second quarter. Prairie had five offices which now represent our Chicago region.

•
Commercial loan average balances grew $75,991 or 21.2% annualized. The third quarter growth came primarily from the commercial real estate line of business and the commercial lending group in our Cincinnati market. Higher yielding commercial loan average balances were 52.1% of earning assets for the third quarter of 2007, compared to 49.7% for the second quarter of 2007 and 42.3% for the first quarter of 2007. The strong growth in commercial loans was supplemented by growth in direct consumer loans of $4,808, or 12.1% annualized, and more than offset planned declines in lower yielding indirect consumer and residential mortgage loans.

•
Net interest income increased $1,131 from the second quarter of 2007, while the margin increased 12 basis points to 3.52%. The increase in yield on earning assets of 18 basis points was driven by the improved asset mix and higher yields on commercial loans. An increase in the cost of interest bearing liabilities of only 5 basis points was driven by a shift in funding from higher rate retail certificates to lower costing wholesale repurchase agreements and Federal Home Loan Bank advances, slightly offset by higher money market and savings rates. We were able to reprice higher cost retail certificates of deposit that matured from the Chicago region elsewhere in our footprint at lower rates.

•
Net charge-offs remained low, totaling 13 basis points for the third quarter of 2007 and 17 basis points for the nine months ended September 30, 2007. The provision for loan losses was $723, or $11 more than net charge-offs. The allowance coverage to total loans decreased 4 basis points to 1.15%, while the allowance to non-performing loans decreased from 192% to 165%. The increase in non-performing loans of $2,275 was due almost entirely to non-performing loans to customers in the Chicago region, and in particular, the residential builders’ portfolio, which consists principally of loans for the construction of single-family residences and small condominium projects. The risk in our non-performing loan portfolio is granular, with no individual loan exceeding $1,250 and only three exceeding $500.

•
Operating leverage was 3.0%, reflecting that revenue growth was outpacing expense growth from the second quarter of 2007. The $1,131 increase in net interest income contributed to an increase in total revenue of $1,587, or 4.7%, outpacing an increase in non-interest expense of $372 or 1.7%. This positive operating leverage reflects good core expense control and revenue growth, as well as the positive leverage from integrating the Chicago operations we acquired in our acquisition of Prairie in April 2007.

•
Non-interest income increased $456, or 4.6%, from the second quarter of 2007. The increase included increases in net securities gains of $163, life insurance income of $135 and annuity income of $103. Deposit service charges were $5,408 for both the second and third quarters of 2007.

•
Non-interest expense was stable compared to the second quarter of 2007, increasing only $372, or 1.7%. A decline in personnel expenses of $374 was offset by increases in professional fees of $180, postage and courier of $145, low income housing investment losses of $129 and loan expense of $106.

On September 13, 2007, we entered into a definitive agreement to merge with Peoples. Peoples is the holding company for Peoples Community Bank, a federally chartered stock savings bank, with 19 offices and 24 ATMs in the Greater Cincinnati metropolitan area. The combined company expects to achieve total annual cost savings of approximately $5,100 pre-tax, of which 75% is expected to be achieved in 2008. The merger is expected to be one cent accretive to our earnings per share in 2008, excluding merger related expenses. This would be our second significant transaction within the past 12 months and we look forward to the opportunities that it will provide to us.
Lastly, we made progress during the third quarter on adding quality members to our commercial sales teams. In Chicago, we expanded beyond the niche commercial real estate lending business that Prairie had in Chicago by rolling out High Performance checking and successfully recruiting commercial and industrial lenders in that market. We were also able to add to our Evansville, Indiana commercial banking team during the third quarter by recruiting a senior lender and team leader. This follows our recruitment of a new Evansville commercial manager earlier this year.
In summary, we believe that our results for the third quarter indicate continued solid progress on the goals of our three year plan. The quarter was marked by the announcement of the Peoples acquisition, sales and product integration in our Chicago region, ongoing improvement in our earning asset mix, continued solid commercial loan growth, positive operating leverage, controlled expenses and stable credit quality.

CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, with the exception of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which is discussed in Note 1 to the accompanying financial statements.
NET INTEREST INCOME
Net interest income was $24,698 for the three months ended September 30, 2007, compared with $20,817 for the same period in 2006 and $68,594 and $61,678 for the nine months ended September 30, 2007 and 2006, respectively. The net interest margin for the three months ended September 30, 2007, was 3.52%, compared to 3.41% for the same three months of 2006, while the margin for the nine months ended September 30, 2007, was 3.47%, compared to 3.39% for the nine months ended September 30, 2006.
The primary components of the changes in margin and net interest income to the third quarter of 2007 from the third quarter of 2006 were as follows:
•
Continued improvement in our earning asset mix in each of the four quarters since the third quarter of 2006 contributed positively to both the net interest margin and net interest income. Total average commercial loans represented 52.1% of earning assets for the third quarter of 2007, compared to 40.6% for the third quarter of 2006, evidencing the improvement in our mix of earning assets to higher yielding assets. The yield during the third quarter of 2007 for commercial loans of 7.98% was 31 basis points higher than the yield on total loans of 7.67%, and 270 basis points higher than the yield on investment securities of 5.28%. Average yields for consumer and residential mortgage loans were 7.46% and 6.46%, respectively. Securities balances declined $48,313 from the third quarter of 2006, or 7.3%. Lower yielding indirect consumer loans and residential mortgage loan balances declined $22,231 or 17.1% and $48,302 or 13.4%, respectively, from the third quarter of 2006. We have not originated any indirect consumer loans since December 2006.

•
The increase in earning asset yields of 56 basis points to 7.19% was due largely to higher average loan yields, which increased 46 basis points to 7.67% from 7.21%, and were driven by an increase in commercial loan yields, including loan fees, of 39 basis points to 7.98%. The increases in yields for commercial, and to a lesser extent residential mortgage and consumer loans continued to reflect, consistent increases in market interest rates which resulted in changes to our pricing for new loans and upward interest rate adjustments on existing variable rate products.

•
The increase in funding costs of 47 basis points to 4.07% was due to several items. The Chicago market acquisition and higher market interest rates increased costs for money market accounts, retail certificates of deposit, savings accounts and short-term borrowings. Long-term borrowing costs increased 121 basis points from the third quarter of 2006 largely due to the replacement of $102,500 of funds that matured in March 2007. Additional debt incurred in the Prairie acquisition of $50,929 consisted of funds used to finance the cash portion of the Prairie consideration paid to Prairie stockholders and trust preferred debt assumed in the transaction priced at three-month LIBOR plus 0.875% to 1.70%, as well as $51,017 of Federal Home Loan Bank advances, costing 4.94% at September 30, 2007, and a higher level of retail certificates of deposit.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Three Months Ended September 30,	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:
Short-term investments	$4,591	$56	4.85%	$2,749	$40	5.89%
Loans held for sale	4,085	77	7.58%	2,366	44	7.32%
Securities	609,026	8,039	5.28%	657,339	8,433	5.13%
Regulatory Stock	26,138	314	4.80%	27,145	298	4.40%
Loans	2,238,572	43,639	7.67%	1,798,153	32,893	7.21%

Total earning assets	2,882,412	$52,125	7.19%	2,487,752	$41,708	6.63%

Allowance for loan loss	(26,244)			(21,155)
Other non-earning assets	376,750			258,044

TOTAL ASSETS	$3,232,918			$2,724,641

INTEREST-BEARING LIABILITIES:
Deposits
Savings and interest-bearing demand	$510,155	$1,307	1.02%	$488,656	$1,117	0.91%
Money market accounts	387,962	4,156	4.25%	293,638	2,933	3.96%
Certificates of deposit and other time	1,195,543	14,327	4.75%	989,754	10,851	4.35%

Total interest-bearing deposits	2,093,660	19,790	3.75%	1,772,048	14,901	3.34%

Short-term borrowings	211,344	2,648	4.90%	192,316	2,418	4.92%
Long-term borrowings	290,241	4,191	5.65%	255,530	2,899	4.44%

Total interest-bearing liabilities	2,595,245	$26,629	4.07%	2,219,894	$20,218	3.60%

Non-interest bearing deposits	284,002			253,749
Other noninterest-bearing liabilities and shareholders’ equity	353,671			250,998

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,232,918			$2,724,641

Interest income/earning assets		$52,125	7.19%		$41,708	6.63%
Interest expense/earning assets		26,629	3.67%		20,218	3.22%

Net interest income/earning assets		$25,496	3.52%		$21,490	3.41%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $745 and $616 for 2007 and 2006, respectively

Federal tax equivalent adjustments on loans are $53 and $57 for 2007 and 2006, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Nine Months Ended September 30,	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:

Short-term investments	$4,788	$165	4.59%	$7,939	$271	4.55%
Loans held for sale	2,892	150	6.96%	2,021	109	6.66%
Securities	618,452	24,129	5.20%	669,353	25,255	4.52%
Regulatory Stock	25,448	941	4.93%	30,513	1,151	4.51%
Loans	2,072,381	117,363	7.49%	1,774,591	92,812	6.93%

Total earning assets	2,723,961	$142,748	7.00%	2,484,417	$119,598	6.39%

Allowance for loan loss	(24,644)			(22,193)
Other non-earning assets	333,014			260,713

TOTAL ASSETS	$3,032,331			$2,722,937

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$505,102	$3,639	0.96%	$500,637	$3,091	0.83%
Money market accounts	360,007	11,208	4.16%	275,830	7,582	3.68%
Certificates of deposit and other time	1,128,473	39,644	4.70%	937,194	28,610	4.08%

Total interest-bearing deposits	1,993,582	54,491	3.65%	1,713,661	39,283	3.06%

Short-term borrowings	186,058	6,930	4.91%	181,478	6,427	4.66%
Long-term borrowings	260,578	10,521	5.32%	323,072	10,203	4.17%

Total interest-bearing liabilities	2,440,218	$71,942	3.94%	2,218,211	$55,913	3.36%

Non-interest bearing deposits	272,472			258,529
Other noninterest-bearing liabilities and shareholders’ equity	319,641			246,197

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,032,331			$2,722,937

Interest income/earning assets		$142,748	7.00%		$119,598	6.39%
Interest expense/earning assets		71,942	3.53%		55,913	3.00%

Net interest income/earning assets		$70,806	3.47%		$63,685	3.39%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $2,051 and $1,839 for 2007 and 2006, respectively

Federal tax equivalent adjustments on loans are $161 and $168 for 2007 and 2006, respectively.
NON-INTEREST INCOME
Non-interest income increased $1,181 to $10,387 for the third quarter of 2007, compared to $9,206 from the third quarter of 2006. The net increase was primarily attributable to:
•
An increase in deposit service charges of $462, or 9.3%, to $5,408. The increases in deposit service charges reflect continuing growth in the number of accounts, as well as a slight fee increase implemented in April 2007. The new Chicago region contributed $309 of deposit service charges.

•
An increase in debit card interchange income of $327, or 40.4%, to $1,136. This increase was driven by the increased number of transaction accounts, continuing customer preferences towards greater usage of debit cards as a method of payment, and activity from the accounts acquired in the Prairie acquisition.

•	An increase in annuity commissions of $220 or 124.6% to $397. The increase in annuity commissions is attributed to changes in customer preferences and improved sales efforts.
•
An increase in gains on sales of securities of $232. The net gain for the third quarter of 2007 of $219 included a gain on the sale of Mastercard stock of $1,038, less losses on sales of other securities of $819.

•
A decrease in bank owned life insurance income of $237. The third quarter of 2006 included settlement of a $448 death claim, while the third quarter of 2007 includes income on policies acquired in the Prairie acquisition, as well as additional policies purchased during the third quarter.

Non-interest income for the nine months ended September 30, 2007, was $29,533, an increase of $3,149, or 11.9%, from the nine months ended September 30, 2006. The primary components of the increase were increased deposit service charges of $997, or 7.1%, increased debit card interchange fees of $748, or 31.9%, the first quarter gain on the sale of the mortgage servicing portfolio of $555, securities gains of $441, annuity commissions of $206, or 27.5%, and $152 of interest income recognized during the first quarter on an income tax refund.
NON-INTEREST EXPENSE
Non-interest expense increased $3,643, or 19.6% to $22,242 for the quarter ended September 30, 2007, compared to $18,599 from the third quarter of 2006. The net increase was primarily attributable to:
•
The newly acquired Chicago region had $1,276 of direct expense during the third quarter, primarily in the area of personnel expense. One time merger integration related expenses, including travel, courier, programming, supplies, temporary signage, and other expense, were $65.

•
An increase in salaries and employee benefits expense of $1,316, or 13.2%, with salaries making up $1,003 of that amount. The net increase resulted primarily from salaries and benefits for employees who joined us from Prairie, as well as supplemental executive retirement plan expenses for certain officers from the Chicago region and additional health insurance and other company benefits. Stock-based compensation expense increased due to the adoption of FAS 123(R) in 2006. The expense associated with both the 2006 and 2007 grants is being amortized, while 2006 included only one year’s grant amortization. This added $125 to third quarter 2007 expense. The average number of full time equivalent employees for the third quarter of 2007 was 834 compared to 797 for the third quarter of 2006.

•	An increase in occupancy expense of $503, or 25.5% due primarily to the addition of the five Chicago banking centers.
•
Higher professional fees of $459, or 74.8%. A $190 increase in legal fees was attributed to several items including lower than normal legal expenses during the third quarter of 2006, higher collection costs, and legal expenses from the new Chicago region. The third quarter of 2007 also includes $65 of systems conversion related expenses attributable to the Prairie acquisition, $66 of ongoing Prairie related expenses and slightly higher internal audit, external audit and examination fees.

•	An increase in intangible asset amortization of $221. This increase is due to amortization of the core deposit and customer relationship intangible assets recorded as part of the Prairie acquisition.
•	An increase in postage and courier expenses of $183, due in part to the new Chicago region as well as the timing of direct mail marketing efforts.
•	An increase in processing expense of $159, again related primarily to costs incurred to process transactions for the new Chicago region.
Non-interest expense for the nine months ended September 30, 2007, was $64,279, an increase of $7,262 or 12.7% from the nine months ended September 30, 2006. The primary components of the increase were the addition of direct expenses for the new Chicago region of $2,674, merger integration related expenses of approximately $394, and higher intangible asset amortization related to the Prairie acquisition of $406. Higher occupancy expense of $930, or 15.4%, was due to expenses attributed to the Chicago region, as well as the leasing of additional space in the Cincinnati market. Professional fees increased $1,007, or 48.1%, primarily because of $567 of non-routine legal and professional expenses incurred in connection with collection activities. Stock-based compensation expense increased by $556 to $966, largely due to the addition of a second year of expense due to the adoption of SFAS No. 123(R). Salaries and employee benefits, exclusive of the increase in stock based compensation, increased $2,795 due primarily to the addition of the Chicago employees.

INCOME TAX EXPENSE
Income tax expense was $2,914 and $7,040 for the three and nine months ended September 30, 2007, respectively, compared to $2,274 and $6,695 for the same period in 2006.
During the first quarter, we received notification from the Internal Revenue Service (IRS) that the Congressional Joint Committee on Taxation had completed their review of the results of the audit of us prepared by the IRS Office of Appeals, agreeing with their conclusions. At that point, it became more likely than not that we would receive the refunds related to affirmative adjustments requested during the audit, as well as interest income on the refunds related to those adjustments. We recorded total refunds of $886 and related interest income of $152. During the second quarter of 2007, we received $164 of the refunds and $30 of the interest income. We expect to receive the remainder of the refunds during the fourth quarter of 2007.
The effective tax rate for the third quarter of 2007 was 24.0%, compared to 25.4% for the second quarter of 2007 and 21.7% for the third quarter of 2006. The effective tax rate for the nine months ended September 30, 2007, was 22.0%, compared to 23.2% for the nine months ended September 30, 2006. The tax rate for the nine months ended September 30, 2007, excluding the accrual of the income tax refund, would have been 24.8%. The 1.6% increase in the effective tax rate, exclusive of the accrual of the income tax refund, is due to the higher level of net and taxable income levels expected for 2007.
We continue to expect an effective tax rate of between 24% and 25% for all of 2007, based on our current projected levels of taxable income.
FINANCIAL POSITION
Total assets at September 30, 2007, were $3,317,320 compared to $2,684,479 at December 31, 2006.
SECURITIES
Investment securities available for sale were $589,384 at September 30, 2007, compared to $614,718 at December 31, 2006. All of our securities are currently held as “available for sale” and recorded at their fair market values. Due primarily to changes in the interest rate environment, the market value of securities available for sale on September 30, 2007, was $7,363 lower than the amortized cost, as compared to $8,512 lower at December 31, 2006 and $10,136 lower at September 30, 2006.
During the second quarter, we sold $36,598 of securities assumed in the Prairie acquisition in April and recorded a gain on the sale of $16. These securities were not required for liquidity purposes and were sold to improve our risk profile.
During the third quarter of 2007, we sold 7,831 shares of Mastercard Class B common stock for $1,038 by converting those shares to Class A shares and then selling them through a voluntary program offered by MasterCard Incorporated. We received these shares in 2006 as a result of Mastercard’s public offering. Prior to the third quarter of 2007, these shares did not have a readily determinable fair value and were carried at cost.
On September 24, 2007, we also sold securities with a book value of $15,835 for $15,016, resulting in a loss on the sale of $819. Prior to this sale, we had the ability and the intention to hold all of our securities that had a fair value below cost until maturity. In the third quarter, we conducted a comprehensive review of our securities available for sale portfolio. The review was the result of the changing economic landscape from recent events surrounding the mortgage industry, recent statements and actions by the Federal Open Market Committee (in particular, the decision to lower the Fed funds target rate in mid September 2007), and our desire to position the securities portfolio (liquidity, interest rate risk, and earnings) over the long term.
The sale of these securities and purchase of $17,698 of new securities helped ensure that our overall interest rate risk position stayed within policy requirements of our Capital Markets Risk Policy which considers our ability to fund our liabilities, the duration of our loan portfolio and the model or target duration of our asset mix. The impairment recognized during the third quarter was solely due to interest rates; it was expected that the securities would have fully recovered their value if held to maturity.
At September 30, 2007, the market value of every security held by us was at least 90% of its book value, with the differences being primarily attributable to changes in interest rates. The average duration of our securities portfolio was 3.0 years at September 30, 2007. It is our present intention to hold the remaining securities until full recovery.
We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

REGULATORY STOCK
Regulatory stock, defined as Federal Reserve Bank and FHLB stock, includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time-to-time, we purchase Federal Reserve Bank stock according to requirements set by the regulatory agency. The balance of regulatory stock was $29,187 at September 30, 2007, compared to $24,410 at December 31, 2006.
LOANS HELD FOR SALE
Loans held for sale represent less than 1% of total assets and increased to $6,711 at September 30, 2007, from $1,764 at December 31, 2006. Loans held for sale consist of residential mortgage loans sold to a third party and are valued at the lower of cost or market in the aggregate.
LOANS
Net loans at September 30, 2007, were $2,273,587 compared to $1,769,821 at December 31, 2006, an increase of $503,766, or 28.5%. The increase is mainly attributable to loans acquired from Prairie, which totaled $428,280 at closing. Of those loans, $383,060 were commercial, with the remainder being in the areas of consumer, home equity and residential mortgage. Commercial loan average balances for the third quarter of 2007 increased $75,991, or 21.1% on an annualized basis from the second quarter 2007 average. Consumer loans declined $3,812, or 3.5% annualized, and residential mortgage loans declined $26,895, or 31.3% on an annualized basis from the second quarter 2007 average. The growth in commercial loans during the third quarter came in the areas of commercial real estate and Cincinnati region commercial lending.
Increased balances in commercial real estate loans reflect high levels of commercial real estate construction loans, averaging maturities of less than 36 months. Higher yielding commercial loans increased to 52.1% of total earning assets at September 30, 2007, from 49.7% during the second quarter of 2007.
The balance of commercial and industrial loans originated by the Cincinnati commercial lending team, which began operations during the second quarter of 2006 was $97,808 at September 30, 2007.
The decrease in consumer loans during the third quarter of 2007 was in the area of indirect marine and recreational vehicle loans, a line of business we exited in December 2006. The average balance of these loans was $107,537 for the third quarter of 2007, a decline of $7,049 from the second quarter. The decline in indirect consumer loans was partially offset by an increase in direct consumer loans of $4,808, or 12.0% on an annualized basis.
Residential mortgage loan originations increased during the second and third quarters as we implemented a new strategy for mortgage processing, underwriting, closing and servicing functions. Under this strategy, we continue to originate residential mortgage loans, but then sell substantially all of these loans to a private label provider on a servicing-released basis. The cash flows obtained from the paydowns and payoffs of existing mortgage loans, as well as those from indirect consumer loans and securities, are used to originate higher yielding commercial loans and thus improve our mix of earning assets. Consistent with this strategy, we expect the balance of residential mortgage loans to continue to decline during 2007.

LOAN PORTFOLIO

	September 30,	December 31,
	2007	2006
Commercial, industrial and agricultural loans	$686,016	$568,841
Economic development loans and other obligations of state and political subdivisions	6,170	7,179
Lease financing	5,273	5,495

Total commercial	697,459	581,515
Commercial real estate
Commercial mortgages	301,472	180,249
Construction and development	581,878	260,314

Total commercial real estate	883,350	440,563

Residential mortgages	396,145	436,309
Home equity	143,082	132,704
Consumer loans	179,954	199,887

Total loans	2,299,990	1,790,978
Less: unearned income	2	2

Loans, net of unearned income	$2,299,988	$1,790,976

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
The weighted average FICO credit score of our residential mortgage portfolio, at September 30, 2007, exceeded 703, which is approximately 6.5% higher than the credit score considered to be subprime by our primary regulator. We have never had a strategy of originating subprime or Alt-A mortgages.
The allowance for loan losses was $26,401 at September 30, 2007, representing 1.15% of total loans, compared with $21,155 at December 31, 2006. The allowance for loan losses to non-performing loans ratio was 164.5%, compared to 239.0% at December 31, 2006. The provision for loan losses was $723 for the three months ended September 30, 2007, and $1,913 for the nine months ended September 30, 2007. This compares to $950 and $2,203 for the three and nine months ended September 30, 2006.
Net charge-offs of $712 included $312 of checking account, $252 of indirect consumer loan and $119 of residential mortgage net charge-offs, with the remainder coming from various loan categories. Annualized net charge-offs to average loans were 0.13% for the quarter, compared to 0.13% for the third quarter of 2006, and 0.17% for the nine months ended September 30, 2007.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning balance	$26,390	$21,043	$21,155	$24,392
Allowance associated with purchase acquisitions	—	—	5,982	—
Loans charged off	(1,074)	(933)	(3,785)	(6,538)
Recoveries	362	343	1,136	1,346
Provision for loan losses	723	950	1,913	2,203

Ending balance	$26,401	$21,403	$26,401	$21,403

Percent of total loans	1.15%	1.19%	1.15%	1.19%

Annualized % of average loans:
Net charge-offs	0.13%	0.13%	0.17%	0.39%
Provision for loan losses	0.13%	0.21%	0.12%	0.17%
Total non-performing loans at September 30, 2007, consisting of nonaccrual and loans 90 days or more past due, were $16,051, an increase of $7,198 from December 31, 2006, and $2,275 from June 30, 2007. Non-performing loans were 0.70% of total loans, compared to 0.49% at December 31, 2006. The increase in non-performing loans, as well as an increase in other real estate owned, was primarily due to non-performing loans acquired as part of the Prairie acquisition.
The increase in non-performing loans during the third quarter of 2007 is primarily in our residential builder portfolio, which consists of secured loans to residential builders located primarily in the Chicago region, and consisting principally of loans for the construction of single-family residences and small condominium projects. As a result of the recent downturn in the residential housing market, many of our customers in this business are experiencing a significant slow down in sales and corresponding increases in inventory. For those builders who have defaulted, we are adequately secured by residential real estate located in the Chicago area, with the majority having a loan to value percentage of 80% or less. The risk in our non-performing loans is granular, with only three loans exceeding $500 and one loan of $1,245.
Listed below is a comparison of non-performing assets.

	September 30,	December 31,
	2007	2006
Nonaccrual loans	$14,543	$8,625
90 days or more past due loans	1,508	228

Total non-performing loans	16,051	8,853
Other real estate owned	4,016	936

Total non-performing assets	$20,067	$9,789

Ratios:
Non-performing Loans to Loans	0.70%	0.49%
Non-performing Assets to Loans and Other Real Estate Owned	0.87%	0.55%
Allowance for Loan Losses to Non-performing Loans	164.48%	238.96%
DEPOSITS
Total deposits were $2,383,953 at September 30, 2007, compared to $1,953,852 at December 31, 2006, an increase of $430,101. The increase is mainly attributable to deposits assumed as part of the Prairie acquisition, which totaled $470,062 at the closing.
Average balances of deposits for the third quarter of 2007, as compared to the second quarter, included stable balances for non-interest bearing demand deposits, which declined $68, or less than 0.1%. Average balances increased for the quarter for money market accounts by $3,743 or 3.8% on an annualized basis. Retail certificates of deposit average balances declined $46,244, or 19.3% on an annualized basis, while public fund time deposits declined $10,795 or 28.2% annualized. Lower cost savings account balances declined $2,272, or 6.6% annualized, while NOW accounts declined $4,298, or 4.6% annualized. Average balances for deposits for the new Chicago region for the quarter were $31,698 for non-interest bearing deposits, $75,282 for money market accounts, $206,612 for retail certificates of deposit, $9,074 for public fund time deposits, and $19,853 and $10,731 for lower costing NOW account and savings deposit balances, respectively.

The pricing of retail certificates of deposit in the Chicago region is higher than that in our other markets. During the second and third quarters, the balance of certificates in the Chicago region declined as we were able to replace funds that matured with lower costing funds in other markets.
SHORT-TERM BORROWINGS
Short-term borrowings include federal funds purchased, short-term FHLB advances, and securities sold under repurchase agreements, which increased $4,904 from $217,518 at December 31, 2006, to $222,422 at September 30, 2007. Securities sold under repurchase agreements are collateralized transactions acquired in national markets as well as from our commercial customers as part of a cash management service.
At September 30, 2007, we had an unsecured, unused line of credit for $15,000 with another financial institution, available federal funds purchased lines of $360,000, and availability of approximately $645,707 under the Federal Reserve borrower in custody program.
LONG-TERM BORROWINGS
Long-term borrowings include FHLB advances, term notes, or other similar obligations. Included in long-term borrowings are $88,025 of FHLB advances to fund investments and loans and to satisfy other funding needs. This represents a decline of $17,554 compared to the balance at December 31, 2006. The decline is made up primarily of the maturity of $102,500 of fixed maturity advances, which cost 2.64%, as well as normal paydowns on amortizing advances, offset by $36,000 of new floating rate advances, maturing in even increments at March 2010, 2011 and 2012, and $15,017 of advances assumed in the Prairie acquisition. The new floating rate advances were priced at three month LIBOR flat. We elected to execute floating rate funding primarily because it improves our interest rate sensitivity position going forward. During the third quarter of 2007, we executed $50,000 of structured repurchase agreements and $25,000 of long-term structured advances priced at sub-Libor rates. These instruments are callable by the issuer after two years with a final maturity of five years.
We financed the cash portion of the consideration paid to Prairie stockholders with the proceeds of a $20,000 private offering of floating rate trust preferred securities and a $20,000 five-year term loan. In addition, we assumed a floating rate trust preferred security with a balance of $10,310 at September 30, 2007 in the Prairie acquisition.
We must pledge mortgage-backed securities and mortgage loans as collateral to secure FHLB advances. At September 30, 2007, we were in compliance with those pledging requirements.
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

	Regulatory Guidelines		Actual
	Minimum	Well-	September 30,	December 31,
	Requirements	Capitalized	2007	2006

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	11.52%	12.51%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	9.30%	10.80%
Tier 1 Capital (to Average Assets)	4.00%	N/A	7.85%	8.42%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	11.88%	11.91%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	10.86%	10.88%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	9.18%	8.49%
Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.
For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets policy. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits, repurchase agreements, sell investment securities, or utilize the Bank’s borrowing capacity with the FHLB as alternative sources of liquidity. At September 30, 2007, and December 31, 2006, respectively, Federal Funds sold and other short-term investments were $7,895 and $3,998. Additionally, at September 30, 2007, we had $360,000 available from unused Federal Funds lines and in excess of $118,965 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $645,707 as part of its liquidity contingency plan.
The Peoples transaction will require us to fund $30,485 in cash plus approximately $700 in cash value of options. We will fund the cash portion through borrowings, dividends from the Bank, sale of assets or some combination.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off balance sheet instruments. Our interest rate risk management program is comprised of several components. The components include (1) Board of Directors’ oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. The objective of our interest rate risk management process is to manage the impact of interest rate volatility on earnings and capital.
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
Earnings at Risk (EAR). We consider EAR as our best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10% to a 200 basis point rate shock in either direction. At September 30, 2007, we would experience a negative 1.50% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 1.50% change in net interest income.

Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-200 basis points	+200 basis points
September 30, 2007	-1.50%	-1.50%
June 30, 2007	-2.30%	+1.60%
March 31, 2007	-3.50%	+1.70%
December 31, 2006	+0.28%	-1.78%
The slight improvement of Earnings at Risk in the -200 basis points scenario from -2.30% in June to -1.50% in September is due to the slight decline in demand deposit accounts, shortening of certificate of deposit durations and roll down of wholesale borrowing maturities, making the 12-month EAR slightly more liability sensitive quarter-over-quarter. For the same reason, the EAR in the +200 basis point scenario declined from +1.60% in June to -1.50% in July.
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
At September 30, 2007, we would experience a positive 0.58% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 4.59% change in EVE. EVE at Risk in the +200 basis point scenario remained relatively unchanged quarter-over-quarter. There was a slight increase in EVE at Risk in the -200 basis point scenario from +1.50% in June to +0.58% in September due to accelerated prepay assumptions in light of market rate declines.
Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-200 basis points	+200 basis points
September 30, 2007	+0.58%	-4.59%
June 30, 2007	+1.50%	-4.50%
March 31, 2007	+0.90%	-5.60%
December 31, 2006	+0.97%	-6.58%
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
Item 4: Controls and Procedures
As of September 30, 2007, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There were no changes to our financial reporting controls that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, not previously reported. We are involved in other legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
Except as reported in any previously filed Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes repurchases of shares of our common stock during the nine month period ended September 30, 2007:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs	or Programs

January 2007	—	$—	—	$10,000
February 2007	117,350	24.51	117,350	7,119
March 2007	5,100	23.87	5,100	6,997
April 2007	95,000	22.93	95,000	4,815
May 2007	187,000	23.34	187,000	444
June 2007	—	—	—	12,500
July 2007	—	—	—	12,500
August 2007	—	—	—	12,500
September 2007	—	—	—	12,500

Total	404,450	$23.59	404,450

In April 2006, our Board of Directors authorized the repurchase of up to $10,000 or 2.5% of the outstanding shares of our common stock, through June 30, 2007. In June 2007, our Board of Directors authorized the repurchase of an additional 515,000 shares, or a maximum aggregate purchase amount of $12,500, through June 30, 2008. This rescinded any available shares remaining under the previous plan. As of September 30, 2007, we had 515,000 shares available for repurchase.
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

Item 6. EXHIBITS
The following documents are filed as exhibits to this report:

2.1	Agreement and Plan of Merger by and between Integra Bank Corporation and Peoples Community Bancorp, Inc. dated as of September 12, 2007 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 13, 2007)

3.b	By-Laws of Integra Bank Corporation (as amended through October 17, 2007) (incorporated by reference to Exhibit 3.b to Current Report on Form 8-K filed October 19, 2007)

10.1*	Fourth Amendment to Integra Bank Corporation Employees’ 401(K) Plan dated August 15, 2007

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA BANK CORPORATION
By	/s/ Michael T. Vea
Chairman of the Board, Chief
Executive Officer and President
November 8, 2007

/s/ Martin M. Zorn
Executive Vice President, Chief Financial
Officer
November 8, 2007