Form 10-K
period 2007-12-31
INTEGRA BANK CORP
filed 2008-03-13
CIK 764241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sales price as of June 30, 2007 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $373,579,000.

The number of shares outstanding of the registrant’s common stock was 20,654,365 at March 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders (Part III).

INTEGRA BANK CORPORATION

2007 FORM 10-K ANNUAL REPORT

FORM 10-K

INTEGRA BANK CORPORATION
December 31, 2007

PART I

ITEM 1.	BUSINESS

General

Integra Bank Corporation is a bank holding company that is based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank. As used in this report and unless the context provides otherwise, the terms we, us, the company and Integra refer to Integra Bank Corporation and its subsidiaries. At December 31, 2007, we had total consolidated assets of $3.4 billion. We provide services and assistance to our wholly-owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, we receive income and/or dividends from Integra Bank, where most of our business activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio. These services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, annuity products and services, credit life and other selected insurance products, safe deposit boxes, online banking, and complete personal and corporate trust services.

Integra Bank’s products and services are delivered through its customers’ channel of preference. At December 31, 2007, Integra Bank had 80 banking centers, 134 automatic teller machines and four loan production offices. Integra Bank also provides telephone banking services, and a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.

At December 31, 2007, we had 848 full-time equivalent employees. We provide a wide range of employee benefits, are not a party to any collective bargaining agreements, and in the opinion of management, enjoy good relations with our employees. We are an Indiana corporation which was formed in 1985.

COMPETITION

We have active competition in all areas in which we presently engage in business. Integra Bank competes for commercial and individual deposits, loans and financial services with other banks and depository institutions and non-bank financial service companies in its market area. Since the amount of money a bank may lend to a single borrower, or to a group of related borrowers, is limited to a percentage of the bank’s capital, competitors larger than Integra Bank have higher lending limits than Integra Bank.

We also compete with various money market and other mutual funds, brokerage houses, other financial institutions, insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services and products.

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

Dividends and Other Relationships with Affiliates

The parent holding company is a legal entity separate and distinct from its subsidiaries. The primary source of the parent company’s cash flow, including cash flow to pay dividends on common stock, is the payment of dividends to it by Integra Bank. Generally, such dividends are limited to the lesser of: undivided profits (less bad debts in excess of the allowance for credit losses); and absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years. Further, a depository institution may not pay a dividend if it would become “undercapitalized” as determined by federal banking regulatory agencies; or if, in the opinion of the appropriate banking regulator, the payment of dividends would constitute an unsafe or unsound practice.

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

Regulatory Capital Requirements

We and Integra Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2007, and Integra Bank qualified as “well capitalized” under the regulatory framework. See Note 15 of the Notes to Consolidated Financial Statements for an additional discussion of regulatory capital.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires financial institutions to meet the credit needs of their entire communities, including low-income and moderate-income areas. CRA regulations impose a performance-based evaluation system, which bases the CRA rating on an institution’s actual lending, service, and investment performance. Federal banking agencies may take CRA compliance into account when regulating a bank or bank holding company’s activities; for example, CRA performance may be considered in approving proposed bank acquisitions. A copy of the most recent CRA public evaluation issued by the OCC for Integra Bank is available at each banking center location.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the “GLB Act”) fostered further consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a “financial holding company,” a bank holding company with expanded powers. Financial holding companies can offer banking, securities underwriting, insurance (both agency and underwriting) and merchant banking services.

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

Finally, the earnings of Integra Bank are affected by actions of the Federal Reserve to regulate aggregate national credit and the money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings from the Federal Reserve, establishment of the federal funds rate on member bank borrowings among themselves, and changes in reserve requirements against member bank deposits. The Federal Reserve’s policies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States Government. The effects of Federal Reserve actions on our future performance cannot be predicted.

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

The following corporate governance documents are also available through the Investor Relations section of our Internet website or may be obtained in print form by request to Secretary, Integra Bank Corporation, 21 S. E. Third Street, P. O. Box 868, Evansville, IN 47705-0868: ALCO and Finance Committee Charter, Audit Committee Charter, Code of Business Conduct and Ethics, Compensation Committee Charter, Nominating and Governance Committee Charter, Corporate Governance Principles, Credit and Risk Management Committee Charter, and Wealth Management Committee Charter.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information concerning our executive officers as of March 1, 2008, is set forth in the following table.

Name	Age	Office and Business Experience

Michael T. Vea	49	Chairman of the Board, President, and Chief Executive Officer of the Company (January 2000 to present); Chairman of the Board and Chief Executive Officer of the Company (September 1999 to January 2000).
Martin M. Zorn	51	Executive Vice President Finance and Risk, Chief Financial Officer (April 2006 to present); Executive Vice President, Chief Risk Officer (March 2002 to April 2006); Executive Vice President, Commercial and Metro Markets Manager (March 2001 to March 2002).
Archie M. Brown	47	Executive Vice President, Commercial and Consumer Banking of the Company (October 2003 to present); Executive Vice President, Retail Manager and Community Markets Manager of the Company (March 2001 to October 2003).
Raymond D. Beck	52	Executive Vice President and Chief Credit Officer, Integra Bank (September 2006 to present); Senior Vice President, Commercial Loan Workout Group, National City Corporation (August 2004 to September 2006); Senior Vice President and Senior Credit Officer, Provident Bank (May 2002 to August 2004).
Roger M. Duncan	54	Executive Vice President, Integra Bank, President of Evansville Region and Community Banking Division, (October 2006 to present); Market Executive, Community Banking Division (January 2000 to October 2006).
Bradley M. Stevens	66	President and Chief Executive Officer -- Chicago Region, Integra Bank (April 2007 to present); President and Chief Executive Officer, Prairie Financial Corporation (1994 to April 2007); President and Chief Executive Officer, Prairie Bank and Trust Company (1992 to April 2007).
Roger D. Watson	54	Executive Vice President of Commercial and Corporate Real Estate, Integra Bank (April 2003 to present).
Michael B. Carroll	46	Senior Vice President and Controller of the Company (December 2005 to present); Senior Vice President and Risk Manager of the Company (May 2002 to December 2005).

The above information includes business experience during the past five years for each of our executive officers. Our executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of our directors or executive officers.

ITEM 1A.	RISK FACTORS

The following are the material risks and uncertainties that we believe are relevant to us. You should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. These are not the only risks facing us. Additional risks and uncertainties that management is not aware of, focused on, or that we currently deem immaterial may also impair our business operations. Any forward-looking statements in this report are qualified by reference to these risk factors. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for an explanation of forward-looking statements.

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

As of December 31, 2007, approximately 70% of our loan portfolio consisted of commercial and industrial, agricultural, construction and commercial real estate loans. These types of loans are typically larger than residential real estate and consumer loans, which made up the remaining 30% of our loan portfolio. Because the portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our Allowance for Loan Losses May be Insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense. This reserve represents our best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in our judgment is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects our ongoing evaluation of various factors, including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of regulatory examinations, and current economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our Profitability Depends Significantly on Local and National Economic Conditions and Trends.

Our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers in Southern Indiana, Southern and Central Illinois, as well as in the Chicago area, Western, Central and Northern Kentucky and Southwest Ohio. We have commercial real estate loan production offices located in Cleveland, Cincinnati, and Columbus, Ohio, as well as Louisville, Kentucky, and we have a commercial banking team in the Cincinnati, Ohio area. In February, 2008, we opened a commercial real estate loan production office in Nashville, Tennessee. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

The Current Credit Cycle Could Adversely Affect our Credit Quality Results and Reported Earnings

During 2007, the banking industry began increasing loan loss reserves which was a clear indication of a turn in the credit cycle. Credit weakness began in the residential housing industry and has produced dramatic declines in housing starts, near record levels of home inventory, lower home prices and the higher mortgage delinquency rates. During the housing expansion a number of new mortgage products were introduced that have never been tested in a cyclical downturn. This has impacted both lenders who originate these new products, which include subprime, ALT-A, or option-ARMs, as well as financial institutions who offer residential mortgages, home equity or residential housing construction loan products. Subprime, ALT-A and option-ARMS are products which we do not and have not originated. Other negative factors include consumer debt being at all-time high levels, a slowing of retail sales, higher levels of initial unemployment claims, slowing income growth, and corporate profits that are under pressure. We cannot assure you that the current economic slowdown will not lead to broader credit problems than the residential housing sector.

In the fourth quarter of 2007, this downturn affected us, as we experienced an increase in non-performing assets due primarily to our residential home builder business, located primarily, but not entirely, in the Chicago area. The performance of our residential mortgage loan portfolio continues to be acceptable. Due to the increase in non-performing loans and economic downturn, we increased our allowance for loan losses and related provision. We expect that the current downturn will continue throughout 2008. If so, it could adversely affect us by resulting in a higher level of nonperforming assets, a higher provision for loan losses and higher levels of charge-offs.

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

We Are Subject to Extensive Government Regulation and Supervision and Face Legal Risks.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect several areas, including our lending practices, capital structure, investment practices, dividend policy and growth, and requirements to maintain the confidentiality of information relating to our customers. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation of statutes, regulations or policies could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. Additionally, the number of regulations we must comply with and the financial resources required to comply with those regulations has continually increased. The cost of complying with these regulations makes it more difficult to remain competitive.

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

Potential Acquisitions may Disrupt Our Business and Dilute Shareholder Value.

We seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company;

•	Exposure to potential asset quality issues of the target company;

•	Difficulty and expense of integrating the operations and personnel of the target company;

•	Potential disruption to our business;

•	Potential diversion of our management’s time and attention;

•	Changes in the national economy or in the markets in which we do business could reduce the anticipated benefits resulting from an acquisition;

•	The possible loss of key employees and customers of the target company; and

•	Difficulty in estimating the value of the target company.

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

Our net investment in real estate and equipment at December 31, 2007, was $50,552. Our offices are located at 21 S.E. Third Street, Evansville, Indiana. The main and all banking center and loan production offices of Integra Bank, and other subsidiaries are located on premises either owned or leased. None of the property is subject to any major encumbrance.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol IBNK.

The following table lists the stock price for the past two years and dividend information for our common stock.

	Range of Stock Price		Dividends
Quarter	High	Low	Declared

2007
1st	$27.88	$21.65	$0.170
2nd	23.92	21.26	0.180
3rd	22.29	16.28	0.180
4th	19.97	14.03	0.180
2006
1st	$22.86	$19.81	$0.160
2nd	23.10	20.80	0.170
3rd	26.50	21.10	0.170
4th	28.30	24.75	0.170

We have paid quarterly cash dividends every year since 1923. The holding company generally depends upon the dividends from Integra Bank to pay cash dividends to its shareholders. The ability of Integra Bank to pay such dividends is governed by banking laws and regulations. For additional discussion regarding dividends, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity.”

As of February 1, 2008, we were owned by 2,104 shareholders of record not including nominee holders.

In April 2006, our Board of Directors authorized the repurchase of up to $10,000 or 2.5% of the outstanding shares of our common stock, through June 30, 2007. In June 2007, our Board of Directors authorized the repurchase of 515,000 shares, or a maximum aggregate purchase amount of $12,500, through June 30, 2008. This rescinded any available shares remaining under the previous plan. As of December 31, 2007, all 515,000 shares were available for repurchase.

The following table summarizes repurchases of shares of our common stock during 2007:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs	or Programs

2007
January	—	$—	—	$10,000
February	117,350	24.51	117,350	7,119
March	5,100	23.87	5,100	6,997
April	95,000	22.93	95,000	4,815
May	187,000	23.34	187,000	444
June	—	—	—	12,500
July	—	—	—	12,500
August	—	—	—	12,500
September	—	—	—	12,500
October	—	—	—	12,500
November	—	—	—	12,500
December	—	—	—	12,500

Total	404,450	$23.59	404,450

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

The following is a line graph comparing the cumulative total shareholder return over the years 2002 through 2007 among the Company (IBNK); broad-based industry peer group index (NASDAQ Composite); and Midwest bank index (SNL Midwest Bank Index). It assumes that $100 was invested December 31, 2002, and all dividends were reinvested. The shareholder return shown on the graph is not necessarily indicative of future performance.

TOTAL RETURN PERFORMANCE

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Integra Bank Corporation	100.00	129.83	140.79	133.86	177.42	94.42

NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

SNL Midwest Bank Index	100.00	128.00	144.44	139.18	160.87	125.39

ITEM 6.	SELECTED FINANCIAL DATA

Integra Bank Corporation and Subsidiaries

Year Ended December 31,	2007	2006	2005	2004	2003
	(In thousands, except per share data and ratios)

Net interest income	$93,249	$82,306	$82,621	$84,467	$72,242
Provision for loan losses	4,193	20,294	5,764	1,305	4,945
Non-interest income	37,071	35,827	35,878	33,607	32,793
Non-interest expense	87,650	75,877	77,557	138,180	82,267

Income (Loss) before income taxes	38,477	21,962	35,178	(21,411)	17,823
Income taxes (benefit)	7,767	2,415	7,879	(14,791)	58

Net income (loss)	$30,710	$19,547	$27,299	$(6,620)	$17,765

PER COMMON SHARE
Net income (loss):
Basic	$1.55	$1.11	$1.57	$(0.38)	$1.03
Diluted	1.55	1.11	1.56	(0.38)	1.03
Cash dividends declared	0.71	0.67	0.64	0.72	0.94
Book value	15.87	13.23	12.60	12.05	13.46
Weighted average shares:
Basic	19,778	17,546	17,382	17,318	17,285
Diluted	19,812	17,658	17,468	17,318	17,300
AT YEAR-END
Total assets	$3,350,126	$2,684,479	$2,708,142	$2,757,165	$2,958,294
Securities	636,736	614,718	681,030	801,059	974,111
Loans, net of unearned income	2,311,378	1,790,976	1,750,192	1,665,324	1,699,688
Deposits	2,340,137	1,953,852	1,808,503	1,896,541	1,812,630
Shareholders’ equity	327,804	235,474	220,098	209,291	232,992
Shares outstanding	20,650	17,794	17,465	17,375	17,311
AVERAGE BALANCES
Total assets	$3,104,951	$2,719,056	$2,746,425	$2,758,924	$2,949,016
Securities, at amortized cost	621,199	659,142	757,694	810,716	967,327
Loans, net of unearned income	2,128,551	1,782,918	1,688,547	1,644,471	1,670,938
Interest-bearing deposits	2,021,531	1,725,655	1,618,027	1,613,000	1,606,116
Shareholders’ equity	300,457	230,017	216,278	210,280	234,948
FINANCIAL RATIOS
Return on average assets	0.99%	0.72%	0.99%	(0.24)%	0.60%
Return on average equity	10.22	8.50	12.62	(3.15)	7.56
Net interest margin	3.46	3.43	3.44	3.52	2.87
Cash dividends payout	43.83	59.26	40.82	N/M*	91.26
Average shareholders’ equity to average assets	9.68	8.46	7.87	7.62	7.97

*	Number is not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risks and uncertainties described in Item 1A “Risk Factors” and other risks and uncertainties disclosed in future periodic reports. We undertake no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report, except as required to do so in future periodic reports.

OVERVIEW

During 2007, we focused our efforts on our long-term goals of increasing franchise value, while generating an acceptable level of earnings growth. These efforts were complicated by the turn in the credit cycle in the second half of the year that surfaced with consumer real estate and construction homebuilder portfolios and resulted in higher levels of non-performing loans and net charge-offs across the industry. These developments had a negative impact on earnings of banking companies in general and raised concerns that the ongoing problems in the housing market could push the economy into recession, resulting in lower stock prices.

The key components of our strategic plan are to:

•	Maintain sound credit through an uncertain economic environment;

•	Add new customers and do more with them;

•	Increase our presence in faster growing metro markets by recruiting successful and experienced lending and product teams and executing selective acquisitions;

•	Improve our margin and net interest income by continuing to improve our earning asset mix by growing commercial loans, while allowing our residential mortgage and indirect marine and recreational vehicle loans to amortize, coupled with growing lower cost deposits;

•	Improve operating leverage (which is the difference between percentage growth in total revenue less percentage growth in non-interest expense) by reducing expenses in lower growth and lower profitability lines of business and by investing in higher growth and higher return lines of business; and

•	Allocate capital to the most profitable uses to increase total shareholder returns, and return excess capital to shareholders through dividends and stock repurchases.

In 2007, we met or exceeded the goals in the areas of adding new customers, increasing our presence in faster growing metro markets, improving our net interest income and asset mix, and capital allocation. We did not improve our operating leverage on a year over year basis, as expenses grew 5% faster than revenues. This was due primarily to investments we made in key personnel throughout the year, coupled with the integration of the former Prairie Financial Corporation, or Prairie, which we acquired in April 2007. Prairie was a 15 year old community bank with five offices in the Chicago metropolitan region. Our earnings were driven by the addition of both consumer and commercial customers, which led to strong commercial loan growth and good consumer loan growth, as well as continued growth of service charge, debit card, ATM fee and annuity income.

Our asset mix continued to improve, with higher yielding commercial loans making up about 49.7% of average total earning assets, compared to 40.1% in 2006 and 35.6% in 2005. The positive loan growth in commercial banking was driven primarily by commercial real estate and the commercial lending group located in our Cincinnati market, coupled with the effects of the Prairie acquisition. The growth in and profitability of our Cincinnati commercial group contributed positively to our financial results and was in line with our expectations. Our growth in commercial real estate continued and was accompanied by excellent credit results, helping us maintain a stable net interest margin. The success of our “High Performance Checking” initiative continued, resulting in more customers, higher levels of deposit service charge and debit card interchange income, and increased usage of our electronic bill pay and other online banking services.

Net charge-offs were our lowest since 2004, totaling 19 basis points. Non-performing assets increased $15,801 from December 31, 2006. The increase was totally due to dislocations occurring in the Chicago residential housing markets that affected our Chicago commercial real estate portfolio. The credit quality in our other lines of business remains stable.

Net income for the year was $30,710, an increase of $11,163 or 57.1% from 2006. Comparisons between 2007 and 2006 were affected by a significant event in each year. Financial results for 2007 were impacted by the Prairie acquisition in the second quarter. Financial results for 2006 were impacted by a fourth quarter 2006 charge-off and related provision for loan losses of $17,749.

Additional highlights for 2007 were as follows:

•	Diluted earnings per share for 2007 increased by $0.44 from $1.11 in 2006;

•	Return on assets increased to 0.99% from 0.72%;

•	Return on equity increased to 10.22% from 8.50%;

•	Efficiency ratio was 63.5% compared to 62.3%;

•	Net interest margin was 3.46%, an increase of 3 basis points;

•	The provision for loan losses was $4,193;

•	Service charge income grew by $1,438, or 7.6%, with $899 of this growth coming from our Chicago market;

•	Debit card fee income increased by $1,078 or 32.7%; and

•	Non-interest expense increased by $11,773 or 15.5%, including $4,887 of direct costs and merger related expenses resulting from the Prairie acquisition, as well as $634 of expenses from our planned acquisition of Peoples Community Bancorp, Inc., or Peoples, which was terminated on January 31, 2008.

In summary, we believe that our results for 2007 indicate solid progress on the goals of our three year plan. Our capital ratios all remain strong and are both within the regulatory requirements for being well capitalized, as well as within our internal policy guidelines.

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

We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral- dependent loans are measured for impairment based on the market value of the collateral, less estimated cost to liquidate. In measuring the market value of the collateral, we use assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which the collateral may be liquidated may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Estimation of Fair Value:  The estimation of fair value is significant to several of our assets, including loans held for sale, investment securities available for sale, trading securities, mortgage servicing rights, other real estate owned, as well as fair values associated with derivative financial instruments and goodwill and other intangibles. These are all recorded at either market value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for securities available for sale and trading securities are based on quoted market prices. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities. The fair values for loans held for sale are based upon quoted market values. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. The fair values of derivative financial instruments are estimated based on current market quotes.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. We assess goodwill for impairment no less than annually by applying a series of fair-value-based tests using the net present value of estimated net cash flows, the average stock price of our stock for the past twelve months and our stock’s expected target price over the next twelve months. Impairment exists when the net book value of our one reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability. Core deposit intangibles are recorded at fair value based on a discounted cash model valuation at the time of acquisition and are evaluated periodically for impairment. Customer relationship intangibles utilize a method that discounts the cash flows related to future loan relationships that are expected to result from referrals from existing customers. Estimated cash flows are determined based on estimated future net interest income resulting from these relationships, less a provision for loan losses, non-interest expense, income taxes and contributory asset charges.

Mortgage servicing rights, or MSRs, represent an estimate of the present value of future cash servicing income, net of estimated costs, we expect to receive on loans sold with servicing retained. We sold our mortgage servicing rights portfolio during the first quarter of 2007 and no longer retain MSRs on new loan originations. Prior to the sale, MSRs were capitalized as separate assets when loans are sold and servicing is retained. The carrying value of MSRs was amortized in proportion to and over the period of net servicing income. This amortization was recorded as a reduction to income.

The carrying value of MSRs, prior to 2007, was periodically reviewed for impairment based on fair value. We disaggregated our servicing rights portfolio based on loan type and interest rate, which were the predominant risk characteristics of the underlying loans. A primary factor influencing the fair value was the estimated life of the underlying loans serviced. The estimated life of the loans serviced was significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to an expected increase in prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline.

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

NET INCOME

Net income for 2007 was $30,710 compared to $19,547 in 2006 and $27,299 in 2005. Earnings per share on a diluted basis were $1.55, $1.11 and $1.56 for 2007, 2006 and 2005, respectively. Return on average assets and return on average equity were 0.99% and 10.22% for 2007, 0.72% and 8.50% for 2006, and 0.99% and 12.62% for 2005, respectively. Cash return on equity, which is net income plus amortization of intangibles over average shareholders’ equity, was 10.55% for 2007, compared to 8.75% for 2006 and 12.89% for 2005.

NET INTEREST INCOME

Net interest income in the following tables is presented on a tax equivalent basis and is the difference between interest income on earning assets, such as loans and investments, and interest expense paid on liabilities, such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Changes in net interest income for the last two years are presented in the schedule following the three-year average balance sheet analysis. The change in net interest income not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2007			2006			2005
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
Year Ended December 31,	Balances	& Fees	Cost	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:
Interest-bearing deposits in banks	$3,427	$167	4.87%	$1,718	$81	4.71%	$99	$6	6.06%
Federal funds sold & other short-term investments	1,578	58	3.68%	5,437	252	4.63%	3,423	118	3.45%
Loans held for sale	3,346	235	7.02%	1,950	140	7.18%	5,698	355	6.23%
Securities:
Taxable	510,129	24,588	4.82%	567,452	26,525	4.67%	641,755	27,519	4.29%
Tax-exempt	111,070	7,949	7.16%	91,690	6,853	7.47%	115,939	9,170	7.91%

Total securities	621,199	32,537	5.24%	659,142	33,378	5.06%	757,694	36,689	4.84%
Regulatory Stock	26,389	1,286	4.87%	29,368	1,479	5.04%	33,052	1,528	4.62%
Loans	2,128,551	160,630	7.55%	1,782,918	125,728	7.05%	1,688,547	104,455	6.19%

Total earning assets	2,784,490	$194,913	7.00%	2,480,533	$161,058	6.49%	2,488,513	$143,151	5.75%

Fair value adjustment on securities available for sale	(7,996)			(13,767)			(2,838)
Allowance for loan loss	(25,088)			(21,990)			(24,123)
Other non-earning assets	353,545			274,280			284,873

TOTAL ASSETS	$3,104,951			$2,719,056			$2,746,425

INTEREST-BEARING LIABILITIES:
Deposits
Savings and interest-bearing demand	$506,144	$4,903	0.97%	$497,237	$4,197	0.84%	$547,148	$3,768	0.69%
Money market accounts	370,953	15,114	4.07%	281,480	10,589	3.76%	234,798	5,687	2.42%
Certificates of deposit and other time	1,144,434	53,725	4.69%	946,938	39,635	4.19%	836,081	25,569	3.06%

Total interest-bearing deposits	2,021,531	73,742	3.65%	1,725,655	54,421	3.15%	1,618,027	35,024	2.16%
Short-term borrowings	194,033	9,431	4.86%	178,976	8,574	4.79%	167,443	5,877	3.51%
Long-term borrowings	285,925	15,498	5.42%	305,881	13,092	4.28%	470,040	16,657	3.54%

Total interest-bearing liabilities	2,501,489	$98,671	3.94%	2,210,512	$76,087	3.44%	2,255,510	$57,558	2.55%

Non-interest bearing deposits	272,175			257,625			252,358
Other noninterest-bearing liabilities and shareholders’ equity	331,287			250,919			238,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,104,951			$2,719,056			$2,746,425

Interest income/earning assets		$194,913	7.00%		$161,058	6.49%		$143,151	5.75%
Interest expense/earning assets		98,671	3.54%		76,087	3.06%		57,558	2.31%

Net interest income/earning assets		$96,242	3.46%		$84,971	3.43%		$85,593	3.44%

Note:	Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Loans include loan fees of $2,786, $1,881, and $1,192 for 2007, 2006, and 2005, respectively, and nonaccrual loans.

Securities yields are calculated on an amortized cost basis.

Federal tax equivalent adjustments on securities are $2,782, $2,441, and $2,743 for 2007, 2006, and 2005, respectively.

Federal tax equivalent adjustments on loans are $211, $224, and $229 for 2007, 2006, and 2005, respectively.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	a Change in		Total	a Change in		Total
Increase (Decrease)	Volume	Rate	Change	Volume	Rate	Change

Interest income
Loans	$25,553	$9,349	$34,902	$6,103	$15,170	$21,273
Securities	(1,986)	1,145	(841)	(4,924)	1,613	(3,311)
Regulatory Stock	(145)	(48)	(193)	(180)	131	(49)
Loans held for sale	98	(3)	95	(262)	47	(215)
Other short-term investments	(97)	(11)	(108)	159	50	209

Total interest income	23,423	10,432	33,855	896	17,011	17,907
Interest expense
Deposits	10,033	9,288	19,321	2,459	16,938	19,397
Short-term borrowings	730	127	857	429	2,268	2,697
Long-term borrowings	(899)	3,305	2,406	(6,582)	3,017	(3,565)

Total interest expense	9,864	12,720	22,584	(3,694)	22,223	18,529

Net interest income	$13,559	$(2,288)	$11,271	$4,590	$(5,212)	$(622)

The following discussion of results of operations is on a tax-equivalent basis. Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.

Net interest income for 2007 was $96,242, or 13.3% higher than 2006. The increase was primarily due to an improved asset mix and higher volumes resulting from both organic growth and the Prairie acquisition. Higher yielding commercial loans were 49.7% of earning assets in 2007, compared to 40.1% in 2006. The average yield on these assets was 7.89% for 2007, compared to the overall yield on earning assets of 7.00% for 2006. Earning asset yields increased 51 basis points in 2007, compared to a 50 basis point increase in interest bearing liabilities.

Major contributors to the change in net interest income from 2006 to 2007 are as follows:

•	Average earning assets increased $303,957 or 12.3%. Loans from the new Chicago region contributed $303,975 to the average, including average balances of $284,189 of higher yielding commercial loans. Increases in the average balances of commercial loans of $387,650 more than offset planned declines in residential mortgage loans of $40,768, indirect consumer loans of $18,170 and securities of $37,943. This change in the composition of earning assets was in line with our ongoing strategy of improving our mix of earning assets by reducing lower yielding securities, residential mortgage loan and indirect consumer loan balances and increasing the amount of higher yielding commercial loans. The increase in average commercial loan balances for 2007 was driven by increases in commercial real estate loans of $345,627, and also from loans originated by our commercial lending group located in Cincinnati, Ohio. Average balances for this group increased $50,453.

•	The average rate of commercial loans increased 47 basis points, as yields continued to reflect consistent increases for most of the year in market interest rates, which resulted in changes to our pricing for new loans and upward interest rate adjustments on existing variable rate products. This trend reversed during the fourth quarter for variable rate loans tied to prime rate indexes, as well as for new originations.

•	Non-interest bearing deposit average balances increased $14,550, while the average balances of savings and interest-bearing demand deposits, which have an average cost of 97 basis points, increased $8,907. The average balance of non-interest bearing deposits for the Chicago region was $23,279, while the average for savings and interest bearing demand was $23,042.

•	The increase in the average balance of earning assets was funded primarily by increases in time deposits of $197,496 and money market accounts of $89,473. These funding sources carried an average rate of 4.69% and 4.07% in 2007, compared to 4.19% and 3.76% in 2006. The pricing of retail certificates acquired in the Prairie transaction were higher than those in our other markets. During the second through fourth quarters, the balances of those retail certificates declined, as we were able to secure deposits at lower costs in other regions.

Net interest income for 2006 was $84,971, or 0.7% lower than 2005. The decrease was primarily due to the effects of a flattening yield curve during 2005 that became inverted during 2006, increasing funding costs more quickly than the increase in asset yields. Those effects were offset by an improved earning asset mix, particularly within total loans. The inversion of the yield curve had a negative effect on us because more of our liabilities matured or repriced in the short-term than the assets some of those liabilities were funding.

Major contributors to the change in net interest income from 2005 to 2006 are as follows:

•	Average earning assets decreased $7,980 or 0.3%, driven by decreases in average securities balances of $98,552 and residential mortgage loans of $26,786. These decreases were largely offset by increases in average commercial loan balances of $108,681 and direct consumer loans of $9,315. This change in the composition of earning assets was in line with our strategy of improving our mix of earning assets by reducing lower yielding securities, residential mortgage loan and indirect consumer loan balances and increasing the amount of higher yielding commercial loans. The increase in average commercial loan balances for 2006 was driven by increases in commercial real estate loans of $99,278, and also from the commercial lending team added during the second and third quarters in the Cincinnati, Ohio area. This group ended the year with outstanding balances of $42,637.

•	The average rate of commercial loans increased 109 basis points, as loans repriced throughout 2006 to higher rates brought about by 2005 market rate increases and new originations were priced at higher rates than during 2005.

•	Non-interest bearing deposit average balances increased $5,267, while the average balances of savings and interest-bearing demand deposits, which have an average cost of 84 basis points, declined $49,911. The reduction in core deposits was largely offset by increases in the average balances of money market accounts, which had an average cost of 3.76%, of $46,682. The shift from low and very low cost deposits to higher yielding money market accounts occurred throughout the first three quarters of 2006 for us and throughout the banking industry, as consumers sought higher rate investment alternatives and deposit products. During the fourth quarter of 2006, this migration abated.

•	A shift in funding sources occurred in 2006. The average balance of brokered certificates of deposit increased $102,836, while long-term borrowing average balances declined $164,159, helping result in a lower overall balance of interest-bearing liabilities of $44,998. This shift took place during 2006 in part due to refinancing of $177,500 of fixed-term debt that carried a weighted average rate of 3.06%, that matured in March 2006. This refinancing extended maturities over a one to three year period. It also helped us improve our overall liquidity position and demonstrated a lower level of reliance on FHLB funding.

•	Fourth quarter 2006 net interest income was negatively impacted by the reversal of accrued interest of $484 from the $17,749 loan that was charged off during the quarter. The impact to the net interest margin for the fourth quarter of 2006 was approximately 5 basis points.

•	Daily overdraft fees increased $274 or 18.9% as a result of a higher number of accounts and a higher level of activity within those accounts.

NON-INTEREST INCOME

Non-interest income for 2007 was $37,071, or 3.5% higher than 2006. Results for 2007 included increases in deposit service charges of $1,438, debit card interchange revenue of $1,078, and annuity commissions of $340, as well as a $577 gain on the sale of mortgage servicing rights. Securities losses were $2,277 for 2007, compared to gains of $577 for 2006.

Major contributors to the change in non-interest income from 2006 to 2007 are as follows:

•	The increase in deposit service charges continues to be a result of the success of our High Performance Checking initiative, coupled with the impact from the Prairie acquisition. This program has resulted in a net increase of approximately 21,000 checking accounts since we initiated it in early 2005. The greater number of accounts, coupled with increased customer activity and increases in non-sufficient funds fees, resulted in the increased fee income. The new Chicago region contributed $899 of deposit service charges.

•	The increase in number of checking accounts, coupled with greater usage of debit cards as a method of payment by our customers, resulted in higher interchange fees. The increase in debit card interchange fees was 32.7%. The new Chicago region contributed only slightly to this increase, due to that region’s relatively low number of checking accounts.

•	The increase in annuity commissions resulted from a change in customer preferences, coupled with increased training initiatives and more consistent sales efforts.

•	Securities losses of $2,277 included a gain on the sale of Mastercard stock of $1,038, other-than-temporary impairment charges of $2,726, and net losses on sales of other securities of $589. Losses on sales of securities of $819 occurred during the third quarter of 2007, in response to changes to economic conditions resulting from events surrounding the mortgage industry, statements and actions by the Federal Open Market Committee (in particular, the decision to lower the Fed funds target rate in mid September 2007), and our desire to position the securities portfolio (liquidity, interest rate risk, and earnings) over the long term. During the third quarter of 2007, we sold 7,831 shares of Mastercard Class B common stock for $1,038 by converting those shares to Class A shares and then selling them through a voluntary program offered by MasterCard Incorporated. We received the Mastercard stock in 2006 as a result of Mastercard’s public offering. Prior to the third quarter of 2007, these shares did not have a readily determinable fair value and were carried at cost. During the fourth quarter of 2007, we recognized an other-than-temporary impairment charge of $2,726 for four investment grade Federal Home Loan Mortgage Corporation “Freddie Mac” securities classified as available for sale securities. Note 4 of the Notes to the Consolidated Financial Statements provides additional information on the other-than-temporary impairment.

•	Life insurance income increased $92, or 4.2% from 2006. This increase was the net of higher levels of bank owned life insurance in 2007, offset by receipt of a bank owned life insurance death benefit in 2006 of $448.

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

Major contributors to the change in non-interest income from 2005 to 2006 are as follows:

•	The increase in deposit service charges is a result of the success of our High Performance Checking initiative. This program resulted in a net increase of approximately 15,000 checking accounts since we initiated it early in 2005, and, coupled with increased levels of customer activity, resulted in the higher level of fee income. The increase in number of accounts, coupled with greater usage of debit cards as a method of payment by our customers, resulted in higher interchange fees.

•	The increase in trust revenue was a result of an increase in assets managed by our trust department at December 31, 2006 of 18.0% from December 31, 2005. This occurred as a result of both a greater number of customers and assets managed, as well as an increase in the market value of equity securities within customer accounts, which increased as the market improved throughout 2006.

•	Securities gains of $589 occurred during the fourth quarter of 2006, as issuers of bonds exercised call options to redeem them at premiums ranging from 103% to 104% of their current outstanding balance.

•	Life insurance income declined $182 or 7.8% from 2005. We received $448 of bank owned life insurance death benefits in 2006, as compared to $754 in 2005.

NON-INTEREST EXPENSE

Non-interest expense for 2007 was $87,650 compared to $75,877 in 2006, an increase of 15.5%. Non-interest expense for 2007 was impacted by the addition of the Chicago region resulting from the Prairie acquisition. Expenses charged directly to the new Chicago region totaled $4,493, including personnel expenses of $2,363 and occupancy expenses of $1,007. The Prairie acquisition also increased non-interest expense in other areas that are not charged directly to the Chicago region.

Non-interest expense for 2007, compared to 2006, included increases in personnel expense of $5,891, occupancy expense of $1,248, professional fees of $1,657, intangibles expense of $627, travel and meals of $333, postage and courier expenses of $309, and sales and franchise taxes of $306. One-time merger integration related expenses, including travel, courier, programming, supplies, temporary signage, and other expense, were $394.

Major contributors to the increase of non-interest expense from 2006 to 2007 are as follows:

•	The increase in personnel expense of $5,891, or 14.7%, was a result of the addition of the Chicago region, higher health insurance, incentive and stock based compensation expenses and investments in personnel in our commercial banking line of business. Incentives and commissions increased $604, in part due to commissions and incentives paid as a result of increases in revenues. Stock based compensation expense increased $716, or 115.5%, due to the adoption of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), in 2006. The expense associated with both the 2006 and 2007 grants is now being amortized, while 2006 included only one year’s grant amortization. At December 31, 2007, we had 848 full-time equivalent employees or FTEs compared to 802 in 2006, and 843 in 2005.

•	Occupancy expenses increased $1,248 or 15.3% due to the $1,007 impact of the addition of the five Chicago banking centers and the addition of a new banking center in Union, Kentucky, which added $80 in expense.

•	Professional fees increased $1,657 or 56.1% due primarily to $650 of nonroutine collection expenses and legal fees related to a fourth quarter 2006 charge-off and $585 of investment banking, legal, accounting and other professional fees incurred in connection with the execution of the proposed acquisition of Peoples that was terminated by agreement of both parties in January, 2008. The remainder of the increase was related to the acquisition of Prairie, including systems conversion and merger integration related expenses and higher legal, external audit and examination fees.

•	The increase of intangibles expense of $627 or 67.2% was entirely due to core deposit and customer relationship intangible amortization expense recorded with the Prairie acquisition. Core deposit and customer relationship intangibles totaling $6,380 are being amortized on an accelerated basis over ten and five years, respectively.

•	Travel and meals increased $333 or 43.6%, largely because of expenses associated with travel to Chicago, both before and after the effective date of the Prairie acquisition, as well as because of travel expenses incurred in connection with due diligence and merger integration planning for the since terminated Peoples acquisition.

•	Postage and courier expense increased $309, or 9.1% because of the use of courier services to and from the new Chicago region, coupled with higher postage expense related to mailings for our High Performance Checking program.

•	Sales and franchise taxes increased as a higher level of income was apportioned to states in which we pay franchise tax, particularly Ohio, coupled with receipt in 2006 of a franchise tax refund claim for a prior year.

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

Major contributors to the net reduction of non-interest expense from 2005 to 2006 are as follows:

•	Professional fees declined largely as a result of our changing audit firms for 2006. Total audit fees were reduced by $612 or 58.6% from 2005. Legal fees declined $466 or 51.6% largely due to expenses we incurred in 2005 from an IRS audit of our tax returns, by having our in-house counsel we hired in 2004 deal with issues we previously outsourced to outside firms, and a reduced level of litigation. Other professional fees declined due to lower expenses in the area of branch mystery shopping and facilities design.

•	The reduction in salaries expense was a result of a further reduction to our workforce, from 840 average FTEs during 2005 to 804 average FTEs in 2006. Continued ongoing initiatives to find and execute efficiencies were successful, allowing us to reallocate resources to higher yielding businesses, such as the commercial lending team added during the second and third quarters of 2006. At December 31, 2006, we had 802 FTEs compared to 843 in 2005 and 839 in 2004.

•	Incentives declined from 2005 largely due to a reduction in executive incentive compensation expense that resulted because of the fourth quarter 2006 loan charge-off.

•	Processing expense declined from 2005 largely due to successful execution of expense reduction initiatives that resulted in new contracts and lower costs, particularly in the area of ATM and debit card transaction processing.

•	Franchise, sales, state and local tax expense declined because of the filing of a franchise tax refund claim for a prior year, a sales tax liability paid in 2005 that did not reoccur in 2006 and resulted from a 2005 audit, and lower franchise tax liabilities, as well as lower state and local deposit taxes.

•	The increase in medical expense was primarily the result of two items. First, we began to offer and pay for health insurance benefits to part-time employees in 2006. Second, in 2006, we had a higher level of individually significant claims that approached or exceeded the stop loss amounts included in our self-insured health plan. We continue to focus on several initiatives in the area of preventive care in an effort to have a healthier workforce and lower overall health insurance costs.

•	During 2006, we adopted SFAS 123(R), which resulted in the recognition of $245 of stock option expense for options issued during 2006. Prior to 2006, this expense was not recognized in the statement of income, but rather recognized on a pro-forma basis in the footnotes to the financial statements. Total expense recognized for all stock-based compensation for employees and directors, including restricted stock, was $810 in 2006 compared to $385 in 2005.

•	The increase in occupancy expense was caused by the lease of additional space in an existing facility during the fourth quarter of the year, a switch in facilities management companies and related transition expenses, higher real property taxes and higher utilities expense.

•	The increase in low income housing partnership investment expenses was due to higher than expected operating losses from the partnerships we have investments in. The returns we receive on these investments consist of the tax benefits we receive from the tax deductible losses the partnerships generate, plus low income housing tax credits we receive, less the actual losses.

INCOME TAXES

We recognized income tax expense of $7,767 in 2007, as compared to $2,415 in 2006, and $7,879 in 2005. The effective tax rate for 2007 was 20.2% and includes the benefits of $2,240 of low income tax housing credits. These credits are a direct offset to tax expense and a large component of lowering tax expense in each of the three years presented. This compares to an effective tax rate of 11.0% and total tax credits of $2,389 for 2006, and an effective rate of 22.4% and total tax credits of $2,510 in 2005. The 2006 tax rate declined from 2005 because of a lower level of pre-tax income, which is attributed largely to the $17,749 fourth quarter loan charge-off and its effect on the provision for loan losses and taxable income.

We expect to be able to utilize all available carried forward net operating losses and tax credits in future periods.

Investments in tax exempt bank-owned life insurance policies on certain officers, generated $2,193 of income in 2007, $2,166 in 2006, and $2,348 during 2005. Life insurance income for 2007 increased from 2006 due to higher levels of bank owned life insurance, while 2006 included a bank owned life insurance death benefit of $448. See Note 12 of the Notes to the Consolidated Financial Statements for an additional discussion of our income taxes.

INTERIM FINANCIAL DATA

The following tables reflect summarized quarterly data for the periods described:

	2007
Three Months Ended	December 31	September 30	June 30	March 31

Interest income	$51,384	$51,327	$49,367	$39,842
Interest expense	26,729	26,629	25,800	19,513

Net interest income	24,655	24,698	23,567	20,329
Provision for loan losses	2,280	723	455	735
Non-interest income	7,538	10,387	9,931	9,215
Non-interest expense	23,371	22,242	21,870	20,167

Income before income taxes	6,542	12,120	11,173	8,642
Income taxes	727	2,914	2,840	1,286

NET INCOME	$5,815	$9,206	$8,333	$7,356

Earnings per share:
Basic	$0.28	$0.45	$0.41	$0.42
Diluted	0.28	0.45	0.41	0.41
Average shares:
Basic	20,535	20,527	20,331	17,678
Diluted	20,542	20,545	20,407	17,786

	2006
Three Months Ended	December 31	September 30	June 30	March 31

Interest income	$40,802	$41,035	$39,442	$37,114
Interest expense	20,174	20,218	18,699	16,996

Net interest income	20,628	20,817	20,743	20,118
Provision for loan losses	18,091	950	859	394
Non-interest income	9,443	9,206	9,117	8,061
Non-interest expense	18,860	18,599	19,260	19,158

Income (loss) before income taxes	(6,880)	10,474	9,741	8,627
Income taxes (benefits)	(4,280)	2,274	2,351	2,070

NET INCOME (LOSS)	$(2,600)	$8,200	$7,390	$6,557

Earnings per share:
Basic	$(0.15)	$0.47	$0.42	$0.38
Diluted	(0.15)	0.46	0.42	0.37
Average shares:
Basic	17,697	17,589	17,466	17,434
Diluted	17,864	17,752	17,562	17,521

FOURTH QUARTER 2007 AND 2006

Fourth quarter 2007 net income was $5,815 or $0.28 per diluted share. Fourth quarter 2007 results, as compared to third quarter 2007, included increases in the provision for loan losses of $1,557 and non-interest expense of $1,129, as well as a decrease in non-interest income of $2,849. Lower income taxes of $2,187 partially offset these items.

Net interest income was $24,655 for the fourth quarter of 2007, a decline of only $43 from the third quarter of 2007. Higher commercial loan volume and an improved asset mix offset a decline in the net interest margin of 10 basis points to 3.42%. Commercial loans increased $75,409, or 19.9% on an annualized basis.

The provision for loan losses for the fourth quarter of 2007 of $2,280 increased from the $723 provision recorded during the third quarter in part because of an increase in non-performing loans of $6,616 to $22,667, or 0.98% of total loans at December 31, 2007. The allowance to total loans increased 3 basis points to 1.18% while net charge offs increased 12 basis points to 0.25%. The allowance to non-performing loans decreased from 164% to 120%.

Non-interest income of $7,538 for the fourth quarter of 2007 declined $2,849 from the third quarter of 2007, primarily because of the other-than-temporary impairment charge of $2,726 taken during the fourth quarter. Trading gains, mark-to-market adjustments and an increase in debit card income offset slight declines in deposit service charges and annuity income.

Non-interest expense of $23,371 for the fourth quarter of 2007 represented an increase of $1,129 from the third quarter of 2007 and included the charge-off of $634 of expenses related to the terminated Peoples acquisition. Personnel expenses increased by $785, primarily due to higher health insurance costs and investments in personnel for the commercial banking line of business.

Fourth quarter 2006 net income (loss) was $(2,600), or $(0.15) per diluted share, due primarily to a provision for loan losses of $18,091. The higher provision resulted from the charge-off of a $17,749 lending relationship discussed in the Credit Management section of this document.

FINANCIAL CONDITION

Total assets at December 31, 2007, were $3,350,126, compared to $2,684,479 at December 31, 2006.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, including federal funds sold and other short-term investments totaled $75,990 at December 31, 2007 compared to $69,398 one-year prior. The balance of this account fluctuates daily based on our and our customers’ needs.

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

The securities portfolio represents our second largest earning asset after commercial loans. Total investment securities classified as available for sale, comprised 17.4% of total assets at December 31, 2007, compared to 22.9% at December 31, 2006, reflecting a $31,764 decrease during 2007. Total available for sale and trading securities totaled $636,736 at December 31, 2007, or 19.0% of total assets. During 2006 and 2007, we continued to reduce the size of our securities portfolio, while increasing our commercial loan portfolio. This has resulted in an improved interest rate risk profile, a stable net interest margin and an improved mix of earning assets. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, represented 68.4% of the securities portfolio at December 31, 2007, as compared to 72.7% at December 31, 2006. Mortgage-backed securities carry an inherent prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates. Our present investment strategy focuses on shorter duration securities with more predictable cash flows in a variety of interest rate scenarios.

SECURITIES AVAILABLE FOR SALE

	December 31,
(At Fair Value)	2007	2006	2005

U.S. Government agencies	$16,142	$16,165	$1,119
Mortgage-backed securities	122,811	133,630	166,504
Collateralized Mortgage Obligations	275,983	313,417	362,313
State & political subdivisions	106,819	76,143	85,254
Other securities	61,199	75,363	65,840

Total	$582,954	$614,718	$681,030

The fair value of available for sale securities as of December 31, 2007, by contractual maturity, except for mortgage-backed securities and CMOs which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Available for Sale Securities	Fair Value

Due in one year or less	$31,299
Due from one to five years	218,251
Due from five to ten years	226,244
Due after ten years	107,160

Total	$582,954

SECURITIES HELD FOR TRADING

December 31,
(At Fair Value)	2007

Mortgage-backed securities	$18,385
Collateralized Mortgage Obligations	35,397

Total	$53,782

Adjustments to the recorded fair value of securities held for trading are included in other non-interest income and totaled $127 for 2007. The securities included in the held for trading classification were purchased during the fourth quarter of 2007.

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

On September 24, 2007, we sold securities with a book value of $15,835 for $15,016, resulting in a loss on the sale of $819. Prior to this sale, we had the ability and the intention to hold all of our securities that had a fair value below cost until maturity. In the third quarter, we conducted a comprehensive review of our securities available for sale portfolio. The review was the result of the changing economic landscape from recent events surrounding the mortgage industry, recent statements and actions by the Federal Open Market Committee (in particular, the decision to lower the Fed funds target rate in mid September 2007), and our desire to reposition the securities portfolio (liquidity, interest rate risk, and earnings) over the long term.

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

During the fourth quarter of 2007, we recognized a $2,726 pre-tax charge for an other-than-temporary decline in fair value. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The charges are for four investment grade Federal Home Loan Mortgage Corporation “Freddie Mac” perpetual preferred securities classified as available for sale with a total fair value of $9,973 at December 31, 2007. We decided to reflect the unrealized mark-to-market loss on these securities as other-than-temporary impairment because of the fourth quarter 2007 decline in the market value of the securities. Although we believe that the securities will ultimately recover, we are unable to determine if the securities will recover to their original book value, less $455 of impairment taken in 2005, in the next fifteen months. The securities were rated investment grade at their purchase dates ranging from 2000 through 2002, and are currently rated investment grade with ratings of AA- by S&P and Aa3 by Moody’s. The securities continue to perform according to their contractual terms and all dividend payments are current. The market value of these securities has increased since December 31, 2007, but remains below the original cost basis.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock. From time to time, we purchase shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. During 2007 and 2006, we sold $118 and $8,747 of our FHLB stock back to the FHLB at par, while adding $1,035 from the Prairie acquisition in 2007. In 2007, we added $570 of Federal Reserve stock from Prairie, and purchased an additional $3,282 of Federal Reserve stock.

LOANS

Loans, net of unearned income, at December 31, 2007, totaled $2,311,378 compared to $1,790,976 at year-end 2006, reflecting an increase of $520,402, or 29.1%. Commercial loans (which include commercial, industrial and agricultural; commercial real estate; and construction and development) increased $588,109 at December 31, 2007, compared to year-end 2006. This increase was driven primarily by an increase in commercial construction and development loans originated by our commercial real estate line of business, coupled with loans acquired in the

Prairie acquisition. Commercial loans in our new Chicago region totaled $376,965 at December 31, 2007. The commercial real estate line of business has loan production offices, or LPOs, in metro Cincinnati, Cleveland, and Columbus, Ohio, and Louisville, Kentucky. The LPO in Columbus, Ohio was opened in the second half of 2006. Outstanding balances for loans managed by this group totaled $567,200 at December 31, 2007 compared to $363,100 at December 31, 2006. The majority of these loans were made within the areas the LPOs serve. These loans were used to finance a variety of construction and development projects that included apartments, residential land developments, condominiums, retail centers, office buildings, as well as some hospitality and industrial type properties. Loans are occasionally made on projects outside the markets served by the LPOs to borrowers who are either located within our market area or who have previous lending relationships with our commercial real estate lenders. Competition for these credits typically comes from larger national and regional commercial banks. Since the inception of this line of business, this portfolio has not experienced any charge-offs, while generating returns in excess of those originally forecasted when the strategy was launched.

Our commercial real estate portfolio is concentrated within four different areas. The two largest concentrations are in multi-family at $198,477 or 22% of the total portfolio, the majority of which represents for sale projects in the Chicago area, as well as retail, which are $198,249, also 22% of the total. The retail portfolio includes direct loans or participations in larger loans primarily for stand alone retail buildings for large national or regional retailers, and for regional shopping centers with national and regional tenants, as well as strong guarantors. Almost 89% of this portfolio is managed by our commercial real estate team headquartered in Cincinnati, Ohio. Our third largest concentration at $148,848 or 16% of the total is in single family rental and construction, with almost 71% in the Chicago area. Our fourth largest concentration totals $146,290 or 16% of the total, and is for land acquisition and development, which represents both commercial and residential development. No other category exceeds 8% of the commercial real estate portfolio.

Our commercial real estate portfolio is focused on relatively short-term construction lending. While we have some longer term exposure, approximately 66% of our total outstanding balances, or $608,016, are construction related and are expected to have an average life of 24 months or less. We generally lend for projects located in our markets. Of our total real estate exposure, 86% is located in our four state footprint of Indiana, Illinois, Kentucky and Ohio. No other state represents more than 4% of total commitments.

Commercial, industrial and agricultural loans increased $120,663 or 21.2% from year-end 2006. The net increase was due in part to an increase in the outstanding balance of loans originated by the Cincinnati, Ohio based commercial lending team which began operations in the second half of 2006. Total commercial and industrial loans for this group totaled $90,025 at December 31, 2007, compared to $42,637 at December 31, 2006. The remainder of the increase came from loans to customers located in our community markets. The acquisition of Prairie did not have an impact on this portfolio, as their commercial portfolio was largely concentrated in commercial real estate.

Residential mortgage loans decreased $55,880 or 12.8% from year-end 2006, reflecting a change in strategy for mortgage processing, underwriting, closing and servicing functions executed during the first quarter of 2007. Under this strategy, we continue to originate residential mortgage loans, but then sell substantially all of these loans to a private label provider on a servicing released basis. The cash flows obtained from the paydowns and payoffs of existing mortgage loans, as well as those from indirect consumer loans and securities, are used to originate higher yielding commercial loans and thus improve our mix of earning assets. The execution of this new strategy has also lowered our exposure to declining home prices and potential credit losses. We expect the reduction in residential mortgage loans to continue to decline during 2008. The Prairie acquisition did not significantly impact residential mortgage loan balances.

The weighted average FICO credit score of our residential mortgage portfolio, at December 31, 2007, exceeded 703. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.

Home equity lines of credit (HELOC) loans increased $12,699 or 9.6% at December 31, 2007, from year end 2006. HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence. HELOC loan average balances increased $9,052, or 6.6% from 2006, with HELOC loans from the Chicago region comprising $8,233 of the increase.

Consumer loans, which include both direct and indirect loans, decreased $24,371, or 12.2% at December 31, 2007, from year end 2006. The average balance of indirect consumer loans declined $18,170, or 14.0% during 2007 as we exited this line of business in December 2006 in order to originate higher yielding commercial loans. The indirect loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets. Indirect loans at December 31, 2007, were $99,848 compared to $124,864 at December 31, 2006.

The average balance of direct consumer loans increased $9,622, or 6.4%, with direct consumer loans from the Chicago region comprising $4,883 of the increase.

LOAN PORTFOLIO AT YEAR END

	2007	2006	2005	2004	2003

Commercial, industrial and agricultural loans	$689,504	$568,841	$572,936	$563,382	$586,159
Economic development loans and other obligations of state and political subdivisions	7,227	7,179	8,422	13,195	20,951
Lease financing	5,291	5,495	5,740	5,731	6,796
Commercial mortgages	298,151	180,249	180,907	224,066	238,261
Construction and development	609,858	260,314	186,177	72,517	53,108
Residential mortgages	380,429	436,309	447,250	456,007	477,895
Home equity lines of credit	145,403	132,704	135,685	143,037	132,101
Consumer loans	175,516	199,887	213,079	187,395	184,426

Total loans	2,311,379	1,790,978	1,750,196	1,665,330	1,699,697
Less: unearned income	1	2	4	6	9

Loans, net of unearned income	$2,311,378	$1,790,976	$1,750,192	$1,665,324	$1,699,688

Different types of loans are subject to varying levels of risk, and we mitigate this risk through portfolio diversification by type of loan and industry. We concentrate substantially all of our lending activity by lending to customers located in the geographic market areas that we serve, primarily Indiana, Illinois, Kentucky and Ohio.

We lend to customers in various industries including real estate, agricultural, health and other related services, and manufacturing. There is no concentration of loans in any single industry exceeding 10% of the portfolio nor does the portfolio contain any loans to foreign entities.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2007

Total Loans

		After 1 Year
	Within	But Within	Over
Rate sensitivities:	1 Year	5 Years	5 Years	Total

Fixed rate loans	$100,648	$429,755	$282,191	$812,594
Variable rate loans	1,274,691	178,451	27,093	1,480,235

Subtotal	$1,375,339	$608,206	$309,284	2,292,829

Percent of total	59.98%	26.53%	13.49%
Nonaccrual loans				18,549

Total loans				$2,311,378

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2007

Commercial, Industrial, Agricultural, Economic Development, Obligations of State and Political Division, Construction and Development Loans

		After 1 Year
	Within	But Within	Over
	1 Year	5 Years	5 Years	Total

Commercial, industrial and agriculture loans	$411,443	$225,471	$49,754	$686,668
Economic development loans and other obligations of state and political subdivisions	5,083	1,712	432	7,227
Construction and development	594,006	12,293	334	606,633

Total	$1,010,532	$239,476	$50,520	$1,300,528

Fixed rate	$53,547	$211,768	$46,937	$312,252
Variable rate	956,985	27,708	3,583	988,276

Subtotal	$1,010,532	$239,476	$50,520	1,300,528

Percent of total	77.70%	18.41%	3.89%
Nonaccrual loans				6,061

Total				$1,306,589

NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which we have suspended recognizing interest because of doubts as to the borrower’s ability to repay principal or interest according to the terms of the contract. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectability of the loan is in question or when we determine the loan is impaired. Loans which are current, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower’s financial position. Loans 90 days or more past due, which totaled $4,118 at December 31, 2007, are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted. We are not aware of any loans which have not been disclosed as non-performing assets that represent or result from unfavorable trends or uncertainties which we reasonably believe will materially adversely affect future operating results, liquidity or capital resources, or represent material credits as to which we have serious doubt as to the ability of such borrower to comply with loan repayment terms.

NON-PERFORMING ASSETS AT YEAR END

	2007	2006	2005	2004	2003

Non-performing loans:(1)
Nonaccrual	$18,549	$8,625	$25,013	$17,971	$15,725
90 days past due and still accruing interest	4,118	228	40	576	2,566

Total non-performing loans	22,667	8,853	25,053	18,547	18,291
Defaulted municipal securities	—	—	—	—	2,692
Other real estate owned	2,923	936	440	243	1,341

Total non-performing assets	$25,590	$9,789	$25,493	$18,790	$22,324

(1)	Includes non-performing loans classified as loans held for sale.

Non-performing loans were 0.98% and 0.49% of loans, net of unearned income at the end of 2007 and 2006, respectively. We actively manage non-performing loans. The increase in non-performing loans and other real estate owned is primarily due to the housing downturn that began in 2007. While we do not underwrite a subprime product, and the performance of our residential mortgage portfolio continues to be acceptable, we did experience an increase in non-performing assets due primarily to our residential builder business, located primarily, although not entirely, in the Chicago area. The Chicago non-owner occupied commercial real estate portfolio had commitments of $237,036 and outstanding balances of $196,403 at December 31, 2007, while total outstanding balances for our company totaled $608,017. Non-performing loans increased $13,814 at December 31, 2007, compared to year end 2006, with $6,616 of that increase coming during the fourth quarter. Our ratio of non-performing to total loans increased from 49 basis points at December 31, 2006, to 98 basis points at December 31, 2007. Of the non-performing loans, $15,994 is in our commercial portfolio, while the balance consists of homogenous 1-4 family residential and consumer loans. Commercial non-performing assets outside of Chicago totaled $3,091 and non-performing assets in our 1-4 family and consumer portfolios totaled $6,429. Excluding Chicago, our non-performing loans to total loans totaled 48 basis points at December 31, 2007.

Other real estate owned increased to $2,923 at December 31, 2007, compared to $936 at December 31, 2006, again, due largely to our residential builder portfolio. The ratio of non-performing assets to total loans and other real estate owned increased to 1.11% at December 31, 2007, compared to year end 2006 because of the increase in non-performing loans. Approximately 63% or $16,070 of our total non-performing assets are in our Chicago region. These assets represent approximately 3.9% of the total assets in our Chicago region.

We believe the risk in our non-performing assets is granular. At December 31, 2007, eight loans and one real estate owned property have outstanding balances in excess of $500, with only one of those, exceeding $1,000, at $3,000. The $3,000 loan is secured by multiple pieces of residential real estate located in Chicago and Florida. The second largest non-performing loan has an outstanding balance of $855, while the third largest is $816. Both of these loans are secured by real estate. Our largest piece of OREO had a balance of $740 at December 31, 2007.

The interest recognized on nonaccrual loans was approximately $55, $105 and $134 in 2007, 2006 and 2005, respectively. The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $463, $193 and $968 for 2007, 2006 and 2005, respectively.

We maintain a watch list of commercial loans and review those loans quarterly. For the most part, assets are designated as watch list loans to ensure more frequent monitoring. The assets are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with the original terms of the contract then the loan is placed on nonaccrual. We also review nonaccrual loans on an ongoing basis.

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

Consumer, mortgage and small business loans are centrally underwritten and approved while commercial loans are approved through a combination of low individual lending authorities, independent senior credit officers and a Corporate Credit Committee. A limited number of officers have the authority, in certain cases and for certain loan types, to override centrally denied loan requests. Those overrides must meet certain conditions and are centrally tracked and monitored for performance. The Corporate Credit Committee approves all relationships of $5,000 or more.

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

An annual review of selected loans, based on size, is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with the relationship manager responsible for the credit relationship. This review is supplemented by the loan review area, which provides information assisting in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to us.

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

The unallocated portion of the allowance covers general economic uncertainties as well as the imprecision inherent in any forecasting methodology. At December 31, 2007, the unallocated reserve included within the allowance for loan losses was $642 as compared to $1,182 at December 31, 2006.

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

Our process to perform this analysis includes expanded data analysis, back-testing and ongoing refinements to documentation surrounding the adequacy of the allowance. The allowance provides reliable measures of the probability of default and risk of loss for our categories of loans with similar risk characteristics and analyzes loss data over the period of time that we believe is appropriate. This improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. This process does not impact losses estimated in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.

We continue to enhance our risk management capabilities. In 2004, we implemented the Markov migration model for our commercial portfolio. Among the most significant enhancements were expanded score band performance, loan to value analysis, and vintage analysis. Initiatives implemented in 2005 and 2006 included the use of custom scorecards to forecast defaults as well as losses within our consumer portfolio, creation of a default model based off of historical data to help determine credit costs, and creation of a foundation for risk based capital allocation using the Markov model. These enhancements have and will continue to help in refining our capital allocation for estimated loan losses.

The provision for loan losses totaled $4,193 in 2007, a decrease of $16,101 from 2006. The allowance for loan losses as a percentage of loans was 1.18% at both December 31, 2007 and 2006. The allowance for loan losses to non-performing loans at December 31, 2007 was 120.3% compared to 239.0% at December 31, 2006.

The decreased provision in 2007 was primarily due to:

•	The impact to 2006 from the charge-off of a $17,749 lending relationship, which is described further below;

•	Lower commercial net charge-offs, excluding the above relationship, of $2,230. Our commercial real estate and Cincinnati commercial lines of business have experienced no charge-offs since the inception of those businesses.

Despite the decline in the percentage of the allowance to total non-performing loans, we believe that our reserve is adequate. Some of those reasons are as follows:

•	The Chicago-area builder loans that accounted for the increase to non-performing loans are adequately secured and should not result in significant charge-offs;

•	The risk in our non-performing loans is granular, with only eight non-performing loans exceeding $500 and only one exceeding $1,000;

•	The performance of our other portfolios remains strong and our level of net charge-offs was low to moderate at 19 basis points for 2007, including 25 basis points for the fourth quarter of 2007; and

•	We are not seeing a material impact on our loan losses related to our residential mortgage portfolio, since we do not underwrite a subprime mortgage portfolio.

The increased provision in 2006 was primarily due to:

•	The impact of the charge-off of the $17,749 lending relationship during the fourth quarter of 2006, which is described further below;

•	Greater charge-offs in our consumer portfolio, particularly in the areas of indirect marine and recreational vehicle loans, which had net charge-offs of $1,227 compared to $784 in 2005; and

•	Net recoveries in 2006 of $108 for commercial mortgage and commercial construction and development real estate credits, as opposed to net charge-offs of $588 for 2005.

We charged off a $17,749 lending relationship in the fourth quarter of 2006, and instituted legal action against our borrower. Since then, eleven other collection suits have been filed against the borrower, including six by other financial institutions. As the result of an investigation by the state of Florida, a state court in Florida appointed a receiver to take over the operations of the borrower. During 2007, the receiver found that the borrower owed funds to individuals that purchased an employee investment savings account, as well as others involved in a stock program. This is in addition to the claims that have been made by the various financial institutions. On March 1, 2007, Integra along with three other financial institutions filed an involuntary bankruptcy petition against the borrower. The bankruptcy petition was subsequently certified by the court, a trust appointed, and a creditors committee formed. Claims filed against this borrower total almost $500,000, of which ours comprises approximately $18,000.

The relationship with this borrower began in 1997 as a part of a strategy to originate out of market credits through a broker network. There are no other significant loans remaining in our portfolio from that strategy. We continue to actively pursue our rights and remedies to collect the outstanding balance of these loans, as well as accrued interest and legal and other fees.

Net charge-offs to average loans for 2007 decreased to 19 basis points compared to 132 basis points in 2006. The $17,749 charge-off recorded during the fourth quarter of 2006 represented 100 basis points of the 132 basis points of net charge-offs in 2006. Net losses from our commercial portfolio were 7 basis points for 2007, while losses from our residential and consumer portfolios were 17 and 59 basis points. The 59 basis points of consumer loan net charge-offs include $856, or 20 basis points, of net overdraft losses from our retail High Performance Checking product.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)

	2007	2006	2005	2004	2003

Allowance for loan losses, January 1	$21,155	$24,392	$23,794	$25,403	$24,632
Allowance associated with purchase acquisitions	5,982	—	—	—	—
Loans charged off:
Commercial, industrial and agriculture	1,244	21,509	3,461	1,550	2,330
Lease financing	—	—	—	—	59
Commercial mortgages	54	66	620	859	840
Construction and development	200	—	—	13	—
Residential mortgages	797	704	589	1,321	1,734
Home Equity	246	397	130	154	180
Consumer	2,900	2,665	1,818	961	1,367

Total	5,441	25,341	6,618	4,858	6,510
Recoveries on charged off loans:
Commercial, industrial and agriculture	315	633	621	1,386	1,105
Lease financing	—	—	—	—	119
Commercial mortgages	18	174	32	242	86
Construction and development	—	—	—	24	—
Residential mortgages	154	171	166	249	405
Home Equity	105	41	64	24	1
Consumer	780	791	569	394	620

Total	1,372	1,810	1,452	2,319	2,336

Net charge-offs	4,069	23,531	5,166	2,539	4,174
Provision for loan losses	4,193	20,294	5,764	1,305	4,945
Allowance related to loans sold	—	—	—	(299)	—
Transfer to reserve for unfunded commitments	—	—	—	(76)	—

Allowance for loan losses, December 31	$27,261	$21,155	$24,392	$23,794	$25,403

Total loans at year-end, net of unearned income	$2,311,378	$1,790,976	$1,750,192	$1,665,324	$1,699,688
Average loans	2,128,551	1,782,918	1,688,547	1,644,471	1,670,938
Total non-performing loans	22,667	8,853	25,053	18,547	18,291
Net charge-offs to average loans	0.19%	1.32%	0.31%	0.15%	0.25%
Provision for loan losses to average loans	0.20	1.14	0.34	0.08	0.30
Allowance for loan losses to loans	1.18	1.18	1.39	1.43	1.50
Allowance for loan losses to non-performing loans	120.27	238.96	97.36	128.29	138.88

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

	Allowance Applicable to					Percent of Loans to Total Gross Loans
Loan Type	2007	2006	2005	2004	2003	2007	2006	2005	2004	2003

Commercial, industrial and agriculture	$8,060	$7,337	$11,713	$10,326	$12,789	30%	32%	33%	34%	35%
Economic development loans and other obligations of state and political subdivisions	—	—	—	86	135	—	—	—	1%	1%
Lease financing	1	1	56	63	105	—	—	—	—	—
Commercial mortgages	3,076	1,804	2,173	3,127	3,130	13%	10%	10%	14%	14%
Construction and development	7,150	2,537	1,904	763	344	26%	15%	11%	4%	3%
Residential mortgages	3,287	3,688	4,105	3,622	1,845	17%	24%	26%	27%	28%
Home equity	1,082	1,172	885	1,059	778	6%	8%	8%	9%	8%
Consumer	3,963	3,434	3,246	2,291	3,095	8%	11%	12%	11%	11%

Allocated	26,619	19,973	24,082	21,337	22,221	100%	100%	100%	100%	100%

Unallocated	642	1,182	310	2,457	3,182

Total	$27,261	$21,155	$24,392	$23,794	$25,403

The increase in the allowance for construction and development loans is due to continued growth in that portfolio, coupled with higher levels of non-performing assets, specifically the Chicago area builder loans discussed above.

DEPOSITS

Total deposits were $2,340,137 at December 31, 2007, compared to $1,953,852 at December 31, 2006. Most of the increase in deposits was attributable to the Prairie acquisition, which added $469,769 in deposits at the closing date. The Chicago region accounted for $24,726 of non-interest bearing demand, $18,922 of interest bearing checking, $10,434 of savings, $69,554 of money market and $168,636 of time deposit balances at December 31, 2007.

The average balances of each retail deposit category increased during 2007, as non-interest bearing deposits increased by $14,550, interest checking by $1,771, money market by $89,473, savings by $7,136 and time deposits by $197,496. Brokered deposit average balances increased $24,223, or 19.9%. Fourth quarter 2007 balances for non-interest bearing deposits declined $12,708, while interest bearing checking and money market balances increased $3,446 and $15,472 from those at September 30, 2007.

Continued execution of the High Performance Checking initiative continued to result in an increase in the number of accounts during 2007, as the net new number of checking accounts, at December 31, 2007 grew 5.9% compared to December 31, 2006. The Prairie acquisition comprised approximately 73% of this increase. The higher number of accounts from both organic growth and from the Prairie acquisition, coupled with higher levels of customer account activity, and a fee increase, resulted in an increase in deposit service charges of $1,438 or 7.6% in 2007, compared to an increase of $3,524 or 23.0% in 2006.

The pricing of retail certificates in the Chicago region is higher than that in our other markets. During the second through fourth quarters, the balances of retail certificates in the Chicago region declined as we replaced those retail certificates with less expensive funds from other markets.

TIME DEPOSITS OF $100 OR MORE AT DECEMBER 31, 2007

Maturing:
3 months or less	$210,004
Over 3 to 6 months	140,330
Over 6 to 12 months	85,037
Over 12 months	70,120

Total	$505,491

SHORT-TERM BORROWINGS

Short-term borrowings totaled $272,270 at December 31, 2007, an increase of $54,752 from year-end 2006. Short-term borrowings primarily include federal funds purchased (which are purchased from other financial institutions, generally on an overnight basis) securities sold under agreements to repurchase (which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service) and short-term advances from the Federal Home Loan Bank.

At December 31, 2007, we had an unsecured, unused line of credit for $15,000 with another financial institution, available federal funds purchased lines of $346,900, availability from the Federal Home Loan Bank of $78,813 and availability of $688,713 under the Federal Reserve borrower in custody program.

LONG-TERM BORROWINGS

Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, floating rate unsecured subordinated debt and trust preferred securities. Long-term borrowings increased $122,186 during 2007, to $376,707 from $254,521 at December 31, 2006.

We financed the cash portion of the consideration paid to Prairie stockholders with the proceeds of a $20,000 private offering of floating rate trust preferred securities and a $20,000 five-year term loan. In addition, we assumed a floating rate trust preferred security issued by Prairie that had a balance of $10,310 at December 31, 2007.

At December 31, 2007, FHLB advances included bullet or fixed maturity advances, which carried a weighted average interest rate of 4.57%, with maturities through 2016, as well as amortizing and other advances, which carried a weighted average interest rate of 5.11%.

Securities sold under agreements to repurchase include $165,000 in fixed rate national market repurchase agreements. These repurchase agreements have an average fixed rate of 3.94%, with $65,000 maturing in 2008, $50,000 maturing in 2012, and $50,000 maturing in 2013.

Unsecured subordinated debt includes $4,000 of debt that has a floating rate of three-month LIBOR plus 2.85% and will mature on April 7, 2014. We paid issuance costs of $141 and are amortizing those costs over the life of the debt. A second issue includes $10,000 of floating rate-subordinated debt issued in April 2003 that has a floating rate of three-month LIBOR plus 3.20%, which will mature on April 24, 2013. We paid issuance costs of $331 and are amortizing those costs over the life of the debt.

The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, but only upon the payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually beginning on July 25, 2008 at premiums of 4.6125% at July 25, 2008, 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $455 at December 31, 2007.

The floating rate capital securities callable at par on June 26, 2008, and quarterly thereafter, may be called prior to that date upon payment of a premium of 7.5% of the outstanding principal balance. Unamortized organizational costs for these securities were $888 at December 31, 2007.

The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 2.355% at December 15, 2008, 1.57% at December 15, 2009, and 0.785% at December 15, 2010.

The floating rate capital securities callable at par on June 30, 2012, and quarterly thereafter, may be called prior to that date upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 3.50% prior to June 30, 2008, 2.80% at June 30, 2008, 2.10% at June 30, 2009, 1.40% at June 30, 2010, and 0.70% at June 30, 2011.

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

In the normal course of our business, there are various outstanding commitments and contingencies, including letters of credit and standby letters of credit that are not reflected in the consolidated financial statements. Our exposure to credit loss in the event the nonperformance by the other party to the commitment is limited to the contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments.

The following table lists our significant contractual obligations and significant commitments coming due in the periods indicated at December 31, 2007. Further discussion of these obligations or commitments is included in Note 18 of the Notes to the Consolidated Financial Statements.

		Less Than	1 to 3	3 to 5	After 5
As of December 31, 2007	Total	One Year	Years	Years	Years

Contractual On Balance Sheet Obligations
Long-term debt	$376,707	$66,836	$25,034	$100,483	$184,354
Operating leases	15,360	2,556	3,492	2,485	6,827

Total contractual cash obligations	$392,067	$69,392	$28,526	$102,968	$191,181

Off Balance Sheet Obligations
Lines of credit	$742,306	$314,648	$203,872	$66,737	$157,049
Standby letters of credit	21,653	18,260	2,790	10	593
Other commitments	140,392	112,068	15,573	2,587	10,164

Total other commitments	$904,351	$444,976	$222,235	$69,334	$167,806

CAPITAL RESOURCES

Shareholders’ equity totaled $327,804 at December 31, 2007, an increase of $92,330 or 39.2% from 2006. The increase was primarily due to the shares of common stock we issued in the Prairie acquisition of $82,445 and net income of $30,710, partially offset by cash dividends of $14,152 and stock repurchases of $9,556.

Shareholder’s equity totaled $235,474 at December 31, 2006, an increase of $15,376 or 7.0% from 2005. The increase was primarily the result of net income of $19,547, proceeds from the exercise of stock options of $6,365 and a decrease in the unrealized loss on securities, net of taxes, of $1,090, partially offset by cash dividends of $11,814.

The dividend payout ratio for 2007 was 43.8%, compared to 59.3% for 2006. During the second quarter of 2007, we increased our quarterly dividend 5.9% to $0.18 per share. The average equity to average asset ratio was 9.68% and 8.46% for 2007 and 2006, respectively.

We opened a new banking center in Union, Kentucky in 2007 and none in 2006. At December 31, 2007, we had no future contractual commitments related to construction of new banking centers.

We and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2007 and 2006, we and Integra Bank exceeded the regulatory minimums and Integra Bank met the regulatory definition of “well capitalized”. See additional discussion in Note 15 to the Consolidated Financial Statements.

Capital trust preferred securities currently qualify as Tier 1 capital for the parent holding company under Federal Reserve guidelines. As a result of the issuance of FASB Interpretation No. 46, the Federal Reserve adopted a rule that allows the limited inclusion of trust preferred securities in Tier 1 capital, subject to stricter qualitative limits.

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

The primary sources of short-term asset liquidity for Integra Bank include federal funds sold, commercial paper, interest-bearing deposits with other financial institutions and securities available for sale. Short-term asset liquidity is also provided by scheduled principal paydowns and maturing loans and securities. We monitor the balance between these sources and the need to fund loan demand and deposit withdrawals under our capital markets policy. When these sources are not adequate, we may use federal fund purchases, brokered deposits, repurchase agreements, sales of investment securities or our borrowing capacity with the FHLB. At December 31, 2007 and 2006, federal funds sold and other short-term investments were $3,630 and $3,998, respectively. Additionally, at December 31, 2007, we had $346,900 available from unused federal funds lines and in excess of $66,640 in unencumbered securities available for repurchase agreements or liquidation. We also have availability with the Federal Home Loan Bank of $78,813.

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

Liquidity for the parent holding company is required to support its operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, fund stock repurchases and other general corporate purposes. We have an unsecured line of credit available which permits us to borrow up to $15,000. We also have access to funds from the Federal Reserve Bank totaling $688,713 as part of its borrower in custody program. There was no balance outstanding on this line at December 31, 2007. The Board of Directors has approved a dividend payout ratio of 35% to 50% of net earnings. We believe that funds to fulfill these obligations for the foreseeable future will be from cash and marketable securities, dividends from Integra Bank, the credit line, and other available sources.

ACCOUNTING CHANGES

For information regarding accounting standards issued which will be adopted in future periods, see Note 1 to the Consolidated Financial Statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off-balance sheet instruments. Our interest rate risk management program is comprised of several components, including Board of Directors’ oversight, senior management oversight, risk limits and control, risk identification and measurement, risk monitoring and reporting and independent review. We strive to manage the impact of interest rate volatility on earnings and capital through our interest rate risk management processes.

We manage interest rate risk with oversight by the ALCO and Finance Committee of the Board of Directors, or Board ALCO. The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. A committee comprised of senior officers, the Corporate ALCO Committee, meets at least quarterly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.

We measure and monitor interest rate risk by utilizing a simulation model. We use the following key methodologies to measure interest rate risk.

Earnings at Risk (“EAR”).  We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a “Base” scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. These interest rate scenarios are executed against a balance sheet utilizing projected growth and composition. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolio. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the “Base” interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the “Base” interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At December 31, 2007, we would experience a negative 2.55% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 1.44% change in net interest income. Both simulation results are well within the policy limits established by the Board ALCO. The increase in EAR in the -200 scenario from 0.28% to -2.55% is mostly due to an increase year-over-year of our commercial loan balances and our continued reduction in mortgage related products.

Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	−200 basis points	+200 basis points

December 31, 2007	(2.55)%	(1.44)%

December 31, 2006	0.28%	(1.78)%

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

At December 31, 2007, we would experience a negative 0.91% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 4.32% change in EVE. Both of these measures are within Board approved policy limits. The slight year to year improvement in EVE at risk is due to the reduction in mortgage loans and mortgage related securities, reducing mortgage prepayment risk.

Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	−200 basis points	+200 basis points

December 31, 2007	(0.91)%	(4.32)%

December 31, 2006	0.97%	(6.58)%

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on that assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Crowe Chizek and Company LLC has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2007 as stated in their report dated March 12, 2008.

/s/ Michael T. Vea	/s/ Martin M. Zorn
Chairman of the Board, President and Chief Executive Officer	Chief Financial Officer; Executive Vice President-Finance and Risk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Integra Bank Corporation
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Integra Bank Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. We also have audited Integra Bank Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integra Bank Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integra Bank Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Integra Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Crowe Chizek and Company LLC

Louisville, Kentucky
March 12, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Integra Bank Corporation:

In our opinion, the accompanying consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Integra Bank Corporation and its subsidiaries (“the Company”) for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Columbus, Ohio
March 10, 2006

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Cash and due from banks	$72,360	$65,400
Federal funds sold and other short-term investments	3,630	3,998

Total cash and cash equivalents	75,990	69,398
Loans held for sale (at lower of cost or fair value)	5,928	1,764
Securities available for sale	582,954	614,718
Securities held for trading	53,782	—
Regulatory stock	29,179	24,410
Loans, net of unearned income	2,311,378	1,790,976
Less: Allowance for loan losses	(27,261)	(21,155)

Net loans	2,284,117	1,769,821
Premises and equipment	50,552	46,157
Goodwill	123,050	44,491
Other intangible assets	11,652	6,832
Other assets	132,922	106,888

TOTAL ASSETS	$3,350,126	$2,684,479

LIABILITIES
Deposits:
Non-interest-bearing demand	$265,554	$252,851
Interest-bearing:
Savings, interest checking and money market accounts	918,023	794,280
Time deposits of $100 or more	505,491	372,356
Other interest-bearing	651,069	534,365

Total deposits	2,340,137	1,953,852
Short-term borrowings	272,270	217,518
Long-term borrowings	376,707	254,521
Other liabilities	33,208	23,114

TOTAL LIABILITIES	3,022,322	2,449,005
Commitments and contingent liabilities (Note 18)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 20,650,165 and 17,794,289 respectively	20,650	17,794
Additional paid-in capital	206,991	135,054
Retained earnings	104,913	88,355
Accumulated other comprehensive income (loss)	(4,750)	(5,729)

TOTAL SHAREHOLDERS’ EQUITY	327,804	235,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,350,126	$2,684,479

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans:
Taxable	$160,026	$125,088	$103,801
Tax-exempt	393	416	425
Interest and dividends on securities:
Taxable	24,588	26,525	28,591
Tax-exempt	5,167	4,412	5,355
Dividends on regulatory stock	1,286	1,479	1,528
Interest on loans held for sale	235	140	355
Interest on federal funds sold and other short-term investments	225	333	124

Total interest income	191,920	158,393	140,179
INTEREST EXPENSE
Interest on deposits	73,742	54,421	35,024
Interest on short-term borrowings	9,431	8,574	5,877
Interest on long-term borrowings	15,498	13,092	16,657

Total interest expense	98,671	76,087	57,558
NET INTEREST INCOME	93,249	82,306	82,621
Provision for loan losses	4,193	20,294	5,764

Net interest income after provision for loan losses	89,056	62,012	76,857

NON-INTEREST INCOME
Service charges on deposit accounts	20,317	18,879	15,355
Other service charges and fees	4,662	4,155	4,704
Debit card income-interchange	4,379	3,301	2,438
Trust income	2,391	2,361	1,979
Net securities gains (losses)	(2,277)	577	(1,532)
Gain on sale of other assets	642	93	6,786
Cash surrender value life insurance	2,258	2,166	2,348
Other	4,699	4,295	3,800

Total non-interest income	37,071	35,827	35,878
NON-INTEREST EXPENSE
Salaries and employee benefits	45,881	39,990	39,870
Occupancy	9,430	8,182	7,830
Equipment	3,443	3,412	3,584
Professional fees	4,612	2,955	4,362
Communication and transportation	5,430	4,933	4,742
Processing	2,464	2,083	2,616
Software	2,028	1,684	1,609
Marketing	2,305	1,941	2,075
Low income housing project losses	2,318	2,526	2,210
Amortization of intangible assets	1,560	933	933
Other	8,179	7,238	7,726

Total non-interest expense	87,650	75,877	77,557

Income before income taxes	38,477	21,962	35,178
Income taxes	7,767	2,415	7,879

NET INCOME	$30,710	$19,547	$27,299

Earnings per share:
Basic	$1.55	$1.11	$1.57
Diluted	1.55	1.11	1.56
Weighted average shares outstanding:
Basic	19,778	17,546	17,382
Diluted	19,812	17,658	17,468

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net income	$30,710	$19,547	$27,299
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $(51), $955, and $(5,482) respectively)	(75)	1,433	(7,916)
Reclassification of realized amounts (net of tax of $923, $(234), and $621 respectively)	1,354	(343)	911

Net unrealized gain (loss) on securities	1,279	1,090	(7,005)
Unrealized gain (loss) on hedged derivatives arising in period (net of tax of $144 and $13 for 2007 and 2006 respectively)	210	19	—
Adjustment to the minimum postretirement liability (net of tax of $(302) for 2007)	(510)	—	—

Net unrealized gain (loss), recognized in other comprehensive income	979	1,109	(7,005)

Comprehensive income	$31,689	$20,656	$20,294

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Changes In Shareholders’ Equity

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands, except share and per share data)

BALANCE AT JANUARY 1, 2005	17,375,004	$17,375	$126,399	$64,481	$1,036	$209,291

Net income	—	—	—	27,299	—	27,299
Cash dividend declared ($0.64 per share)	—	—	—	(11,158)	—	(11,158)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	(7,005)	(7,005)
Exercise of stock options	71,723	72	1,227	—	—	1,299
Grant of restricted stock, net of forfeitures	18,221	18	(18)	—	—	—
Acceleration of stock option vesting			20			20
Stock-based compensation expense	—	—	352	—	—	352

BALANCE AT DECEMBER 31, 2005	$17,464,948	$17,465	$127,980	$80,622	$(5,969)	$220,098

Net income	—	—	—	19,547	—	19,547
Cash dividend declared ($0.67 per share)	—	—	—	(11,814)	—	(11,814)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	1,090	1,090
Interest rate swaps	—	—	—	—	19	19
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(869)	(869)
Exercise of stock options	289,862	290	6,075	—	—	6,365
Grant of restricted stock, net of forfeitures	39,479	39	(39)	—	—	—
Stock-based compensation expense	—	—	1,038	—	—	1,038

BALANCE AT DECEMBER 31, 2006	17,794,289	$17,794	$135,054	$88,355	$(5,729)	$235,474

Net income	—	—	—	30,710	—	30,710
Cash dividend declared ($0.71 per share)	—	—	—	(14,152)	—	(14,152)
Repurchase of outstanding shares	(404,450)	(404)	(9,152)	—	—	(9,556)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	1,279	1,279
Interest rate swaps	—	—	—	—	210	210
Change in unrealized postretirement liability, net of tax	—	—	—	—	(510)	(510)
Exercise of stock options	29,761	30	331	—	—	361
Issuance of stock for acquisition	3,149,157	3,149	79,296	—	—	82,445
Grant of restricted stock, net of forfeitures	81,408	81	(81)	—	—	—
Stock-based compensation expense	—	—	1,543	—	—	1,543

BALANCE AT DECEMBER 31, 2007	20,650,165	$20,650	$206,991	$104,913	$(4,750)	$327,804

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,710	$19,547	$27,299
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	6,852	5,950	7,030
Provision for loan losses	4,193	20,294	5,764
Net securities (gains) losses	(449)	(577)	1,532
Impairment charge on available for sale securities	2,726	—	—
Net held for trading (gains) losses	(123)	—	—
(Gain) loss on sale of premises and equipment	—	(65)	202
Gain on sale of other real estate owned	(77)	(28)	(109)
Loss on sale of other assets	12	—	—
Gain on sale of mortgage servicing rights	(577)	—	—
Gain on sale of merchant processing program	—	—	(411)
Gain on sale of branches	—	—	(6,204)
Loss on low-income housing investments	2,318	2,526	2,210
Proceeds from maturities of held for trading securities	471	—	—
Purchase of held for trading securities	(54,130)	—	—
Increase (decrease) in deferred taxes	(2,219)	(3,461)	5,892
Net gain on sale of loans held for sale	(803)	(640)	(681)
Proceeds from sale of loans held for sale	84,817	58,683	66,956
Origination of loans held for sale	(88,178)	(59,285)	(65,624)
Change in other operating	6,267	5,283	8,028

Net cash flows provided by (used in) operating activities	(8,190)	48,227	51,884

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	117,510	126,535	179,152
Proceeds from sales of securities available for sale	51,815	7,904	30,595
Purchase of securities available for sale	(51,743)	(66,132)	(104,210)
Purchase of bank owned life insurance	(13,628)	—	—
Increase in loans made to customers	(94,846)	(65,389)	(103,806)
Decrease in loans from sale of branches	—	—	13,772
Proceeds from sale of merchant processing program	—	—	585
Purchase of premises and equipment	(2,870)	(292)	(4,869)
Proceeds from sale of premises and equipment from sale of branches	—	—	608
Proceeds from sale of premises and equipment	—	125	211
Proceeds from sale of other real estate owned	2,630	516	724
Acquisition of Prairie Financial Corp, net of cash acquired	(34,250)	—	—

Net cash flows provided by (used in) investing activities	(25,382)	3,267	12,762

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(83,905)	145,349	(19,590)
Decrease in deposits from sale of branches	—	—	(68,448)
Excess income tax benefit from employee stock-based awards	10	416	—
Net increase in short-term borrowed funds	49,862	15,284	26,641
Proceeds from long-term borrowings	211,619	10,000	—
Repayment of long-term borrowings	(114,757)	(210,266)	(2,483)
Repurchase of common stock	(9,556)	—	—
Dividends paid	(13,460)	(11,583)	(11,144)
Proceeds from exercise of stock options	351	5,949	1,299

Net cash flows provided by (used in) financing activities	40,164	(44,851)	(73,725)

Net increase (decrease) in cash and cash equivalents	6,592	6,643	(9,079)

Cash and cash equivalents at beginning of year	69,398	62,755	71,834

Cash and cash equivalents at end of year	$75,990	$69,398	$62,755

Consolidated Statements of Cash Flows are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$93,600	$73,722	$55,239
Income taxes (benefit)	6,666	7,920	(288)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	4,590	1,074	836
Dividends declared and not paid	3,717	3,025	2,794

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation is a bank holding company based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank. As used in these notes, and unless the context provides otherwise, the terms we, us, our, the company and Integra refer to Integra Bank Corporation and its subsidiaries. We also own Integra Reinsurance Company, Ltd. which was formed under the laws of the Turks and Caicos Islands and the state of Arizona. We also have a controlling interest in four statutory business trusts. We provide services and assistance to our wholly owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, we receive income and/or dividends from Integra Bank, where most of our activities take place.

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

Integra Bank’s products and services are delivered through its customers’ channel of preference. At December 31, 2007, Integra Bank serves its customers through 80 banking centers, 134 automatic teller machines and four loan production offices. Integra Bank also serves its customers through its telephone banking and offers a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.

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

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the parent company and two of our subsidiaries. At December 31, 2007, the subsidiaries included in the consolidated financial statements consisted of Integra Bank and a reinsurance company. Our four statutory business trusts are not consolidated due to the guidance of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“VIEs”).

All significant intercompany transactions and balances have been eliminated. We utilize the accrual basis of accounting. Certain prior period amounts have been reclassified to conform to the 2007 financial reporting presentation.

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

SECURITIES

Securities can be classified as trading, available for sale and held to maturity. Currently, we classify securities as available for sale and trading.

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

Securities classified as held for trading are held principally for resale in the near term and are recorded at fair value with changes in fair value included in earnings. Interest and dividends are included in net interest income. Quoted market prices are used to determine the fair value of trading securities.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock. From time to time, we purchase shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. During 2007 and 2006, we sold $118 and $8,747 of our FHLB stock back to the FHLB at par, while adding $1,035 from the Prairie acquisition in 2007. In 2007, we added $570 of Federal Reserve stock from Prairie, and purchased an additional $3,282 of Federal Reserve stock.

LOANS

Loans are stated at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of aggregate cost or fair value.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method which approximates the effective interest rate. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. We endeavor to recognize as quickly as possible situations where the borrower’s repayment ability has become impaired or the collectability of interest is doubtful or involves more than the normal degree of risk. Generally, we place a loan on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged-off. Real estate 1 — 4 family loans (both first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. We adhere to the standards for classification and treatment of open and closed-end credit extended to individuals for household, family and other personal expenditures, including consumer loans and credit cards, that are established by the Uniform Retail Classification and Account Management Policy (OCC Bulletin 2000-20). At the time a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and deferred loan fees or costs amortization is discontinued. When doubt exists as to the collectability of the remaining book balance of a loan placed in nonaccrual status, any payments received will be applied to reduce principal to the extent necessary to eliminate such doubt. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest and principal. Past due loans are loans that are contractually past due as to interest or principal payments.

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

An annual review of selected loans, based on size, is conducted to identify loans with heightened risk or probable losses. The primary responsibility for this review rests with the relationship manager responsible for the credit relationship. This review is supplemented by the loan review area, which provides information assisting in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to us.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114). We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the market value of the collateral, less estimated cost to liquidate. For

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

non-collateral dependent loans, the allowance is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement.

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

OTHER REAL ESTATE OWNED

Properties acquired through foreclosure and unused bank premises are initially recorded at market value, reduced by estimated selling costs and are accounted for at lower of cost or fair value. The market values of other real estate are typically determined based on appraisals by independent third parties. Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans. Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense. At December 31, 2007 and 2006, net other real estate owned was $2,923 and $936, respectively.

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

INTANGIBLE ASSETS

Goodwill results from business acquisitions and represents the excess of the cost of an acquisition over the fair value of acquired tangible assets and liabilities and identified intangible assets. We assess goodwill for impairment no less than annually by applying a series of fair-value-based tests using the net present value of estimated net cash flows, the average stock price of our common stock for the past twelve months and the stock’s expected target price over the next twelve months. Impairment exists when the net book value of our one reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability. Core deposit intangibles are recorded at fair value, based on a discounted cash model valuation at the time of acquisition and are evaluated periodically for impairment. Customer relationship intangibles utilize a method that discounts the cash flows related to future loan relationships that are expected to result from referrals from existing customers. Estimated cash flows are determined based on estimated future net interest income resulting from these relationships, less a provision for loan losses, non-interest expense, income taxes and contributory asset charges.

Intangible assets, primarily core deposit intangibles, are amortized over their estimated useful lives and also are subject to impairment testing.

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

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights, or MSRs, represent an estimate of the present value of future cash servicing income, net of estimated costs, we expect to receive on loans sold with servicing retained. We sold our MSR portfolio during the first quarter of 2007 and no longer retain servicing rights on new originations. Prior to the sale, MSRs were capitalized as separate assets when loans are sold and servicing is retained. The carrying value of MSRs was amortized in proportion to and over the period of net servicing income. This amortization was recorded as a reduction to income.

The carrying value of MSRs, prior to 2007, was periodically reviewed for impairment based on fair value. We disaggregated our servicing rights portfolio based on loan type and interest rate, which were the predominant risk characteristics of the underlying loans. A primary factor influencing the fair value was the estimated life of the underlying loans serviced. The estimated life of the loans serviced was significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs should decline due to an expected increase in prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline.

Fees received for servicing mortgage loans owned by investors were based on a percentage of the outstanding monthly principal balance of such loans and were included in income as loan payments are received. Costs of servicing loans were charged to expense as incurred. At December 31, 2006 we had MSR assets of $2,005.

MORTGAGE BANKING DERIVATIVES

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these derivatives are included in net gains on sales of loans.

DERIVATIVE FINANCIAL INSTRUMENTS

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Our interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that we may use as part of our interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract’s specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. Freestanding derivatives include derivative

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

transactions entered into for risk management purposes that either do not qualify for hedge accounting or which we decide to record at their market value, with changes going through earnings.

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

Prior to entering a hedge transaction, we formally document the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in market values or cash flows of the hedged item. We consider hedge instruments with a correlation from 80% to 125% to be sufficiently effective to qualify as a hedge instrument. If it is determined that the derivative instrument is no longer highly effective as a hedge or if the hedge instrument is terminated, hedge accounting is discontinued and the adjustment to market value of the derivative instrument is recorded in net income.

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

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized gains and losses on cash flow hedges and changes in our minimum postretirement health and life plan, which are recognized as separate components of equity. At December 31, 2007, accumulated other comprehensive income included $3,600 of

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

unrealized losses on securities available for sale, $229 of unrealized gains on cash flow hedges, and $1,379 of changes in our minimum postretirement health and life plan.

LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are now such matters that will have a material effect on the financial statements.

STOCK-BASED COMPENSATION

Prior to 2006, we accounted for stock options using the intrinsic value method following Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation costs been determined based on the grant date market values of awards (the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”), reported net income and earnings per common share would have been reduced to the proforma amounts shown below.

For the Year Ended
December 31,
2005

Net income:	$27,299
Add: Stock-based compensation expense included in reported net income, net of tax	221
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,505

Proforma	$25,015

Earnings per share:
Basic
As reported	$1.57
Proforma	1.44
Diluted
As reported	$1.56
Proforma	1.43

The weighted average fair value of each stock option included in the preceding proforma amounts for 2005 was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

On January 1, 2006, we adopted SFAS 123(R). The revised standard eliminated the intrinsic value method of accounting required under APB 25. We adopted SFAS 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under application of this method, compensation expense recognized for all share-based awards granted in and after 2006 is based on the grant date fair value of the stock grants less estimated forfeitures. For 2006, adopting this standard resulted in a reduction in income before taxes for stock option expense of $245, a reduction in net income of $154, and a decrease in basic and diluted earnings per share of $0.01. For 2007, it resulted in a reduction in income before taxes for stock option expense of $589, a reduction in net income of $371, and a decrease in basic and diluted earnings per share of $0.02. The amortized stock option and restricted stock expense is included in the statement of changes in shareholders’ equity as stock-based compensation expense.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following assumptions were utilized in computing the fair values:

	2007	2006	2005

Number of options/SARs granted	178,464	259,106	300,154
Stock price	$20.68	$23.17	$21.67
Risk-free interest rate	4.75%	4.99%	4.04%
Expected life, in years	6	6	7
Expected volatility	21.10%	24.49%	33.20%
Expected dividend yield	2.95%	2.80%	3.00%
Estimated fair value per option/SARs	$6.49	$5.65	$6.43

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 were effective for us in 2007 and did not impact our consolidated financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”), which changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. SFAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value. This pronouncement was effective for us beginning January 1, 2007. The adoption of SFAS No. 156 has not had a material impact on our financial statements since we sold our mortgage servicing rights portfolio during the first quarter of 2007, and have since sold substantially all of our originations on a servicing released basis.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at January 1, 2007. FIN 48 was effective for us beginning on January 1, 2007, and did not impact our financial statements. We have no material unrecognized tax benefits. We file a consolidated U.S. federal income tax return with our subsidiaries and file returns in the state of Indiana and other states in conformity with those states filing status requirements. These returns are subject to examination by taxing authorities for all years after 2003.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires that an employer (a) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position, (b) beginning in 2007, recognize as a component of other comprehensive income,

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position beginning in 2008, and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition assets or obligations. We adopted this pronouncement on December 31, 2006. The adoption had the following effect on individual line items in the 2006 financial statements:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Deferred income taxes	$18,568	$512	$19,080
Total assets	2,683,967	512	2,684,479
Liability for postretirement plan	866	1,381	2,247
Total liabilities	2,447,624	1,381	2,449,005
Accumulated other comprehensive income	(4,860)	(869)	(5,729)
Total stockholders’ equity	236,343	(869)	235,474

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance” (“Issue 06-5”). FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue was effective for us beginning January 1, 2007, and did not have an impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for us during the first quarter of 2008. We are in the process of evaluating the impact the adoption of SFAS No. 157 will have on our financial statements. We expect that it will result in additional disclosures, but do not expect a material impact, if any, to amounts recorded on our consolidated balance sheets or statements of income.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair value option provided by this statement may be applied on an instrument by instrument basis, is irrevocable and may be applied only to entire instruments and not portions of instruments. We adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of our financial instruments as of that date.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The liability should be recognized in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, based on the substantive agreement with the employee. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We adopted Issue 06-04 on January 1, 2008. The adoption of Issue 06-04 resulted in an increase to our accrued postretirement liability of $1,922, a reduction to retained earnings of $1,208 and an increase in our deferred tax asset of $714.

In March, 2007, the FASB ratified the EITFs consensus on Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. The objective of EITF 06-10 is to determine when and at what amount to recognize the assets, liability and related compensation costs for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods. We adopted Issue 06-04 on January 1, 2008. The adoption of Issue 06-10 did not impact our financial statements, since we do not have collateral assignment split-dollar life insurance arrangements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified by us in 2008. We do not expect the impact of this standard to be material.

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revises SFAS No. 141. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. This pronouncement requires an acquirer to recognize the assets acquired and liabilities assumed in the acquiree at the acquisition date, measured at their fair values as of that date, as opposed to the date the agreement was finalized. It also requires the acquirer to expense the costs incurred to effect the acquisition, where SFAS No. 141 included those amounts in recorded goodwill. SFAS No. 141(R) also requires the acquirer to record restructuring costs, including severance, in the statement of income. Finally, the pronouncement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values, using the recognition criteria included in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, with future changes going through earnings. This pronouncement is effective for us in 2009.

NOTE 2 —	BUSINESS COMBINATIONS

On April 9, 2007, we completed the acquisition of Prairie Financial Corporation, a privately-held 15 year old community bank with five offices in the Chicago metropolitan area. The merger is consistent with our strategy to grow earnings through hiring and retaining high quality management teams in the Midwest, expanding into higher growth markets, growing our customer base and providing more services to those customers. We expect to increase

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

our customer base in the Chicago market, expand our customer base, introduce our retail products and market additional products and services to new and existing customers and reduce operating costs through economies of scale. The access to the Chicago market, opportunity to increase profitability by introducing our existing retail and commercial products and services to Prairie’s customers, as well as new customers, along with the already high level of core profitability of the Prairie organization, contributed to the purchase price.

Prairie stockholders received merger consideration of $65.26 in cash and 5.914 shares of Integra common stock for each share of Prairie common stock. Prairie’s banking subsidiary, Prairie Bank & Trust Co., merged into Integra Bank, as part of the transaction.

The total purchase price, based on the price of our stock on October 4, 2006, the date the purchase price was agreed to, was $118,487 including $1,291 in direct acquisition costs. Goodwill of approximately $78,886 was recorded, as were core deposit and customer relationship intangible assets of $6,380. The core deposit and customer relationship intangibles are being amortized over ten and five year periods, respectively, using an accelerated method. These intangibles, as well as goodwill, are being deducted for tax purposes over 15 years using the straight line method. Goodwill, for accounting purposes, is not amortized, but rather evaluated for impairment. The customer relationship intangible asset was determined utilizing a method that discounts the cash flows related to future loan relationships that are expected to result from referrals from existing customers. Estimated cash flows were determined based on estimated future net interest income resulting from these relationships, less a provision for loan losses, non-interest expense, income taxes and contributory asset charges.

The results of the operations of the acquired entity are included in the consolidated statements of income from the acquisition date forward. There are no contingent payments, options or commitments specified in the merger agreement that would result in the payment of any additional consideration to Prairie’s stockholders.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. We are still in the process of finalizing minor adjustments to recorded goodwill; therefore, these amounts are subject to change.

Securities available for sale	$86,409
Loans, net	428,213
Goodwill	78,886
Core deposit and other intangibles	6,380
Other assets	27,240

Total assets acquired	$627,128
Deposits	$469,769
Other liabilities	38,872

Total liabilities assumed	$508,641
Net assets acquired	$118,487

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

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Net interest income	$99,341	$102,901
Non-interest income	37,933	38,050

Total Revenue	$137,274	$140,951
Net income	$30,091	$25,146
Basic earnings per share	$1.52	$1.22
Diluted earnings per share	1.52	1.21

On September 13, 2007, we announced that we had entered into a definitive agreement to merge with Peoples Community Bancorp, Inc. of Cincinnati, Ohio (“Peoples”). Peoples is the holding company for Peoples Community Bank, a federally chartered stock savings bank, with 19 offices and 24 ATMs in the Greater Cincinnati metropolitan area. Under the terms of the merger agreement, each share of Peoples stock was to have been converted into the right to receive 0.6175 shares of our common stock and $6.30 in cash. Based upon our closing price on September 12, 2007, of $18.45 per share, the merger consideration was equivalent to $17.69 per share of Peoples common stock or $85,615 in total, not including approximately $700 we had planned to pay for Peoples stock options.

On January 31, 2008, we announced that the parties determined not to pursue the merger and terminated the definitive agreement. There were no penalties incurred by either party in connection with the termination and each agreed to bear its own expenses. As a result, we charged off $604 of previously capitalized merger related expenses incurred during 2007.

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

The following provides a reconciliation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2007	2006	2005

Net income	$30,710	$19,547	$27,299
Weighted average shares outstanding — Basic	19,777,780	17,546,260	17,381,682
Stock option adjustment	33,784	99,820	54,759
Restricted stock adjustment	516	12,381	31,102

Average shares outstanding — Diluted	19,812,080	17,658,461	17,467,543

Earnings per share-Basic	$1.55	$1.11	$1.57
Effect of stock options and restricted shares	—	—	(0.01)

Earnings per share — Diluted	$1.55	$1.11	$1.56

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Options to purchase 949,827 shares, 180,946 shares, and 625,113 shares were outstanding at December 31, 2007, 2006 and 2005, respectively, and were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 4.	SECURITIES

On December 31, 2007, our securities were classified as either available for sale or trading, while they were all classified as available for sale at December 31, 2006. Amortized cost, market value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

December 31, 2007:
U.S. Government agencies	$16,074	$69	$1	$16,142
Mortgage-backed securities	122,976	661	826	122,811
Collateralized Mortgage Obligations	280,544	576	5,137	275,983
States & political subdivisions	104,528	2,385	94	106,819
Other securities	64,846	110	3,757	61,199

Total	$588,968	$3,801	$9,815	$582,954

December 31, 2006:
U.S. Government agencies	$16,175	$24	$34	$16,165
Mortgage-backed securities	135,885	265	2,520	133,630
Collateralized Mortgage Obligations	322,666	68	9,317	313,417
States & political subdivisions	73,580	2,566	3	76,143
Other securities	74,924	560	121	75,363

Total	$623,230	$3,483	$11,995	$614,718

The fair value of available for sale securities as of December 31, 2007, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Available for Sale Securities	Fair Value

Due in one year or less	$31,299
Due from one to five years	218,251
Due from five to ten years	226,244
Due after ten years	107,160

Total	$582,954

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Securities available for sale realized gains, losses and other-than-temporary impairments are summarized as follows:

	2007	2006	2005

Gross realized gains	$1,272	$597	$89
Gross realized losses	(823)	(20)	(1,166)
Other-than-temporary impairment	(2,726)	—	(455)

Total	$(2,277)	$577	$(1,532)

Available for sale securities with unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government agencies	$50	$—	$400	$1	$450	$1
Mortgage-backed securities	26,969	85	43,909	741	70,878	826
Collateralized mortgage obligations	13,542	313	204,067	4,824	217,609	5,137
State & political subdivisions	7,349	93	30	1	7,379	94
Other securities	36,169	3,730	2,398	27	38,567	3,757

Total	$84,079	$4,221	$250,804	$5,594	$334,883	$9,815

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government agencies	$10,106	$19	$835	$15	$10,941	$34
Mortgage-backed securities	1,365	4	116,439	2,516	117,804	2,520
Collateralized mortgage obligations	13,793	105	293,903	9,212	307,696	9,317
State & political subdivisions	99	1	143	2	242	3
Other securities	5,038	6	21,212	115	26,250	121

Total	$30,401	$135	$432,532	$11,860	$462,933	$11,995

The securities held for trading at December 31, 2007, consist of the following:

SECURITIES HELD FOR TRADING	December 31,
(At Fair Value)	2007

Mortgage-backed securities	$18,385
Collateralized Mortgage Obligations	35,397

Total	$53,782

The net gain on trading activities included in earnings for 2007 was $127.

During the third quarter of 2007, we sold 7,831 shares of Mastercard Class B common stock for $1,038 by converting those shares to Class A shares and then selling them through a voluntary program offered by MasterCard Incorporated. We received these shares in 2006 as a result of Mastercard’s public offering, which resulted in its

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

stock being listed on the New York Stock Exchange. Prior to the third quarter of 2007, these shares did not have a readily determinable fair value and were carried at cost.

On September 24, 2007, we sold securities with a book value of $15,835 for $15,016, resulting in a loss on the sale of $819. Prior to this sale, we had the ability and the intention to hold all of our securities that had a fair value below cost until maturity. In the third quarter, we conducted a comprehensive review of our securities available for sale portfolio. The review was the result of the changing economic landscape from recent events surrounding the mortgage industry, recent statements and actions by the Federal Open Market Committee (in particular, the decision to lower the Fed funds target rate in mid September 2007), and our desire to reposition the securities portfolio (liquidity, interest rate risk, and earnings) over the long term.

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

During the fourth quarter of 2007, we recognized a $2,726 pre-tax charge for an other-than-temporary decline in fair value. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The charges are for four investment grade Federal Home Loan Mortgage Corporation “Freddie Mac” perpetual preferred securities classified as available for sale with a total fair value of $9,973 at December 31, 2007. We decided to reflect the unrealized mark-to-market loss on these securities as other-than-temporary impairment because of the fourth quarter 2007 decline in the market value of the securities. Although we believe that the securities will ultimately recover, we are unable to determine if the securities will recover to their original book value, less $455 of impairment taken in 2005, in the next fifteen months. The securities were rated investment grade at their purchase dates ranging from 2000 through 2002, and are currently rated investment grade with ratings of AA- by S&P and Aa3 by Moody’s. The securities continue to perform according to their contractual terms and all dividend payments are current. The market value of these securities has increased since December 31, 2007, but remains below the original cost basis.

We do not believe any other individual unrealized loss in the securities portfolio represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities are backed by the U.S. government or its agencies or the securities’ public ratings, if available, and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. We also review the underlying collateral for certain securities in our portfolio as past of our impairment analysis and review.

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

At December 31, 2007 and 2006, the carrying value of securities pledged to secure public deposits, trust funds, repurchase agreements and FHLB advances was $452,044 and $332,580, respectively.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 5.	LOANS

A summary of loans as of December 31, follows:

	2007	2006

Commercial
Commercial, industrial and agricultural loans	$689,504	$568,841
Economic development loans and other obligations of state and political subdivisions	7,227	7,179
Lease financing	5,291	5,495

Total commercial	702,022	581,515
Commercial real estate
Commercial mortgages	298,151	180,249
Construction and development	609,858	260,314

Total commercial real estate	908,009	440,563
Residential mortgages	380,429	436,309
Home equity	145,403	132,704
Consumer loans	175,516	199,887

Total loans	2,311,379	1,790,978
Less: unearned income	1	2

Loans, net of unearned income	$2,311,378	$1,790,976

A summary of non-performing loans, including those classified as loans held for sale, as of December 31 follows:

	2007	2006	2005

Nonaccrual	$18,549	$8,625	$25,013
90 days past due	4,118	228	40

Total non-performing loans	$22,667	$8,853	$25,053

The following table presents data on impaired loans at December 31:

	2007	2006	2005

Impaired loans for which there is a related allowance for loan losses	$11,527	$338	$17,010
Impaired loans for which there is no related allowance for loan losses	568	2,316	8,109

Total impaired loans	$12,095	$2,654	$25,119

Allowance for loan losses for impaired loans included in the allowance for loan losses	$752	$233	$4,380
Average recorded investment in impaired loans	7,685	6,083	24,378
Interest income recognized from impaired loans	407	87	338
Cash basis interest income recognized from impaired loans	14	13	134

There are no unused commitments available on any impaired loans.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amount of loans serviced by us for the benefit of others at December 31, 2006, is not included in the accompanying consolidated balance sheet. The amount of unpaid principal balances of these loans was $290,284 at December 31, 2006. During the first quarter of 2007, we sold our mortgage servicing portfolio.

Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, prohibits “carrying over” or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in an acquisition. We acquired three relationships in the Prairie acquisition for which there was evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At the acquisition date, these loans included receivable balances of $2,546, less specific reserves of $174. We recorded a net receivable of $2,372 for these relationships. The balance of this receivable subsequently was moved to other real estate owned, where two of the relationships remained at December 31, 2007.

NOTE 6.	RELATED PARTY TRANSACTIONS

Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and us. The activity in these loans during 2007 and 2006 is as follows:

	2007	2006

Balance as of January 1	$3,382	$1,233
New loans	2,885	1,852
Repayments	(2,795)	(1,108)
Director and officer changes	1,023	1,405

Balance as of December 31	$4,495	$3,382

The balance of related party deposits as of December 31	$13,668	$9,822

NOTE 7.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

	2007	2006	2005

Balance at beginning of year	$21,155	$24,392	$23,794
Allowance associated with acquisition	5,982	—	—
Loans charged to allowance	(5,441)	(25,341)	(6,618)
Recoveries credited to allowance	1,372	1,810	1,452

Net charge-offs	(4,069)	(23,531)	(5,166)
Provision for loan losses	4,193	20,294	5,764

Balance at end of year	$27,261	$21,155	$24,392

Total charge-offs for 2006 include the charge-off of a $17,749 lending relationship to one borrower, which consisted of two loans to a charter airline and two to its majority owner.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 8.	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

	2007	2006

Land	$9,076	$7,232
Buildings and lease improvements	68,912	62,876
Equipment	22,918	21,928
Construction in progress	462	998

Total cost	101,368	93,034
Less accumulated depreciation	50,816	46,877

Net premises and equipment	$50,552	$46,157

Depreciation and amortization expense for 2007, 2006 and 2005 was $4,497, $4,155 and $4,226, respectively.

NOTE 9.	INTANGIBLE ASSETS

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill (Non-amortizing)	$123,050	$—	$123,050	$44,491	$—	$44,491
Core deposits (Amortizing)	23,320	(11,766)	11,554	17,080	(10,248)	6,832
Customer Relationship (Amortizing)	140	(42)	98	—	—	—

Total intangible assets	$146,510	$(11,808)	$134,702	$61,571	$(10,248)	$51,323

Amortization expense for core deposit intangibles and customer relationship intangible assets for 2007, 2006 and 2005 was $1,560, $933 and $933, respectively. Core deposit intangibles amortized using both straight line and accelerated methods over varying periods through 2018, while the customer relationship intangible is being amortized on an accelerated basis over five years. There were no valuation impairments for intangible assets during 2006 or 2007. See Note 2 for discussion regarding goodwill acquired in 2007.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year Ending December 31,

2008	$1,725
2009	1,686
2010	1,648
2011	1,610
2012	1,565
Thereafter	3,418

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 10.	MORTGAGE SERVICING RIGHTS

A summary of capitalized MSRs at December 31, which are included in other assets follows:

	2007	2006	2005

Balance at beginning of year	$2,005	$2,588	$2,806
Amount capitalized	56	230	573
Amount amortized	(174)	(813)	(791)
Sale of MSRs	(1,887)	—	—

Balance at end of year	$—	$2,005	$2,588

Fair Market Value	$—	$3,213	$3,590

There was no valuation reserve at December 31, 2006 or 2005.

During 2007, the mortgage servicing rights portfolio was sold for a gain of $577.

NOTE 11.	DEPOSITS

As of December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$989,972
2009	113,494
2010	26,585
2011	7,712
2012 and thereafter	18,797

Total	$1,156,560

We had $150,520 in brokered deposits at December 31, 2007 and $128,793 at December 31, 2006.

NOTE 12.	INCOME TAXES

The components of income tax expense for the three years ended December 31 are as follows:

	2007	2006	2005

Federal:
Current	$5,247	$5,874	$1,205
Deferred	2,583	(3,227)	6,261

Total	7,830	2,647	7,466

State:
Current	$301	$—	$781
Deferred	(364)	(232)	(368)

Total	(63)	(232)	413

Total income taxes (benefit)	$7,767	$2,415	$7,879

The portion of the tax provision relating to net realized securities gains or losses amounted to $(845), $234 and $(621) for 2007, 2006 and 2005, respectively.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

	2007	2006	2005

Federal income tax computed at the statutory rates	$13,467	$7,687	$12,313
Adjusted for effects of:
Tax refunds	(886)	—	—
Tax exempt interest	(1,757)	(1,475)	(1,761)
Nondeductible expenses	335	241	221
Low income housing credit	(2,240)	(2,389)	(2,510)
Cash surrender value of life insurance policies	(768)	(758)	(822)
Dividend received deduction	(189)	(215)	(215)
State taxes, net of Federal benefit	(41)	(151)	807
Other differences	(154)	(525)	(154)

Total income taxes	$7,767	$2,415	$7,879

The tax effects of principal temporary differences are shown in the following table:

	December 31,
	2007	2006

Allowance for loan losses	$12,221	$14,012
Alternative minimum tax credit carryforward	3,018	2,994
Low income housing tax credit carryforward	9,121	9,544
Net operating loss carryforward	2,506	2,141
Other-than-temporary impairment	1,182	169
Postretirement liability	1,206	833
Unrealized loss on securities available for sale	2,437	3,446
Other, net	1,333	606

Total deferred tax assets	33,024	33,745
Direct financing and leveraged leases	(4,310)	(4,661)
Fair value adjustments from acquisitions	(452)	(552)
FHLB dividend	(1,477)	(1,518)
Goodwill and core deposit intangibles	(5,028)	(1,025)
Mortgage servicing rights	—	(743)
Partnership income	(1,589)	(1,609)
Premises and equipment	(4,156)	(4,557)

Total deferred tax liabilities	(17,012)	(14,665)

Net deferred tax asset	$16,012	$19,080

At December 31, 2007, we had state net operating loss carryforwards of $42,386 which begin to expire in 2017. Our low income housing tax credit carryforwards begin to expire in 2019. Our alternative minimum tax credit carryforwards do not have an expiration date.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During 2007, we received refunds from the Internal Revenue Service (IRS) from an ongoing audit of our tax returns for adjustments that went in our favor, as well as interest income on the refunds related to those adjustments. We recorded total refunds of $886 and related interest income of $152.

We have determined that no valuation allowance is required with respect to the deferred tax assets.

At December 31, 2007, we had no unrecognized tax benefits and do not expect that to change during 2008. There were no interest or penalties expensed during 2007. We are subject to U.S. federal income tax, as well as state income tax in the state of Indiana and various other states. We are no longer subject to examination by taxing authorities for years before 2004.

In December, 2007, we were notified by the Indiana Department of Revenue that we had been selected for a compliance audit. The audit is expected to be conducted during 2008 and will include a review of income, sales and withholding tax for the years 2005-2007. We do not anticipate the results of the examination to have a material impact on our financial statements.

NOTE 13.	SHORT-TERM BORROWINGS

Information concerning short-term borrowings at December 31 was as follows:

	2007	2006

Federal funds purchased	$55,100	$45,700
Securities sold under agreements to repurchase	97,170	131,818
Short-term Federal Home Loan Bank advances	120,000	40,000

Total short-term borrowed funds	$272,270	$217,518

A summary of selected data related to short-term borrowed funds follows:
Average amount outstanding	$194,033	$178,976
Maximum amount at any month-end	272,270	217,518
Weighted average interest rate:
During year	4.86%	4.79%
End of year	4.26%	5.03%

At December 31, 2007, we had $346,900 available from unused federal funds purchased lines. In addition, we have an unsecured line of credit available which permits us to borrow up to $15,000. At December 31, 2007, $15,000 remained available for future use. At December 31, 2007, we were in compliance with all debt covenants associated with our short-term borrowings.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 14.	LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2007	2006

Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 4.57% and 2.64% as of December 31, 2007 and 2006, respectively)	$86,211	$102,500
Amortizing and other advances (weighted average rate of 5.11% and 5.55% as of December 31, 2007 and 2006, respectively)	1,607	3,079

Total FHLB Advances	87,818	105,579
Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average fixed rate of 3.94% and 2.78% as of December 31, 2007 and 2006, respectively)	165,000	75,000
Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	4,835	5,817
Note payable, unsecured, with a floating interest rate equal to one-month LIBOR plus 0.875%, with a maturity date of April 1, 2012	20,000	—
Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000
Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000
Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par	18,557	18,557
Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable effective June 26, 2008, at par	35,568	35,568
Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par	20,619	—
Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par	10,310	—

Total long-term borrowings	$376,707	$254,521

Aggregate maturities required on long-term borrowings at December 31, 2007, are due in future years as follows:

2008	$68,837
2009	13,793
2010	15,240
2011	15,319
2012	99,164
Thereafter	164,354

Total principal payments	$376,707

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We financed the cash portion of the consideration paid to Prairie stockholders with the proceeds of a $20,000 private offering of floating rate trust preferred securities and a $20,000 five-year term loan. In addition, we assumed a floating rate trust preferred security issued by Prairie that had a balance of $10,310 at December 31, 2007.

Securities sold under agreements to repurchase include $165,000 in fixed rate national market repurchase agreements. These repurchase agreements have an average fixed rate of 3.94%, with $65,000 maturing in 2008, $50,000 maturing in 2012, and $50,000 maturing in 2013. We borrow these funds under a master repurchase agreement. We must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, our repurchase agreement counterparty had an option to put the collateral back to us at the repurchase price on a specified date.

Also included in long-term borrowings are $87,818 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. We must pledge collateral in the form of mortgage-backed securities and mortgage loans to secure these advances. At December 31, 2007, we had an adequate amount of mortgage-backed securities and mortgage loans to satisfy the collateral requirements associated with these borrowings. At December 31, 2007, the amount of the mortgage loans pledged as collateral totaled $264,937.

The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, but only upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually beginning on July 25, 2008, at premiums of 4.6125% at July 25, 2008, 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $455 at December 31, 2007.

The floating rate capital securities callable at par on June 26, 2008, and quarterly thereafter, may be called prior to that date upon payment of a premium of 7.5% of the outstanding principal balance. Unamortized organizational costs for these securities were $888 at December 31, 2007.

The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date but only upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 2.355% at December 15, 2008, 1.57% at December 15, 2009, and 0.785% at December 15, 2010.

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

Unsecured subordinated debt includes $4,000 of debt that has a floating rate of three-month LIBOR plus 2.85% and will mature on April 7, 2014. We paid issuance costs of $141 and are amortizing those costs over the life of the debt. A second issue includes $10,000 of floating rate-subordinated debt issued in April 2003 that has a floating rate of three-month LIBOR plus 3.20%, which will mature on April 24, 2013. We paid issuance costs of $331 and are amortizing those costs over the life of the debt.

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

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, we were in compliance with all debt covenants associated with our long-term borrowings.

NOTE 15.	REGULATORY MATTERS

Integra Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank of St. Louis based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2007, the net reserve requirement totaled $4,854. Integra Bank was in compliance with all cash reserve requirements as of December 31, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require us and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2007, we and Integra Bank met all capital adequacy requirements to which we were subject.

As of December 31, 2007, the most recent notification from the federal and state regulatory agencies categorized Integra Bank as well capitalized. Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the categorization of Integra Bank.

The amount of dividends which our subsidiaries may pay is governed by applicable laws and regulations. For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above. As of December 31, 2007, Integra Bank has $19,595 of retained earnings available for distribution in the form of dividends to the holding company without prior regulatory approval.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and Integra Bank:

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total Capital (to Risk Weighted Assets)
Consolidated	$305,723	11.52%	$212,342	8.00%	N/A	N/A
Integra Bank	315,030	11.89%	211,937	8.00%	264,921	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$247,906	9.34%	$106,171	4.00%	N/A	N/A
Integra Bank	287,632	10.86%	105,968	4.00%	158,953	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$247,906	7.81%	$126,998	4.00%	N/A	N/A
Integra Bank	287,632	9.08%	126,688	4.00%	158,361	5.00%
As of December 31, 2006
Total Capital (to Risk Weighted Assets)
Consolidated	$258,313	12.51%	$165,171	8.00%	N/A	N/A
Integra Bank	245,337	11.91%	164,755	8.00%	205,944	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$223,053	10.80%	$82,586	4.00%	N/A	N/A
Integra Bank	224,077	10.88%	82,378	4.00%	123,567	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$223,053	8.42%	$105,901	4.00%	N/A	N/A
Integra Bank	224,077	8.49%	105,610	4.00%	132,012	5.00%

NOTE 16.	STOCK OPTION PLAN AND AWARDS

On April 18, 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs). All options granted under the current plan or any predecessor stock-based incentive plans (the “Plans”) have a termination period of ten years from the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards may be granted under the prior plans. Under the 2007 Plan, at December 31, 2007, there were 397,207 shares available for the granting of additional awards.

In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At December 31, 2007, all 31,500 options remained outstanding.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the options or SARs granted under the plans as of December 31, 2007, and changes during the year is presented below:

	2007
		Weighted Average
	Shares	Exercise Price

Options/SARs outstanding, beginning of year	1,266,511	$21.91
Options/SARs granted	178,464	20.68
Options/SARs exercised	(29,761)	11.80
Options/SARs forfeited or expired	(28,231)	33.00

Options/SARs outstanding, end of year	1,386,983	$21.74

Options/SARs exercisable	1,067,849

The options and SARS outstanding at December 31, 2007, had a weighted average remaining term of 6.1 years and an aggregate intrinsic value of $75, while the options and SARS that were exercisable at December 31, 2007, had a weighted average remaining term of 5.2 years and an aggregate intrinsic value of $75. As of December 31, 2007, there was $938 of total unrecognized compensation cost related to the stock options and SARS granted after the adoption of SFAS 123(R). The cost is expected to be recognized over a weighted-average period of 2.3 years. Compensation expense for options and SARS for the years ended December 31, 2007, 2006, and 2005 was $589, $245, and $20, respectively.

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

During 2007, 29,761 stock options with an intrinsic value of $27 were exercised. We received $351 for these exercises and approximately $10 of tax benefit was realized.

A previous plan permitted the award of up to 300,000 shares of restricted stock. The majority of shares granted under that plan vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares granted in 2007 were granted from the 2007 Plan, which permits the award of up to 450,000 shares of restricted stock or SARs. The majority of shares granted under the 2007 Plan vest equally over a four-year period.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the restricted stock granted by us as of December 31, 2007 and changes during the year is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, beginning of year	62,865	$23.18
Shares granted	91,424
Shares vested	(30,311)
Shares forfeited	(10,016)

Restricted shares outstanding, end of year	113,962	$22.80

We adopted SFAS No. 123(R) on January 1, 2006 using the prospective application method. Consistent with the provisions of SFAS No. 123, we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. To comply with the provisions of SFAS 123(R), we reclassified the deferred compensation balance for grants issued prior to 2006 under APB 25 to additional paid-in capital on the consolidated balance sheet. As of December 31, 2007, there was $61 of unamortized restricted stock compensation related to nonvested restricted stock grants awarded prior to 2006. This unamortized expense is expected to be expensed in 2008. As of December 31, 2007, there was $1,517 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS 123(R). The cost is expected to be recognized over a weighted-average period of 2.8 years. Compensation expense for restricted stock for the years ended December 31, 2007, 2006, and 2005 was $748, $377, and $352, respectively. The total fair value at exercise of shares vested during the years ended December 31, 2007, 2006, and 2005 was $680, $417, and $297, respectively.

NOTE 17.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table reflects a comparison of the carrying amounts and fair values of our financial instruments at December 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$75,990	$75,990	$69,398	$69,398
Loans held for sale	5,928	5,928	1,764	1,764
Securities available for sale	582,954	582,954	614,718	614,718
Securities held for trading	53,782	53,782	—	—
Regulatory stock	29,179	29,179	24,410	24,410
Loans-net of allowance	2,284,117	2,312,017	1,769,821	1,853,425
Accrued interest receivable	18,549	18,549	15,295	15,295
Interest rate swap agreements	$2,732	$2,732	$747	$747
Financial Liabilities:
Deposits	$2,340,137	$2,355,379	$1,953,852	$1,956,879
Short-term borrowings	272,270	272,640	217,518	217,702
Long-term borrowings	376,707	385,944	254,521	262,280
Accrued interest payable	15,248	15,248	10,176	10,176
Interest rate swap agreements	$1,907	$1,907	$396	$396

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

NOTE 18.	COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

We are committed under various operating leases for premises and equipment. Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,

2008	2,556
2009	2,028
2010	1,464
2011	1,280
2012	1,205
Thereafter	6,827

Total	$15,360

Rental expense for these operating leases totaled $2,556, $1,911 and $2,090 in 2007, 2006 and 2005, respectively.

Most of our business activity and that of our subsidiaries is conducted with customers located in the immediate geographic area of their offices. These areas are comprised of Indiana, Illinois, Kentucky, and Ohio. We maintain a diversified loan portfolio which contains no concentration of credit risk from borrowers engaged in the same or similar industries exceeding 10% of total loans.

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

Our exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2007, follows:

				Ranges of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitment	Commitment	Commitment	Commitments

Commitments to extend credit	$799,646	$55,784	$855,430	3.48% - 21.00%
Standby letters of credit	8,837	10,597	19,434	7.25% - 9.25%

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

Standby letters of credit, both financial and performance, are written conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We also have $2,220 of additional non-reimbursable standby letters of credit.

We and our subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of us and our subsidiaries.

NOTE 19.	INTEREST RATE CONTRACTS

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 5.95% at December 31, 2007. The swap expires on or prior to January 5, 2016, and had a notional amount of $6,120 at December 31, 2007.

During the second quarter of 2006, we initiated an interest rate protection program in which we earn fee income by providing our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements, we enter into a variable or fixed rate loan agreement with our customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. We then enter into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no net earnings impact.

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

During the second quarter of 2007, we entered into four interest rate swap agreements with a total notional amount of $19,346 to convert fixed rate callable brokered deposits acquired in the Prairie acquisition to a variable rate. The rate swaps were designated as fair value hedges. These swaps required us to pay a variable rate based on LIBOR and receive a fixed rate ranging from 4.25% to 5.00%. These four swaps were called during the fourth quarter of 2007.

During the fourth quarter of 2007, we entered into a free-standing cancelable swap with the notional amount of $4,650. This swap requires us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 5.00%. The swap had a negative carrying value of $22 at December 31, 2007, and expires on or prior to June 24, 2015. Changes in the market values are recorded in other income on the income statement.

As a part of the Prairie acquisition, we acquired two free-standing floors with notional amount of $10,000 each. The first floor has a carrying value of $76 at December 31, 2007, a strike rate of 7.50%, and a maturity date of January 23, 2009. The second floor has a carrying value of $271 at December 31, 2007, a strike rate of 7.50%, and a maturity date of January 23, 2011. Changes in the market values are recorded in other income on the income statement.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Substantially all employees are eligible to contribute a portion of their pre-tax and/or after-tax salary to a defined contribution plan. We may make contributions to the plan in varying amounts depending on the level of employee contributions. Our expense related to this plan was $1,162, $1,046 and $995 for 2007, 2006 and 2005, respectively.

We also have a benefit plan offering postretirement medical and life benefits. The medical portion of the plan is contributory to the participants, while the life portion is not. We have no plan assets attributable to the plan and fund the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees are provided service for such benefits. Certain employees hired before 1978 that are age 55 with 5 years of service and retire directly from our company are eligible for a medical plan premium reimbursement. Additionally, employees hired after 1977 who retire are able to stay in the medical plan until age 65, paying the same premium rates charged to employees. This generates a liability in that actual health insurance costs typically exceed the premiums paid. We reserve the right to terminate or make changes at any time.

The 2008 health care cost trend rate is projected to be 8.5%. The rate is assumed to decrease incrementally each year until it reaches 5.0% in 2015 and remains at that level thereafter. Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 2007 accumulated postretirement benefit obligation or the annual cost of retiree health plans. A one percentage point increase in the health care cost trend rate would have resulted in a $303 increase in the year-end accumulated postretirement benefit obligation, and a one percentage point decrease would have resulted in a $266 decrease in the year-end benefit obligation.

The discount rate is used to determine the present value of future benefit obligations and net periodic pension cost and is determined by matching the expected cash flows of the plan to a yield curve based on long-term, high quality corporate bonds as of the measurement date. The discount rate reflected in the financial statements was 6.30% for 2007, 5.50% for 2006 and 6.00% for 2005.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following summary reflects the plan’s funded status and the amounts reflected on our financial statements.

Actuarial present values of benefit obligations at December 31 are:

	Postretirement Benefits
	2007	2006

Change in Fair Value of Plan Assets:
Balance at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	177	160
Benefits paid, net of retiree contributions	(177)	(160)

Balance at end of year	$—	$—

Change in Accumulated Projected Benefit Obligation:
Balance at beginning of year	$2,247	$1,874
Service cost	150	99
Interest costs	118	99
Actuarial (gains) losses	910	335
Benefits paid, net of retiree contributions	(177)	(160)

Balance at end of year	$3,248	$2,247

Funded status-(accrued) prepaid benefit cost	$(3,248)	$(2,247)

Amounts recognized in accumulated other comprehensive income at December 31, 2007 and December 31, 2006, on a pre-tax basis, includes prior service costs of $165 and $198, and actuarial losses of $2,028, and $1,183, respectively.

Components of Net Periodic Pension Cost and Other Amounts Recognized in Net Income:

	Postretirement Benefits
	2007	2006	2005

Service cost — benefits earned during the period	$150	$99	$113
Interest cost on projected benefit obligation	118	99	113
Amortization of prior service costs	34	34	34
Amortization of net (gain) loss	64	47	63

Net periodic benefit cost	366	279	323

Net loss (gain)	910	—	—
Prior service cost (credit)	(34)	—	—
Amortization of gain (loss)	(64)	—	—

Total recognized in other comprehensive income	812	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$1,178	$279	$323

The estimated prior service costs and net loss for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2008 are $34 and $122, respectively.

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table shows the future benefit payments, net of retiree contributions, which are expected to be paid during the following years:

Year Ending December 31,

2008	$184
2009	216
2010	237
2011	275
2012	291
Thereafter	1,697

NOTE 21.	SEGMENT INFORMATION

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

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for the banking and other operating units:

For the Year Ended
December 31, 2007	Banking	Other	Total

Interest income	$191,657	$263	$191,920
Interest expense	90,226	8,445	98,671

Net interest income	101,431	(8,182)	93,249
Provision for loan losses	4,193	—	4,193
Other income	36,754	317	37,071
Other expense	85,904	1,746	87,650

Earnings before income taxes	48,088	(9,611)	38,477

Income taxes (benefit)	11,374	(3,607)	7,767

Net income (loss)	$36,714	$(6,004)	$30,710

Segment assets	$3,336,034	14,092	$3,350,126

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended
December 31, 2006	Banking	Other	Total

Interest income	$158,194	$199	$158,393
Interest expense	70,326	5,761	76,087

Net interest income	87,868	(5,562)	82,306
Provision for loan losses	20,294	—	20,294
Other income	35,553	274	35,827
Other expense	74,662	1,215	75,877

Earnings before income taxes	28,465	(6,503)	21,962

Income taxes (benefit)	4,878	(2,463)	2,415

Net income (loss)	$23,587	$(4,040)	$19,547

Segment assets	$2,672,217	$12,262	$2,684,479

For the Year Ended
December 31, 2005	Banking	Other	Total

Interest income	$139,997	$182	$140,179
Interest expense	53,016	4,542	57,558

Net interest income	86,981	(4,360)	82,621
Provision for loan losses	5,764	—	5,764
Other income	35,521	357	35,878
Other expense	75,685	1,872	77,557

Earnings before income taxes	41,053	(5,875)	35,178

Income taxes (benefit)	10,030	(2,151)	7,879

Net income (loss)	$31,023	$(3,724)	$27,299

Segment assets	$2,685,870	$22,272	$2,708,142

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 22.	FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent holding company only) follows:

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$5,885	$8,036
Investment in banking subsidiaries	433,075	288,334
Investment in other subsidiaries	965	798
Securities available for sale	2,554	1,625
Other assets	9,999	9,198

TOTAL ASSETS	$452,478	$307,991

LIABILITIES
Long-term borrowings	$119,054	$68,125
Dividends payable	3,717	3,025
Other liabilities	1,903	1,367

Total liabilities	124,674	72,517

SHAREHOLDERS’ EQUITY
Common stock	20,650	17,794
Additional paid-in capital	206,991	135,054
Retained earnings	104,913	88,355
Accumulated other comprehensive income (loss)	(4,750)	(5,729)

Total shareholders’ equity	327,804	235,474

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$452,478	$307,991

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005

Dividends from banking subsidiaries	$20,750	$12,000	$12,000
Other income	257	161	155

Total income	21,007	12,161	12,155
Interest expense	8,505	5,783	4,558
Other expenses	1,551	1,138	1,736

Total expenses	10,056	6,921	6,294

Income before income taxes and equity in undistributed earnings of subsidiaries	10,951	5,240	5,861
Income tax benefit	3,640	2,506	2,195

Income before equity in undistributed earnings of subsidiaries	14,591	7,746	8,056
Equity in undistributed earnings of subsidiaries	16,119	11,801	19,243

Net income	$30,710	$19,547	$27,299

INTEGRA BANK CORPORATION and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,710	$19,547	$27,299
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	153	154	160
Employee benefit expenses	1,508	817	373
Excess distributions (undistributed) earnings of subsidiaries	(16,120)	(11,801)	(19,243)
Decrease in deferred taxes	(845)	(101)	(84)
(Increase) decrease in other assets	(107)	(1,303)	928
(Decrease) increase in other liabilities	536	(224)	424

Net cash flows provided by operating activities	15,835	7,089	9,857

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from call of securities	—	—	1,000
Acquisition of Prairie Financial Corp, net of cash acquired	(35,331)	—	—
Payments for investments in and advances to subsidiaries	(619)	—	—

Net cash flows provided by (used in) investing activities	(35,950)	—	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(9,556)	—	—
Excess income tax benefit from employee stock-based awards	10	—	—
Dividends paid	(13,460)	(11,583)	(11,144)
Proceeds from long-term borrowings	40,619	—	—
Proceeds from exercise of stock options	351	5,949	1,298

Net cash flows provided by (used in) financing activities	17,964	(5,634)	(9,846)

Net increase (decrease) in cash and cash equivalents	(2,151)	1,455	1,011

Cash and cash equivalents at beginning of year	8,036	6,581	5,570

Cash and cash equivalents at end of year	$5,885	$8,036	$6,581

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15c) as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in timely alerting our management to material information required to be included in this Form 10-K and other Exchange Act filings.

Management’s report on internal control over financial reporting is set forth on page 45 of this report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2007, the Audit Committee of the Board of Directors did not approve the engagement of Crowe Chizek and Company LLC, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes Oxley Act of 2002.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included in Item 1 of this Annual Report under the caption “Executive Officers of the Company”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the proxy statement for our 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Form 10-K

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Schedules

No schedules are included because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Exhibit Index is on page 95.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

INTEGRA BANK CORPORATION

/s/ MICHAEL T. VEA
Michael T. Vea
Chairman of the Board, Chief Executive
Officer and President

Date 3/12/2008

/s/ MARTIN M. ZORN
Martin M. Zorn
Chief Financial Officer; Executive Vice
President Finance and Risk

Date 3/12/2008

/s/ MICHAEL B. CARROLL
Michael B. Carroll
Senior Vice-President, Controller

Date 3/12/2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ SANDRA CLARK BERRY Sandra Clark Berry	Director	3/12/2008

/s/ H. RAY HOOPS H. Ray Hoops	Director	3/12/2008

/s/ GEORGE D. MARTIN George D. Martin	Director	3/12/2008

/s/ THOMAS W. MILLER Thomas W. Miller	Director	3/12/2008

/s/ ARTHUR D. PRINGLE, III Arthur D. Pringle, III	Director	3/12/2008

Date

/s/ BRADLEY M. STEVENS Bradley M. Stevens	Director	3/12/2008

/s/ RICHARD M. STIVERS Richard M. Stivers	Director	3/12/2008

/s/ ROBERT W. SWAN Robert W. Swan	Director	3/12/2008

/s/ WILLIAM E. VIETH William E. Vieth	Director	3/12/2008

/s/ DANIEL T. WOLFE Daniel T. Wolfe	Director	3/12/2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(a)(i)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A dated June 12, 1998)
3(a)(ii)	Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)
3(a)(iii)	Articles of Amendment dated July 18, 2001 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)
3(b)	By-Laws (incorporated by reference to Exhibit 3(b) to the Current Report on Form 8-K dated December 19, 2007, as amended through December 19, 2007)
10(a)*	Integra Bank Corporation Employees’ 401(K) Plan (2003 Restatement) (incorporated by reference to Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)
10(b)*	Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)
10(c)*	Amendment to Contract of Employment dated September 20, 2000 between Integra Bank Corporation and Michael T. Vea (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10(d)*	Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)
10(e)*	Employment Agreement dated May 22, 2007, between Integra Bank Corporation and Archie M. Brown Jr. (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)
10(f)*	Employment Agreement dated May 22, 2007, between Integra Bank Corporation and Martin M. Zorn (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)
10(g)*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger M. Duncan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)
10(h)*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger D. Watson (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)
10(i)*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Raymond D. Beck (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)
10(j)*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Michael B. Carroll (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)
10(k)*	Employment Agreement with effective date of April 9, 2007, between Integra Bank Corporation and Bradley M. Stevens (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending March 31, 2007)
10(l)*	First Amendment to Integra Bank Corporation Employees 401(K) Plan dated January 1, 2003 (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)
10(m)*	Second Amendment to Integra Bank Corporation Employees 401(K) Plan dated March 28, 2005 (incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)
10(n)*	Third Amendment to Integra Bank Corporation Employees 401(K) Plan dated January 1, 2006 (incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

Exhibit
Number	Description of Exhibit

10(o)*	Fourth Amendment to Integra Bank Corporation Employees 401(K) Plan dated July 1, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 2007)
10(p)*	Integra Bank Corporation 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed March 16, 2007)
10(q)*	Integra Bank Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 16, 2007)
10(r)*	Form of Restricted Stock Agreement (Director) under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 18, 2007)
10(s)*	Form of Restricted Stock Agreement (Employee) under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 18, 2007)
10(t)*	Form of Nonqualified Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated April 18, 2007)
10(u)*	Form of Stock Appreciation Right Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated April 18, 2007)
10(v)*	Summary Sheet of 2008 Compensation
21	Subsidiaries of the Registrant
23(a)	Consent of PricewaterhouseCoopers LLP
23(b)	Consent of Crowe Chizek and Company LLC
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.