Form 10-Q
period 2008-03-31
INTEGRA BANK CORP
filed 2008-05-09
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.
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
Registrant’s telephone number, including area code: (812) 464-9677
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2008
(Common stock, $1.00 Stated Value)	20,664,165

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$81,156	$72,360
Federal funds sold and other short-term investments	3,992	3,630

Total cash and cash equivalents	85,148	75,990
Loans held for sale (at lower of cost or fair value)	6,480	5,928
Securities available for sale	632,758	582,954
Securities held for trading	—	53,782
Regulatory stock	29,181	29,179
Loans, net of unearned income	2,340,750	2,311,378
Less: Allowance for loan losses	(28,590)	(27,261)

Net loans	2,312,160	2,284,117
Premises and equipment	50,228	50,552
Goodwill	122,824	123,050
Other intangible assets	11,221	11,652
Other assets	150,610	132,922

TOTAL ASSETS	$3,400,610	$3,350,126

LIABILITIES
Deposits:
Non-interest-bearing demand	$295,942	$265,554
Interest-bearing:
Savings, interest checking and money market accounts	946,454	918,023
Time deposits of $100 or more	470,574	505,491
Other interest-bearing	595,153	651,069

Total deposits	2,308,123	2,340,137
Short-term borrowings	367,022	272,270
Long-term borrowings	360,754	376,707
Other liabilities	33,561	33,208

TOTAL LIABILITIES	3,069,460	3,022,322

Commitments and contingent liabilities (Note 7)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 20,657,365 and 20,650,165 respectively	20,657	20,650
Additional paid-in capital	207,332	206,991
Retained earnings	104,247	104,913
Accumulated other comprehensive income (loss)	(1,086)	(4,750)

TOTAL SHAREHOLDERS’ EQUITY	331,150	327,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,400,610	$3,350,126

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
 (In thousands, except for per share data)

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans:
Taxable	$38,701	$32,029
Tax-exempt	81	101
Interest and dividends on securities:
Taxable	6,480	6,246
Tax-exempt	1,312	1,043
Dividends on regulatory stock	376	346
Interest on loans held for sale	103	28
Interest on federal funds sold and other short-term investments	38	49

Total interest income	47,091	39,842
INTEREST EXPENSE
Interest on deposits	16,392	14,684
Interest on short-term borrowings	2,166	2,018
Interest on long-term borrowings	5,015	2,811

Total interest expense	23,573	19,513
NET INTEREST INCOME	23,518	20,329
Provision for loan losses	3,634	735

Net interest income after provision for loan losses	19,884	19,594

NON-INTEREST INCOME
Service charges on deposit accounts	4,699	4,218
Other service charges and fees	998	938
Commissions on annuities	581	266
Debit card income-interchange	1,243	895
Trust income	559	614
Net securities gains (losses)	24	166
Gain on sale of other assets	—	539
Bank-owned life insurance income	643	414
Other	1,987	1,165

Total non-interest income	10,734	9,215
NON-INTEREST EXPENSE
Salaries and employee benefits	12,394	10,765
Occupancy	2,560	2,107
Equipment	928	824
Professional fees	984	1,137
Communication and transportation	1,456	1,171
Processing	718	510
Software	559	467
Marketing	482	588
Low income housing project losses	651	617
Amortization of intangible assets	431	233
Other	2,958	1,748

Total non-interest expense	24,121	20,167

Income before income taxes	6,497	8,642
Income tax expense	1,524	1,286

NET INCOME	$4,973	$7,356

Earnings per share:
Basic	$0.24	$0.42
Diluted	0.24	0.41

Weighted average shares outstanding:
Basic	20,537	17,678
Diluted	20,544	17,786
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Net income	$4,973	$7,356

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $2,508 and $1,118, respectively)	3,280	1,683
Reclassification of realized amounts (net of tax of $(9) and $(67), respectively)	(15)	(99)

Net unrealized gain (loss) on securities	3,265	1,584

Adjustment to the minimum pension liability (net of tax of $15 for 2008)	25	—
Unrealized gain on derivative hedging instruments arising in period (net of tax of $185 and $4, respectively)	374	6

Net unrealized gain (loss), recognized in other comprehensive income	3,664	1,590

Comprehensive income	$8,637	$8,946

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
 (In thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2007	20,650,165	$20,650	$206,991	$104,913	$(4,750)	$327,804

Net income	—	—	—	4,973	—	4,973
Cash dividend declared ($0.18 per share)	—	—	—	(3,717)	—	(3,717)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	3,265	3,265
Interest rate swaps	—	—	—	—	374	374
Change in unrealized postretirement liability, net of tax	—	—	—	—	25	25
Initial adoption of EITF 06-4	—	—	—	(1,922)	—	(1,922)
Grant of restricted stock, net of forfeitures	7,200	7	(7)	—	—	—
Stock-based compensation expense	—	—	348	—	—	348

BALANCE AT MARCH 31, 2008	20,657,365	$20,657	$207,332	$104,247	$(1,086)	$331,150

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,973	$7,356
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,789	1,389
Provision for loan losses	3,634	735
Net securities (gains) losses	(24)	(166)
Net held for trading (gains) losses	(321)	—
Gain on sale of other real estate owned	—	3
Gain on sale of other assets	—	12
Gain on sale of mortgage servicing rights	—	(555)
Loss on low-income housing investments	651	617
Proceeds from maturities of held for trading securities	1,682	—
Proceeds from sales of held for trading securities	52,421	—
Increase (decrease) in deferred taxes	—	(43)
Net gain on sale of loans held for sale	(291)	(159)
Proceeds from sale of loans held for sale	36,739	11,459
Origination of loans held for sale	(37,000)	(10,847)
Change in other operating	(21,303)	2,754

Net cash flows provided by operating activities	42,950	12,555

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	35,708	27,474
Proceeds from sales of securities available for sale	7,957	—
Purchase of securities available for sale	(87,671)	(6,000)
(Increase) decrease in loans made to customers	(31,966)	(164)
Purchase of premises and equipment	(833)	(806)
Proceeds from sale of other real estate owned	—	42

Net cash flows provided by (used in) investing activities	(76,805)	20,546

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(32,069)	41,876
Excess income tax benefit from employee stock-based awards	—	4
Net increase (decrease) in short-term borrowed funds	94,752	(8,851)
Proceeds from long-term borrowings	50,000	36,000
Repayment of long-term borrowings	(65,953)	(103,095)
Repurchase of common stock	—	(3,002)
Dividends paid	(3,717)	(3,025)
Proceeds from exercise of stock options	—	64

Net cash flows provided by (used in) financing activities	43,013	(40,029)

Net increase (decrease) in cash and cash equivalents	9,158	(6,928)

Cash and cash equivalents at beginning of year	75,990	69,398

Cash and cash equivalents at end of period	$85,148	$62,470

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	321	355
Dividends declared and not paid	3,718	3,005
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and our subsidiaries. At March 31, 2008, our subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and four statutory business trusts, which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC.
Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
RECENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Issue 06-4 was effective for us beginning on January 1, 2008. Issue 06-4 can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. As previously announced, we issued on April 14, 2008, we indicated that the adoption of this issue would result in a reduction to retained earnings of $1,208, a deferred tax asset of $714 and an accrued liability of $1,922. After further consultation with our accountants and a review of industry practices in this area, we have determined that these benefits are not tax deductible. Therefore, the reduction to retained earnings of the adoption of Issue 06-4 is $1,922.
In March 2007, the FASB ratified the EITF’s consensus on Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. The objective of Issue 06-10 is to determine when and at what amount to recognize the assets, liability and related compensation costs for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods. We adopted Issue 06-10 on January 1, 2008. The adoption of Issue 06-10 did not impact our financial statements, since we do not have collateral assignment split-dollar life insurance arrangements.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified by us in 2008. We do not expect SAB 109 will have a material impact on our financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revises SFAS No. 141. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. This pronouncement requires an acquirer to recognize the assets acquired and liabilities assumed in the acquiree at the acquisition date, measured at their fair values as of that date, as opposed to the date the agreement was finalized.

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
FAIR VALUE MEASUREMENT
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset and was effective for us during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have included the disclosures required by SFAS No. 157 in this document.
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various valuation techniques to determine fair value, including market, income and cost approaches. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When that occurs, we classify the fair value hierarchy on the lowest level of input that is significant to the fair value measurement. We used the following methods and significant assumptions to estimate fair value.
Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy.
Loans held for sale: The fair value of loans held for sale is determined using quoted secondary-market prices. The purchaser provides us with a commitment to purchase the loan at the origination price. This commitment qualifies as an exit price under SFAS No. 157 and therefore is classified as Level 1 in the fair value hierarchy. If no such quoted price exists, the fair value of a loan would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.
Derivatives: Our derivative instruments consist of over-the-counter (OTC) interest-rate swaps, interest rate floors, and mortgage loan interest locks that trade in liquid markets. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. On those occasions that broker-dealer pricing is not available, pricing is obtained using the Bloomberg system. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by us. This valuation method is classified as Level 2 in the fair value hierarchy.

Impaired Loans: Impaired loans are evaluated at the time full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of the collateral if the loan is collateral dependent. Fair value is measured based on the value of the collateral securing these loans, is classified as Level 3 in the fair value hierarchy and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for additional impairment.
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Assets
Securities, available for sale	$—	$632,758	$—	$632,758

Derivatives	—	6,434	—	6,434

Liabilities
Derivatives	$—	$4,546	$—	$4,546
Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Assets
Impaired Loans	$—	$—	$3,199	$3,199
Loans held for sale	6,480	—	—	6,480

Liabilities	$—	$—	$—	$—
The following represent impairment charges recognized during the period.
Impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,103, with a valuation allowance of $904, resulting in an additional provision for loan losses of $389 for the period.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option provided by this statement may be applied on an instrument by instrument basis, is irrevocable and may be applied only to entire instruments and not portions of instruments. We adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of our financial instruments during the first quarter of 2008.

STOCK-BASED COMPENSATION:
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payments”, (“SFAS No. 123(R)”. SFAS No. 123(R) eliminated the intrinsic value method of accounting required under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”). We adopted SFAS No. 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under application of this method, compensation expense recognized for all share-based awards granted in or after 2006 is based on the grant date fair value of the stock grants less estimated forfeitures. The amortized stock option and restricted stock expense is included in the statement of changes in shareholders’ equity as stock based compensation expense.
On April 18, 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights. All options granted under 2007 Plan and predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted. The exercise price of options cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards may be granted under the Prior Plans. Under the 2007 Plan, at March 31, 2008, there were 385,007 shares available for the granting of additional awards.
In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Prior Plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At March 31, 2008, all 31,500 options remained outstanding.
The weighted average fair value of each stock option or stock appreciation right (“SAR”) was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized in computing 2008 and 2007 fair values:

	2008	2007

Number of options/SARs granted	5,000	8,000
Stock price	$13.19	$25.62
Risk-free interest rate	3.13%	4.78%
Expected life, in years	6	6
Expected volatility	21.62%	22.65%
Expected dividend yield	5.46%	2.70%
Estimated fair value per option	$1.49	$5.91
We typically consider granting awards to current employees annually during the second quarter. A summary of the status of the options and SARs granted for the three months ended March 31, 2008, is presented below:

	March 31, 2008
		Weighted Average
	Shares	Exercise Price

Options/SARs outstanding at December 31, 2007	1,386,983	$21.74
Options/SARs granted	5,000	13.19
Options/SARs exercised	—	—
Options/SARs forfeited/expired	—	—

Options/SARs outstanding at March 31, 2008	1,391,983	$21.71

Options/SARs exercisable at March 31, 2008	1,070,516	$21.30
The options and SARs outstanding at March 31, 2008, had a weighted average remaining term of 5.8 years and an aggregate intrinsic value of $94, while the options and SARs that were exercisable at March 31, 2008, had a weighted average remaining term of 5.0 years and an aggregate intrinsic value of $94. As of March 31, 2008, there was $1,224 of total unrecognized compensation cost related to the stock options and SARS granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 2.2 years. Compensation expense for options and SARs for the three months ended March 31, 2008 and 2007 was $144 and $101, respectively.

One of the Prior Plans permitted the award of up to 300,000 shares of restricted stock. The majority of shares granted under that plan vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares granted in 2007 and 2008 were granted from the 2007 Plan, which permits the award of up to 450,000 shares of restricted stock or SARs. The majority of shares granted under the 2007 Plan vest equally over a four-year period.
A summary of the status of the restricted stock we granted as of March 31, 2008 and changes during the first quarter of 2008 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2007	113,962	$22.80
Shares granted	7,200
Shares vested	(667)
Shares forfeited	—

Restricted shares outstanding, March 31, 2008	120,495	$22.36

We adopted SFAS No. 123(R) on January 1, 2006. Consistent with the provisions of SFAS No. 123, we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. To comply with the provisions of SFAS No. 123(R), we reclassified the deferred compensation balance for grants issued prior to 2006 under APB 25 to additional paid-in capital on the consolidated balance sheet. As of March 31, 2008, there was $14 of unamortized restricted stock compensation related to nonvested restricted stock grants awarded prior to 2006. This unamortized expense is expected to be expensed in 2008. As of March 31, 2008, there was $1,295 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 2.9 years. Compensation expense for restricted stock for the three months ended March 31, 2008 and 2007 was $197 and $108, respectively.
NOTE 2. EARNINGS PER SHARE
The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2008	2007

Net income	$4,973	$7,356

Weighted average shares outstanding — Basic	20,536,760	17,678,483
Incremental shares related to stock compensation	7,218	107,137

Average shares outstanding — Diluted	20,543,978	17,785,620

Earnings per share — Basic	$0.24	$0.42
Effect of incremental shares related to stock compensation	—	0.01

Earnings per share — Diluted	$0.24	$0.41

Options to purchase 1,414,599 shares and 187,946 shares were outstanding at March 31, 2008 and 2007, respectively, and were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore antidilutive.

NOTE 3. SECURITIES
At March 31, 2008, our securities were all classified as available for sale. At December 31, 2007, we had securities classified as both available for sale and trading. All securities classified as trading at December 31, 2007 were sold during the first quarter of 2008. Amortized cost, market value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2008:
U.S. Government agencies	$6,051	$48	$—	$6,099
Collateralized Mortgage Obligations:
Agency	266,487	3,386	1,130	268,743
Private Label	40,854	144	2,104	38,894
Mortgage-backed securities	155,171	1,854	76	156,949
FHLMC Preferred stock	9,973	274	—	10,247
Trust Preferred	49,201	96	6,194	43,103
States & political subdivisions	100,258	3,491	25	103,724
Other securities	5,013	—	14	4,999

Total	$633,008	$9,293	$9,543	$632,758

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:
U.S. Government agencies	$16,074	$69	$1	$16,142
Collateralized Mortgage Obligations:
Agency	238,608	486	4,430	234,664
Private Label	41,936	90	707	41,319
Mortgage-backed securities	122,976	661	826	122,811
FHLMC Preferred stock	9,973	—	—	9,973
Trust Preferred	49,860	110	3,726	46,244
States & political subdivisions	104,528	2,385	94	106,819
Other securities	5,013	—	31	4,982

Total	$588,968	$3,801	$9,815	$582,954

Available for sale securities with unrealized losses at March 31, 2008, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
March 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized mortgage obligations:
Agency	$39,450	$382	$39,289	$748	$78,739	$1,130
Private label	10,879	585	17,574	1,519	28,453	2,104
Mortgage-backed securities	3,683	15	10,610	61	14,293	76
Trust Preferred	33,021	6,194	—	—	33,021	6,194
State & political subdivisions	867	23	64	2	931	25
Other securities	2,411	14	—	—	2,411	14

Total	$90,311	$7,213	$67,537	$2,330	$157,848	$9,543

The net gain on trading activities during the three months ended March 31, 2008 was $321.
We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

We do not believe any individual unrealized loss represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities were backed by the U.S. government or its agencies or the securities’ public ratings, if available, and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. We also review the payment performance, delinquency history and credit support of the underlying collateral for certain securities in our portfolio as part of our impairment analysis and review.
During the fourth quarter of 2007, we recognized a $2,726 pre-tax charge for an other-than-temporary impairment related to two Freddie Mac securities. As required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (“SFAS No. 115”), when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. These securities continued to perform according to their contractual terms during the first quarter of 2008 and all dividend payments are current. These securities were investment grade at the time of purchase and remain investment grade, as rated by Moody’s (Aa3), Standard and Poor’s (AA-), or Fitch (A+). The ratings for these securities did not change during the first quarter of 2008. The market value of these securities increased $274 in the first quarter to $10,247 at March 31, 2008.
There are two categories of our portfolio that together comprise 87% of the total unrealized losses in the portfolio. Those are private label collateralized mortgage obligations (“CMOs”), which have gross unrealized losses of $2,104, and trust preferred securities, which have gross unrealized losses of $6,194. The private label CMOs with unrealized losses consist of six issues that were investment grade at the time of purchase and remain investment grade securities, as rated by one of the major credit rating agencies as AAA, the highest grade available. Each of these securities’s market values are within 90% of its cost basis, with the exception of one that is at 87%. We believe these declines in fair value are temporary, due to recent actions by the Federal Reserve Board. It remains our intent to hold these securities until maturity. Our quarterly review led us to conclude that there was no other-than-temporary impairment, as we expect to be fully paid at maturity.
The trust preferred securities with unrealized losses include ten issues, with two of these securities making up 36% of the unrealized losses. The market values for these securities, as a percentage of the cost, are 70% and 86%. During our first quarter review, the cash flow and overcollateralization tests for the tranches of the securities that we are invested in support our ability to be repaid. The market value of these securities are related to current market conditions and we expect the market values for both of these securities to fully recover to their original cost basis as the market recovers from the current credit related trading valuation dislocations.
NOTE 4. INCOME TAXES
Income tax expense recorded for the first quarter of 2008 is based on our estimate of the effective tax rate expected to be applicable for the full year. The tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such an event is recognized in the interim period in which it occurs.
The effective rate for the income tax provision for the three-months ended March 31, 2008 and 2007 was 23.5% and 14.9%, respectively. The higher effective tax rate reported in 2008 as compared to 2007 is due primarily to a one-time event which occurred in the first quarter of 2007 and is further described below.
We recorded total refunds of $886 during the first quarter of 2007 from a favorable resolution of an appeal of an Internal Revenue Service audit.
The effective tax rate of 23.5% differs from the statutory rate principally due to the effect of the tax-exempt income and low-income housing credits that are anticipated during the remainder of 2008.
NOTE 5. SHORT-TERM BORROWINGS
In addition to the short-term borrowings outlined below, we currently have an unsecured revolving line of credit for $15,000. There was no balance outstanding on this line at March 31, 2008.

	March 31,	December 31,
	2008	2007

Federal funds purchased	$80,900	$55,100
Securities sold under agreements to repurchase	91,122	97,170
Short-term Federal Home Loan Bank advances	195,000	120,000

Total short-term borrowed funds	$367,022	$272,270

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (“FHLB”) advances. At March 31, 2008, we had sufficient collateral pledged to satisfy the collateral requirements.
NOTE 6. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	March 31,	December 31,
	2008	2007
Federal Home Loan Bank Advances
Fixed maturity advances (weighted average rate of 3.33% and 4.57% as of March 31, 2008 and December 31, 2007, respectively)	$136,210	$86,211
Amortizing and other advances (weighted average rate of 5.05% and 5.11% as of March 31, 2008 and December 31, 2007, respectively)	1,412	1,607

Total FHLB Advances	137,622	87,818

Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average fixed rate of 4.65% and 3.94% as of March 31, 2008 and December 31, 2007, respectively)	100,000	165,000
Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	4,578	4,835
Note payable, unsecured, with a floating interest rate equal to one-month LIBOR plus 0.875%, with a maturity date of April 1, 2012	19,500	20,000
Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000
Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000
Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par	18,557	18,557
Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable effective June 26, 2008, at par	35,568	35,568
Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par	20,619	20,619
Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par	10,310	10,310

Total long-term borrowings	$360,754	$376,707

The floating rate capital securities callable at par on July 25, 2011 are also callable at earlier dates, but only upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually beginning on July 25, 2008, at premiums of 4.6125% at July 25, 2008, 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $450 at March 31, 2008.
The floating rate capital securities callable at par on June 26, 2008, and quarterly thereafter, may be called prior to that date upon payment of a premium of 7.5% of the outstanding principal balance. Unamortized organizational costs for these securities were $879 at March 31, 2008.
The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date but only upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 2.355% at December 15, 2008, 1.57% at December 15, 2009, and 0.785% at December 15, 2010.

The floating rate capital securities callable at par on June 30, 2012, and quarterly thereafter, may be called prior to that date with a payment of a call premium, which is based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 3.50% prior to June 30, 2008, 2.80% at June 30, 2008, 2.10% at June 30, 2009, 1.40% at June 30, 2010, and 0.70% at June 30, 2011.
NOTE 7. COMMITMENTS AND CONTINGENCIES
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
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	March 31,	December 31,
	2008	2007
Commitments to extend credit	$932,016	$855,430

Standby letters of credit	18,869	19,434

Non-reimbursable standby letters of credit	2,220	2,220
NOTE 8. INTEREST RATE CONTRACTS
We entered into an interest rate swap agreement in 2004 which had a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 5.35% at March 31, 2008. The swap expires on or prior to January 5, 2016, and had a notional amount of $5,820 at March 31, 2008.
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
During the fourth quarter of 2007, we entered into a free-standing cancelable swap with the notional amount of $4,650. This swap requires us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 5.00%. The swap had a positive carrying value of $84 at March 31, 2008, and expires on or prior to June 24, 2015. Changes in fair values are recorded in other income on the income statement.
As a part of the 2007 acquisition of Prairie Financial Corporation (“Prairie”), we acquired two free-standing floors with notional amount of $10,000 each. The first floor has a carrying value of $185 at March 31, 2008, a strike rate of 7.50%, and a maturity date of January 23, 2009. The second floor has a carrying value of $602 at March 31, 2008, a strike rate of 7.50%, and a maturity date of January 23, 2011. Changes in the market values are recorded in other income on the income statement.
We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.

NOTE 9. SEGMENT INFORMATION
We operate one reporting line of business, banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial loans; mortgage loan origination and sales; letters of credit; corporate cash management services; insurance products and services; and complete personal and corporate trust services. Other includes the operating results of our parent company and its reinsurance subsidiary, as well as eliminations. The reinsurance subsidiary does not meet the reporting criteria for a separate segment.
The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for the banking and other operating units.

For three months ended March 31, 2008	Banking	Other	Total
Interest income	$47,027	$64	$47,091
Interest expense	21,581	1,992	23,573

Net interest income (loss)	25,446	(1,928)	23,518
Provision for loan losses	3,634	—	3,634
Other income	10,642	92	10,734
Other expense	23,824	297	24,121

Earnings before income taxes	8,630	(2,133)	6,497

Income tax expense (benefit)	2,328	(804)	1,524

Net income	$6,302	$(1,329)	$4,973

Segment assets	$3,393,521	$7,803	$3,401,324

For three months ended March 31, 2007	Banking	Other	Total
Interest income	$39,790	$52	$39,842
Interest expense	18,042	1,471	19,513

Net interest income (loss)	21,748	(1,419)	20,329
Provision for loan losses	735	—	735
Other income	9,081	134	9,215
Other expense	19,906	261	20,167

Earnings before income taxes	10,188	(1,546)	8,642

Income tax expense (benefit)	1,877	(591)	1,286

Net income	$8,311	$(955)	$7,356

Segment assets	$2,648,541	$7,670	$2,656,211

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
Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of the current slowing economy, including disruptions in the housing and credit markets, either national or in the markets in which Integra does business; (2) changes in the interest rate environment that reduce net interest margin; (3) charge-offs and loan loss provisions; (4) the ability of Integra to maintain required capital levels and adequate sources of funding and liquidity; (5) changes and trends in capital markets; (6) competitive pressures among depository institutions that increase significantly; (7) effects of critical accounting policies and judgments; (8) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (9) legislative or regulatory changes or actions, or significant litigation that adversely affect Integra or the business in which Integra is engaged; (10) ability to attract and retain key personnel; (11) ability to secure confidential information through the use of computer systems and telecommunications network; and (12) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. We discuss these risks and other factors in our most recent Annual Report on Form 10-K. We may update that discussion in this or another periodic report we file with the SEC thereafter. We undertake no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report, except as required in our periodic reports.
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
Beginning in August 2007 and continuing through the first quarter of 2008, the banking industry has been affected by credit concerns, mainly in the areas of consumer real estate and residential construction, declining interest rates and a slowing economy. The slowing economy is evidenced by the continued declining gross domestic product, declines in housing starts and resales, and increases in the consumer price index, in part driven by higher energy and food prices and by employment concerns. These factors have resulted in lower levels of earnings and stock prices of financial institutions, and have resulted in credit, liquidity and capital becoming the key areas of focus for the industry.
First quarter net income was $4,973, a decrease of $2,383, or 32.4%, over first quarter 2007 net income of $7,356, and a decrease of $842, or 14.5% from the fourth quarter of 2007. Earnings per diluted share were $0.24 and $0.41 for the first quarters of 2008 and 2007, respectively, and $0.28 for the fourth quarter of 2007.
Return on assets and return on equity were 0.59% and 6.01%, respectively, for the first quarter of 2008, compared to 1.12% and 12.62% for the first quarter of 2007.
The first quarter of 2008 was highlighted by the following items:
•
The annualized net charge-off rate was 0.40% for the first quarter of 2008, compared to 0.25% for the fourth quarter of 2007. Net charge-offs for the first quarter of 2008 include a $1,378 loss on an automobile dealer floor plan. This loss comprised 24 basis points of the 40 basis points of charge-offs for the quarter. The remainder of our net charge-offs were in line with our expectations. Losses from the Chicago residential builder construction portfolio were less than 1 basis point of total net charge-offs.

•
The net interest margin declined 19 basis points to 3.23%. The decrease in the net interest margin from the fourth quarter of 2007 included a decrease in the yield on earning assets of 63 basis points, compared to a 48 basis point decrease in the cost of interest bearing liabilities. These decreases are due primarily to 200 basis points of rate cuts by the Federal Reserve during the first quarter of 2008, coupled with the fact that our assets reprice much more quickly than our liabilities. Improvement in our earning asset mix partially offset the decline due to the lower rates, as commercial loan average balances were 54.4% of earning assets for the first quarter of 2008 compared to 53.2% for the fourth quarter of 2007 and 42.3% for the first quarter of 2007. The increase from the first quarter of 2007 was due to the April 2007 Prairie acquisition in April, 2007, coupled with consistent commercial loan growth throughout 2007 and during the first quarter of 2008. The timing of rate resets after the 200 basis points of rate cuts contributed to a $1,137 decrease in net interest income from the fourth quarter of 2007.

•
Non-performing loans increased $7,394 to 1.28% of total loans, compared to 0.98% of total loans at December 31, 2007 and 0.50% at March 31, 2007. The increase during the last part of 2007 and the first quarter of 2008 was primarily within our Chicago residential builder construction portfolio, which made up approximately 60% of total non-performing loans at both December 31, 2007 and March 31, 2008.

•
The allowance for loan losses to total loans was 1.22% at March 31, 2008, compared to 1.18% at both December 31, 2007 and March 31, 2007, while the allowance to non-performing loans was 95% at March 31, 2008, compared to 120% at December 31, 2007 and 239% at March 31, 2007.

•
Our earning asset mix continued to improve, driven by commercial loan growth. Commercial loan average balances increased $63,354, or 16.2%, from the fourth quarter of 2007. Growth was broadly based, coming primarily from commercial real estate, as well as from our Cincinnati, Evansville and Chicago markets.

•	Low cost deposit average balances, which include interest checking, demand deposit and savings accounts, increased $28,404 or 14.6% annualized from the fourth quarter of 2007.
Our strategic plan includes long-term goals of increasing franchise value, while generating an acceptable level of earnings.
Key components of our plan are to continue to:
•	Maintain sound credit through an uncertain economic environment;

•	Add new customers and do more with them as we continue our growth initiatives;

•	Improve our net interest margin and net interest income by improving our loan and earning asset mix and by growing our low-cost deposit balances;

•
Improve operating leverage (grow revenue faster than expenses) by reducing expenses in lower growth and lower profitability lines of business and by investing in higher growth and higher return lines of business;

•	Increase our presence in faster growing metro markets by recruiting successful and experienced lending and product teams and through disciplined, selective acquisitions; and

•	Allocate capital to its highest uses to increase total shareholder returns.
Key priorities for 2008 are to:
•	maintain sound credit quality through an uncertain economic environment by applying strict underwriting standards and actively managing our non-performing loans;

•	improve the net interest margin by increasing commercial loans and low cost deposits and by carefully managing through the current declining rate environment;

•
grow by capitalizing on our investments in commercial real estate and commercial and industrial lending, by continuing our success with the High Performance Checking program, which has resulted in more accounts and increases in debit card interchange and service charge income, and by capitalizing on our recent investments in our treasury management business; and

•	increase total shareholder return by targeting the return of 35-70% of earnings to our shareholders, either through dividends or share repurchases.

CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.
NET INTEREST INCOME
Net interest income increased $3,189, or 15.7%, to $23,518 for the three months ended March 31, 2008, from $20,329 for the three months ended March 31, 2007. The net interest margin for the three months ended March 31, 2008, was 3.23% compared to 3.48% for the same three months of 2007. The yield on earning assets decreased 39 basis points to 6.37%, while the cost of interest-bearing liabilities decreased 21 basis points to 3.47%.
The primary components of the changes in margin and net interest income to the first quarter of 2008 from the first quarter of 2007 were as follows:
•
The decrease to the net interest margin reflected the impact of the Federal Reserve’s reductions of the key interbank borrowing rate which began in the fourth quarter of 2007. During the first quarter of 2008, the federal funds rate declined by 200 basis points. Average loan yields decreased 64 basis points to 6.61% for the quarter ended March 31, 2008, from 7.25% in the quarter ended March 31, 2007, led by a decrease in commercial loan yields, including loan fees, of 108 basis points to 6.54%. The decreases in yields for commercial loans occurred primarily during the first quarter of 2008, when yields declined 105 basis points. Our asset sensitivity (meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities), contributed to a decline in our margin in the first quarter. Approximately 42% of our variable rate loans are tied to prime, 41% to LIBOR and 17% to other floating rate indices. While the decrease in commercial loan yields for the quarter is comparable to the decrease in money market fund rates of 99 basis points to 2.85%, it is well in excess of the decline of time deposit rates of only 28 basis points to 4.41%. Time deposits made up 41.3% of our interest bearing liabilities for the first quarter of 2008, while commercial loans made up 54.4% of earning assets. The average remaining maturity of our time deposits at March 31, 2008 was 7 months, meaning that the portfolio should reprice at lower rates or be replaced with lower costing alternative sources of funds.

•
The improvement in our earning asset mix contributed positively to both the net interest margin and net interest income. Total average commercial loan balances increased $618,821, or 60.6%. This increase is primarily due to the Prairie acquisition, which, at the acquisition date, had $383,060 of commercial loans, plus strong double digit growth for each of the four quarters ended March 31, 2008. The yield during the first quarter of 2008 for commercial loans of 6.54% was 126 basis points higher than the yield on investment securities of 5.28%. Securities balances increased $35,892 or 5.9%. Total average commercial loans represented 54.4% of earning assets for the first quarter of 2008, compared to 42.3% for the first quarter of 2007, evidencing the improvement in mix.

•
A shift in funding sources positively benefited the net interest margin and net interest income for the first quarter of 2008, as compared to the first quarter of 2007. As rates declined, we found alternative sources of funding at lower rates. Higher costing time deposit average balances were 41.3% of total interest bearing liabilities for the three months ended March 31, 2008, compared to 43.5% for the quarter ended March 31, 2007. Sources of funds other than customer time and transaction deposits, which include repurchase agreements, Federal Home Loan Bank advances and other sources, increased from 19.4% of total interest bearing liabilities to 24.8% for the quarter ended March 31, 2008. Average time deposit rates declined only 15 basis points from the year ago quarter, while the rates for funding sources other than customer time and transaction accounts declined 46 basis points.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/
For Three Months Ended March 31,	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:
Short-term investments	$4,869	$38	3.19%	$3,576	$49	5.47%
Loans held for sale	6,617	103	6.22%	1,607	28	7.01%
Securities	643,517	8,499	5.28%	607,625	7,851	5.17%
Regulatory Stock	29,179	376	5.15%	24,360	346	5.68%
Loans	2,333,059	38,825	6.61%	1,780,249	32,184	7.25%

Total earning assets	3,017,241	$47,841	6.37%	2,417,417	$40,458	6.76%

Allowance for loan loss	(28,030)			(21,128)
Other non-earning assets	384,654			262,496

TOTAL ASSETS	$3,373,865			$2,658,785

INTEREST-BEARING LIABILITIES:
Deposits
Savings and interest-bearing demand	$536,124	$1,246	0.93%	$489,480	$1,102	0.91%
Money market accounts	391,890	2,777	2.85%	306,951	3,069	4.06%
Certificates of deposit and other time	1,127,872	12,369	4.41%	935,064	10,513	4.56%

Total interest-bearing deposits	2,055,886	16,392	3.21%	1,731,495	14,684	3.44%
Short-term borrowings	262,187	2,166	3.27%	164,837	2,018	4.90%
Long-term borrowings	415,933	5,015	4.77%	251,988	2,811	4.46%

Total interest-bearing liabilities	2,734,006	$23,573	3.47%	2,148,320	$19,513	3.68%

Non-interest bearing deposits	272,811			248,959
Other noninterest-bearing liabilities and shareholders’ equity	367,048			261,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,373,865			$2,658,785

Interest income/earning assets		$47,841	6.37%		$40,458	6.76%
Interest expense/earning assets		23,573	3.14%		19,513	3.28%

Net interest income/earning assets		$24,268	3.23%		$20,945	3.48%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $707 and $562 for 2008 and 2007, respectively.
Federal tax equivalent adjustments on loans are $43 and $54 for 2008 and 2007, respectively.
NON-INTEREST INCOME
Non-interest income increased $1,519 to $10,734 for the quarter ended March 31, 2008, compared to $9,215 for the first quarter of 2007. The net increase was primarily attributable to:
•
Trading gains in the first quarter of 2008 of $321, as well as positive mark-to-market adjustments on free-standing derivatives of $506. During the first quarter of 2007, we did not have any securities classified as trading or free-standing derivatives requiring mark-to-market accounting treatment through the income statement.

•
An increase in deposit service charges of $481, or 11.4%, to $4,699. This increase is the result of an increase in the non-sufficient funds fee during 2007, a higher level of activity, and the Prairie acquisition. The Chicago region contributed $223 of deposit service charges during the first quarter of 2008.

•
An increase in debit card interchange income of $348, or 38.9%, to $1,243. The increase in debit card interchange income is driven by an increase in the number of checking accounts, the Prairie acquisition, and a continued growing customer preference to debit cards as the preferred method of payment.

•
An increase in annuity commissions of $315, or 118.3%, to $581. This increase resulted from changes in customer preferences, particularly in a lower interest rate environment, coupled with increased training initiatives and more consistent sales efforts.

•
Higher life insurance income of $229, or 55.5% to $643. The higher level of income is due to additional purchases of bank owned life insurance during 2007, as well as the bank owned life insurance acquired in the Prairie acquisition.

Partially offsetting some of the increases described above was the $555 gain we realized in the first quarter of 2007 from the sale of our mortgage servicing portfolio.
NON-INTEREST EXPENSE
Non-interest expense increased $3,954, or 19.6%, to $24,121 for the quarter ended March 31, 2008, compared to $20,167 from the first quarter of 2007. The net increase was primarily attributable to:
•
An increase in personnel expense of $1,629, or 15.1%, which was a result of the addition of the Chicago region, additional investments in our commercial banking line of business, 2007 pay rate increases coupled with a low rate of personnel turnover, higher health insurance expense, and higher stock based compensation expense, partially offset by lower severance expenses of $239. Personnel expense charged directly to the Chicago region for the first quarter of 2008, excluding insurance benefit expense, was $871, compared to none in 2007. Health insurance expense increased $170, or 21.4%, partially due to the addition of the Chicago region. Stock based compensation expense increased $132, or 63.3%, due to the adoption of SFAS No. 123(R) in 2006. The expense associated with both the 2006 and 2007 grants is now being amortized, while the first quarter of 2007’s expense included only one year’s grant amortization. The average number of full time equivalent employees for the first quarter of 2008 was 859 compared to 790 for the first quarter of 2007.

•	An increase in occupancy expense of $453, or 21.5%, of which $404 was expensed directly to the Chicago region.

•	An increase in forgery and fraud losses of $427, largely due to a first quarter 2008 check kiting loss of $437.

•
An increase in loan and other real estate owned expense of $354. This increase is attributed to higher levels of real estate owned and related expenses, coupled with expenses incurred in connection with loan workout activities and collections expenses.

•	An increase in intangible asset amortization of $198, which is entirely due to core deposit and customer relationship intangible amortization expense recorded with the Prairie acquisition.

•
Increases in other areas are primarily due to the Prairie acquisition. These include increases of $104, or 12.6% in equipment expense, postage and courier expenses of $190, or 24.0%, and processing expense of $208, or 40.8%. The increase in processing also includes higher ATM processing costs, resulting from higher levels of usage.

INCOME TAX EXPENSE
Income tax expense was $1,524 for the three months ended March 31, 2008, compared to $1,286 for the same period in 2007.
The effective tax rate for the first quarter of 2008 was 23.5%, compared to 14.9% for the first quarter of 2007. We recorded total refunds of $886 in the first quarter of 2007 from a favorable resolution of an appeal of an IRS audit. The effective tax rate for the first quarter of 2007, excluding the accrual of the income tax refund, would have been 25.6%.
The 2.1% decrease in the effective tax rate, exclusive of the accrual of the income tax refund, is due to lower levels of net income and taxable income levels expected for 2008, compared to those expected for 2007 during the first quarter of 2007, coupled with a higher percentage of bank owned life insurance.
We expect an effective tax rate of between 23% and 24% for all of 2008, based on projected levels of taxable income.
FINANCIAL POSITION
Total assets at March 31, 2008, were $3,401,324, compared to $3,350,126 at December 31, 2007.
SECURITIES
Investment securities available for sale were $632,758 at March 31, 2008, compared to $582,954 at December 31, 2007. At December 31, 2007, we also had trading securities of $53,782, all of which were sold during the first quarter of 2008. At March 31, 2008, all of our securities are currently held as “available for sale” and recorded at their fair market values. Because of the declining interest rate environment during the current quarter, the market value of securities available for sale on March 31, 2008 was $250 lower than the amortized cost, as compared to $6,014 lower at December 31, 2007.

Note 3 to this Form 10-Q provides information about our process of analyzing our portfolio for the risk of other-than-temporary impairment, and the results of that analysis.
REGULATORY STOCK
Regulatory stock, defined as Federal Reserve Bank and FHLB stock, includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time-to-time, we purchase Federal Reserve Bank stock according to requirements set by the regulatory agency. The balance of regulatory stock was $29,181 at March 31, 2008, compared to $29,179 at December 31, 2007.
LOANS HELD FOR SALE
Loans held for sale represent less than 1% of total assets and increased to $6,480 at March 31, 2008, from $5,928 at December 31, 2007. Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.
LOANS
Net loans at March 31, 2008 were $2,312,160 compared to $2,284,117 at December 31, 2007. The slight increase is mainly attributable to increases in commercial real estate loans of $53,314 and commercial, industrial and agricultural loans of $3,110, partially offset by declines in residential mortgage loans of $19,972 and consumer loans of $7,016. Commercial loan average balances for the first quarter of 2008 increased $63,354, or 16.2% annualized from the fourth quarter 2007 average. Consumer direct and home equity loan average balances increased $2,204, or 2.8% annualized. Indirect consumer and residential real estate mortgage loan average balances declined $5,058, or 19.9%, and $22,686, or 30.9%.
Commercial real estate loan originations, consisting primarily of constructions loans, continue to result from our ongoing commercial real estate initiative, and have average maturities of less than 36 months.
The first quarter 2008 average balance for commercial and industrial loans originated by the Cincinnati commercial lending team, which began operations during the second quarter of 2006, was $104,696. This balance represents an increase of $7,728 from the fourth quarter 2007 average balance of $96,968. Commercial growth also occurred during the quarter in our Evansville and Chicago markets.
The decrease in consumer loans at March 31, 2008, compared to December 31, 2007, was primarily in the area of indirect marine and recreational vehicle loans, a line of business we exited in December 2006.
The balance of residential mortgage loans is expected to continue to decline during 2008, since we sell substantially all originations to a private label provider on a servicing released basis. The cash flows obtained from the paydowns and payoffs of these loans, as well as those from indirect consumer loans and securities, are used to originate higher yielding commercial loans and thus improve our mix of earning assets.

LOAN PORTFOLIO

	March 31,	December 31,
	2008	2007
Commercial, industrial and agricultural loans	$692,614	$689,504
Economic development loans and other obligations of state and political subdivisions	7,020	7,227
Lease financing	5,301	5,291

Total commercial	704,935	702,022
Commercial real estate
Commercial mortgages	331,400	298,151
Construction and development	629,923	609,858

Total commercial real estate	961,323	908,009

Residential mortgages	360,457	380,429
Home equity	145,535	145,403
Consumer loans	168,500	175,516

Total loans	2,340,750	2,311,379
Less: unearned income	—	1

Loans, net of unearned income	$2,340,750	$2,311,378

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
The average weighted FICO credit score of our residential mortgage portfolio, at March 31, 2008, was 701. The weighted average score for our home equity portfolio was 735. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.
The allowance for loan losses was $28,590 at March 31, 2008, representing 1.22% of total loans, compared with $27,261 at December 31, 2007, or 1.18% of total loans. The allowance for loan losses to non-performing loans ratio was 95.1%, compared to 120.3% at December 31, 2007. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination. At March 31, 2008, we believe that our allowance appropriately considers the expected loss in our residential builder non-performing loans, which we believe are adequately secured. The provision for loan losses was $3,634 for the three months ended March 31, 2008, compared to $735 for the three months ended March 31, 2007.
The provision exceeded net charge-offs by $1,329 during the first quarter of 2008. Annualized net charge-offs to average loans were 0.40% for the quarter, compared to 0.17% for the first quarter of 2007. For the quarter, net charge-offs of $2,305 included a $1,378 loss on an automobile dealer floor plan line of credit. Net charge-offs also included $312 of indirect consumer loan and $245 of checking account net charge-offs, while the remaining $370 came from various other loan categories. Net charge-offs from the Chicago commercial portfolio were less than 1 basis point of total net charge-offs.
The Bank has extended a secured line of credit to an unaffiliated, publicly-held, depository institution holding company which will mature on June 30, 2008. The balance outstanding on the line of credit was $17,500 at March 31, 2008. The line of credit is secured by all of the outstanding stock of the holding company’s savings association subsidiary. The borrower has disclosed that its primary federal regulator has prohibited its savings association subsidiary from paying cash dividends to the holding company without prior consent of such regulator. As a result, the holding company is currently limited to existing cash and cash equivalents as liquidity. The 2007 financial statements for the borrower indicate that it currently lacks liquidity to continue as a going concern due to the pending maturity of the line of credit. The savings association is considered “well-capitalized” under regulatory requirements. We believe we are well secured and that the collateral value is in excess of the amount of the outstanding line. The Bank is monitoring the situation closely and is in discussion with the borrower regarding the current situation. However, there can be no assurance that the line of credit will be paid in full on the scheduled maturity date or that the parties will reach agreement on an acceptable resolution.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$27,261	$21,155
Loans charged off	(2,753)	(1,073)
Recoveries	448	348
Provision for loan losses	3,634	735

Ending Balance	$28,590	$21,165

Percent of total loans	1.22%	1.18%

Annualized % of average loans:
Net charge-offs	0.40%	0.17%
Provision for loan losses	0.63%	0.17%
Total non-performing loans at March 31, 2008, consisting of nonaccrual and loans 90 days or more past due, were $30,061, an increase of $7,394 from December 31, 2007. Non-performing loans were 1.28% of total loans, compared to 0.98% at December 31, 2007.
The increase in non-performing loans during the first quarter was due primarily from our residential builder business located primarily, but not entirely, in the Chicago area, and continues to result from the housing downturn that accelerated throughout 2007 and into 2008. The Chicago non-owner occupied commercial real estate portfolio had commitments of $253,248 and outstanding balances of $213,921 at March 31, 2008, while total outstanding balances for our company totaled $629,340. Of the non-performing loans, $21,792 is in our commercial portfolio, while the balance consists of homogenous 1-4 family residential and consumer loans. Commercial non-performing assets outside of Chicago totaled $4,184 and non-performing assets in our 1-4 family and consumer portfolios totaled $10,242. Excluding Chicago, our non-performing loans to total loans totaled 61 basis points at March 31, 2008.
Other real estate owned increased to $3,267 at March 31, 2008, compared to $2,923 at December 31, 2007, again, due largely to our residential builder portfolio.
Approximately 60% of our total non-performing loans and 63% of our total non-performing assets are from our Chicago region. These percentages are similar to those at December 31, 2007. Our borrowers in the Chicago market continued to experience sales activity during the first quarter, although the level of activity has slowed from previous quarters.
We believe the following considerations support our conclusion as to the adequacy of our allowance for loan losses:
•
Our loan portfolio, with the exception of the one floor plan loss, performed much as we had expected at the beginning of the first quarter. We continue to believe that the residential builder portfolio that accounted for the increase to non-performing loans in both the fourth quarter of 2007 and first quarter of 2008 is adequately secured and should not result in significant charge-offs;

•	The risk in our non-performing assets is granular, as only three non-performing loans exceed $1,000;

•	We have analyzed the remainder of our floor plan portfolio, which is not a major line of business for us, and do not believe that we have a significant risk of loss in the remaining portfolio;

•
The performance of our other portfolios, including commercial real estate, remains strong and our level of net charge-offs outside of the floor plan loss was low to moderate at 16 basis points for the first quarter of 2008; and

•
We are not seeing a material impact on our loan losses related to our residential mortgage portfolio, since we did not underwrite a subprime mortgage portfolio. Net losses during the first quarter for both the residential mortgage and home equity portfolios were three basis points.

Listed below is a comparison of non-performing assets.

	March 31,	December 31,
	2008	2007
Nonaccrual loans	$27,517	$18,549
90 days or more past due loans	2,544	4,118

Total non-performing loans (1)	30,061	22,667
Other real estate owned	3,267	2,923

Total non-performing assets	$33,328	$25,590

Ratios:
Non-performing Loans to Loans	1.28%	0.98%
Non-performing Assets to Loans and Other Real Estate Owned	1.42%	1.11%
Allowance for Loan Losses to Non-performing Loans	95.11%	120.27%

(1)	Includes non-performing loans classified as loans held for sale
DEPOSITS
Total deposits were $2,308,123 at March 31, 2008, compared to $2,340,137 at December 31, 2007, a decrease of $32,014.
Average balances of deposits for the first quarter of 2008, as compared to the fourth quarter ended December 31, 2007, included increases in interest checking of $21,690, or 23.3% annualized, savings accounts of $5,197, or 15.5% annualized, and non-interest bearing demand deposits of $1,517 or 2.2% annualized. Decreases in retail certificates of deposit of $60,750, or 23.5% annualized, brokered time deposits of $3,171 or 8.4% annualized, and money market accounts of $11,545, or 11.5% annualized, helped account for the net decline in deposits. The decrease in higher costing certificate of deposit and money market balances was in part due to our ability to fund our earning assets with lower costing alternative sources of funds.
While the average balances of checking accounts increased over the last quarter, the number of accounts also increased, by a net of 4.1%, on an annualized basis, from December 31, 2007.
SHORT-TERM BORROWINGS
Short-term borrowings include federal funds purchased, short-term FHLB advances, and securities sold under repurchase agreements, which increased $94,752 from $272,270 at December 31, 2007, to $367,022 at March 31, 2008. The increase in this funding source, and in particular short-term FHLB advances, which increased from $120,000 to $195,000, more than offset the decline in certificates of deposit and money market accounts discussed above.
At March 31, 2008, we had an unsecured, unused line of credit for $15,000 with another financial institution, available federal funds purchased lines of $324,100, and availability of approximately $729,489 under the Federal Reserve borrower in custody program.
LONG-TERM BORROWINGS
Long-term borrowings declined $15,953 to $360,754 at March 31, 2008 from December 31, 2007. FHLB advances increased $49,804, partially offsetting a $65,000 decline in repurchase agreements.
We must pledge mortgage-backed securities and mortgage loans as collateral to secure FHLB advances. At March 31, 2008, we were in compliance with those requirements.
CAPITAL EXPENDITURES
There are no future contractual commitments related to construction of new banking centers.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2007.

CAPITAL RESOURCES AND LIQUIDITY
We and the Bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for “well-capitalized” that apply to the Bank. It is our intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	March 31,	December 31,
	Requirements	Capitalized	2008	2007

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	11.51%	11.52%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	9.37%	9.34%
Tier 1 Capital (to Average Assets)	4.00%	N/A	7.86%	7.81%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	11.84%	11.89%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	10.77%	10.86%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	9.05%	9.08%
Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.
For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets policy. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits, repurchase agreements, sell investment securities, or utilize the Bank’s borrowing capacity with the FHLB as alternative sources of liquidity. At March 31, 2008, and December 31, 2007, respectively, Federal Funds sold and other short-term investments were $3,992 and $3,630. Additionally, at March 31, 2008, we had $324,100 available from unused Federal Funds lines and in excess of $210,558 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $729,489 as part of its liquidity contingency plan.
Our liquidity is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. We also have an unsecured line of credit available which permits us to borrow up to $15,000. There was no balance outstanding on this line as of March 31, 2008.
Our liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, and other general corporate purposes. The Board of Directors has approved a long-term dividend payout ratio of 35% to 50% of anticipated earnings. We believe that funds to fulfill these obligations for 2008 will be available from currently available cash and marketable securities, dividends from the Bank, our line of credit, or other sources that we expect to be available during the year.
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
Earnings at Risk (EAR). We consider EAR as our best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10% to a 200 basis point rate shock in either direction. At March 31, 2008, we would experience a negative 7.26% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 2.10% change in net interest income.
Estimated Change in Net Interest Income from the Base Interest Rate Scenario

Immediate Rate Shock	March 31, 2008	December 31, 2007
+200 basis points	-2.10%	-1.44%
+100 basis points	-0.84%	-0.67%
-100 basis points	-2.10%	0.02%
-200 basis points	-7.26%	-2.55%
The higher volatility in EAR in the -200 and -100 basis point shocks reflects that we are closer to our lower limit on deposit and borrowing rates after the 200 basis point decline in the Fed Funds rate during the first quarter of 2008. Additional factors increasing EAR volatility include faster mortgage prepayment assumptions in this lower rate environment and a change in loan mix favoring more variable rate commercial loans.
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
At March 31, 2008, we would experience a negative 3.57% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 4.18% change in EVE. The higher volatility in EVE at risk in the downward 200 and 100 basis point shocks reflects that we are closer to our lower limit on deposit and borrowing rates after the 200 basis point decline in the Fed Funds rate during the first quarter of 2008. Additional factors increasing EVE volatility include faster mortgage prepayment assumptions in this lower rate environment and a change in loan mix favoring more variable rate commercial loans.

Estimated Change in EVE from the Base Interest Rate Scenario

Immediate Rate Shock	March 31, 2008	December 31, 2007
+200 basis points	-4.18%	-4.32%
+100 basis points	-1.52%	-1.95%
-100 basis points	-0.53%	0.35%
-200 basis points	-3.57%	-0.91%
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
Item 4: Controls and Procedures
As of March 31, 2008, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2007, our Board of Directors authorized the repurchase of 515,000 shares, or a maximum aggregate purchase amount of $12,500, through June 30, 2008. There were no repurchases made during the first quarter of 2008. As of March 31, 2008, we had 515,000 shares available for repurchase.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
Item 5. OTHER INFORMATION
During the period covered by this report, the Audit Committee of the Board of Directors approved the engagement of Crowe Chizek and Company LLC, our independent registered public accounting firm, to perform additional consulting services, which represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
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

INTEGRA BANK CORPORATION

By	/s/ Michael T. Vea Chairman of the Board, President, and Chief Executive Officer
May 8, 2008

/s/ Martin M. Zorn Chief Financial Officer, Executive Vice President — Finance and Risk
May 8, 2008

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer