Form 10-Q
period 2008-06-30
INTEGRA BANK CORP
filed 2008-07-28
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 24, 2008

(Common stock, $1.00 Stated Value)	20,751,589

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$92,114	$72,360
Federal funds sold and other short-term investments	8,529	3,630

Total cash and cash equivalents	100,643	75,990
Loans held for sale (at lower of cost or fair value)	6,045	5,928
Securities available for sale	565,459	582,954
Securities held for trading	—	53,782
Regulatory stock	29,181	29,179
Loans, net of unearned income	2,409,997	2,311,378
Less: Allowance for loan losses	(31,780)	(27,261)

Net loans	2,378,217	2,284,117
Premises and equipment	49,758	50,552
Goodwill	122,824	123,050
Other intangible assets	10,790	11,652
Other assets	138,293	132,922

TOTAL ASSETS	$3,401,210	$3,350,126

LIABILITIES
Deposits:
Non-interest-bearing demand	$304,549	$265,554
Interest-bearing:
Savings, interest checking and money market accounts	950,194	918,023
Time deposits of $100 or more	516,815	505,491
Other interest-bearing	552,090	651,069

Total deposits	2,323,648	2,340,137
Short-term borrowings	370,913	272,270
Long-term borrowings	359,591	376,707
Other liabilities	27,594	33,208

TOTAL LIABILITIES	3,081,746	3,022,322

Commitments and contingent liabilities (Note 9)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 20,758,485 and 20,650,165 respectively	20,759	20,650
Additional paid-in capital	207,802	206,991
Retained earnings	99,610	104,913
Accumulated other comprehensive income (loss)	(8,707)	(4,750)

TOTAL SHAREHOLDERS’ EQUITY	319,464	327,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,401,210	$3,350,126

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans:
Taxable	$35,676	$41,386	$74,377	$73,415
Tax-exempt	101	100	182	201
Interest and dividends on securities:
Taxable	5,840	6,114	12,320	12,360
Tax-exempt	1,114	1,381	2,426	2,424
Dividends on regulatory stock	409	281	785	627
Interest on loans held for sale	90	45	193	73
Interest on federal funds sold and other short-term investments	30	60	68	109

Total interest income	43,260	49,367	90,351	89,209

INTEREST EXPENSE
Interest on deposits	12,851	20,017	29,243	34,701
Interest on short-term borrowings	1,955	2,264	4,121	4,282
Interest on long-term borrowings	3,288	3,519	8,303	6,330

Total interest expense	18,094	25,800	41,667	45,313

NET INTEREST INCOME	25,166	23,567	48,684	43,896
Provision for loan losses	6,003	455	9,637	1,190

Net interest income after provision for loan losses	19,163	23,112	39,047	42,706

NON-INTEREST INCOME
Service charges on deposit accounts	5,059	5,408	9,758	9,626
Other service charges and fees	874	839	1,872	1,777
Commissions on annuities	441	294	1,022	560
Debit card income-interchange	1,376	1,064	2,619	1,959
Trust income	554	602	1,113	1,216
Net securities gains (losses)	(6,299)	56	(6,275)	222
Gain on sale of other assets	(12)	60	(12)	599
Bank-owned life insurance income	575	498	1,218	912
Other	444	1,110	2,431	2,275

Total non-interest income	3,012	9,931	13,746	19,146

NON-INTEREST EXPENSE
Salaries and employee benefits	12,446	11,693	24,840	22,458
Occupancy	2,541	2,388	5,101	4,495
Equipment	955	822	1,883	1,646
Professional fees	1,086	893	2,070	2,030
Communication and transportation	1,602	1,303	3,058	2,474
Processing	704	624	1,422	1,134
Software	528	499	1,087	966
Marketing	611	570	1,093	1,158
Low income housing project losses	723	506	1,374	1,123
Amortization of intangible assets	431	419	862	652
Other	2,550	2,153	5,508	3,901

Total non-interest expense	24,177	21,870	48,298	42,037

Income (Loss) before income taxes	(2,002)	11,173	4,495	19,815
Income tax expense (benefit)	(1,103)	2,840	421	4,126

NET INCOME (LOSS)	$(899)	$8,333	$4,074	$15,689

Earnings (Loss) per share:
Basic	$(0.04)	$0.41	$0.20	$0.83
Diluted	(0.04)	0.41	0.20	0.82

Weighted average shares outstanding:
Basic	20,554	20,331	20,545	19,012
Diluted	20,561	20,407	20,569	19,107

Dividends per share	$0.18	$0.18	$0.36	$0.35
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(899)	$8,333	$4,074	$15,689

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $(6,715), $(2,428), $(4,776) and $(1,313), respectively)	(11,362)	(3,521)	(8,082)	(1,838)
Reclassification of realized amounts (net of tax of $2,340, $(23), $2,331 and $(90), respectively)	3,959	(33)	3,944	(132)

Net unrealized gain (loss) on securities	(7,403)	(3,554)	(4,138)	(1,970)

Change in net pension plan liability (net of tax of $14 and $29 respectively for 2008)	25	—	50
Unrealized gain on derivative hedging instruments arising in period (net of tax of $(135), $(44), $50 and $(41), respectively)	(243)	(63)	131	(57)

Net unrealized gain (loss), recognized in other comprehensive income	(7,621)	(3,617)	(3,957)	(2,027)

Comprehensive income (loss)	$(8,520)	$4,716	$117	$13,662

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2007	20,650,165	$20,650	$206,991	$104,913	$(4,750)	$327,804

Net income	—	—	—	4,074	—	4,074
Cash dividend declared ($0.36 per share)	—	—	—	(7,455)	—	(7,455)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	(4,138)	(4,138)
Interest rate swaps	—	—	—	—	131	131
Change in unrealized postretirement liability, net of tax	—	—	—	—	50	50
Initial adoption of EITF 06-4	—	—	—	(1,922)	—	(1,922)
Exercise of stock options and restricted shares, net	(3,766)	(3)	(51)	—	—	(54)
Grant of restricted stock, net of forfeitures	112,086	112	(112)	—	—	—
Stock-based compensation expense	—	—	974	—	—	974

BALANCE AT JUNE 30, 2008	20,758,485	$20,759	$207,802	$99,610	$(8,707)	$319,464

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,074	$15,689
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	3,609	3,272
Provision for loan losses	9,637	1,190
Net securities (gains) losses	6,275	(222)
Net held for trading (gains) losses	(321)	—
(Gain) loss on sale of premises and equipment	(1)	—
(Gain) loss on sale of other real estate owned	14	(35)
Loss on sale of other assets	—	12
Gain on sale of mortgage servicing rights	—	(576)
Loss on low-income housing investments	1,374	1,123
Proceeds from maturity of held for trading securities	1,684	—
Proceeds from sale of held for trading securities	52,419	—
Increase (decrease) in deferred taxes	—	(43)
Net gain on sale of loans held for sale	(469)	(416)
Proceeds from sale of loans held for sale	66,405	36,582
Origination of loans held for sale	(66,053)	(39,838)
Change in other operating	(8,280)	5,246

Net cash flows provided by operating activities	70,367	21,984

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	76,883	58,899
Proceeds from sales of securities available for sale	17,758	36,653
Purchase of securities available for sale	(89,563)	(6,619)
(Increase) decrease in loans made to customers	(106,781)	1,909
Purchase of premises and equipment	(1,580)	(1,467)
Proceeds from sale of premises and equipment	21	—
Proceeds from sale of other real estate owned	33	505
Acquisition of Prairie Financial Corp, net of cash acquired	—	(30,541)

Net cash flows provided by (used in) investing activities	(103,229)	59,339

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(16,579)	(7,920)
Excess income tax benefit from employee stock-based awards	—	9
Net increase (decrease) in short-term borrowed funds	98,643	(14,545)
Proceeds from long-term borrowings	50,000	76,619
Repayment of long-term borrowings	(67,114)	(113,708)
Repurchase of common stock	—	(9,556)
Dividends paid	(7,435)	(6,030)
Proceeds from exercise of stock options	—	212

Net cash flows provided by (used in) financing activities	57,515	(74,919)

Net increase in cash and cash equivalents	24,653	6,404

Cash and cash equivalents at beginning of period	75,990	69,398

Cash and cash equivalents at end of period	$100,643	$75,802

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	3,088	3,097
Dividends declared and not paid	3,737	3,713
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
References to the terms “we”, “us”, “our”, the “Company” and “Integra” used throughout this report refer to Integra Bank Corporation and, unless the context indicates otherwise, its subsidiaries. At June 30, 2008, our subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and four statutory business trusts, which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
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
RECENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Issue 06-4 was effective for us beginning on January 1, 2008. Issue 06-4 can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. The adoption of this issue resulted in a reduction to retained earnings of $1,922 and an accrued liability of $1,922.
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
In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified by us in 2008. SAB 109 has not had a material impact on our financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revises SFAS No. 141. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. This pronouncement requires an acquirer to recognize the assets acquired and liabilities assumed in the acquiree at the acquisition date, measured at their fair values as of that date, as opposed to the date the agreement was finalized. It also requires the acquirer to expense the costs incurred to effect the acquisition, where SFAS No. 141 included those amounts in recorded goodwill. SFAS No. 141 (R) also requires the acquirer to record restructuring costs, including severance, in the statement of income. Finally, the pronouncement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values, using the recognition criteria included in SFAS No. 5, “Accounting for Contingencies”, with future changes going through earnings. This pronouncement is effective for us in 2009.

FAIR VALUE MEASUREMENT
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset and was effective for us during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have included the disclosures required by SFAS No. 157 in this document.
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
Securities: We determine the fair values of trading securities and securities available for sale in our investment portfolio by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy.
For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. Trust preferred securities fall into this category. We utilize several market makers to help determine the fair value. The fair value is determined by performing a relative value comparison to similar securities. In reviewing similar securities, the trader looks for securities with similar ratings, coupons, resets, and call features. In addition, the current treasury yield curve, a SWAP curve and a CD curve are taken into consideration. However, the lack of market activity, in particular executable activity, requires that traders use judgment when incorporating these inputs. Because of the lack of an active market, the determinations of fair value assume that market participants would utilize the same assumptions in determining a price.
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
Impaired Loans: Impaired loans are evaluated at the time full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of the collateral if the loan is collateral dependent. Fair value is measured based on the value of the collateral securing theses loans, is classified as Level 3 in the fair value hierarchy and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for additional impairment.
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Uobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Assets
Securities, available for sale	$—	$528,753	$36,706	$565,459
Derivatives	—	2,385	—	2,385

Liabilities
Derivatives	$—	$1,748	$—	$1,748
Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Uobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Assets
Impaired loans	$—	$—	$14,282	$14,282
Loans held for sale	6,045	—	—	6,045

Liabilities	$—	$—	$—	$—
The following represent impairment charges recognized during the period.
Impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $18,033, with a valuation allowance of $3,751, resulting in an additional provision for loan losses of $3,453 for the period.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the quarter ending June 30, 2008.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Beginning Balance	$—	$—
Transfers in and/or out of Level 3	36,706	36,706

Ending Balance	$36,706	$36,706
On June 30, 2008, we priced $36,706 of trust preferred securities using a Level 3 pricing method. Prior to this transfer, these securities were priced using Level 2 inputs. All of these securities are available for sale and therefore the unrealized gains and losses are generally not recorded in earnings. During the second quarter of 2008, an impairment charge of $6,302 was charged to earnings for two trust preferred securities.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option provided by this statement may be applied on an instrument by instrument basis, is irrevocable and may be applied only to entire instruments and not portions of instruments. We adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of our financial instruments during the first or second quarters of 2008.
STOCK-BASED COMPENSATION:
On January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) eliminated the intrinsic value method of accounting required under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”). We adopted SFAS No. 123(R) using the prospective method of adoption, which does not require restatement of prior periods. Under application of this method, compensation expense recognized for all share-based awards granted in or after 2006 is based on the grant date fair value of the stock grants less estimated forfeitures. The amortized stock option and restricted stock expense is included in the statement of changes in shareholders’ equity as stock based compensation expense.
On April 18, 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights. All options granted under 2007 Plan and predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted. The exercise price of options cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards could be granted under the Prior Plans. Under the 2007 Plan, at June 30, 2008, there were 79,689 shares available for the granting of additional awards.
In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Prior Plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At June 30, 2008, all 31,500 options remained outstanding.
The weighted average fair value of each stock option or stock appreciation right (“SAR”) was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized in computing 2008 and 2007 fair values.

	2008	2007

Number of options/SARs granted	209,198	175,964
Stock price	$13.92	$20.71
Risk-free interest rate	3.32%	4.76%
Expected life, in years	6	6
Expected volatility	22.36%	21.10%
Expected dividend yield	5.18%	2.94%
Estimated fair value per option	$1.78	$6.54

We typically consider granting awards to current employees annually during the second quarter. A summary of the status of the options and SARs granted for the six months ended June 30, 2008, is presented below:

	June 30, 2008
			Weighted Average	Aggregate
		Weighted Average	Remaining Term	Intrinsic
	Shares	Exercise Price	(In years)	Value

Options/SARs outstanding at December 31, 2007	1,386,983	$21.74
Options/SARs granted	209,198	13.92
Options/SARs exercised	—	—
Options/SARs forfeited/expired	(917)	22.55

Options/SARs outstanding at June 30, 2008	1,595,264	$20.71	6.1	$20

Options/SARs exercisable at June 30, 2008	1,185,000	$21.47	5.1	$20
As of June 30, 2008, there was $1,404 of total unrecognized compensation cost related to the stock options and SARS granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 2.4 years. Compensation expense for options and SARS for the three and six months ended June 30, 2008, was $220 and $364, compared to $180 and $281 for the three and six months ended June 30, 2007.
One of the Prior Plans permitted the award of up to 300,000 shares of restricted stock. The majority of shares granted under that plan vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares granted in 2007 and 2008 were granted from the 2007 Plan, which permits the award of up to 450,000 shares of restricted stock or SARs. The shares granted under the 2007 Plan vest equally over a three or four-year period.
A summary of the status of the restricted stock we granted as of June 30, 2008 and changes during the first and second quarter of 2008 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2007	113,962	$22.80
Shares granted	112,648
Shares vested	(32,887)
Shares forfeited	(562)

Restricted shares outstanding, June 30, 2008	193,161	$17.70

Prior to the adoption of SFAS No. 123(R), we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. To comply with the provisions of SFAS No. 123(R), we reclassified the deferred compensation balance for grants issued prior to 2006 under APB 25 to additional paid-in capital on the consolidated balance sheet. As of June 30, 2008, all restricted stock compensation related to nonvested restricted stock grants awarded prior to 2006 had been amortized. As of June 30, 2008, there was $2,069 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 2.8 years. Compensation expense for restricted stock for the three and six months ended June 30, 2008, was $299 and $496, compared to $239 and $347 for the three and six months ended June 30, 2007.

NOTE 2. EARNINGS PER SHARE
The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(899)	$8,333	$4,074	$15,689

Weighted average shares outstanding — Basic	20,553,528	20,330,795	20,545,144	19,011,965
Incremental shares related to stock compensation	7,186	75,966	23,721	95,027

Average shares outstanding — Diluted	20,560,714	20,406,761	20,568,865	19,106,992

Earnings (Loss) per share — Basic	$(0.04)	$0.41	$0.20	$0.83
Effect of incremental shares related to stock compensation	—	—	—	(0.01)

Earnings (Loss) per share — Diluted	$(0.04)	$0.41	$0.20	$0.82

Options to purchase 1,617,880 shares and 1,413,682 shares were outstanding, respectively, for the three and six months ended June 30, 2008, and were not included in the computation of net income per diluted share because the exercise price of the options was greater than the average market price of the common shares, and therefore antidilutive. On June 30, 2007, vested options to purchase 1,129,043 shares of our common stock were outstanding. The number of options excluded was 657,072 and 198,396, respectively, for three and six months ended June 30, 2007.

NOTE 3. SECURITIES
At June 30, 2008, all securities in our investment portfolio were classified as available for sale. At December 31, 2007, we had securities classified as both available for sale and trading. All securities classified as trading at December 31, 2007, were sold during the first quarter of 2008. Amortized cost, market value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2008:
U.S. Government agencies	$1,004	$4	$2	$1,006
Collateralized Mortgage Obligations:
Agency	251,423	365	6,117	245,671
Private Label	38,704	—	2,528	36,176
Mortgage-backed securities	143,702	719	510	143,911
Trust Preferred	42,892	58	6,244	36,706
States & political subdivisions	94,615	2,321	182	96,754
Other securities	5,298	—	63	5,235

Total	$577,638	$3,467	$15,646	$565,459

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:
U.S. Government agencies	$16,074	$69	$1	$16,142
Collateralized Mortgage Obligations:
Agency	238,608	486	4,430	234,664
Private Label	41,936	90	707	41,319
Mortgage-backed securities	122,976	661	826	122,811
FHLMC Preferred stock	9,973	—	—	9,973
Trust Preferred	49,860	110	3,726	46,244
States & political subdivisions	104,528	2,385	94	106,819
Other securities	5,013	—	31	4,982

Total	$588,968	$3,801	$9,815	$582,954

Available for sale securities with unrealized losses at June 30, 2008, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
June 30, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Agencies	$627	$2	$—	$—	$627	$2
Collateralized mortgage obligations:
Agency	141,722	3,074	35,111	3,043	176,833	6,117
Private label	27,925	1,310	8,251	1,218	36,176	2,528
Mortgage-backed securities	41,864	417	10,085	93	51,949	510
Trust Preferred	11,786	2,868	5,628	3,376	17,414	6,244
State & political subdivisions	9,433	164	475	18	9,908	182
Other securities	2,647	63	—	—	2,647	63

Total	$236,004	$7,898	$59,550	$7,748	$295,554	$15,646

The net gain on trading activities during the six months ended June 30, 2008 was $321.
We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.
On a quarterly basis, we evaluate each security in our portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities were backed by the U.S. government or its agencies, or the securities’ public ratings, if available, and how that affects credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. We also review the payment performance, delinquency history and credit support of the underlying collateral for certain securities in our portfolio as part of our impairment analysis and review.

During the fourth quarter of 2007, we recognized a $2,726 pre-tax charge for an other-than-temporary impairment related to two Freddie Mac securities. As required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. We took the charge even though the securities were performing according to their contractual terms and were current on dividends. These securities were investment grade at the time of purchase and did not experience a change in those ratings during the first quarter of 2008. We sold these securities during the second quarter of 2008.
At June 30, 2008, net unrealized losses for our securities portfolio totaled $18,481, prior to the recognition of an other-than-temporary impairment charge. Trust preferred securities accounted for $12,488 of this amount. Trust preferred securities consist of six pooled collateralized debt obligations and five single name issues. The increase in net unrealized losses is the result of the widening in market spreads that many sectors of the market have experienced over the last six to nine months.
Two trust preferred securities made up $6,302, or 34.1% of the total unrealized loss at June 30, 2008. The first of these two securities, a Trapeza 11 bond, in which we had invested in the “D” tranche, had a 6.9% interest deferral and default rate, failed the overcollateralization test and was rated BB+ by Fitch, with a negative watch. In addition, the current fair value declined to 54.5% of book value, and we expect future disruptions in cash flows because of the deferrals. As a result, we determined that this security met the definition of other-than-temporarily impaired and recorded an impairment charge of $3,412. The second of the securities was an Alesco 10A bond, in which we invested in the “C1” tranche. This security was experiencing a 5.3% interest deferral rate, failed the overcollateralization test at June 30, 2008, and was rated A- by Fitch, with a negative watch. In addition, the current fair value declined to 64.1% of book value, and we expect future disruptions in cash flows because of the deferrals. We also determined that this security met the definition of other-than-temporarily impaired and recorded an impairment charge of $2,890.
We used level 3 fair value inputs to determine the amount of impairment, because the market for trust preferred securities was not active during the second quarter of 2008. Both remain classified as available for sale. Both passed the collateralization tests at March 31, 2008, and both suffered further declines in fair value, as well as interest deferrals, during the second quarter of 2008. Based on the facts that exist at June 30, 2008, we expect ultimate recovery from both if held to maturity, as the cumulative default rate must significantly increase to result in a loss at maturity.
We analyzed the remainder of our securities portfolio in detail, paying particular attention to our trust preferred and private label collateralized mortgage obligations. After considering ratings, fair value , cash flows, deferrals, and such other factors, we do not believe any other securities to be other-than-temporarily impaired.
NOTE 4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2008 and 2007:
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$28,590	$21,165	$27,261	$21,155
Allowance associated with purchase acquisitions	—	5,982	—	5,982
Loans charged off	(3,128)	(1,638)	(5,882)	(2,711)
Recoveries	315	426	764	774
Provision for loan losses	6,003	455	9,637	1,190

Ending Balance	$31,780	$26,390	$31,780	$26,390

Percent of total loans	1.32%	1.19%	1.32%	1.19%

Annualized % of average loans:
Net charge-offs	0.48%	0.22%	0.44%	0.20%
Provision for loan losses	1.02%	0.08%	0.82%	0.12%
The allowance for loan losses was $31,780 at June 30, 2008, representing 1.32% of total loans, compared with $27,261 at December 31, 2007, or 1.18% of total loans and $28,590 at March 31, 2008, or 1.22% of total loans. The allowance for loan losses to non-performing loans ratio was 63.0%, compared to 120.3% at December 31, 2007 and 95.1% at March 31, 2008. At June 30, 2008, we believe that our allowance appropriately considers the expected loss in our residential builder non-performing loans, which we believe are adequately secured.

As previously reported, we extended a secured line of credit to an unaffiliated, publicly-held, depository institution holding company which matured on June 30, 2008. The balance outstanding on the line of credit was $17,500 at June 30, 2008. Interest has been paid current through the maturity date. The line of credit is secured by all of the outstanding stock of the holding company’s savings association subsidiary. The borrower’s primary federal regulator has prohibited its savings association subsidiary from paying cash dividends to the holding company without prior consent of such regulator. As a result, the borrower is currently limited to existing cash and cash equivalents as liquidity at the holding company level. The March 31, 2008 financial statements for the borrower indicate that it currently lacks liquidity necessary to continue as a going concern due to the pending maturity of the line of credit. The savings association is considered “well-capitalized” under regulatory requirements, with tangible capital at March 31, 2008 of $36,003.
The borrower is actively pursuing plans which, if consummated, would result in the loan being paid in full. We have reviewed the plans as well as the parties that may be involved in implementing those plans. Based on the information provided to us, we have determined that the plans are feasible and should result in payment of this loan by December 31, 2008. We entered into a short-term forbearance agreement with our borrower in order to allow the borrower the necessary time to enter into a definitive agreement and obtain necessary approvals related to its plans. We continue to believe we are well secured and that the collateral value is in excess of the loan amount. If the borrower fails to implement its plans on a timely basis, we expect to initiate other remedies available to us. At June 30, 2008, we do not have a specific reserve recorded within our allowance for loan losses for this credit.
We will continue to monitor the situation closely and stay in discussions with the borrower. However, there can be no assurance that the loan will be paid in full by the end of the year or that, if the loan is not paid as anticipated, that the parties will reach agreement on an acceptable resolution.
Total non-performing loans at June 30, 2008, consisting of nonaccrual loans and loans 90 days or more past due, were $50,474, an increase of $27,807 from December 31, 2007 and $20,413 from March 31, 2008. Non-performing loans were 2.09% of total loans, compared to 0.98% at December 31, 2007 and 1.28% at March 31, 2008. Non-performing assets were 2.34% of total loans and other real estate owned at June 30, 2008, compared to 1.11% at December 31, 2007 and 1.42% at March 31, 2008.
Listed below is a comparison of non-performing assets.

	June 30,	December 31,
	2008	2007
Nonaccrual loans	$50,162	$18,549
90 days or more past due loans	312	4,118

Total non-performing loans	50,474	22,667
Other real estate owned	5,940	2,923

Total non-performing assets	$56,414	$25,590

Ratios:
Non-performing Loans to Loans	2.09%	0.98%
Non-performing Assets to Loans and Other Real Estate Owned	2.34%	1.11%
Allowance for Loan Losses to Non-performing Loans	62.96%	120.27%
NOTE 5. GOODWILL
Goodwill was $122,824 at June 30, 2008. Under purchase accounting, goodwill may become impaired under certain conditions. With the recent decline in our stock price, we performed an in-depth review of our goodwill to test for impairment. We used an independent, outside firm to work with us in performing this analysis and concluded that we do not have impairment at June 30, 2008. This conclusion is dependent on our 2008 and 2009 earnings and capital projections and will be reviewed quarterly.
NOTE 6. INCOME TAXES
Income tax expense recorded for the first six months of 2008 is based on our estimate of the expected effective tax rate for the full year. The tax effects of significant, unusual items are not considered in the estimated annual effective tax rate. The tax effect of such an event is recognized in the interim period in which it occurs.
The effective rate for the income tax provision for the six-months ended June 30, 2008 and 2007 was 9.4% and 20.8%, respectively. The lower effective tax rate reported in 2008 as compared to 2007 is due primarily to a lower level of income in 2008.

The effective tax rate of 9.4% differs from the statutory rate principally due to the effect of the tax-exempt income and low income housing credits that are anticipated during the remainder of 2008.
The income tax rate for the second quarter of 2008 was 55.1% compared to 23.5% for the first quarter. The change in the effective rate during the second quarter is a function of the pre-tax loss coupled with the impact of tax exempt income and low income housing credits along with decreased estimates of full year net and taxable income. Tax exempt income and tax credits will generally result in an effective tax rate that is lower than the statutory tax rate, however these items have an opposite effect in periods where there is a loss before taxes.
NOTE 7. SHORT-TERM BORROWINGS
In addition to the short-term borrowings outlined below, we currently have an unsecured revolving line of credit for $15,000. There was no balance outstanding on this line at June 30, 2008.

	June 30,	December 31,
	2008	2007

Federal funds purchased	$95,000	$55,100
Securities sold under agreements to repurchase	100,913	97,170
Short-term Federal Home Loan Bank advances	175,000	120,000

Total short-term borrowed funds	$370,913	$272,270

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (“FHLB”) advances. At June 30, 2008, we had pledged sufficient collateral to satisfy the collateral requirements.

NOTE 8. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	June 30,	December 31,
	2008	2007
Federal Home Loan Bank Advances

Fixed maturity advances (weighted average rate of 3.38% and 4.57%	$136,012	$86,211
as of June 30, 2008 and December 31, 2007, respectively)

Amortizing and other advances (weighted average rate of 4.92% and	1,208	1,607
5.11% as of June 30, 2008 and December 31, 2007, respectively)

Total FHLB Advances	137,220	87,818

Securities sold under repurchase agreements with maturities	100,000	165,000
at various dates through 2013 (weighted average fixed rate of 2.85% and 3.94% as of June 30, 2008 and December 31, 2007, respectively)

Note payable, secured by equipment, with a fixed interest rate of 7.26%,	4,317	4,835
due at various dates through 2012

Note payable, unsecured, with a floating interest rate equal to one-month	19,000	20,000
LIBOR plus 0.875%, with a maturity date of April 1, 2012

Subordinated debt, unsecured, with a floating interest rate equal to three-	10,000	10,000
month LIBOR plus 3.20%, with a maturity date of April 24, 2013

Subordinated debt, unsecured, with a floating interest rate equal to three-	4,000	4,000
month LIBOR plus 2.85%, with a maturity date of April 7, 2014

Floating Rate Capital Securities, with an interest rate equal to six-month	18,557	18,557
LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par

Floating Rate Capital Securities, with an interest rate equal to three-month	35,568	35,568
LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par

Floating Rate Capital Securities, with an interest rate equal to three-month	20,619	20,619
LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par

Floating Rate Capital Securities, with an interest rate equal to three-month	10,310	10,310
LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par

Total long-term borrowings	$359,591	$376,707

The floating rate capital securities callable at par on July 25, 2011, may be called prior to that date upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $445 at June 30, 2008.
The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly. Unamortized organizational costs for these securities were $871 at June 30, 2008.
The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 2.355% at December 15, 2008, 1.57% at December 15, 2009, and 0.785% at December 15, 2010.
The floating rate capital securities callable at par on June 30, 2012, and quarterly thereafter, may be called prior to that date upon payment of a call premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 2.10% at June 30, 2009, 1.40% at June 30, 2010, and 0.70% at June 30, 2011.

NOTE 9. COMMITMENTS AND CONTINGENCIES
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
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	June 30,	December 31,
	2008	2007
Commitments to extend credit	$1,008,711	$855,430

Standby letters of credit	16,247	19,434

Non-reimbursable standby letters of credit	1,420	2,220
NOTE 10. INTEREST RATE CONTRACTS
We entered into an interest rate swap agreement in 2004 which had a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 3.43% at June 30, 2008. The swap expires on or prior to January 5, 2016, and had a notional amount of $5,820 at June 30, 2008.
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
During the fourth quarter of 2007, we entered into a free-standing cancelable swap with the notional amount of $4,650. This swap required us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 5.00%. The swap was called during the second quarter of 2008. We replaced this instrument with a new free-standing cancelable swap with identical terms. The swap had a negative carrying value of $52 at June 30, 2008, and expires on or prior to June 24, 2015. Changes in fair value are recorded in other income on the income statement.
As a part of the 2007 acquisition of Prairie Financial Corporation (“Prairie”), we acquired two free-standing floors with a notional amount of $10,000 each. Both floors were terminated during the second quarter of 2008.
We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate that the counterparties will be able to fully satisfy the obligations under these agreements.

NOTE 11. SEGMENT INFORMATION
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

For three months ended June 30, 2008	Banking	Other	Total
Interest income	$43,206	$54	$43,260
Interest expense	16,535	1,559	18,094

Net interest income (loss)	26,671	(1,505)	25,166
Provision for loan losses	6,003	—	6,003
Other income	2,938	74	3,012
Other expense	23,946	231	24,177

Earnings (Loss) before income taxes	(340)	(1,662)	(2,002)

Income tax expense (benefit)	(475)	(628)	(1,103)

Net income (loss)	$135	$(1,034)	$(899)

For six months ended June 30, 2008	Banking	Other	Total
Interest income	$90,233	$118	$90,351
Interest expense	38,116	3,551	41,667

Net interest income (loss)	52,117	(3,433)	48,684
Provision for loan losses	9,637	—	9,637
Other income	13,580	166	13,746
Other expense	47,770	528	48,298

Earnings before income taxes	8,290	(3,795)	4,495

Income tax expense (benefit)	1,853	(1,432)	421

Net income	$6,437	$(2,363)	$4,074

Segment assets	$3,391,215	$9,995	$3,401,210

For three months ended June 30, 2007	Banking	Other	Total
Interest income	$49,297	$70	$49,367
Interest expense	23,549	2,251	25,800

Net interest income (loss)	25,748	(2,181)	23,567
Provision for loan losses	455	—	455
Other income	9,878	53	9,931
Other expense	21,458	412	21,870

Earnings before income taxes	13,713	(2,540)	11,173

Income tax expense (benefit)	3,787	(947)	2,840

Net income	$9,926	$(1,593)	$8,333

For six months ended June 30, 2007	Banking	Other	Total
Interest income	$89,087	$122	$89,209
Interest expense	41,591	3,722	45,313

Net interest income (loss)	47,496	(3,600)	43,896
Provision for loan losses	1,190	—	1,190
Other income	18,959	187	19,146
Other expense	41,364	673	42,037

Earnings before income taxes	23,901	(4,086)	19,815

Income tax expense (benefit)	5,664	(1,538)	4,126

Net income	$18,237	$(2,548)	$15,689

Segment assets	$3,206,414	$7,948	$3,214,362

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
Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of current economic conditions, including disruptions in the housing and credit markets, either national or in the markets in which Integra does business; (2) changes in the interest rate environment that reduce net interest margin; (3) charge-offs and loan loss provisions; (4) the ability of Integra to maintain required capital levels and adequate sources of funding and liquidity; (5) the impact of problems affecting issuers of investment securities Integra holds (6) changes and trends in capital markets; (7) competitive pressures among depository institutions that increase significantly; (8) effects of critical accounting policies and judgments; (9) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (10) legislative or regulatory changes or actions, or significant litigation that adversely affect Integra or the business in which Integra is engaged; (11) ability to attract and retain key personnel; (12) ability to secure confidential information through the use of computer systems and telecommunications network; and (13) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity, and other factors described in our periodic reports filed with the SEC. We may update that discussion in this or another periodic report we file with the SEC thereafter. We undertake no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report, except as required in our periodic reports.
OVERVIEW
This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document.
Beginning in August 2007 and continuing through the second quarter of 2008, the banking industry has been affected by credit concerns, mainly in the areas of consumer real estate and residential construction, declining interest rates and a slowing economy.
The current slowing economy is evidenced by the continued declining gross domestic product, slowing growth rates, declines in housing starts and resales, and increases in the consumer price index, in part driven by higher energy and food prices and by employment concerns. These factors have resulted in continued lower levels of earnings and stock prices of financial institutions, and have resulted in credit, liquidity and capital becoming the key areas of focus for the industry.
Bank stock investors are concerned that the housing problems, which previously were limited to weaknesses in residential construction loans, subprime and Alt-A mortgages and brokered home equity loans, have affected other areas of lending, specifically commercial real estate, commercial lending and other consumer lending (auto, credit card and direct home equity loans). In this environment, investors are expecting banks to increase their allowance for loan losses and report higher levels of non-performing loans and charge-offs. Many analysts have looked at peak charge-off levels in past recessions and have applied these stress cases against reported loan balances.
Second quarter net income (loss) was $(899), a decrease of $9,232, or 110.8%, over second quarter 2007 net income of $8,333, and a decrease of $5,872, or 118.1% from the first quarter of 2008. Earnings (loss) per diluted share were $(0.04) and $0.41 for the second quarters of 2008 and 2007, respectively, and $0.24 for the first quarter of 2008.
Return on assets and return on equity were (0.11)% and (1.09)%, respectively, for the second quarter of 2008, compared to 1.04% and 10.71% for the second quarter of 2007.
The second quarter of 2008 was highlighted by the following items:
•
The provision for loan losses was $6,003 for the second quarter of 2008, compared to $3,634 for the first quarter of 2008. The allowance to total loans increased 10 basis points to 1.32% while net charge-offs increased 8 basis points to 0.48%.

•
Other-than-temporary impairment of $6,302 was recognized on two trust preferred collateralized debt obligations. The impairment charge reflects the impact of the rising level of deferrals and defaults in these securities.

•
Non-performing loans increased $20,413, or 67.9%, to $50,474 or 2.1% of total loans, while the allowance to non-performing loans decreased from 95% to 63%. Non-performing loans in the Chicago region represented approximately 67% of total non-performing loans at June 30, 2008, compared to 60% at March 31, 2008.

•
Net interest income was $25,166 for the second quarter of 2008, compared to $23,518 for the first quarter of 2008, while the net interest margin increased 20 basis points to 3.43%. Commercial loans increased $64,298 or 15.8% annualized. This increase in loan volume, coupled with lower funding costs and low cost deposit growth of $41,513 or 20.6% annualized, contributed to the increase in both the margin and net interest income.

•
Non-interest income was $3,012 for the second quarter of 2008, compared to $10,734 for the first quarter, and included $6,302 of other-than-temporary impairment (OTTI) charges on two securities. Deposit service charges increased $360, or 7.7%. Derivative losses were $369, compared to gains of $543 during the first quarter. The first quarter also included non-recurring trading gains of $321.

•	Non-interest expense for the second quarter of 2008 increased $56 to $24,177 from the first quarter of 2008, an increase of 0.9% annualized.
We have adjusted our strategic plan to take into account the current economic downturn, severe housing correction, and weakening credit conditions which are persisting and spreading throughout all segments of our economy. We are focusing on making sure we have adequate capital, liquidity and loan loss reserves to weather the current credit cycle. We have adjusted our loan targets downward, especially in the area of commercial real estate, to maximize capital.
Given the current economic conditions, our short-term emphasis will be on maintaining credit quality, growing low cost deposits, taking care of customers and improving our operating leverage. Enhancing deposit and fee growth while slowing our loan growth will help ensure that we have adequate capital to manage through this period of uncertainty.
CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.
NET INTEREST INCOME
Net interest income was $25,166 for the three months ended June 30, 2008, compared with $23,567 for the same period in 2007 and $48,684 and $43,896 for the six months ended June 30, 2008 and 2007, respectively. The net interest margin for the three months ended June 30, 2008, was 3.43% compared to 3.40% for the same three months of 2007, while the margin for the six months ended June 30, 2008, was 3.32%, as compared to 3.44% for the six months ended June 30, 2007.
The primary components of the changes in margin and net interest income to the second quarter of 2008 from the second quarter of 2007 were as follows:
•
The decrease to the net interest margin reflected the impact of the Federal Reserve’s reductions in the key interbank borrowing rate which began in the fourth quarter of 2007. During the first six months of 2008, the federal funds rate declined by 225 basis points. Average loan yields decreased 153 basis points to 5.99% for the quarter ended June 30, 2008, from 7.52% in the quarter ended June 30, 2007, led by a decrease in commercial loan yields, including loan fees, of 221 basis points to 5.69%. The decreases in yields for commercial loans occurred primarily during 2008, when yields declined 201 basis points. Our asset sensitivity (meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities), contributed to the margin decrease in the first quarter, but then contributed to the increase in the second quarter when the repricing of our liabilities caught up with the repricing of our assets. Approximately 40% of our variable rate loans are tied to prime, 46% to LIBOR and 14% to other floating rate indices. Money market fund rates have declined 174 basis points during 2008 to 2.00%, while time deposit rates declined only 110 basis points to 3.45%. Average money market fund rates for the second quarter of 2008 declined 207 basis points from the second quarter of 2007, while time deposit rates declined 111 basis points. Because we are asset sensitive, we should benefit, on a short-term basis, if rates increase, since our assets will reprice more quickly than our liabilities. We should experience an additional increase in net interest income if the yield curve steepens more than currently expected as well as if short-term (under 90 day) rates increase more than currently forecasted.

•
The improvement in our earning asset mix contributed positively to both the net interest margin and net interest income. Total average commercial loan balances increased $279,053, or 19.6% from the second quarter of 2007. This increase is primarily due to strong double digit growth for each of the four quarters ended June 30, 2008. The positive impact to our earning asset mix of increasing the percentage of commercial loans to total earning assets has lessened as rates have declined. The yield during the second quarter of 2007 for commercial loans of 7.90% was 274 basis points higher than the yield on investment securities of 5.16%. That difference was only 68 basis points for the second quarter of 2008. Total average commercial loans represented 56.4% of earning assets for the first quarter of 2008, compared to 49.7% for the second quarter of 2007, evidencing the improvement in mix.

•
A shift in funding sources from the second quarter of 2007 to the second quarter of 2008 also benefited the net interest margin and net interest income. As rates declined, we utilized wholesale sources of funding at lower rates, choosing not to price retail certificates of deposits at rates that would ensure the same level of balances. Higher costing time deposit average balances were 39.1% of total interest bearing liabilities for the quarter ended June 30, 2008, compared to 48.7% for the quarter ended June 30, 2007. Sources of funds other than time and transaction deposits, which include repurchase agreements, FHLB advances and other sources, increased from 16.4% of total interest-bearing liabilities to 25.9% for the quarter ended June 30, 2008. Average time deposit rates declined only 111 basis points from the year ago quarter, while the rates for funding sources other than time and transaction accounts declined 251 basis points. As a result, our loan to deposit ratio was 103.7% at June 30, 2008, compared to 98.8% at December 31, 2007 and 91.8% at June 30, 2007.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/
For Three Months Ended June 30,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$6,408	$30	1.83%	$6,184	$60	3.90%
Loans held for sale	5,835	90	6.18%	2,957	45	6.08%
Securities	603,256	7,554	5.01%	638,691	8,239	5.16%
Regulatory stock	29,181	409	5.61%	25,826	281	4.36%
Loans	2,377,745	35,832	5.99%	2,193,288	41,540	7.52%

Total earning assets	3,022,425	$43,915	5.84%	2,866,946	$50,165	7.01%

Allowance for loan loss	(29,552)			(26,504)
Other non-earning assets	379,071			358,539

TOTAL ASSETS	$3,371,944			$3,198,981

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$564,866	$1,194	0.85%	$515,443	$1,230	0.96%
Money market accounts	390,481	2,029	2.09%	384,219	3,983	4.16%
Certificates of deposit and other time	1,066,680	9,628	3.63%	1,251,950	14,804	4.74%

Total interest-bearing deposits	2,022,027	12,851	2.56%	2,151,612	20,017	3.73%

Short-term borrowings	346,565	1,955	2.23%	181,480	2,264	4.93%
Long-term borrowings	359,841	3,288	3.61%	239,086	3,519	5.82%

Total interest-bearing liabilities	2,728,433	$18,094	2.67%	2,572,178	$25,800	4.02%

Non-interest bearing deposits	285,582			284,070
Other noninterest-bearing liabilities and shareholders’ equity	357,929			342,733

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,371,944			$3,198,981

Interest income/earning assets		$43,915	5.84%		$50,165	7.01%
Interest expense/earning assets		18,094	2.41%		25,800	3.61%

Net interest income/earning assets		$25,821	3.43%		$24,365	3.40%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $600 and $744 for 2008 and 2007, respectively.
Federal tax equivalent adjustments on loans are $55 and $54 for 2008 and 2007, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/
For Six Months Ended June 30,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$5,638	$68	2.42%	$4,887	$109	4.47%
Loans held for sale	6,226	193	6.20%	2,286	73	6.41%
Securities	623,386	16,053	5.15%	623,244	16,090	5.16%
Regulatory stock	29,180	785	5.38%	25,097	627	5.00%
Loans	2,355,402	74,657	6.30%	1,987,909	73,724	7.40%

Total earning assets	3,019,832	$91,756	6.10%	2,643,423	$90,623	6.89%

Allowance for loan loss	(28,791)			(23,831)
Other non-earning assets	381,863			310,783

TOTAL ASSETS	$3,372,904			$2,930,375

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$550,495	$2,440	0.89%	$502,533	$2,332	0.94%
Money market accounts	391,185	4,806	2.47%	345,798	7,052	4.11%
Certificates of deposit and other time	1,097,276	21,997	4.03%	1,094,383	25,317	4.66%

Total interest-bearing deposits	2,038,956	29,243	2.88%	1,942,714	34,701	3.60%

Short-term borrowings	304,376	4,121	2.68%	173,205	4,282	4.92%
Long-term borrowings	387,887	8,303	4.23%	245,501	6,330	5.13%

Total interest-bearing liabilities	2,731,219	$41,667	3.07%	2,361,420	$45,313	3.87%

Non-interest bearing deposits	279,196			266,612
Other noninterest-bearing liabilities and shareholders’ equity	362,489			302,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,372,904			$2,930,375

Interest income/earning assets		$91,756	6.10%		$90,623	6.89%
Interest expense/earning assets		41,667	2.78%		45,313	3.45%

Net interest income/earning assets		$50,089	3.32%		$45,310	3.44%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $1,307 and $1,306 for 2008 and 2007, respectively.
Federal tax equivalent adjustments on loans are $98 and $108 for 2008 and 2007, respectively.
NON-INTEREST INCOME
Non-interest income declined $6,919 to $3,012 for the quarter ended June 30, 2008, compared to $9,931 from the second quarter of 2007. The net decrease was primarily attributable to:
•
The impairment charge of $6,302 taken during the second quarter of 2008 with respect to two securities. This is discussed in detail in the financial statements included in this document, specifically Note 3.

•	Losses on free standing derivatives of $369 during the second quarter of 2008, compared to losses of $78 during the second quarter of 2007.

•
A decrease in deposit service charges of $349, or 6.5%, to $5,059. The decrease is the result of a lower level of non-sufficient funds activity which we believe was affected, in part, by the federal government stimulus checks distributed during the second quarter of 2008.

•
Offsetting increases in debit card interchange income of $312, or 29.3%, to $1,376, and annuity income of $147, or 50.0%, to $441. The increase in debit card interchange income continues to be driven by an increase in the number of checking accounts and a continued shift to debit cards as the preferred method of payment.

Non-interest income for the six months ended June 30, 2008, was $13,746, a decrease of $5,400, or 28.2% from the six months ended June 30, 2007. The primary components of the difference include the second quarter 2008 impairment charge of $6,302, a first quarter 2007 gain on the sale of our mortgage servicing portfolio of $555 and a resulting decline in mortgage servicing income of $206.
Partially offsetting these decreases were increases in debit card interchange income of $660, or 33.7%, annuity income of $462, or 82.5%, life insurance income of $306, or 33.6%, and trading and derivative gains of $321 and $174, compared to a loss of $51 during the first six months of 2007. Deposit service charges increased $132, or 1.4%, as the service charges from the Chicago region increased $149, to $441.
NON-INTEREST EXPENSE
Non-interest expense increased $2,307, or 10.5% to $24,177 for the quarter ended June 30, 2008, compared to $21,870 from the second quarter of 2007. Expenses charged directly to the Chicago region, which was added in April, 2007, were $1,793 during the second quarter of 2008, compared to $1,398 for the second quarter of 2007, comprising a portion of the increase. The net increase was primarily attributable to the following expense categories:
•
An increase in personnel expense of $753, or 6.4%, which was the result of higher expenses in the Chicago region, 2008 pay rate increases coupled with a low rate of personnel turnover, increased health insurance expense, and increased stock-based compensation expense. Personnel expense charged directly to the Chicago region for the second quarter of 2008, excluding insurance benefit expense, was $999, compared to $799 during the second quarter of 2007. This is in part due to only a partial quarter of expense for Chicago in the second quarter of 2007 versus a full quarter in 2008, plus additional investments in personnel in the area of commercial lending. Total salaries increased $434, or 5.0%. Health insurance expense increased $169, or 19.1%, partially due to the addition of the Chicago region. Stock based compensation expense increased $100, or 24.0%, due primarily to amortization from an additional annual grant. The average number of full time equivalent employees for the second quarter of 2008 was 869 compared to 865 for the second quarter of 2007.

•
An increase in loan and other real estate owned expense of $363, or 539.5%. This increase is attributed to higher levels of real estate owned and related expenses, expenses incurred in connection with loan workout and collection activities, and loan portfolio management expenses, such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans.

•
An increase in sales and bankshare taxes of $284, or 116.5%. This increase is due to higher Kentucky franchise taxes, resulting from a change in the apportionment ratio resulting from the April 2007 acquisition of Prairie Financial Corporation, coupled with an accrual for sales tax liability resulting from an in-process audit by the Indiana Department of Revenue.

•
An increase in legal fees of $258, or 126.8%. This increase is due to higher loan collection costs and $235 of ongoing expenses related to continuing litigation related to a fourth quarter 2006 charge-off.

•
An increase in telephone expenses of $257, or 62.8%. This increase is attributed to a data line upgrade that included start up costs and a short period of time where both expense from the old and new lines was being incurred as well as the addition of two new locations and a full six months of expense in Chicago, compared to less than three months in 2007.

•
An increase in low income housing project operating losses of $217, or 42.9%. The increase in losses relates primarily to one investment that has experienced lower occupancy and higher operating losses because of poor economic conditions in the area in which it is located.

•	An increase in occupancy expense of $153, or 6.4%, primarily due to higher repair and maintenance and real estate tax expenses.
Non-interest expense for the six months ended June 30, 2008 was $48,298, an increase of $6,261, or 14.9% from the six months ended June 30, 2007. The primary components of the difference include increases in personnel expense of $2,382, or 10.6%, loan and real estate owned expense of $717, or 433.5%, occupancy of $606, or 13.5%, sales and bankshare taxes of $327, or 66.8%, low income housing project operating losses of $252, or 22.4%, equipment expense of $237, or 14.4%, telephone of $352, or 44.6%, postage and courier of $232, or 13.8%, processing of $288, or 25.4% and intangible asset amortization of $210, or 32.2%. These increases were partially offset by a decrease in advertising expense of $170, or 34.8%. The increase in personnel expense includes increases in salaries of $1,718, health insurance of $339, and postretirement health and life insurance of $334.
Of these amounts, $2,257, or 35.6% of the total increase came from expenses charged directly to the Chicago region, which was added in April 2007. This includes $1,071 of personnel expense, $531 of loan and real estate owned expense, and $407 of occupancy expense. Health insurance expense, which we expense centrally, increased $339, or 20.2%, again, primarily due to coverage provided to employees in the Chicago region. The increase in intangible asset amortization expense is attributed to amortization of core deposit and customer relationship intangibles added as a result of the Prairie acquisition.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) was $(1,103) and $421 for the three months and six months ended June 30, 2008, respectively, compared to $2,840 and $4,126 for the same period in 2007.
The income tax rate for the second quarter of 2008 was 55.1% compared to 23.5% for the first quarter. The rate is a function of the net loss, coupled with differences between book and taxable income and tax credits. We now estimate the tax rate for 2008 as being between 9% and 10%. The estimated rate declined as revised estimates of full year net and taxable income declined.
FINANCIAL POSITION
Total assets at June 30, 2008 were $3,401,210 compared to $3,350,126 at December 31, 2007.
SECURITIES
Investment securities available for sale were $565,459 at June 30, 2008, compared to $582,954 at December 31, 2007. At December 31, 2007, we also had trading securities of $53,782, all of which were sold during the first quarter of 2008. At June 30, 2008, all of our securities are classified as “available for sale” and recorded at their fair market values. The market value of securities available for sale on June 30, 2008, was $12,179 lower than the amortized cost, as compared to $6,014 lower at December 31, 2007.
Note 3 to the financial statements included in this report provides information about our process of analyzing our portfolio for the risk of other-than-temporary impairment, and the results of that analysis, which included a second quarter 2008 other-than-temporary impairment charge of $6,302.
REGULATORY STOCK
Regulatory stock, defined as Federal Reserve Bank and FHLB stock, includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time-to-time, we purchase Federal Reserve Bank stock according to requirements set by the regulatory agency. The balance of regulatory stock was $29,181 at June 30, 2008, compared to $29,179 at December 31, 2007.
LOANS HELD FOR SALE
Loans held for sale represent less than 1% of total assets and increased to $6,045 at June 30, 2008, from $5,928 at December 31, 2007. Loans held for sale consist of residential mortgage loans sold to a private label provider on a servicing released basis and are valued at the lower of cost or market in the aggregate.
LOANS
Net loans at June 30, 2008, were $2,378,217 compared to $2,284,117 at December 31, 2007. The increase is mainly attributable to increases in commercial real estate loans of $97,945 and commercial loans of $42,273, partially offset by declines in residential mortgage loans of $40,381 and consumer loans of $11,162. Commercial loan average balances for the second quarter of 2008 increased $64,298, or 15.8% annualized from the first quarter of 2008 average. Consumer direct loan average balances increased $4,868, or 11.6% annualized and home equity loan average balances increased $4,081, or 11.0% annualized. Indirect consumer and residential real estate mortgage loan average balances declined $6,416, or 26.6%, and $22,051, or 32.5%, respectively, on an annualized basis.
The decrease in consumer loans at June 30, 2008, compared to December 31, 2007, was primarily in the area of indirect marine and recreational vehicle loans, a line of business we exited in December 2006. The average balance of these loans was $90,581 during the second quarter of 2008.
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

The increase in average commercial loans included increases in commercial real estate of $39,732, or 31.9% on an annualized basis, while average commercial construction and land development loans increased $6,942, or 4.3%. The commercial and industrial loan growth that occurred during the second quarter came primarily in our Evansville and Cincinnati markets.
Our non-owner occupied commercial real estate (CRE) portfolio is spread across three areas within our company, with $588,917 managed by our commercial real estate team headquartered in Cincinnati, Ohio, $319,919 managed by our Chicago region and the remainder managed in our other markets. We believe that the balance we have among various property types and the quality of most of our developers and projects reduce the risks of the current unfavorable market conditions. Our largest property-type concentration is in retail projects at $254,738 or 24.9% of the total CRE portfolio, which includes direct loans or participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers such as Walgreens, Sherwin Williams and Advance Auto and for regional shopping centers with national and regional tenants. Our second largest concentration is multifamily at $213,159 or 20.8% of the total CRE portfolio. Our third concentration at $166,714 or 16.2% of the total is for land acquisition and development, which represents both commercial development and residential development. Finally, our fourth largest concentration at $150,326 or 14.7% is to the single-family residential and construction category, 66.8% of which is in the Chicago area. No other category exceeds 6.5% of the commercial real estate portfolio. Of the total non-owner occupied CRE portfolio, 67.3%, or $689,752 is classified as construction. At June 30, 2008, $802,928 or 78.3% of the portfolio is located in our core market states of Indiana, Kentucky, Illinois and Ohio. The majority of projects located outside of those four states are with developers located in or with a major presence in our four-state area who have developed or are developing properties in other states. We do not execute non-recourse financing. In most cases outside of Chicago, we have, in addition to the real estate collateral, strong guarantors with the liquidity, net worth and experience to deal with difficulties in some of their projects.
The growth in our commercial real estate portfolio, coupled with the planned decline in our indirect consumer and residential mortgage loan portfolio, has increased our level of concentration risk. The balance in our non-owner occupied commercial real estate portfolio has increased from $811,984 or 36.6% of the total loan portfolio at June 30, 2007, and $912,654, or 39.5% of the total portfolio at December 31, 2007, to $1,025,037 or 42.5% of the total portfolio at June 30, 2008. The bulk of the increase has resulted from commercial real estate and consists primarily of construction loans to high quality and experienced national and regional developers. In addition, the continued success of our Cincinnati, Ohio based commercial real estate business, coupled with our middle-market commercial and industrial (C&I) business based in Cincinnati and our acquisition in April, 2007 of Prairie Financial Corporation in Chicago, has led to an increase in our number of relationships with total exposure in excess of $10,000. From March 31, 2006 to March 31, 2008, the number of relationships with total exposure in excess of $10,000 has increased from 20 relationships or $303,842 in commitments to 43 relationships or $720,948 in commitments.
While this growth in larger relationships indicates an increase in individual borrower concentration risk, we believe we have the proper risk management practices in place to address this risk. First, the majority of the increase results from the success of our commercial real estate group which pursues a strategy of serving high quality, experienced national and regional developers. Typically, these loans are for construction projects with anticipated construction periods of three years or less. Retail has been the predominant property type with many of the projects pre-leased to well-known national companies. Second, a portion of the increase in larger relationships is tied to our Cincinnati-based C&I business. This business, which began in May 2006, is comprised of a team of lenders hired from a large, super-regional bank with many combined years of middle-market lending experience and long-standing relationships with most of their clients. Third, while a portion of the increase is tied to our Chicago portfolio and the residential housing market, the risk in that piece of the portfolio is mitigated by its granularity, as the larger Chicago relationships primarily consist of many smaller loans. Finally, we require a high level of approval authority for any relationship in excess of $5,000. These larger relationships require the approval of our Corporate Credit Committee which consists of members of executive management, senior credit personnel and senior line representatives. Further, any relationship in excess of $20,000, in addition to approval by the Corporate Credit Committee, specifically requires the approval of the Chief Executive Officer and the Chief Credit Officer.
Given the current environment and our existing commercial real estate concentration, we have determined that continued rapid growth in our commercial real estate portfolio would not be prudent and have taken steps to reduce the origination of additional construction loans. However, the portfolio’s outstanding balances will likely continue to grow in the short-term as we fund against existing commitments. We expect the rate of growth to show a significant decline over the next twelve to eighteen months.

LOAN PORTFOLIO

	June 30,	December 31,
	2008	2007
Commercial, industrial and agricultural loans	$725,458	$689,504
Economic development loans and other obligations of state and political subdivisions	13,521	7,227
Lease financing	5,316	5,291

Total commercial	744,295	702,022
Commercial real estate
Commercial mortgages	394,680	298,151
Construction and development	611,274	609,858

Total commercial real estate	1,005,954	908,009

Residential mortgages	340,048	380,429
Home equity	155,346	145,403
Consumer loans	164,354	175,516

Total loans	2,409,997	2,311,379
Less: unearned income	—	1

Loans, net of unearned income	$2,409,997	$2,311,378

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
The average weighted FICO credit score of our residential mortgage portfolio, which declined $40,381 from January 1, 2008, was 699 at June 30, 2008. The weighted average score for our home equity portfolio was 733. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.
The allowance for loan losses was $31,780 at June 30, 2008, representing 1.32% of total loans, compared with $27,261 at December 31, 2007, or 1.18% of total loans and $28,590 at March 31, 2008, or 1.22% of total loans. The allowance for loan losses to non-performing loans ratio was 63.0% at June 30, 2008, compared to 120.3% at December 31, 2007 and 95.1% at March 31, 2008. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination. At June 30, 2008, we believe that our allowance appropriately considers the expected loss in our residential builder non-performing loans, which we believe are adequately secured. The provision for loan losses was $6,003 for the three months ended June 30, 2008, and $9,637 for the six months ended June 30, 2008. This compares to $455 and $1,190 for the three and six months ended June 30, 2007.
The provision exceeded net charge-offs by $3,190 during the second quarter of 2008. Annualized net charge-offs to average loans were 0.48% for the quarter, compared to 0.22% for the second quarter of 2007, and 0.44% for the six months ended June 30, 2008. For the quarter, net charge-offs included $794 of commercial and industrial, $741 of commercial real estate, $431 of indirect consumer loan and $296 of checking account net charge-offs, while the remaining $551 came from various other loan categories. Approximately 93% of the commercial and industrial charge-offs of $794 came from one borrower who provided a product primarily to the residential construction business. Net charge-offs from the Chicago commercial portfolio totaled $585, and were less than 21 basis points of total net charge-offs.

As previously reported, we extended a secured line of credit to an unaffiliated, publicly-held, depository institution holding company which matured on June 30, 2008. The balance outstanding on the line of credit was $17,500 at June 30, 2008. Interest has been paid current through the maturity date. The line of credit is secured by all of the outstanding stock of the holding company’s savings association subsidiary. The borrower’s primary federal regulator has prohibited its savings association subsidiary from paying cash dividends to the holding company without prior consent of such regulator. As a result, the borrower is currently limited to existing cash and cash equivalents as liquidity at the holding company level. The March 31, 2008 financial statements for the borrower indicate that it currently lacks liquidity necessary to continue as a going concern due to the pending maturity of the line of credit. The savings association is considered “well-capitalized” under regulatory requirements, with tangible capital at March 31, 2008 of $36,003.
The borrower is actively pursuing plans which, if consummated, would result in the loan being paid in full. We have reviewed the plans as well as the parties that may be involved in implementing those plans. Based on the information provided to us, we have determined that the plans are feasible and should result in payment of this loan by December 31, 2008. We entered into a short-term forbearance agreement with our borrower in order to allow the borrower the necessary time to enter into a definitive agreement and obtain necessary approvals related to its plans. We continue to believe we are well secured and that the collateral value is in excess of the loan amount. If the borrower fails to implement its plans on a timely basis, we expect to initiate other remedies available to us. At June 30, 2008, we do not have a specific reserve recorded within our allowance for loan losses for this credit.
We will continue to monitor the situation closely and stay in discussions with the borrower. However, there can be no assurance that the loan will be paid in full by the end of the year or that, if the loan is not paid as anticipated, that the parties will reach agreement on an acceptable resolution.
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$28,590	$21,165	$27,261	$21,155
Allowance associated with purchase acquisitions	—	5,982	—	5,982
Loans charged off	(3,128)	(1,638)	(5,882)	(2,711)
Recoveries	315	426	764	774
Provision for loan losses	6,003	455	9,637	1,190

Ending Balance	$31,780	$26,390	$31,780	$26,390

Percent of total loans	1.32%	1.19%	1.32%	1.19%

Annualized % of average loans:
Net charge-offs	0.48%	0.22%	0.44%	0.20%
Provision for loan losses	1.02%	0.08%	0.82%	0.12%
Total non-performing loans at June 30, 2008, consisting of nonaccrual and loans 90 days or more past due, were $50,474, an increase of $27,807 from December 31, 2007 and $20,413 from March 31, 2008. Non-performing loans were 2.09% of total loans, compared to 0.98% at December 31, 2007 and 1.28% at March 31, 2008. Non-performing assets were 2.34% of total loans and other real estate owned at June 30, 2008, compared to 1.11% at December 31, 2007, and 1.42% at March 31, 2008.
The increase in non-performing loans during the first and second quarters came primarily from residential construction lending located mostly, but not entirely, in the Chicago area, and continues to result from the housing downturn that accelerated throughout 2007 and into 2008. No other product line contributed a significant increase to non-performing assets during the second quarter of 2008. Our commercial real estate portfolio, apart from loans to residential builders, continued to experience little in the way of problem loans. Total non-performing loans, at June 30, 2008, include $4,317 of commercial and industrial, $39,444 of commercial real estate, $4,496 of 1-4 family residential and $2,217 of consumer loans.
The Chicago non-owner occupied commercial real estate portfolio had commitments of $353,895 and outstanding balances of $319,919 at June 30, 2008. Commercial non-performing assets outside of Chicago totaled $11,995 and non-performing assets in our 1-4 family and consumer portfolios totaled $8,120. Excluding Chicago, our non-performing loans to total loans totaled 83 basis points at June 30, 2008.
Our largest non-performing loan has an outstanding balance at June 30, 2008, of $5,858 and is secured by several properties, primarily a condominium project in Lexington, Kentucky. While the project is complete, sales have been slow, and we have obtained additional collateral. The second largest loan is to a Chicago-area builder and is secured by multiple pieces of residential real estate located in Chicago and in Florida. The loan was the subject of a dispute between the partners which now has been resolved. We expect to see improvement in the performance of this loan.

The majority of the remainder of our commercial non-performing loans are secured by one or more residential properties in the Chicago area, typically at an 80% or less loan to value ratio at inception. The Chicago market continues to experience sales activity, and although it is slower today than it was a year ago, our borrowers continue to sell units. Further, while according to published data it appears that the Chicago market has experienced a decline in housing prices, to date that decline seems to be limited. The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residents of 10.8% from the peak of the index in September, 2006 to the most recent index for April, 2008, as published in June, 2008.
Approximately 67% of our total non-performing loans, as well 67% of our non-performing assets at June 30, 2008 are from our Chicago region, compared to 60% and 63% at March 31, 2008.
We are continuing to take steps to control our credit risk. A few of those steps are outlined here. We realigned our Chicago lending staff around managing non-performing loans in their portfolio, hired an additional individual to assist with the more troubled relationships and are adding additional credit personnel. In addition, we anticipate the residential construction loan portfolio will shrink over the foreseeable future.
We also expect to limit growth of our commercial real estate portfolio. We expect to fund existing commitments, but expect the rate of growth in the portfolio should decline over the next twelve to eighteen months. Finally, we are undertaking several projects to further stress-test our entire CRE portfolio, including residential construction, to better assess the credit quality of that portfolio.
We believe the following considerations support our conclusion as to the adequacy of our allowance for loan losses:
•
We do not execute non-recourse financing. In most cases outside of Chicago, we have, in addition to the real estate collateral, guarantees from strong guarantors with the liquidity, net worth and experience to deal with difficulties in some of their projects.

•	Our commercial real estate portfolio is spread across various segments, with none exceeding 24.9% of the total CRE portfolio.
•
The bulk of our non-performing loans are secured by residential units in the Chicago area, a market which has slowed but which continues to see market activity and for which published data indicates that the value decline in the Chicago market is within our typical loan to value ratio.

•
The performance of our other portfolios continues to be stable, including our residential and consumer portfolios. Despite some of the difficulties being experienced by consumers across the country, the performance of our portfolio has remained strong. The residential portfolio had 30-89 day delinquencies of $2,518 or 1.06% and nonperforming loans of $4,496 or 1.9% of loans. The consumer portfolio has 30-89 day delinquencies of $2,829 or 0.66% and nonperforming loans of $2,217 or 0.52%.

Listed below is a comparison of non-performing assets.

	June 30,	December 31,
	2008	2007
Nonaccrual loans	$50,162	$18,549
90 days or more past due loans	312	4,118

Total non-performing loans	50,474	22,667
Other real estate owned	5,940	2,923

Total non-performing assets	$56,414	$25,590

Ratios:
Non-performing Loans to Loans	2.09%	0.98%
Non-performing Assets to Loans and Other Real Estate Owned	2.34%	1.11%
Allowance for Loan Losses to Non-performing Loans	62.96%	120.27%

DEPOSITS
Total deposits were $2,323,648 at June 30, 2008, compared to $2,340,137 at December 31, 2007, a decrease of $16,489. Savings and interest checking balances increased $46,928 and non-interest bearing demand deposits increased $38,995. Higher costing money market and certificate of deposit accounts decreased $14,757 and $87,655, respectively.
Average balances of deposits for the second quarter of 2008 declined by $21,088 from the first quarter of 2008. This included increases in non-interest bearing demand deposits of $12,771, or 18.8% on an annualized basis, driven by an increase in business checking of $9,317. This increase, coupled with increases in interest checking or NOW accounts of $14,802, or 15.0% annualized, and savings balances of $13,940, or 40.1% annualized resulted in an overall rate of increase in low cost deposits of $41,513, or 20.6% annualized. This increase reflects our success in obtaining low cost deposits, as well as consumer preferences in the current low rate environment.
Higher costing money market and certificate of deposit average balances declined $1,409 and $61,192. These reductions in funding were offset by the increase in low cost deposits as well as an increase in the average balance of federal funds purchased of $32,830.
SHORT-TERM BORROWINGS
Short-term borrowings include federal funds purchased, short-term FHLB advances, and securities sold under repurchase agreements, which increased $98,643 from $272,270 at December 31, 2007, to $370,913 at June 30, 2008.
At June 30, 2008, we had an unsecured, unused line of credit for $15,000 with another financial institution, available federal funds purchased lines of $360,000, and availability of approximately $752,670 under the Federal Reserve borrower in custody program.
LONG-TERM BORROWINGS
Long-term borrowings declined $17,116 to $359,591 at June 30, 2008, from $376,707 at December 31, 2007. Repurchase agreements of $65,000 priced at 2.84% matured and were partially replaced by FHLB advances, which increased $49,402, and were priced at similar rates.
We must pledge mortgage-backed securities and mortgage loans as collateral to secure FHLB advances. At June 30, 2008, we were in compliance with those requirements.
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

	Regulatory Guidelines		Actual
	Minimum	Well-	June 30,	December 31,
	Requirements	Capitalized	2008	2007

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	11.13%	11.52%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	9.13%	9.34%
Tier 1 Capital (to Average Assets)	4.00%	N/A	7.80%	7.81%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	11.44%	11.89%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	10.28%	10.86%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	8.80%	9.08%

Our capital ratios remain strong and are within internal policy guidelines. At June 30, 2008, the tier 1 capital to risk weighted asset ratio of the holding company declined to 9.13%, compared to 9.37% at March 31, 2008. At June 30, 2008, the total capital ratio to risk weighted assets ratio of the holding company declined to 11.13%, from 11.51% at March 31, 2008 and the tangible equity to tangible assets ratio declined to 5.69%, from 6.03% at March 31, 2008. These declines resulted primarily from the second quarter net loss, the quarterly dividend, the increase in unrealized losses in the securities portfolio, as well as the increase in the deferred tax asset, which is not included in regulatory capital.
The amount of cash dividends we pay directly affects our capital levels. Our policy continues to be to pay a quarterly dividend equal to 35-50% of our forecasted earnings and capital for the following four quarters. Each quarter, the Board of Directors reviews this policy and the impact of the payment of the dividend on our total capital and capital ratios based on current and forecasted earnings and credit quality. The next review is scheduled for September 2008.
Our strategy for maintaining or increasing capital, include the following, in priority order:
•	Improving our level of earnings;
•
Maintaining or reducing the size of our balance sheet, particularly in the area of commercial real estate lending. We are currently in process of reducing our growth rate in commercial real estate lending. Reducing the size of our balance sheet could also include the sale of non-core assets;

•	Altering the current dividend payout ratio; and
•	Issuing new capital in an opportunistic basis if we feel necessary and if conditions warrant.
We expect to file shortly with the Securities and Exchange Commission a registration statement relating to equity securities that could be issued through a shelf registration process. If the registration statement is declared effective, it would increase our ability to respond quickly to capital-raising opportunities that may occur in the future.
Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.
For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets policy. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits, repurchase agreements, sell investment securities, or utilize the Bank’s borrowing capacity with the FHLB as alternative sources of liquidity. At June 30, 2008, and March 31, 2008, respectively, Federal Funds sold and other short-term investments were $8,529 and $3,992. Additionally, at June 30, 2008, we had $360,000 available from unused Federal Funds lines and in excess of $143,053 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $752,670 as part of its liquidity contingency plan.
Our liquidity at the holding company level is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. We also have an unsecured line of credit available which permits us to borrow up to $15,000. There was no balance outstanding on this line as of June 30, 2008. This line was renewed at June 30, 2008. We are in compliance with all covenants associated with this line.
Our liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, and other general corporate purposes. We believe that funds necessary to meet our 2008 liquidity needs will be available from cash and marketable securities, dividends from the Bank, our line of credit, or other sources that we expect to be available during the year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off-balance sheet instruments. Our interest rate risk management program is comprised of several components. The components include: (1) Board of Directors’ oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. The objective of our interest rate risk management processes is to manage the impact of interest rate volatility on earnings and capital.
Our interest rate risk is managed through the Corporate Asset and Liability Committee (Corporate ALCO) with oversight through the ALCO and Finance Committee of the Board of Directors (Board ALCO). The Board ALCO meets at least twice a quarter and is responsible for the establishment of policies, risk limits and authorization levels. The Corporate ALCO meets at least quarterly and is responsible for implementing policies and procedures, overseeing the entire interest rate risk management process and establishing internal controls.
We measure and monitor interest rate risk on a proactive basis by utilizing a simulation model. The model is externally validated periodically by an independent third party.
We use the following key methodologies to measure interest rate risk.
Earnings at Risk (EAR). We consider EAR as our best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10% to a 200 basis point rate shock in either direction. At June 30, 2008, we would experience a negative 6.13% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 0.29% change in net interest income.
Estimated Change in Net Interest Income from the Base Interest Rate Scenario

Immediate Rate Shock	June 30, 2008	December 31, 2007
+200 basis points	0.29%	-1.44%
+100 basis points	-0.02%	-0.67%
-100 basis points	-2.07%	0.02%
-200 basis points	-6.13%	-2.55%
The higher volatility in EAR in the -200 and -100 basis point shocks reflects that we are closer to our lower limit on deposit and borrowing rates after the 25 basis point decline in the Fed Funds rate during the second quarter of 2008. Additional factors increasing EAR volatility include faster mortgage prepayment assumptions in this lower rate environment and a change in loan mix favoring more variable rate commercial loans. These simulations are run using the forward curve, which was steeper in June, 2008, compared to the simulation that was run in December, 2007.
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
At June 30, 2008, we would experience a negative 3.12% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 3.22% change in EVE. The higher volatility in EVE at risk in the downward 200 basis point shocks reflects that we are closer to our lower limit on deposit and borrowing rates after the 225 basis point decline in the Fed Funds rate during 2008. Additional factors increasing EVE volatility include faster mortgage prepayment assumptions in this lower rate environment and a change in loan mix favoring more variable rate commercial loans.

Estimated Change in EVE from the Base Interest Rate Scenario

Immediate Rate Shock	June 30, 2008	December 31, 2007
+200 basis points	-3.22%	-4.32%
+100 basis points	-1.28%	-1.95%
-100 basis points	-0.32%	0.35%
-200 basis points	-3.12%	-0.91%
These simulations are run using the forward curve, which was steeper in June, 2008, compared to the simulation that was run in December, 2007.
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
Item 4: Controls and Procedures
As of June 30, 2008, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
There is one addition to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. That risk factor is as follows:
The Decline in Fair Value of our Stock Could Adversely Affect Our Ability to Raise Capital, Dilute Current Shareholders’ Ownership or Make it More Expensive to Raise Capital, as well as Increase the Risk of Incurring Impairment to our Recorded Goodwill.
The decline in the market prices of financial stocks in general, and our stock in particular, since January 1, 2008, could make it more expensive for us to raise capital in the public or private markets. Any issuance of common stock at current trading prices would significantly dilute the ownership of our current shareholders because we would have to issue more shares than if we had raised the same amount of capital when our share price was higher. A decline in our performance could adversely impact our stock price and the level of interest in an equity offering making it more difficult or expensive to attract investors’ interest. In the case of a debt offering, it could also result in a higher cost of funds, which could negatively impact our future earnings.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2007, our Board of Directors authorized the repurchase of 515,000 shares, or a maximum aggregate purchase amount of $12,500, through June 30, 2008. There were no repurchases made during the first two quarters of 2008. The repurchase program expired at June 30, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 16, 2008, we held our annual meeting of shareholders. There were 20,654,365 shares of common stock outstanding on the February 20, 2008, record date that were entitled to vote at the meeting.
Prior to October 2007, our Bylaws provided that the Board was classified into three classes of directors, with each class serving staggered three-year terms. The Board of Directors amended our Bylaws to phase out the classified structure beginning in 2008. Accordingly, three persons were elected at this meeting to serve a term ending at the 2009 annual meeting of shareholders. Incumbent directors will complete the term to which they were elected and, thereafter, stand for reelection annually following the expiration of their term. By 2010, all directors will be subject to annual election.
The following directors received votes as noted and were elected to terms to expire in 2009:

		Withhold
	Affirmative	Authority
Bradley M. Stevens	15,501,162	652,476
William E. Vieth	15,506,497	647,142
Daniel T. Wolfe	15,488,240	665,398
Continuing directors and the date of the expiration of their term in office are as follows:

2009	2010
Sandra Clark Berry	Dr. H. Ray Hoops
Thomas W. Miller	Robert W. Swan
Arthur D. Pringle, III
Richard M. Stivers
Michael T. Vea

On June 18, 2008, the Board of Directors appointed Robert L. Goocher a director for a term expiring at the 2009 annual meeting of shareholders.
The shareholders also approved the appointment of Crowe Chizek and Company LLC as our independent auditors for 2008. The following represents the results of the vote:

Affirmative	Negative	Abstain
15,490,031	601,535	62,070
Item 5. OTHER INFORMATION
During the period covered by this report, the Audit Committee of the Board of Directors did not approve the engagement of Crowe Chizek and Company LLC, our independent registered public accounting firm, to perform additional non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
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

INTEGRA BANK CORPORATION

By	/s/ Michael T. Vea Michael T. Vea
Chairman of the Board, President
and Chief Executive Officer
July 28, 2008

/s/ Martin M. Zorn Martin M. Zorn
Chief Operating Officer and
Chief Financial Officer
July 28, 2008

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer