Form 10-Q
period 2008-09-30
INTEGRA BANK CORP
filed 2008-11-10
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 0-13585
INTEGRA BANK CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1632155 (IRS Employee Identification No.)

PO BOX 868, EVANSVILLE, INDIANA (Address of principal executive offices)	47705-0868 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS (Common stock, $1.00 Stated Value)	OUTSTANDING AT NOVEMBER 6, 2008 20,748,880

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$66,369	$72,360
Federal funds sold and other short-term investments	4,128	3,630

Total cash and cash equivalents	70,497	75,990
Loans held for sale (at lower of cost or fair value)	6,679	5,928
Securities available for sale	525,428	582,954
Securities held for trading	—	53,782
Regulatory stock	29,182	29,179
Loans, net of unearned income	2,460,810	2,311,378
Less: Allowance for loan losses	(41,766)	(27,261)

Net loans	2,419,044	2,284,117
Premises and equipment	49,534	50,552
Goodwill	74,824	123,050
Other intangible assets	10,359	11,652
Other assets	171,295	132,922

TOTAL ASSETS	$3,356,842	$3,350,126

LIABILITIES
Deposits:
Non-interest-bearing demand	$277,086	$265,554
Interest-bearing:
Savings, interest checking and money market accounts	902,921	918,023
Time deposits of $100 or more	639,126	505,491
Other interest-bearing	566,661	651,069

Total deposits	2,385,794	2,340,137
Short-term borrowings	306,182	272,270
Long-term borrowings	358,676	376,707
Other liabilities	29,602	33,208

TOTAL LIABILITIES	3,080,254	3,022,322

Commitments and contingent liabilities (Note 10)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 20,748,798 and 20,650,165 respectively	20,749	20,650
Additional paid-in capital	208,228	206,991
Retained earnings	66,076	104,913
Accumulated other comprehensive income (loss)	(18,465)	(4,750)

TOTAL SHAREHOLDERS’ EQUITY	276,588	327,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,356,842	$3,350,126

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans:
Taxable	$35,079	$43,488	$109,456	$116,903
Tax-exempt	122	98	304	299
Interest and dividends on securities:
Taxable	5,514	5,909	17,834	18,269
Tax-exempt	1,091	1,385	3,517	3,809
Dividends on regulatory stock	385	314	1,170	941
Interest on loans held for sale	88	77	281	150
Interest on federal funds sold and other short-term investments	26	56	94	165

Total interest income	42,305	51,327	132,656	140,536

INTEREST EXPENSE
Interest on deposits	12,888	19,790	42,131	54,491
Interest on short-term borrowings	1,995	2,648	6,116	6,930
Interest on long-term borrowings	3,562	4,191	11,865	10,521

Total interest expense	18,445	26,629	60,112	71,942

NET INTEREST INCOME	23,860	24,698	72,544	68,594
Provision for loan losses	17,978	723	27,615	1,913

Net interest income after provision for loan losses	5,882	23,975	44,929	66,681

NON-INTEREST INCOME
Service charges on deposit accounts	5,884	5,408	15,642	15,034
Other service charges and fees	880	889	2,752	2,666
Commissions on annuities	223	397	1,245	957
Debit card income-interchange	1,358	1,136	3,977	3,095
Trust income	573	588	1,686	1,804
Net securities gains (losses)	13	219	(6,262)	441
Gain on sale of other assets	(47)	(5)	(59)	594
Bank-owned life insurance income	574	633	1,792	1,545
Other	726	1,122	3,157	3,397

Total non-interest income	10,184	10,387	23,930	29,533

NON-INTEREST EXPENSE
Salaries and employee benefits	12,125	11,319	36,965	33,777
Occupancy	2,621	2,474	7,722	6,969
Equipment	974	832	2,857	2,478
Professional fees	1,186	1,073	3,256	3,103
Communication and transportation	1,427	1,490	4,485	3,964
Processing	715	690	2,137	1,824
Software	673	488	1,760	1,454
Marketing	453	627	1,546	1,785
Low income housing project losses	556	635	1,930	1,758
Amortization of intangible assets	431	454	1,293	1,106
Goodwill impairment	48,000	—	48,000	—
Other	3,026	2,160	8,534	6,061

Total non-interest expense	72,187	22,242	120,485	64,279

Income (Loss) before income taxes	(56,121)	12,120	(51,626)	31,935
Income tax expense (benefit)	(22,794)	2,914	(22,373)	7,040

NET INCOME (LOSS)	$(33,327)	$9,206	$(29,253)	$24,895

Earnings (Loss) per share:
Basic	$(1.62)	$0.45	$(1.42)	$1.28
Diluted	(1.62)	0.45	(1.42)	1.27

Weighted average shares outstanding:
Basic	20,567	20,527	20,553	19,523
Diluted	20,567	20,545	20,553	19,583

Dividends per share	$0.01	$0.18	$0.37	$0.53
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (Loss)	$(33,327)	$9,206	$(29,253)	$24,895

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $(5,774), $1,961, $(10,550) and $647, respectively)	(9,769)	2,808	(17,851)	970
Reclassification of realized amounts (net of tax of $(5), $(89), $2,326 and $(179), respectively)	(8)	(131)	3,936	(263)

Net unrealized gain (loss) on securities	(9,777)	2,677	(13,915)	707

Change in net pension plan liability (net of tax of $14 and $43 respectively for 2008)	23	—	73	—
Unrealized gain (loss) on derivative hedging instruments arising in period (net of tax of $4, $82, $54 and $42, respectively)	(4)	123	127	66

Net unrealized gain (loss), recognized in other comprehensive income (loss)	(9,758)	2,800	(13,715)	773

Comprehensive income (loss)	$(43,085)	$12,006	$(42,968)	$25,668

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2007	20,650,165	$20,650	$206,991	$104,913	$(4,750)	$327,804

Net income	—	—	—	(29,253)	—	(29,253)
Cash dividend declared ($0.37 per share)	—	—	—	(7,662)	—	(7,662)
Change, net of tax, in unrealized gain/loss on:
Securities	—	—	—	—	(13,915)	(13,915)
Interest rate swaps	—	—	—	—	127	127
Change in unrealized postretirement liability, net of tax	—	—	—	—	73	73
Initial adoption of EITF 06-4	—	—	—	(1,922)	—	(1,922)
Exercise of stock options and restricted shares, net	(4,155)	(4)	(53)	—	—	(57)
Grant of restricted stock, net of forfeitures	102,788	103	(103)	—	—	—
Stock-based compensation expense	—	—	1,393	—	—	1,393

BALANCE AT SEPTEMBER 30, 2008	20,748,798	$20,749	$208,228	$66,076	$(18,465)	$276,588

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(29,253)	$24,895
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,443	5,020
Provision for loan losses	27,615	1,913
Net securities (gains) losses	6,262	(441)
Net held for trading (gains) losses	(321)	—
(Gain) loss on sale of premises and equipment	(2)	—
(Gain) loss on sale of other real estate owned	61	(27)
Loss on sale of other assets	—	12
Gain on sale of mortgage servicing rights	—	(576)
Loss on low-income housing investments	1,930	1,684
Proceeds from maturity of held for trading securities	1,684	—
Proceeds from sale of held for trading securities	52,419	—
Increase in deferred taxes	(22,902)	(43)
Net gain on sale of loans held for sale	(555)	(572)
Proceeds from sale of loans held for sale	86,147	61,008
Origination of loans held for sale	(86,343)	(65,383)
Goodwill impairment	48,000	—
Change in other operating	(5,693)	5,111

Net cash flows provided by operating activities	84,492	32,601

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	101,446	89,682
Proceeds from sales of securities available for sale	17,758	51,668
Purchase of securities available for sale	(89,663)	(28,852)
Purchase of bank owned life insurance	—	(13,628)
Increase in loans made to customers	(167,457)	(81,403)
Purchase of premises and equipment	(2,563)	(2,411)
Proceeds from sale of premises and equipment	21	—
Proceeds from sale of other real estate owned	228	832
Acquisition of Prairie Financial Corp, net of cash acquired	—	(34,533)

Net cash flows provided by (used in) investing activities	(140,230)	(18,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	45,532	(39,776)
Excess income tax benefit from employee stock-based awards	—	10
Net increase in short-term borrowed funds	33,912	14
Proceeds from long-term borrowings	50,000	161,619
Repayment of long-term borrowings	(68,027)	(114,299)
Repurchase of common stock	—	(9,556)
Dividends paid	(11,172)	(9,743)
Proceeds from exercise of stock options	—	351

Net cash flows provided by (used in) financing activities	50,245	(11,380)

Net increase in cash and cash equivalents	(5,493)	2,576

Cash and cash equivalents at beginning of period	75,990	69,398

Cash and cash equivalents at end of period	$70,497	$71,974

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	4,961	3,935
Dividends declared and not paid	207	3,717
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
References to the terms “we”, “us”, “our”, the “Company” and “Integra” used throughout this report refer to Integra Bank Corporation and, unless the context indicates otherwise, its subsidiaries. At September 30, 2008, our subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and four statutory business trusts, which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revises SFAS No. 141. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. This pronouncement requires an acquirer to recognize the assets acquired and liabilities assumed in the acquiree at the acquisition date, measured at their fair values as of that date, as opposed to the date the agreement was finalized. It also requires the acquirer to expense the costs incurred to effect the acquisition, where SFAS No. 141 included those amounts in recorded goodwill. SFAS No. 141 (R) also requires the acquirer to record restructuring costs, including severance, in the statement of income. Finally, the pronouncement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values, using the recognition criteria included in SFAS No. 5, “Accounting for Contingencies”, with future changes going through earnings. This pronouncement will be effective for us in 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 161 to our financial statements.
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
Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
Assets
Securities, available for sale	$—	$504,821	$20,607	$525,428
Derivatives	—	3,257	—	3,257

Liabilities
Derivatives	$—	$2,520	$—	$2,520
Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
Assets
Impaired loans	$—	$—	$32,880	$32,880
Loans held for sale	6,679	—	—	6,679

Liabilities	$—	$—	$—	$—
Impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $42,314, with a valuation allowance of $9,434, resulting in an additional provision for loan losses of $6,870 for the period.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the quarter ending September 30, 2008.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Beginning Balance	$36,706	$36,706
Gains (Losses) included in other comprehensive income	(16,099)	(16,099)
Transfers in and/or out of Level 3	—	—

Ending Balance	$20,607	$20,607

On June 30, 2008, we priced $36,706 of trust preferred securities using a Level 3 pricing method. Prior to this transfer, these securities were priced using Level 2 inputs. All of these securities are available for sale and therefore the unrealized gains and losses are generally not recorded in earnings. During the second quarter of 2008, an impairment charge of $6,302 was charged to earnings for two trust preferred securities. There was no impairment recognized during the third quarter of 2008. A level 3 pricing method was used to price these securities during the third quarter of 2008.
In October 2008, the FASB issued guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance, released as FASB Staff Position No. FAS 157-3 (“FSP 157-3”), provides an illustrative example that applies the objectives and framework of FAS 157 to determine the fair value of a financial asset in a market that is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. Among other things, the guidance clarifies how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (e.g., broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The guidance states that significant judgment is required in valuing financial assets and that prices in disorderly markets cannot be automatically rejected or accepted without sufficient evaluation. In addition, a distressed market does not result in distressed prices for all transactions — judgment is required at the individual transaction level. The FSP indicates that an entity must use appropriate risk adjustments that market participants would make for both nonperformance and liquidity risks. We have evaluated FSP 157-3 and concluded, largely due to its language regarding risk adjustments to liquidity premiums, that its provisions are consistent with our current methods of valuing our available for sale securities portfolio.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option provided by this statement may be applied on an instrument by instrument basis, is irrevocable and may be applied only to entire instruments and not portions of instruments. We adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of our financial instruments during 2008.
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
On April 18, 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights. All options granted under 2007 Plan and predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted. The exercise price of options cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards could be granted under the Prior Plans. Under the 2007 Plan, at September 30, 2008, there were 58,149 shares available for the granting of additional awards.

In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the Prior Plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At September 30, 2008, all 31,500 options remained outstanding.
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
We typically consider granting awards to current employees annually during the second quarter. A summary of the status of the options and SARs granted for the nine months ended September 30, 2008, is presented below:

	September 30, 2008		Weighted Average	Aggregate
		Weighted Average	Remaining Term	Intrinsic
	Shares	Exercise Price	(In years)	Value

Options/SARs outstanding at December 31, 2007	1,386,983	$21.74
Options/SARs granted	209,198	13.92
Options/SARs exercised	—	—
Options/SARs forfeited/expired	(43,305)	17.87

Options/SARs outstanding at September 30, 2008	1,552,876	$20.79	5.8	$19

Options/SARs exercisable at September 30, 2008	1,187,169	$21.47	4.8	$19
As of September 30, 2008, there was $1,129 of total unrecognized compensation cost related to the stock options and SARs granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 2.1 years. Compensation expense for options and SARS for the three and nine months ended September 30, 2008, was $153 and $517, compared to $145 and $425 for the three and nine months ended September 30, 2007.
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
A summary of the status of the restricted stock we granted as of September 30, 2008, and changes during the first nine months of 2008 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2007	113,962	$22.80
Shares granted	112,648
Shares vested	(34,421)
Shares forfeited	(11,242)

Restricted shares outstanding, September 30, 2008	180,947	$17.70

Prior to the adoption of SFAS No. 123(R), we recorded the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. To comply with the provisions of SFAS No. 123(R), we reclassified the deferred compensation balance for grants issued prior to 2006 under APB 25 to additional paid-in capital on the consolidated balance sheet. As of September 30, 2008, all restricted stock compensation related to nonvested restricted stock grants awarded prior to 2006 had been amortized. As of September 30, 2008, there was $2,037 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 2.5 years. Compensation expense for restricted stock for the three and nine months ended September 30, 2008, was $266 and $761, compared to $194 and $540 for the three and nine months ended September 30, 2007.
NOTE 2. EARNINGS PER SHARE
The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(33,327)	$9,206	$(29,253)	$24,895

Weighted average shares outstanding — Basic	20,567,252	20,527,189	20,552,567	19,522,590
Incremental shares related to stock compensation	—	17,858	—	60,243

Average shares outstanding — Diluted	20,567,252	20,545,047	20,552,567	19,582,833

Earnings per share — Basic	$(1.62)	$0.45	$(1.42)	$1.28
Effect of incremental shares related to stock compensation	—	—	—	0.01

Earnings per share — Diluted	$(1.62)	$0.45	$(1.42)	$1.27

Options to purchase 1,575,472 shares were outstanding for both the three and nine months ended September 30, 2008, and were not included in the computation of net income per diluted share because the exercise price of the options was greater than the average market price of the common shares, and therefore antidilutive. On September 30, 2007, vested options to purchase 1,112,531 shares of our common stock were outstanding. The number of options excluded was 1,237,866 and 683,072, respectively, for three and nine months ended September 30, 2007.

NOTE 3. SECURITIES
At September 30, 2008, all securities in our investment portfolio were classified as available for sale. At December 31, 2007, we had securities classified as both available for sale and trading. All securities classified as trading at December 31, 2007, were sold during the first quarter of 2008. Amortized cost, market value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2008:
U.S. Government agencies	$1,104	$3	$3	$1,104
Collateralized Mortgage Obligations:
Agency	239,129	507	5,090	234,546
Private Label	36,408	—	2,276	34,132
Mortgage-backed securities	135,744	876	285	136,335
Trust Preferred	42,803	—	22,196	20,607
States & political subdivisions	92,744	1,486	764	93,466
Other securities	5,298	—	60	5,238

Total	$553,230	$2,872	$30,674	$525,428

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:
U.S. Government agencies	$16,074	$69	$1	$16,142
Collateralized Mortgage Obligations:
Agency	238,608	486	4,430	234,664
Private Label	41,936	90	707	41,319
Mortgage-backed securities	122,976	661	826	122,811
FHLMC Preferred stock	9,973	—	—	9,973
Trust Preferred	49,860	110	3,726	46,244
States & political subdivisions	104,528	2,385	94	106,819
Other securities	5,013	—	31	4,982

Total	$588,968	$3,801	$9,815	$582,954

Available for sale securities with unrealized losses at September 30, 2008, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2008:
U.S. Government Agencies	$574	$3	$—	$—	$574	$3
Collateralized mortgage obligations:
Agency	141,772	2,421	33,603	2,669	175,375	5,090
Private label	25,979	1,439	8,153	837	34,132	2,276
Mortgage-backed securities	28,491	215	9,554	70	38,045	285
Trust Preferred	6,240	5,861	14,367	16,335	20,607	22,196
State & political subdivisions	19,964	720	448	44	20,412	764
Other securities	2,630	56	45	4	2,675	60

Total	$225,650	$10,715	$66,170	$19,959	$291,820	$30,674

The net gain on trading activities during the nine months ended September 30, 2008 was $321.
We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.
On a quarterly basis, we evaluate each security in our portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities were guaranteed by the U.S. government or its agencies and the securities’ public ratings, if available, and how those two factors affect credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. We also review the payment performance, delinquency history and credit support of the underlying collateral for certain securities in our portfolio as part of our impairment analysis and review.

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
At June 30, 2008, net unrealized losses for our securities portfolio totaled $12,179, after recognition of an other-than-temporary impairment charge of $6,302. Trust preferred securities accounted for $6,186 of this amount. Trust preferred securities consisted of six pooled collateralized debt obligations (CDOs) and five single name issues at both June 30, 2008 and September 30, 2008. The unrealized losses on CDOs were separately evaluated under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets. The increase in net unrealized losses in both the second and third quarters of 2008 is the result of the widening in market spreads that many sectors of the market had experienced during this period of unprecedented market disruption. Furthermore, a majority of the underlying issuers of these CDOs are financial institutions, and three of these pooled issues include insurance companies and real estate investment trusts (REITs). At September 30, 2008, net unrealized losses for our securities portfolio totaled $27,802, with $22,196 of this amount coming from the trust preferred securities portfolio.
The other-than-temporary charge recognized during the second quarter of 2008 was concentrated in two trust preferred securities. The first of these two securities, a Trapeza 11 bond, in which we had invested in the “D” tranche, had a 6.9% interest deferral and default rate, failed the overcollateralization test and was rated BB+ by Fitch, with a negative watch. Additionally, these two CDOs included the highest percentage of non-financial institution issuers, and given the unfavorable real estate market, obligations of REITs were an increasing credit concern. The July 7, 2008 default of IndyMac, one of the participants in Trapeza 11, as well as the previous default of American Homebuilders, were key factors in our consideration of whether this security had experienced other-than-temporary impairment at June 30, 2008. IndyMac represented approximately $9,750 or 2.0% and America Homebuilders defaulted for $10,000 of the collateral for the security. In addition, the current fair value declined to 54.5% of book value, and we expected future disruptions in cash flows because of these defaults. As a result, we determined that this security met the definition of other-than-temporarily impaired at June 30, 2008, and recorded an impairment charge of $3,412. The second of the securities was an Alesco 10A bond, in which we invested in the “C1” tranche. This security was experiencing a 5.3% interest deferral rate, failed the overcollateralization test at June 30, 2008, and was rated A- by Fitch, with a negative watch. The July 7, 2008 default of IndyMac, one of the participants in the Alesco bond, was a key factor in our consideration of whether this security had experienced other-than-temporary impairment at June 30, 2008. IndyMac represented approximately $22,400 or 2.4% of the total amount of the collateral for this security. The fair value, at June 30, 2008 had declined to 64.1% of book value, and we expected future disruptions in cash flows because of the default. We also determined that this security met the definition of other-than-temporarily impaired and recorded an impairment charge of $2,890.
We use level 3 fair value inputs to determine the amount of impairment, if any, because the market for trust preferred securities was not active during the second and third quarters of 2008. Both the Trapeza 11 and Alesco bond currently remain classified as available for sale.
The Trapeza 11 bond’s Fitch rating did not change during the third quarter of 2008, and the current fair value declined by $2,213. The Alesco bond was downgraded by Moody’s in August 2008 to Baa1 (a grade considered “investment grade” by Moody’s, with two lower grades still in the “investment grade” category) and its fair value declined by $2,407. During the third quarter of 2008, the Trapeza 11 bond had one additional deferral and one additional default. The Alesco bond had two additional deferrals and no additional defaults.
We also reviewed financial information for both the Trapeza 11 and Alesco bonds on the companies who were on the borrowing side of these transactions. For the financial institutions involved, we reviewed financial data that included earnings, capital, net charge-offs and non-performing assets, as well as overall financial trends of the issuers. Our review of this information for the third quarter of 2008 did not indicate additional weakness that led us to conclude additional other-than-temporary impairment had occurred during the quarter.
Based on the latest trustee reports, discussions with underwriters, review of third party analysis of the trust preferred portfolio, review of underlying financial information and review of projected cash flows, we believe that no adverse change in estimated cash flows occurred during the third quarter and anticipate no additional interruption of cash flows. It is our view that the lower pricing of these securities at September 30, 2008, compared to June 30, 2008 was consistent with pricing for the entire asset class. Based on the analysis we have described, we do not believe that market participants anticipated specific additional reductions in cash flows for these securities. We believe the additional decrease in the fair values of the securities relates primarily to current economic environment and pessimism on the banking industry, evidenced by depressed bank stock prices, and as a result, is temporary in nature and was properly recorded as an unrealized loss at September 30, 2008.

Based on the facts that existed at September 30, 2008, we continue to expect ultimate recovery from both if held to maturity, as the cumulative default rate must significantly increase to result in a loss at maturity. At September 30, 2008, the Trapeza 11 and Alesco securities had $23,000 and $32,000 of securities subordinate to the tranche we were invested in. Those amounts assume no cash is collected from all issuers currently in deferral or default and do not consider the OTTI we recorded during the second quarter of 2008. They also do not consider the potential impact the Treasury Capital Purchase Program may have on financial institution issuers involved in the trust preferred issue.
We analyzed the remainder of our securities portfolio in detail at September 30, 2008, paying particular attention to our trust preferred and private label collateralized mortgage obligations. After considering ratings, fair value, cash flows, deferrals, and other factors, we do not believe any other securities to be other-than-temporarily impaired.
NOTE 4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2008 and 2007:
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$31,780	$26,390	$27,261	$21,155
Allowance associated with purchase acquisitions	—	—	—	5,982
Loans charged off	(8,456)	(1,074)	(14,337)	(3,785)
Recoveries	464	362	1,227	1,136
Provision for loan losses	17,978	723	27,615	1,913

Ending balance	$41,766	$26,401	$41,766	$26,401

Percent of total loans	1.70%	1.15%	1.70%	1.15%

Annualized % of average loans:
Net charge-offs	1.31%	0.13%	0.74%	0.17%
Provision for loan losses	2.94%	0.13%	1.55%	0.12%
The allowance for loan losses was $41,766 at September 30, 2008, representing 1.70% of total loans, compared with $27,261 at December 31, 2007, or 1.18% of total loans and $31,780 at June 30, 2008, or 1.32% of total loans. The allowance for loan losses to non-performing loans ratio was 49.0%, compared to 120.3% at December 31, 2007 and 63.0% at June 30, 2008. At September 30, 2008, we believe that our allowance appropriately considers the expected loss in our loan portfolio.
As previously reported, we extended a secured line of credit to an unaffiliated, publicly-held, depository institution holding company which matured on June 30, 2008. The balance outstanding on the line of credit was $17,500 at June 30, 2008, and remains $17,500 at September 30, 2008. Interest was paid current through the maturity date. The line of credit is secured by all of the outstanding stock of the borrower’s savings association subsidiary. The borrower’s primary federal regulator has prohibited its savings association subsidiary from paying cash dividends to the holding company without prior consent of such regulator. As a result, the borrower is currently limited to existing cash and cash equivalents as liquidity at the holding company level. The June 30, 2008, financial statements for the borrower indicate that it currently lacks liquidity necessary to continue as a going concern due to the pending maturity of the line of credit. The savings association is considered “well-capitalized” under regulatory requirements, with tangible capital at June 30, 2008, of $35,458. As a result of its condition, the borrower began actively pursuing plans which, if consummated, would result in the loan being paid in full. We reviewed the plans and based on the information provided to us determined that the plans were feasible. Accordingly, in July 2008, we entered into a short-term forbearance agreement with our borrower in order to allow the borrower the necessary time to enter into a definitive agreement and obtain necessary approvals related to its plans. Subsequently, the borrower announced on September 12, 2008, that it had entered into a definitive agreement with a bank and a private investment fund, which, if consummated, will result in payment in full of the loan by December 31, 2008. We continue to believe we are well secured and that the collateral value is in excess of the loan amount. If the borrower fails to implement its plans on a timely basis, we expect to initiate other remedies available to us. At September 30, 2008, we do not have a specific reserve recorded within our allowance for loan losses for this credit. All payments due under this loan at September 30, 2008 are current.
We continue to monitor the situation closely. However, there can be no assurance that the loan will be paid in full by the end of the year or that, if the loan is not paid as anticipated, that the parties will reach agreement on an acceptable resolution.
Total non-performing loans at September 30, 2008, consisting of nonaccrual loans and loans 90 days or more past due, were $85,186, an increase of $62,519 from December 31, 2007 and $34,712 from June 30, 2008. Non-performing loans were 3.46% of total loans, compared to 0.98% at December 31, 2007, and 2.09% at June 30, 2008. Non-performing assets were 3.75% of total loans and other real estate owned at September 30, 2008, compared to 1.11% at December 31, 2007 and 2.34% at June 30, 2008.

Listed below is a comparison of non-performing assets.

	September 30,	December 31,
	2008	2007
Nonaccrual loans	$79,672	$18,549
90 days or more past due loans	5,514	4,118

Total non-performing loans	85,186	22,667
Other real estate owned	7,252	2,923

Total non-performing assets	$92,438	$25,590

Ratios:
Non-performing Loans to Loans	3.46%	0.98%
Non-performing Assets to Loans and Other Real Estate Owned	3.75%	1.11%
Allowance for Loan Losses to Non-performing Loans	49.03%	120.27%
NOTE 5. BRANCH DIVESTITURES
In September 2008, we announced we had agreed to sell three banking offices located in Georgetown and Lexington, Kentucky to Peoples Exchange Bank of Beattyville, Kentucky. In the transaction, Peoples Exchange Bank will assume the deposit liabilities of the three branches and buy certain branch-related assets, including loans. As of September 30, 2008, the three branches had aggregate deposits of approximately $15.2 million. The transaction is subject to customary conditions, including regulatory approval, and is expected to close in the first quarter of 2009. The sale is expected to generate pre-tax earnings from the expected deposit premium of between 4% and 5%.
We also announced in September that we agreed to sell our two banking offices in Lawrenceburg, Kentucky to Town & Country Bank and Trust Company, who will assume the deposit liabilities of the branches and buy branch-related assets, including loans and the two Lawrenceburg facilities. As of September 30, 2008, the two branches had aggregate deposits of approximately $34.9 million. The transaction is subject to customary conditions, including regulatory approval, and is now expected to close in the first quarter of 2009. The sale is expected to generate pre-tax earnings from the expected deposit premium of approximately 6%.
NOTE 6. GOODWILL
Goodwill was $74,824 at September 30, 2008, a decrease of $48,000, or 39.1% from June 30, 2008. The decline was due to a $48,000 goodwill impairment charge recognized during the third quarter of 2008. This charge was recorded net of tax, as we are able to deduct, for tax purposes, substantially all of our goodwill over a fifteen year period.
Under purchase accounting, goodwill may become impaired under certain conditions. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” requires that goodwill be evaluated for each “reporting unit”. We evaluate goodwill in terms of having one segment, or reporting unit—banking. We typically test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.
The impact of deteriorating economic conditions has significantly impacted the banking industry during 2008 and has impacted our financial results. Our financial results for the nine months ended September 30, 2008 have been negatively impacted by an increase in credit losses in our loan portfolio, a lower net interest margin because of higher balances of non-accrual loans, recognition of other-than-temporary impairment on two trust preferred securities and higher loan collection expenses. The market price of our common stock has declined from an average price of $16.63 during the fourth quarter of 2007 to $7.60 during the third quarter of 2008, a 54.3% decrease. Our stock price declined further in October 2008, closing on November 6, 2008, the last practical date available, at $4.51 per share. Our book value per share at September 30, 2008, prior to the goodwill impairment charge, was $14.80 per share. The decline in our stock price below book value led us to perform a review for potential goodwill impairment during the second quarter of 2008. We used an independent, outside firm to assist us with this review. At that point, we determined that we did not have impairment.
We used the same firm to help analyze whether we had impairment during the third quarter and then to determine the amount of that impairment. This analysis consists of a two step test. The first step, used to identify potential impairment, involves determining and comparing the fair value of the company, including a control premium, with its carrying value, or shareholders equity. If the fair value of the company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the company to the aggregate fair values of its individual assets, liabilities and identified intangibles. The fair value determined in the step 1 test was determined based on a discounted cash flow methodology using discount rates that reflect our market capitalization plus a control premium, determined, in part, by using multiples of comparable bank sale transactions. Determining the fair value involves a significant amount of judgment. The results are dependent on attaining results consistent with the forecasts and assumptions used in the valuation model. Based on the results of this step 1 analysis, we concluded that the potential for goodwill impairment existed and therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.

Our work on the step 2 analysis is not fully complete. Based on our work to date, we estimated that an impairment charge of $48,000 exists and have recorded that charge within the accompanying financial statements reflecting this estimate. As permitted by SFAS No. 142, we will complete our analysis and make any required adjustment to this estimate in the fourth quarter of 2008.
During the fourth quarter of 2008, we will be performing our annual assessment of goodwill impairment. We can provide no assurance that further developments in the banking industry or to our business operations will not result in future additional impairment.
NOTE 7. INCOME TAXES
Income tax expense recorded for the first nine months of 2008 is based on our estimate of the expected effective tax rate for the full year. The tax effects of significant, unusual items are not considered in the estimated annual effective tax rate. The tax effect of such an event is recognized in the interim period in which it occurs.
The income tax benefit for the third quarter of 2008 was $22,794, which equates to an effective tax rate of 40.6%. The tax benefit is a result of reductions to projected 2008 net and taxable income, coupled with the third quarter loss, the impact of low income housing tax credits and tax free loan, municipal security and bank-owned life insurance income. Tax exempt income and tax credits will generally result in an effective tax rate that is lower than the statutory tax rate; however these items have an opposite effect in periods when there is a loss before taxes.
The effective rate for the income tax provision for the nine-months ended September 30, 2007, was 22.0%. The effective rate for the nine months ended September 30, 2008, is not meaningful due to the size of our tax credits and tax advantaged income in relation to our net income before income taxes.
NOTE 8. SHORT-TERM BORROWINGS
In addition to the short-term borrowings outlined below, we currently have an unsecured revolving line of credit for $15,000. There was no balance outstanding on this line at September 30, 2008.

	September 30,	December 31,
	2008	2007

Federal funds purchased	$40,000	$55,100
Securities sold under agreements to repurchase	96,182	97,170
Short-term Federal Home Loan Bank advances	170,000	120,000

Total short-term borrowed funds	$306,182	$272,270

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (“FHLB”) advances. At September 30, 2008, we had pledged sufficient collateral to satisfy the collateral requirements.

NOTE 9. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	September 30,	December 31,
	2008	2007
Federal Home Loan Bank Advances
Fixed maturity advances (weighted average rate of 3.55% and 4.57% as of September 30, 2008 and December 31, 2007, respectively)	$136,011	$86,211
Amortizing and other advances (weighted average rate of 4.81% and 5.11% as of September 30, 2008 and December 31, 2007, respectively)	1,060	1,607

Total FHLB Advances	137,071	87,818

Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average fixed rate of 2.77% and 3.94% as of September 30, 2008 and December 31, 2007, respectively)	100,000	165,000

Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	4,051	4,835

Note payable, unsecured, with a floating interest rate equal to one-month LIBOR plus 0.875%, with a maturity date of April 1, 2012	18,500	20,000

Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par	20,619	20,619

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par	10,310	10,310

Total long-term borrowings	$358,676	$376,707

The floating rate capital securities callable at par on July 25, 2011, may be called prior to that date upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $440 at September 30, 2008.
The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly. Unamortized organizational costs for these securities were $862 at September 30, 2008.
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
At September 30, 2008, we were not in compliance with a financial covenant in the agreement for our $20,000 unsecured term loan and $15,000 line of credit which requires that we, and each of our subsidiaries, must maintain a non-performing asset ratio of less than 3.50%. We received a waiver of this covenant at September 30, 2008.

NOTE 10. COMMITMENTS AND CONTINGENCIES
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
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	September 30,	December 31,
	2008	2007
Commitments to extend credit	$811,532	$855,430

Standby letters of credit	18,021	19,434

Non-reimbursable standby letters of credit	1,520	2,220
NOTE 11. INTEREST RATE CONTRACTS
We entered into an interest rate swap agreement in 2004 which had a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 3.50% at September 30, 2008. The swap expires on or prior to January 5, 2016, and had a notional amount of $5,515 at September 30, 2008.
Under our interest rate protection program, we earn fee income and provide our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under this program, we enter into a variable or fixed rate loan agreement with our customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. We then enter into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no net earnings impact.
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
During the second quarter of 2008, we entered into a free-standing cancelable swap with the notional amount of $4,650. This swap required us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 5.00%. The swap had a positive carrying value of $19 at September 30, 2008, and expires on or prior to June 24, 2015. Changes in fair value are recorded in other income on the income statement.
We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate that the counterparties will be able to fully satisfy the obligations under these agreements.
NOTE 12. SEGMENT INFORMATION
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

For Three Months Ended September 30, 2008	Banking	Other	Total
Interest income	$42,253	$52	$42,305
Interest expense	16,865	1,580	18,445

Net interest income (loss)	25,388	(1,528)	23,860
Provision for loan losses	17,978	—	17,978
Other income	10,120	64	10,184
Other expense	71,843	344	72,187

Earnings (Loss) before income taxes	(54,313)	(1,808)	(56,121)

Income tax expense (benefit)	(22,118)	(676)	(22,794)

Net income (loss)	$(32,195)	$(1,132)	$(33,327)

For Nine Months Ended September 30, 2008	Banking	Other	Total
Interest income	$132,486	$170	$132,656
Interest expense	54,981	5,131	60,112

Net interest income (loss)	77,505	(4,961)	72,544
Provision for loan losses	27,615	—	27,615
Other income	23,700	230	23,930
Other expense	119,613	872	120,485

Earnings (Loss) before income taxes	(46,023)	(5,603)	(51,626)

Income tax expense (benefit)	(20,265)	(2,108)	(22,373)

Net income (loss)	$(25,758)	$(3,495)	$(29,253)

Segment assets	$3,343,706	$13,136	$3,356,842

For Three Months Ended September 30, 2007	Banking	Other	Total
Interest income	$51,257	$70	$51,327
Interest expense	24,263	2,366	26,629

Net interest income (loss)	26,994	(2,296)	24,698
Provision for loan losses	723	—	723
Other income	10,311	76	10,387
Other expense	21,965	277	22,242

Earnings (Loss) before income taxes	14,617	(2,497)	12,120

Income tax expense (benefit)	3,842	(928)	2,914

Net income (loss)	$10,775	$(1,569)	$9,206

For Nine Months Ended September 30, 2007	Banking	Other	Total
Interest income	$140,344	$192	$140,536
Interest expense	65,854	6,088	71,942

Net interest income (loss)	74,490	(5,896)	68,594
Provision for loan losses	1,913	—	1,913
Other income	29,270	263	29,533
Other expense	63,329	950	64,279

Earnings (Loss) before income taxes	38,518	(6,583)	31,935

Income tax expense (benefit)	9,506	(2,466)	7,040

Net income (loss)	$29,012	$(4,117)	$24,895

Segment assets	$3,309,093	$8,227	$3,317,320

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
Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of current economic conditions, including disruptions in the housing and credit markets, either national or in the markets in which Integra does business; (2) changes in the interest rate environment that reduce net interest margin; (3) unanticipated additional charge-offs and loan loss provisions; (4) the ability of Integra to maintain required capital levels and adequate sources of funding and liquidity; (5) the impact of problems affecting issuers of investment securities Integra holds (6) changes and trends in capital markets; (7) competitive pressures among depository institutions that increase significantly; (8) effects of critical accounting policies and judgments; (9) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (10) legislative or regulatory changes or actions, or significant litigation that adversely affect Integra or the business in which Integra is engaged; (11) ability to attract and retain key personnel; (12) ability to secure confidential information through the use of computer systems and telecommunications network; and (13) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity, and other factors described in our periodic reports filed with the SEC. We may update that discussion in this or another periodic report we file with the SEC thereafter. We undertake no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report, except as required in our periodic reports.
OVERVIEW
This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document.
Beginning in August 2007 and continuing through the third quarter of 2008, the banking industry has been affected by unprecedented credit concerns, mainly in the areas of consumer real estate and residential construction, declining interest rates, tightened liquidity and a slowing economy. The current slowing economy is evidenced by the continued negative outlook and sentiment, market disruptions, slowing growth rates, declines in housing prices, and increases in the consumer price index, in part driven by higher energy and food prices and by employment concerns. These factors have resulted in continued lower levels of earnings and stock prices of financial institutions, and have resulted in credit, liquidity and capital becoming the key areas of focus for the industry.
Bank stock investors are concerned that the housing problems, which previously were limited to weaknesses in residential construction loans, subprime and Alt-A mortgages and brokered home equity loans, have affected other areas of lending, specifically commercial real estate, commercial lending and other consumer lending (auto, credit card and direct home equity loans). In this environment, investors are expecting banks to increase their allowance for loan losses and report higher levels of non-performing loans and charge-offs. Many analysts have looked at peak charge-off levels in past recessions and have applied these stress cases against reported loan balances. Investors are also concerned about the banking industry’s ability to ensure sufficient liquidity exists to fund daily activities of the industry, the ability of banks to lend to each other, and the ability of institutions to remain adequately capitalized.
The impact of deteriorating economic conditions has significantly impacted the banking industry as evidenced by recent actions taken by the federal government and several of its agencies or departments, including the Federal Reserve, Treasury Department, Federal Deposit Insurance Corporation and others. Some of these actions include programs to purchase troubled assets from financial institutions, direct investment in banks, an increase in deposit insurance limits and credit guarantees of borrowings between financial institutions. The third quarter also included debate over the impact of “mark to market” accounting rules on valuation of securities and other assets and the impact of those rules on determining whether impairment of assets exists and must be reflected in financial institutions financial statements. The impact of those rules, coupled with inactive markets for many securities, has created uncertainty and inconsistency in how market values are determined, ultimately resulting in inconsistencies between different companies reported financial results. A great deal of uncertainty exists over what the impact of these developments will be on the banking industry, and what other developments may occur. We are evaluating each of these items and how they will impact our strategy and financial results.

Third quarter 2008 net income (loss) was $(33,327), compared to third quarter 2007 net income of $9,206, and second quarter 2008 net income (loss) of $(899). Earnings (loss) per diluted share were $(1.62) and $0.45 for the third quarters of 2008 and 2007, respectively, and $(0.04) for the second quarter of 2008.
The third quarter of 2008 was highlighted by the following items:
•	A goodwill impairment charge of $48,000. The details around this charge are explained in Note 6.
•
The provision for loan losses was $17,978 for the third quarter of 2008, compared to $6,003 for the second quarter of 2008. The allowance to total loans increased 38 basis points to 1.70% while net charge-offs increased 83 basis points to 1.31%. The annualized net charge-off ratio for the nine months ended September 30, 2008 increased to 74 basis points. The provision for loan losses exceeded net charge-offs by $9,986 during the third quarter, and exceeded net charge-offs by $14,505 for the nine months ended September 30, 2008.

•
Non-performing loans increased $34,712, or 68.8% during the third quarter of 2008, to $85,186 or 3.5% of total loans, while the allowance to non-performing loans decreased from 63% to 49%. The increase came primarily from increases in the residential builder and residential construction portfolios.

•
Net interest income was $23,860 for the third quarter of 2008, compared to $25,166 for the second quarter of 2008, while the net interest margin decreased 21 basis points to 3.22%. Commercial loan growth during the third quarter of $71,783 or 16.8% annualized, was more than offset by a 33 basis point decline in commercial loan yields. Approximately 11 basis points of the 21 basis point decline in the net interest margin was due to the higher level of non-accrual loans. An additional 6 basis points of the decline in the margin occurred because the spread between interest earned on variable rate commercial loans over related funding costs declined. The increase to commercial loan average balances contributed 7 basis points to the margin, which was offset by a variety of items, including the impact of lower residential real estate mortgage and securities balances. Low cost deposits declined $353 or 0.2% annualized, while the cost of interest bearing liabilities was 2.67% for both the second and third quarters of 2008.

•
Non-interest income was $10,184 for the third quarter of 2008, compared to $3,012 for the second quarter which included $6,302 of other-than-temporary impairment (OTTI) charges on two securities. Deposit service charges increased $825, or 16.3%. Derivative gains were $95, compared to losses of $369 during the second quarter.

•
Non-interest expense for the third quarter of 2008, excluding the goodwill impairment charge of $48,000, increased $10 to $24,187 from the second quarter of 2008, an increase of 0.2% annualized. A decline in personnel expenses of $321 was offset by an increase in losses on real estate owned of $375.

The weakened housing market has stressed our loan portfolio, resulting in a higher provision for loan losses. We are executing adjustments to our strategic plan to take into account the current economic downturn, severe housing correction, and weakening credit conditions. We are focusing on making sure we have adequate capital, liquidity and loan loss reserves to weather the current credit cycle. To maximize capital, we have adjusted our loan targets downward, especially in the area of commercial real estate. The growth in our commercial real estate portfolio is attributable, in part, to the difficulties experienced in the permanent financing market. As a result of the worsening credit markets, many of our borrowers have not been able to refinance their completed and stabilized projects on a permanent basis as expected. Accordingly, given the current environment and the continued difficulties in the permanent market, we determined that pursuing additional growth in our commercial real estate portfolio would not be prudent at this time. During the third quarter of 2008, we discontinued pursuing new commercial real estate opportunities, regardless of property type. Our commercial real estate balances will likely continue to grow in the short-term, however, as we work through our small remaining pipeline of pending loans and as we fund committed credit facilities. We expect the rate of growth to show a significant decline over the next nine months and we expect commercial real estate balances to decline in the second half of 2009. As this credit cycle unfolds, we will continue to evaluate the size of this portfolio.
Our short-term emphasis will be on maintaining credit quality, growing low cost deposits, taking care of customers and improving our operating leverage. We are looking closely at our loan portfolio to reduce levels of non-performing loans. We will also take steps to increase capital through earnings retention, as evidenced by our decision during the third quarter to temporarily reduce our dividend, balance sheet management and other opportunities that may arise and be available to us.

CRITICAL ACCOUNTING POLICIES
There has been one addition to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007. During the current year, we also believe the determination of other-than-temporary impairment of securities to be a critical accounting policy.
Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, we consider: 1) the length of time and extent that fair value has been less than cost; 2) the financial condition and near term prospects of the issuer; and 3) our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
For securities falling under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”, such as collateralized mortgage obligations (CMOs) and collateralized debt obligations (CDOs), an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows has occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current effective yield. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is changed to the market rate. The last revised estimated cash flows are then used for future impairment analysis purposes.
NET INTEREST INCOME
Net interest income was $23,860 for the three months ended September 30, 2008, compared with $24,698 for the same period in 2007 and $72,544 and $68,594 for the nine months ended September 30, 2008 and 2007, respectively. The net interest margin for the three months ended September 30, 2008, was 3.22% compared to 3.52% for the same three months of 2007, while the margin for the nine months ended September 30, 2008 was 3.29%, as compared to 3.47% for the nine months ended September 30, 2007.
The primary components of the changes in margin and net interest income to the third quarter of 2008 from the third quarter of 2007 were as follows:
•
The decreased net interest margin reflected the impact of the Federal Reserve’s reductions in the key interbank borrowing rate which began in the fourth quarter of 2007, coupled with higher levels of non-accrual loans. During the first six months of 2008, the federal funds rate declined by 225 basis points. There was no change to the federal funds rate during the third quarter of 2008.

•
Average loan yields decreased 197 basis points to 5.70% for the quarter ended September 30, 2008, from 7.67% in the quarter ended September 30, 2007, led by a decrease in commercial loan yields, including loan fees, of 262 basis points to 5.36%. Our asset sensitivity (meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities), contributed to a margin decrease in the first quarter, but then contributed to the increase in the second quarter when the repricing of our liabilities caught up with the repricing of our assets. Approximately 41% of our variable rate loans are tied to prime, 46% to LIBOR and 13% to other floating rate indices. The amount of interest lost during the third quarter of 2008 because of non-accrual loans, including interest not accrued and interest receivable charged off, net of recoveries, was approximately $1,700, compared to approximately $3,400 for all of 2008. The impact of non-accrual loans to our net interest margin for the third quarter of 2008 was 11 basis points, and is 15 basis points for the nine months ended September 30, 2008. Approximately 66% of this amount relates to loans from our Chicago region.

•
The decline in market rates during 2008 has positively impacted our liability costs. The cost of interest bearing liabilities declined 140 basis points from the third quarter of 2007 to the third quarter of 2008, declining from 4.07% to 2.67%. Time deposit rates declined 131 basis points to 3.44%, money market account rates declined 224 basis points to 2.01%, and Federal Home Loan Bank rates declined 193 basis points to 3.11%. A shift in funding from retail certificates of deposit, which declined $119,337 during the third quarter of 2008, compared to the third quarter of 2007, to Federal Home Loan Bank advances, which increased $187,016 during the same timeframe has not significantly impacted funding costs.

•
The improvement in our earning asset mix contributed positively to both the net interest margin and net interest income. Total average commercial loan balances increased $274,845, or 18.3% from the third quarter of 2007. This increase is primarily due to strong growth we have experienced in the past twelve months. The positive impact to our earning asset mix of increasing the percentage of commercial loans to total earning assets has lessened during 2008 as rates have declined. The yield during the third quarter of 2007 for commercial loans of 7.98% was 270 basis points higher than the yield on investment securities of 5.28%. That difference was only 24 basis points for the third quarter of 2008. Total average commercial loans represented 58.5% of earning assets for the third quarter of 2008, compared to 52.1% for the third quarter of 2007, evidencing the improvement in mix. The increase in the average balance of commercial loans during the third quarter of 2008, as compared to the third quarter of 2007, offset about half of the decline in yield on those assets.

•
A shift in funding sources from the third quarter of 2007 to the third quarter of 2008 also benefited the net interest margin and net interest income. Higher costing time deposit average balances were 41.1% of total interest bearing liabilities for the quarter ended September 30, 2008, compared to 46.1% for the quarter ended September 30, 2007. Sources of funds other than time and transaction deposits, which include repurchase agreements, FHLB advances and other sources, increased from 19.3% of total interest-bearing liabilities during the second quarter of 2008 to 25.0% for the quarter ended September 30, 2008. Average time deposit rates declined only 131 basis points from the year ago quarter, while the rates for funding sources other than time and transaction accounts declined 217 basis points. As a result, our loan to deposit ratio was 103.1% at September 30, 2008, compared to 98.8% at December 31, 2007 and 96.5% at September 30, 2007. During the third quarter of 2008, we modified our funding strategy to focus on retail certificates of deposit through more competitive pricing, and increased our use of brokered deposits, which increased $67,508, or 44.4% from the year ago quarter. The increase in brokered deposits came almost entirely during the third quarter of 2008, as the average balance of these funds increased $67,317 or 176% annualized from the second quarter of 2008. We used these brokered deposits to fund commercial loan growth experienced during 2008 and in part because of our bias towards longer dated liabilities.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/
For Three Months Ended September 30,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$8,726	$26	1.21%	$4,591	$56	4.85%
Loans held for sale	5,460	88	6.46%	4,085	77	7.58%
Securities	561,511	7,192	5.12%	609,026	8,039	5.28%
Regulatory Stock	29,182	385	5.27%	26,138	314	4.80%
Loans	2,434,064	35,267	5.70%	2,238,572	43,639	7.67%

Total earning assets	3,038,943	$42,958	5.63%	2,882,412	$52,125	7.19%

Allowance for loan loss	(33,023)			(26,244)
Other non-earning assets	371,341			376,750

TOTAL ASSETS	$3,377,261			$3,232,918

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$566,259	$1,275	0.90%	$510,155	$1,307	1.02%
Money market accounts	367,260	1,855	2.01%	387,962	4,156	4.25%
Certificates of deposit and other time	1,127,672	9,758	3.44%	1,195,543	14,327	4.75%

Total interest-bearing deposits	2,061,191	12,888	2.49%	2,093,660	19,790	3.75%

Short-term borrowings	326,742	1,995	2.39%	211,344	2,648	4.90%
Long-term borrowings	358,859	3,562	3.88%	290,241	4,191	5.65%

Total interest-bearing liabilities	2,746,792	$18,445	2.67%	2,595,245	$26,629	4.07%

Non-interest bearing deposits	283,836			284,002
Other noninterest-bearing liabilities and shareholders’ equity	346,633			353,671

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,377,261			$3,232,918

Interest income/earning assets		$42,958	5.63%		$52,125	7.19%
Interest expense/earning assets		18,445	2.41%		26,629	3.67%

Net interest income/earning assets		$24,513	3.22%		$25,496	3.52%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $587 and $745 for 2008 and 2007, respectively.
Federal tax equivalent adjustments on loans are $66 and $53 for 2008 and 2007, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/
For Nine Months Ended September 30,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$6,675	$94	1.89%	$4,788	$165	4.59%
Loans held for sale	5,969	281	6.28%	2,892	150	6.96%
Securities	602,611	23,245	5.14%	618,452	24,129	5.20%
Regulatory Stock	29,181	1,170	5.34%	25,448	941	4.93%
Loans	2,381,814	109,924	6.09%	2,072,381	117,363	7.49%

Total earning assets	3,026,250	$134,714	5.94%	2,723,961	$142,748	7.00%

Allowance for loan loss	(30,212)			(24,644)
Other non-earning assets	378,329			333,014

TOTAL ASSETS	$3,374,367			$3,032,331

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$555,788	$3,715	0.89%	$505,102	$3,639	0.96%
Money market accounts	383,152	6,661	2.32%	360,007	11,208	4.16%
Certificates of deposit and other time	1,107,482	31,755	3.83%	1,128,473	39,644	4.70%

Total interest-bearing deposits	2,046,422	42,131	2.75%	1,993,582	54,491	3.65%

Short-term borrowings	311,886	6,116	2.58%	186,058	6,930	4.91%
Long-term borrowings	378,140	11,865	4.12%	260,578	10,521	5.32%

Total interest-bearing liabilities	2,736,448	$60,112	2.94%	2,440,218	$71,942	3.94%

Non-interest bearing deposits	280,754			272,472
Other noninterest-bearing liabilities and shareholders’ equity	357,165			319,641

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,374,367			$3,032,331

Interest income/earning assets		$134,714	5.94%		$142,748	7.00%
Interest expense/earning assets		60,112	2.65%		71,942	3.53%

Net interest income/earning assets		$74,602	3.29%		$70,806	3.47%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $1,894 and $2,051 for 2008 and 2007, respectively.
Federal tax equivalent adjustments on loans are $164 and $161 for 2008 and 2007, respectively.
NON-INTEREST INCOME
Non-interest income declined $203 to $10,184 for the quarter ended September 30, 2008, compared to $10,387 from the third quarter of 2007. The net decrease was primarily attributable to:
•
An increase in deposit service charges of $476 or 8.8%, to $5,884. The increase is the result of higher levels of non-sufficient funds activity which we believe is attributed to a higher number of accounts, a slight fee increase and higher incidents of non-sufficient funds activity.

•
An increase in debit card interchange income of $222, or 19.5%, to $1,358 driven by an increase in the number of checking accounts and a continued shift to debit cards as the preferred method of payment.

•
A decrease in net check printing and sales revenue of $259, or 104.8% which occurred, in part due to startup costs incurred in 2008 related to converting official checks to an in-house system from a previously outsourced arrangement.

•	Declines in securities gains of $206, or 94.1% and annuity income of $174, or 43.8%.

Non-interest income for the nine months ended September 30, 2008, was $23,930, a decrease of $5,603, or 19.0% from the nine months ended September 30, 2007. The primary components of the difference include the second quarter 2008 impairment charge of $6,302, a first quarter 2007 gain on the sale of our mortgage servicing portfolio of $555 and a resulting decline in mortgage servicing income of $206.
Non-interest income for the nine months ended September 30, 2008 included increases in several customer based fee income categories. Deposit service charges increased $608, or 4.0%, resulting from a higher level of non-sufficient funds charges, the continuing impact of higher fees and service charges from the Chicago region, which increased $123, to $723 for the nine months ended September 30, 2008. Debit card interchange income increased $882, or 28.5%, due to increased usage of debit cards by our customers and the resulting interchange. Annuity income increased $288, or 30.1%, due to higher levels of annuity sales during the first two quarters of 2008 in part due to the attractiveness of annuity products in a lower rate environment.
Life insurance income increased $247 or 16.0%, as higher volumes of bank owned life insurance were only partially offset by lower crediting rates. Trading and derivative gains were $321 and $269 for the nine months ended September 30, 2008. There were no trading gains during the nine months ended September 30, 2007, while derivative gains totaled $21.
NON-INTEREST EXPENSE
Non-interest expense increased $49,945 to $72,187 for the quarter ended September 30, 2008, compared to $22,242 from the third quarter of 2007. The net increase was primarily attributable to the following expense categories:
•	A $48,000 charge for goodwill impairment which is detailed in Note 6 to the financial statements.
•
An increase in salaries and employee benefits of $806, or 7.1%, which was the result of higher salary expenses of $593, due to 2008 pay rate increases, a low rate of personnel turnover and a limited number of new positions added in the last year, and increased health insurance expense of $282. The average number of full time equivalent employees for the third quarter of 2008 was 861 compared to 844 for the third quarter of 2007.

•
An increase in loan and other real estate owned expenses of $622, or 251%, to $870. This increase is attributed to an increase of $335 of real estate owned losses and related expenses including additional writedowns and losses on sale of properties. The remaining increase of $287 consists of expenses we incurred in connection with loan workout and collection activities, and loan portfolio management expenses, such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans.

Non-interest expense for the nine months ended September 30, 2008, was $120,485, an increase of $56,206, from the nine months ended September 30, 2007. The primary components of the difference included: a goodwill impairment charge of $48,000; increases in personnel expense of $3,188, or 9.4%; loan and real estate owned expense of $1,339, or 323.7%; occupancy of $753; or 10.8%, fraud and other losses of $613, or 152.4%; telephone of $435, or 35.1%; sales and bankshare taxes of $389, or 49.5%; equipment expense of $379, or 15.3%; processing of $313, or 17.2%; and software expense of $306 or 21.0%. These increases were partially offset by a decrease in advertising expense of $298, or 40.6%. The increase in personnel expense includes increases in: salaries of $2,311; health insurance of $621; postretirement health and life insurance of $410; and stock based compensation of $313.
Of these amounts, $3,116, or 5.5% of the total increase came from expenses charged directly to the Chicago region, which was added in April 2007. This includes $1,385 of personnel expense, $1,100 of loan and real estate owned expense, and $411 of occupancy expense. Health insurance expense, which we expense centrally, increased $621, or 27.0%, again, primarily due to coverage provided to employees in the Chicago region.
INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) was $(22,794) and $(22,373) for the three months and nine months ended September 30, 2008, respectively, compared to $2,914 and $7,040 for the same period in 2007.
The tax benefit recognized during the third quarter of 2008 is a result of reductions to projected 2008 net and taxable income, coupled with the third quarter loss, the impact of low income housing tax credits and tax free loan, municipal security and bank-owned life insurance income. Our estimated income tax rate declined as our revised estimates of full year net and taxable income declined. Tax exempt income and tax credits will generally result in an effective tax rate that is lower than the statutory tax rate; however, these items have an opposite effect in periods when there is a loss before taxes.

The effective rate for the income tax provision for the nine-months ended September 30, 2007, was 22.0%. The effective rate for the nine months ended September 30, 2008, is not meaningful due to the size of our tax credits and tax advantaged income in relation to our net income before income taxes.
FINANCIAL POSITION
Total assets at September 30, 2008 were $3,356,842 compared to $3,350,126 at December 31, 2007.
SECURITIES
Investment securities available for sale were $525,428 at September 30, 2008, compared to $582,954 at December 31, 2007. At December 31, 2007, we also had trading securities of $53,782, all of which were sold during the first quarter of 2008. At September 30, 2008, all of our securities are classified as “available for sale” and recorded at their fair market values. The market value of securities available for sale on September 30, 2008 was $27,802 lower than amortized cost.
Note 3 to the financial statements included in this report provides information about our processes for determining other-than-temporary impairment. There was no other-than-temporary impairment recognized during the third quarter of 2008.
REGULATORY STOCK
Regulatory stock, defined as Federal Reserve Bank and FHLB stock, includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. From time-to-time, we purchase Federal Reserve Bank stock according to requirements set by the regulatory agency. The balance of regulatory stock was $29,182 at September 30, 2008, compared to $29,179 at December 31, 2007.
LOANS HELD FOR SALE
Loans held for sale represent less than 1% of total assets and increased to $6,679 at September 30, 2008, from $5,928 at December 31, 2007. Loans held for sale consist of residential mortgage loans sold to a private label provider on a servicing released basis and are valued at the lower of cost or market in the aggregate.
LOANS
Net loans at September 30, 2008, were $2,419,044 compared to $2,284,117 at December 31, 2007. The increase is mainly attributable to increases in commercial real estate loans of $134,981, commercial loans of $69,179 and home equity loans of $17,799, partially offset by declines in residential mortgage loans of $56,432 and consumer loans of $16,096. Commercial loan average balances for the third quarter of 2008 increased $71,783, or 16.8% annualized from the average balances for the second quarter of 2008. Consumer direct loan average balances increased $3,370, or 7.7% annualized and home equity loan average balances increased $8,783, or 22.7% annualized. Indirect consumer and residential real estate mortgage loan average balances declined $5,308, or 23.3%, and $21,702, or 34.5%, respectively, on an annualized basis.
The decrease in consumer loans at September 30, 2008, compared to December 31, 2007, was primarily in the area of indirect marine and recreational vehicle loans, a line of business we exited in December 2006. The average balance of these loans was $85,273 during the third quarter of 2008.
We expect the balance of residential mortgage loans will continue to decline during 2008 and 2009, since we sell substantially all originations to a private label provider on a servicing released basis. The cash flows obtained from the paydowns and payoffs of these loans, as well as those from indirect consumer loans and securities, are used to originate higher yielding commercial loans and thus improve our mix of earning assets. The average weighted FICO credit score of our residential mortgage portfolio, which declined $61,751 from December 31, 2007, was 709 at September 30, 2008. The weighted average score for our home equity portfolio was 738. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.
The increase in average commercial loans during the third quarter of 2008 included increases in commercial real estate, including commercial construction and land development loans of $52,705 or 17.6% annualized. Commercial and industrial loan average balances increased $19,078 or 14.8%. The commercial and industrial loan growth that occurred during the third quarter of 2008 came primarily in our Evansville and Cincinnati markets.

Our non-owner occupied commercial real estate (CRE) portfolio is managed by three areas, with $630,779 managed by our commercial real estate team headquartered in Cincinnati, Ohio (the “CRE line of business”), $309,257 managed by our Chicago region and the remainder managed in our other markets. Our largest property-type concentration is in retail projects at $259,987 or 24.6% of the total CRE portfolio, which includes direct loans or participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers such as Walgreens, Sherwin Williams and Advance Auto and for regional shopping centers with national and regional tenants. Our second largest concentration is multifamily at $219,549 or 20.8% of the total CRE portfolio. Our third largest concentration is for land acquisition and development at $166,293 or 15.7% of the total, which represents both commercial development and residential development. Finally, our fourth largest concentration at $138,068 or 13.1% is to the single-family residential and construction category, 65.2% of which is in the Chicago area. No other category exceeds 7.0% of the CRE portfolio. Of the total non-owner occupied CRE portfolio, 58.8%, or $622,094 is classified as construction. At September 30, 2008, $837,356 or 79.2% of the CRE portfolio is located in our core market states of Indiana, Kentucky, Illinois and Ohio. The three largest concentrations outside of our core market states are $58,740, or 5.6% located in Florida, $23,198, or 2.2% located in North Carolina and $20,507 or 1.9% located in Nevada. Non-owner occupied CRE non-performing loans in our core market states of Indiana, Kentucky, Illinois and Ohio totaled $47,987 at September 30, 2008, with another $8,775 located in Florida and none located in North Carolina or Nevada. A total of $10,854 of our non-performing loans at September 30, 2008, was located in South Carolina, in which we had $12,983 of loans outstanding. The majority of projects located outside of Indiana, Kentucky, Illinois and Ohio are with developers located in or with a major presence in our four-state area that have developed or are developing properties in other states. We do not execute non-recourse financing.
The growth in our CRE portfolio, coupled with the planned decline in our indirect consumer and residential mortgage loan portfolio, has increased our level of concentration risk. The balance in our non-owner occupied CRE portfolio increased from $912,654, or 39.5% of the total loan portfolio at December 31, 2007, to $1,057,413 or 43.0% of the total portfolio at September 30, 2008. The bulk of the increase consists primarily of construction loans to high quality and experienced national and regional developers. In addition, the continued growth of our CRE line of business, coupled with our middle-market commercial and industrial (C&I) business based in Cincinnati and our Chicago region added in April 2007, has increased our number of relationships with total exposure in excess of $10,000. From June 30, 2006 to June 30, 2008, the number of relationships with total exposure in excess of $10,000 has increased from 21 relationships or $323,677 in commitments to 42 relationships or $705,656 in commitments.
While this growth in larger relationships carries an increase in individual borrower concentration risk, we believe we have risk management practices in place to address this risk. The majority of the increase results from our CRE group which pursues a strategy of serving high quality, experienced national and regional developers. Typically, these loans are for construction projects with anticipated construction periods of three years or less. Retail has been the predominant property type with many of the projects pre-leased to well-known national companies. To date, problems experienced by this group have been principally limited to residential construction and development. In addition, a portion of the increase in larger relationships is tied to our Cincinnati-based C&I business. This business, which began in May 2006, is comprised of a team of lenders hired from a large, super-regional bank with many combined years of middle-market lending experience and long-standing relationships with most of their clients. Also, we require a high level of approval authority for larger relationships. Currently, any new relationship in excess of $10,000 specifically requires the approval of the Chief Executive Officer and the Chief Credit Officer. Finally, in August 2008 we amended our loan policy with respect to large borrower concentrations by decreasing our maximum exposure guidelines.
The growth in our CRE portfolio is attributable, in part, to the difficulties experienced in the permanent financing market. These difficulties, which began in 2007 and which have continued through the third quarter of 2008, have made it more difficult for many of our borrowers to refinance their completed and stabilized projects on a permanent basis as expected. Accordingly, given the current environment and the continued difficulties in the permanent market, we determined that pursuing additional growth in our CRE portfolio would not be prudent at this time. Accordingly, during the third quarter of 2008, we discontinued pursuing new CRE opportunities, regardless of property type. Our CRE balances will likely continue to grow in the short-term, however, as we work through our remaining pipeline of pending loans and as we fund against committed credit facilities. We expect the rate of growth to show a significant decline over the next nine months and we expect CRE balances to decline in the second half of 2009. As this credit cycle unfolds, we will continue to evaluate the size of this portfolio.
The Chicago CRE, where the majority of our non-performing loans have come from, declined by $19,221 from December 31, 2007, to $381,436 at September 30, 2008, despite the funding of $51,141 against committed construction lines.

LOAN PORTFOLIO

	September 30,	December 31,
	2008	2007
Commercial, industrial and agricultural loans	$752,700	$689,504
Economic development loans and other obligations of state and political subdivisions	13,140	7,227
Lease financing	5,361	5,291

Total commercial	771,201	702,022
Commercial real estate
Commercial mortgages	425,905	298,151
Construction and development	617,085	609,858

Total commercial real estate	1,042,990	908,009

Residential mortgages	323,997	380,429
Home equity	163,202	145,403
Consumer loans	159,420	175,516

Total loans	2,460,810	2,311,379
Less: unearned income	—	1

Loans, net of unearned income	$2,460,810	$2,311,378

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
We charge off loans that we deem uncollectible to the allowance and credit recoveries of previously charged off amounts to the allowance. We charge a provision for loan losses against earnings at levels we believe are necessary to assure that the allowance for loan losses can absorb probable losses.
The allowance for loan losses was $41,766 at September 30, 2008, representing 1.70% of total loans, compared with $27,261 at December 31, 2007, or 1.18% of total loans and $31,780 at June 30, 2008, or 1.32% of total loans. The allowance for loan losses to non-performing loans ratio was 49.0% at September 30, 2008, compared to 63.0% at June 30, 2008 and 120.3% at December 31, 2007. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination. At September 30, 2008, we believe that our allowance appropriately considers the expected loss in our CRE non-performing loans. The provision for loan losses was $17,978 for the three months ended September 30, 2008, and $27,615 for the nine months ended September 30, 2008. This compares to $723 and $1,913 for the three and nine months ended September 30, 2007.
The provision for loan losses exceeded net charge-offs by $9,986 during the third quarter of 2008. Annualized net charge-offs to average loans were 1.31% for the quarter, compared to 0.13% for the third quarter of 2007, and 0.74% for the nine months ended September 30, 2008. For the quarter, net charge-offs included $6,322 of CRE, $592 of indirect consumer loan and $354 of checking account net charge-offs, while the remaining $723 came from various other loan categories. CRE net charge-offs of $6,322 included a $2,000 net charge-off for a condominium project located in Panama City Beach, Florida being developed by a Columbus, Ohio based developer and a $2,200 net charge-off for a Clearwater, Florida project being developed by one of our Chicago-based residential developers.
We extended a secured line of credit to an unaffiliated, publicly-held, depository institution holding company which matured on June 30, 2008. The balance outstanding on the line of credit was $17,500 at June 30, 2008. Interest was paid current through the maturity date. The line of credit is secured by all of the outstanding stock of the borrower’s savings association subsidiary. The borrower’s primary federal regulator has prohibited its savings association subsidiary from paying cash dividends to the holding company without prior consent of such regulator. As a result, the borrower is currently limited to existing cash and cash equivalents as liquidity at the holding company level. The June 30, 2008, financial statements for the borrower indicate that it currently lacks liquidity necessary to continue as a going concern due to the pending maturity of the line of credit. The savings association is considered “well-capitalized” under regulatory requirements, with tangible capital at June 30, 2008, of $35,458. As a result of its condition, the borrower began actively pursuing plans which, if consummated, would result in the loan being paid in full. We reviewed the plans and based on the information provided to us determined that the plans were feasible. Accordingly, in July, 2008, we entered into a short-term forbearance agreement with our borrower in order to allow the borrower the necessary time to enter into a definitive agreement and obtain necessary approvals related to its plans. Subsequently, the borrower announced on September 12, 2008 that it had entered into a definitive agreement with a bank and a private investment fund, which, if consummated, will result in payment in full of the loan by December 31, 2008. We continue to believe we are well secured and that the collateral value is in excess of the loan amount. If the borrower fails to implement its plans on a timely basis, we expect to initiate other remedies available to us. At September 30, 2008, we do not have a specific reserve recorded within our allowance for loan losses for this credit. All payments due under this loan at September 30, 2008 are current.

We continue to monitor the situation closely. However, there can be no assurance that the loan will be paid in full by the end of the year or that, if the loan is not paid as anticipated, that the parties will reach agreement on an acceptable resolution.
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$31,780	$26,390	$27,261	$21,155
Allowance associated with purchase acquisitions	—	—	—	5,982
Loans charged off	(8,456)	(1,074)	(14,337)	(3,785)
Recoveries	464	362	1,227	1,136
Provision for loan losses	17,978	723	27,615	1,913

Ending balance	$41,766	$26,401	$41,766	$26,401

Percent of total loans	1.70%	1.15%	1.70%	1.15%

Annualized % of average loans:
Net charge-offs	1.31%	0.13%	0.74%	0.17%
Provision for loan losses	2.94%	0.13%	1.55%	0.12%
Total non-performing loans at September 30, 2008, consisting of nonaccrual and loans 90 days or more past due, were $85,186, an increase of $34,712 from June 30, 2008, $55,125 from March 31, 2008 and $62,519 from December 31, 2007. Non-performing loans were 3.46% of total loans, compared to 2.09% at June 30, 2008, 1.28% at March 31, 2008 and 0.98% at December 31, 2007. Non-performing assets were 3.75% of total loans and other real estate owned at September 30, 2008, compared to 2.34% at June 30, 2008, 1.42% at March 31, 2008 and 1.11% at December 31, 2007.
Included in non-performing loans, at September 30, 2008, are $71,191 of commercial real estate loans, $6,536 of commercial and industrial loans, $5,398 of 1-4 family residential loans and $2,061 of consumer loans. Much of the increase in non-performing loans during the first three quarters of the year came from residential construction and development lending located primarily, although not entirely, in our Chicago region, resulting from the housing downturn. No other product line contributed a significant increase to non-performing assets during this period.
Approximately 54% of our total non-performing loans, and 55% of non-performing assets at September 30, 2008, are from our Chicago region, compared to 67% and 67% at June 30, 2008. Approximately 31% of our total non-performing loans, and 29% of our non-performing assets at September 30, 2008, are from our CRE line of business, compared to 12% and 9% at June 30, 2008. Commercial non-performing assets outside of Chicago and the CRE line of business totaled $6,598, or 7% of total non-performing assets at September 30, 2008, while non-performing assets in our 1-4 family and consumer portfolios totaled $8,069, or 9%.
The Chicago non-owner occupied commercial real estate portfolio had commitments of $346,043 and outstanding balances of $309,257 at September 30, 2008, while non-owner occupied CRE loans managed from our CRE line of business had commitments of $882,858 and outstanding balances of $630,779 at September 30, 2008.
Total non-performing CRE loans at September 30, 2008 totaled $71,265, of which $63,054 was for residential real estate related projects. Of this total, $38,399 was from Chicago and $24,655 from our CRE line of business.
Our largest non-performing loan with an outstanding balance at September 30, 2008 of $10,854 is to a Louisville, Kentucky-area builder for a condominium project near Hilton Head, South Carolina. This project has not performed as expected and we are pursuing collection. The second largest nonperforming loan has a balance of $7,943 and is secured by a condominium project in Panama City, Florida. Like many Florida projects, sales in this project have been slow. We recognized a charge-off of $2,000 against this loan in the third quarter. The third largest non-performing loan has an outstanding balance at September 30, 2008, of $5,858 and is secured by several properties, primarily a condominium project in Lexington, Kentucky. While the project is complete, sales have been slow, and we have obtained additional collateral to further secure our position.

The majority of the remainder of our commercial non-performing loans is secured by one or more residential properties in the Chicago area, typically at an 80% or less loan to value ratio at inception. The Chicago residential real estate market has experienced less sales activity than we originally anticipated. Further, while according to published data it appears that the Chicago market has experienced a decline in housing prices, to date that decline seems to be limited, when compared to certain other areas of the United States. The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 11.3% from the peak of the index in September 2006 to the most recent index for July 2008, as published in September 2008. The Zillow index for the second quarter of 2008 shows a decline of 8.8% from its peak during the second quarter of 2006. On a year over year basis, the Zillow index shows a decline of 7.3% for all homes, with a 7.6% decline for single family housing and a 5.2% decline for condominiums. Information gained by us by reviewing new appraisals for existing loans has been consistent generally with the declines indicated by the Case-Schiller and Zillow indices. Further, we believe the overall demand for housing in Chicago has been reasonably consistent, but that many potential buyers are choosing to rent rather than buy at this time, with market information indicating an increase in rental demand and rental rates.
We are continuing to take several steps to control our credit risk, including:
•
In the third quarter of 2008, we obtained new appraisals covering approximately 60% of the properties securing our Chicago area non-performing loans and we used those appraisals to help determine the need for and amount of specific reserves within the allowance for loan losses. Since April 1, 2008 we have obtained new appraisals on approximately 70% of the properties securing our Chicago area non-performing loans. We plan to continue to order new or updated appraisals for any commercial real estate loans that warrant it as this cycle continues.

•	We continue to refocus our Chicago lending staff towards managing non-performing loans in their portfolio and have hired additional personnel to assist with managing the more troubled relationships.
•
As discussed above, we are not currently pursuing additional growth in our CRE portfolio. Accordingly, during the third quarter of 2008, we discontinued pursuing new CRE opportunities, regardless of property type. Our CRE balances will likely continue to grow in the short-term, however, as we work through our remaining pipeline of pending loans and fund committed credit facilities. We expect the rate of growth to show a significant decline over the next nine months and for CRE balances to decline in the second half of 2009. As this credit cycle unfolds, we will continue to evaluate the size of this portfolio.

•	We have implemented other policy and process changes, including actions to reduce our concentration risk as well as tightening our loan approval standards and processes.
Listed below is a comparison of non-performing assets.

	September 30,	December 31,
	2008	2007
Nonaccrual loans	$79,672	$18,549
90 days or more past due loans	5,514	4,118

Total non-performing loans	85,186	22,667
Other real estate owned	7,252	2,923

Total non-performing assets	$92,438	$25,590

Ratios:
Non-performing Loans to Loans	3.46%	0.98%
Non-performing Assets to Loans and Other Real Estate Owned	3.75%	1.11%
Allowance for Loan Losses to Non-performing Loans	49.03%	120.27%
Impaired loans totaled $79,672 at September 30, 2008, compared to $12,095 at December 31, 2007. A total of $71,391 of impaired loans at September 30, 2008 had a related allowance for loan loss, compared to $11,527 at December 31, 2007. The allowance for loan losses for impaired loans included in the allowance for loan losses was $9,434 at September 30, 2008 compared to $752 at December 31, 2007. The average balance of impaired loans was $34,743 for the nine months ended September 30, 2008, compared to $7,685 for all of 2007.

DEPOSITS
Total deposits were $2,385,794 at September 30, 2008, compared to $2,340,137 at December 31, 2007, an increase of $45,657. Savings and interest checking balances increased $40,842, certificates of deposit accounts increased $49,227, and non-interest bearing demand deposits increased $11,532. More expensive money market account balances decreased $55,944.
Average balances of deposits for the third quarter of 2008 increased by $37,418 from the second quarter of 2008. Low cost core deposits declined $353, or 0.2% annualized. This included increases in savings of $4,622 or 12.0% annualized, offset by decreases in non-interest bearing demand deposits of $1,746, or 2.4% annualized, and interest checking or NOW accounts of $3,229, or 3.1% annualized.
More expensive money market average balances declined $23,221, or 23.7% annualized during the third quarter of 2008. Retail and public certificates of deposits declined $6,324, or 2.8% annualized, while brokered deposits increased $67,317, or 176% annualized. We increased our use of brokered certificates of deposit markets to diversify our source of funding sources, secure longer term funding and obtain desired terms given local market pricing pressure. The increase in total deposits was partially offset by a decrease in federal funds purchased of $24,365.
SHORT-TERM BORROWINGS
Short-term borrowings include federal funds purchased, short-term FHLB advances, and securities sold under repurchase agreements, which increased $33,912 from $272,270 at December 31, 2007, to $306,182 at September 30, 2008.
At September 30, 2008, we had an unsecured, unused line of $853,657 under the Federal Reserve borrower in custody program.
LONG-TERM BORROWINGS
Long-term borrowings declined $18,031 to $358,676 at September 30, 2008, from $376,707 at December 31, 2007. Repurchase agreements of $65,000 priced at 2.84% matured and were partially replaced by FHLB advances, which increased $49,253, and were priced at similar rates.
We must pledge mortgage-backed securities and mortgage loans as collateral to secure FHLB advances. At September 30, 2008, we were in compliance with those requirements.
At September 30, 2008, we were not in compliance with a financial covenant in the agreement for our $20,000 unsecured term loan and $15,000 line of credit which requires that we, and each of our subsidiaries, must maintain a non-performing asset ratio of less than 3.50%. We received a waiver of this covenant at September 30, 2008.
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

	Regulatory Guidelines		Actual
	Minimum	Well-	September 30,	December 31,
	Requirements	Capitalized	2008	2007

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	11.03%	11.52%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	9.05%	9.34%
Tier 1 Capital (to Average Assets)	4.00%	N/A	7.70%	7.81%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	11.34%	11.89%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	10.09%	10.86%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	8.59%	9.08%
Our capital ratios remain strong and are within internal policy guidelines. At September 30, 2008, the tier 1 capital to risk weighted asset ratio of the holding company declined to 9.05%, compared to 9.13% at June 30, 2008, while the total capital ratio to risk weighted assets ratio of the holding company declined to 11.03%, from 11.13% at June 30, 2008. These declines resulted primarily from the second quarter net loss, the increase in unrealized losses in the securities portfolio, as well as the increase in the deferred tax asset, which is not included in regulatory capital.
The amount of cash dividends we pay directly affects our capital levels. Given the uncertain economic outlook, in the third quarter of 2008 we reduced the quarterly dividend to one cent ($0.01) per share. While our Board reviews the dividend quarterly, we expect to continue building capital through earnings retention until there is clear improvement in the credit cycle and capital markets.
Our strategy for maintaining or increasing capital, include the following, in priority order:
•	Improving and retaining our level of earnings;
•
Reducing CRE lending. We are currently in process of reducing our growth rate in commercial real estate lending. We may also reduce the size of our balance sheet, which could include the sale of non-core assets;

•	Evaluating the cost and benefits of the Treasury Capital Purchase Program; and
•	Issuing new capital in an opportunistic basis if we feel necessary and if conditions warrant.
During the third quarter of 2008, we filed a registration statement relating to equity securities with the Securities and Exchange Commission to be issued through a shelf registration process, increasing our ability to respond quickly to capital-raising opportunities that may occur in the future.
Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, accommodate possible outflows in deposits and other borrowings and protect it against interest rate volatility. We continuously analyze our business activity to match maturities of specific categories of short-term and long-term loans and investments with specific types of deposits and borrowings.
For the Bank, the primary sources of short-term asset liquidity have been Federal Funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our capital markets policy. When these sources are not adequate, we may use Federal Funds purchases, brokered deposits, repurchase agreements, sell investment securities, or utilize the Bank’s borrowing capacity with the FHLB as alternative sources of liquidity. At September 30, 2008, and June 30, 2008, respectively, Federal Funds sold and other short-term investments were $4,128 and $8,529. Additionally, at September 30, 2008, we had $395,000 available from unused, uncommitted Federal Funds lines and in excess of $89,542 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $853,657 as part of its liquidity contingency plan.
At September 30, 2008, the financial markets experienced unprecedented volatility as the interbank markets were severely disrupted and federal funds rates varied widely intraday. Recent actions by the Treasury Department and the FDIC have improved the performance of these markets and lowered liquidity risks.
Banking customers’ concern regarding deposit safety has caused increased deposit volatility. Again, actions by the FDIC appear to have reduced the level of anxiety. We have seen other financial institutions pay above market rates for funds, particularly term certificates of deposit, in some of the markets in which we operate, particularly in Southern Indiana and Northern Kentucky.

In light of these conditions, we have increased our use of the brokered certificate of deposit markets as a way to diversify our source of funding, obtain longer term funding and improved pricing at certain terms given local market pricing pressure.
Our liquidity at the holding company level is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. We also have an unsecured line of credit available which permits us to borrow up to $15,000. There was no balance outstanding on this line as of September 30, 2008.
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
Earnings at Risk (EAR). We consider EAR as our best source of managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income forecasted under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10% to a 200 basis point rate shock in either direction. At September 30, 2008, we would experience a negative 9.61% change in EAR if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 3.57% change in net interest income.
Estimated Change in Net Interest Income from the Base Interest Rate Scenario.

Immediate Rate Shock	September 30, 2008	December 31, 2007
+200 basis points	3.57%	-1.44%
+100 basis points	1.51%	-0.67%
-100 basis points	-3.16%	0.02%
-200 basis points	-9.61%	-2.55%
The higher volatility in EAR in the -200 and -100 basis point shocks reflects that we are closer to our lower limit on deposit and borrowing rates after the 225 basis point decline in the Fed Funds rate during 2008. Additional factors increasing EAR volatility include faster mortgage prepayment assumptions in this lower rate environment and a change in loan mix favoring more variable rate commercial loans. These simulations are run using the forward curve, which was steeper in September 2008, compared to the simulation that was run in December, 2007.

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
At September 30, 2008, we would experience a negative 8.77% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a negative 1.35% change in EVE. The higher volatility in EVE at risk in the downward 200 basis point shocks reflects that we are closer to our lower limit on deposit and borrowing rates after the 225 basis point decline in the Fed Funds rate during 2008. Additional factors increasing EVE volatility include faster mortgage prepayment assumptions in this lower rate environment and a change in loan mix favoring more variable rate commercial loans.
Estimated Change in EVE from the Base Interest Rate Scenario.

Immediate Rate Shock	September 30, 2008	December 31, 2007
+200 basis points	-1.35%	-4.32%
+100 basis points	-0.30%	-1.95%
-100 basis points	-2.93%	0.35%
-200 basis points	-8.77%	-0.91%
These simulations are run using the forward curve, which was steeper in September 2008, than the forward curve used for the simulation that was run in December 2007.
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
Item 4: Controls and Procedures
As of September 30, 2008, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors disclosed in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Current market developments may adversely affect our industry, business, results of operations and access to capital.
Dramatic declines in the housing market over the past year, with failing home prices and increasing foreclosures and unemployment, have resulted in significant write-downs or asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to securities issued by government-sponsored entities, credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital. In particular, we may face the following risks in connection with these events:
•
Recent actions taken to implement the Economic Emergency Stabilization Act by the Treasury Department and other actions by the federal banking agencies may not succeed in restoring confidence to the financial markets.

•
Further declines in the housing market and the increased volatility of the stock market may adversely affect consumer confidence and may cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates.

•
The processes we use to estimate probable losses and impairment of assets, including investment securities and goodwill, may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future charge-offs.

•	Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.
•	We may be required to pay higher FDIC premiums because of the increased deposit coverage and the closure of other financial institutions could deplete the insurance fund of the FDIC.
•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.
Some of the financial, economic and market related risks we described in “Risk Factors” in our Annual Report on Form 10-K referred to above have come to pass. As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.
We may record additional goodwill impairment charges which would adversely impact our results of operations.
As required by generally accepted accounting standards, we periodically review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. During the quarter ended September 30, 2008, we recorded an impairment charge of $48,000 to write down a portion our goodwill. We continued to carry approximately $74,824 in goodwill as an asset on our consolidated balance sheet as of September 30, 2008.
One potential indicator of goodwill impairment is whether our fair value, as measured by market capitalization, has remained below net book value for a significant period of time. The average closing price of our common stock for the three months ended September 30, 2008 was $7.60, which corresponds to a market capitalization of $157,691, when compared to the net book value, of $13.33 as of September 30, 2008. Whether our market capitalization triggers an additional impairment charge will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been depressed. We review goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangibles,” and will conduct this review in future quarters.
In the event that we determine in a future quarter that an additional impairment exists for any reason, we would record an additional impairment charge in the quarter such determination is made, which would adversely impact our financial position and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable
Item 5. OTHER INFORMATION
During the period covered by this report, the Audit Committee of the Board of Directors did not approve the engagement of Crowe Horwath LLC, our independent registered public accounting firm, to perform additional non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
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
Michael T. Vea
Chairman of the Board, President and Chief Executive Officer November 10, 2008
/s/ Martin M. Zorn
Martin M. Zorn
Chief Operating Officer and Chief Financial Officer November 10, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer