Form 10-K
period 2008-12-31
INTEGRA BANK CORP
filed 2009-03-06
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-13585
INTEGRA BANK CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1632155 (I.R.S. Employer Identification number)

21 S.E. Third Street, P.O. Box 868, Evansville, IN (Address of principal executive offices)	47705-0868 (Zip Code)
Registrant’s telephone number, including area code: 812-464-9677

Securities registered pursuant to Section 12(b) of the Act:	COMMON STOCK, $1.00 STATED VALUE
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing sales price as of June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $143,425,000.
The number of shares outstanding of the registrant’s common stock was 20,744,856 at March 1, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders (Part III).

INTEGRA BANK CORPORATION
2008 FORM 10-K ANNUAL REPORT

FORM 10-K
INTEGRA BANK CORPORATION
December 31, 2008
ITEM 1. BUSINESS
General
Integra Bank Corporation is a bank holding company that is based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank. As used in this report and unless the context provides otherwise, the terms we, us, the company and Integra refer to Integra Bank Corporation and its subsidiaries. At December 31, 2008, we had total consolidated assets of $3.4 billion. We provide services and assistance to our wholly-owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, we receive income and/or dividends from Integra Bank, where most of our business activities take place.
Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio. These services include commercial, consumer and mortgage loans, lines of credit, credit, debit and gift cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate treasury management services, correspondent banking services, mortgage servicing, annuity products and services, credit life and other selected insurance products, safe deposit boxes, online banking, and complete personal and corporate trust services.
Integra Bank’s products and services are delivered through its customers’ channel of preference. At December 31, 2008, Integra Bank had 80 banking centers, 136 automatic teller machines and four loan production offices. Integra Bank also provides telephone banking services, and a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.
At December 31, 2008, we had 870 full-time equivalent employees. We provide a wide range of employee benefits, are not a party to any collective bargaining agreements, and in the opinion of management, enjoy good relations with our employees. We are an Indiana corporation which was formed in 1985.
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

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject us, Integra Bank, as well as our officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the measures discussed under “Deposit Insurance,” the appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation, or FDIC, as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it failing to become adequately capitalized when required to do so, it failing to submit a timely and acceptable capital restoration plan, or it materially failing to implement an accepted capital restoration plan. Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.
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
Under Federal Reserve policy, the parent company is expected to serve as a source of financial and managerial strength to Integra Bank. The Federal Reserve requires the parent company to stand ready to use its resources to provide adequate capital funds during periods of financial stress or adversity. This support may be required by the Federal Reserve at times when the parent company may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991, the parent company may be required to provide a limited guarantee of compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

Regulatory Capital Requirements
We and Integra Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator. Both complied with applicable minimums as of December 31, 2008, and Integra Bank qualified as “well capitalized” under the regulatory framework. See Note 15 of the Notes to Consolidated Financial Statements for an additional discussion of regulatory capital.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977, or CRA requires financial institutions to meet the credit needs of their entire communities, including low-income and moderate-income areas. CRA regulations impose a performance-based evaluation system, which bases the CRA rating on an institution’s actual lending, service, and investment performance. Federal banking agencies may take CRA compliance into account when regulating a bank or bank holding company’s activities; for example, CRA performance may be considered in approving proposed bank acquisitions. A copy of the most recent CRA public evaluation issued by the OCC for Integra Bank is available at each banking center location.
Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act fostered further consolidation among banks, securities firms, and insurance companies by allowing eligible bank holding companies to register as “financial holding companies.” Financial holding companies can offer banking, securities underwriting, insurance (both agency and underwriting) and merchant banking services.
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

USA Patriot Act of 2001
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or USA Patriot Act increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. The Department of Treasury has issued regulations concerning compliance by covered United States financial institutions with the statutory anti-money laundering requirements regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.
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
Additional Regulation, Government Policies, and Legislation
In addition to the restrictions discussed above, the activities and operations of us and Integra Bank are subject to a number of additional complex and, sometimes overlapping, laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the Fair Credit Reporting Act, the Truth-in-Savings Act, anti-redlining legislation, and antitrust laws.
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
Participation in Capital Purchase Program
On February 27, 2009, we entered into a Letter Agreement with the United States Department of Treasury, or Treasury Department, as part of the Treasury Department’s Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008, or EESA. Pursuant to the Securities Purchase Agreement-Standard Terms, or Securities Purchase Agreement, attached to the Letter Agreement, we issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1, and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69, for an aggregate purchase price of $83,586.
The Treasury Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Pursuant to the terms of the recently enacted American Recovery and Reinvestment Act of 2009, or ARRA, we may, upon prior consultation with the Federal Reserve, redeem the Treasury Preferred Stock at any time. Upon full redemption of the Treasury Preferred Stock, the Treasury Department will also liquidate the associated Warrant in accordance with the ARRA and any rules and regulations thereunder. The Treasury Preferred Stock is generally non-voting.
As part of the transaction contemplated by the Securities Purchase Agreement, we issued the Warrant to the Treasury Department. The Warrant entitles the holder to purchase 7,418,876 shares of common stock at an initial per share exercise price of $1.69, subject to adjustment, for a term of ten years. If our shareholders do not approve the proposed amendment to our articles of incorporation to increase the number of authorized shares of common stock and approve the issuance of the common stock upon exercise of the Warrant in accordance with applicable stock exchange rules as described in the following paragraph by August 27, 2009, the exercise price of the Warrant will be reduced by fifteen percent (15%) to $1.44 per share, and will be further reduced by 15% of the initial exercise price on each six-month anniversary thereafter if shareholder approval has not been obtained, subject to a maximum reduction of $0.76 per share. The Warrant also provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. If we complete one or more qualified equity offerings on or prior to December 31, 2009 that result in us receiving aggregate gross proceeds equal to at least $83,586, then the number of Warrant Shares will be reduced by 50% of the original number of Warrant Shares. Pursuant to the Securities Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

We do not have a sufficient number of authorized shares of our common stock to permit full exercise of the Warrant. Accordingly, we intend to submit a proposed amendment to our articles of incorporation increasing the number of authorized shares of common stock to a vote of shareholders at the 2009 annual meeting. At the same meeting, shareholders will be asked to approve the issuance of the common stock upon exercise of the Warrant in accordance with applicable stock exchange rules.
As a result of our participation in the Capital Purchase Program, we agreed to various requirements and restrictions imposed on all participants in the Capital Purchase Program. Among the terms of participation was a provision that the Treasury Department could change the terms of participation at any time.
The current terms of participation in the Capital Purchase Program include the following:
•
We must file with the SEC a registration statement under the Securities Act of 1933 registering for resale the Treasury Preferred Stock, the Warrant and any shares of common stock issuable from time to time upon exercise of the Warrant.

•
As long as the Treasury Preferred Stock remains outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Treasury Preferred Stock are fully paid, we will not be permitted to declare or pay dividends on any common stock, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Treasury Preferred Stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Treasury Preferred Stock), nor will we be permitted to repurchase or redeem any common stock or preferred shares other than the Treasury Preferred Stock.

•
Unless the Treasury Preferred Stock has been transferred to unaffiliated third parties or redeemed in whole, until February 27, 2012, the Treasury Department’s approval is required for any increase in common stock dividends or any share repurchases other than repurchases of the Treasury Preferred Stock, repurchases of junior preferred shares or common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and purchases under certain other limited circumstances specified in the Securities Purchase Agreement.

•
As a recipient of government funding under the Capital Purchase Program, we must also comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury Department holds only the Warrant, or the Covered Period. The ARRA executive compensation standards apply to our Senior Executive Officers (as defined in the ARRA) as well as other employees. The ARRA directs the Treasury Department to adopt implementing rules for these standards and also grants to the Treasury Department the authority to establish additional standards. These standards are more stringent than those currently in effect under the Capital Purchase Program and the Securities Purchase Agreement or those previously proposed by the Treasury Department, but it is still unclear how these standards will relate to the similar standards announced by the Treasury Department in the guidelines it issued on February 4, 2009, or whether the standards will be considered effective immediately or only after the Treasury Department adopts implementing regulations. The standards imposed by the ARRA include, without limitation, the following:

•	ensuring that incentive compensation for Senior Executive Officers does not encourage unnecessary and excessive risks that threaten the value of the financial institution;
•
any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our 20 next most highly-compensated employees based on statements of earnings, revenues, gains or other criteria that are later proven to be materially inaccurate must be subject to recovery or “clawback” by us;

•
we are prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to our five most highly-compensated employees or such higher number as the Secretary of the Treasury Department may determine is in the public interest, except for grants of restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of an employee’s total annual compensation;

•
severance payments to the Senior Executive Officers and our five next most highly-compensated employees, generally referred to as “golden parachute” payments, are prohibited, except for payments for services performed or benefits accrued;

•	compensation plans that encourage manipulation of reported earnings are prohibited;

•
the Treasury Department may retroactively review bonuses, retention awards and other compensation previously paid to a Senior Executive Officer or any of our 20 next most highly-compensated employees that the Treasury Department finds to be inconsistent with the purposes of the Capital Purchase Program or otherwise contrary to the public interest;

•	our Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures;
•	our proxy statements for annual shareholder meetings must permit a non-binding “say on pay” shareholder vote on the compensation of executives;
•	compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes; and
•	we must comply with the executive compensation reporting and recordkeeping requirements established by the Treasury Department.
The Treasury Department has certain supervisory and oversight duties and responsibilities under the EESA, the Capital Purchase Program and the ARRA. Also, the Special Inspector General for the Troubled Asset Relief Program has the duty, among other things, to conduct, supervise and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury Department under the Capital Purchase Program, including the Treasury Preferred Stock purchased from us.
STATISTICAL DISCLOSURE
The statistical disclosure concerning us and Integra Bank, on a consolidated basis, included in response to Item 7 of this report is hereby incorporated by reference herein.
AVAILABLE INFORMATION
Our Internet website address is http://www.integrabank.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
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

EXECUTIVE OFFICERS OF THE COMPANY
Certain information concerning our executive officers as of March 1, 2009, is set forth in the following table.

NAME	AGE	OFFICE AND BUSINESS EXPERIENCE

Michael T. Vea	50
Chairman of the Board, President, and Chief Executive Officer of the Company (January 2000 to present); Chairman of the Board and Chief Executive Officer of the Company (September 1999 to January 2000).

Martin M. Zorn	52
Executive Vice President, Chief Operating Officer and Chief Financial Officer, (July, 2008 to present), Executive Vice President Finance and Risk, Chief Financial Officer (April 2006 to July, 2008); Executive Vice President, Chief Risk Officer (March 2002 to April 2006); Executive Vice President, Commercial and Metro Markets Manager (March 2001 to March 2002).

Raymond D. Beck	53
Executive Vice President, Chief Credit and Risk Officer (July 2008 to present), Executive Vice President and Chief Credit Officer, Integra Bank (September 2006 to July 2008); Senior Vice President, Commercial Loan Workout Group, National City Corporation (August 2004 to September 2006); Senior Vice President and Senior Credit Officer, Provident Bank (May 2002 to August 2004).

Roger M. Duncan	55
Executive Vice President, Integra Bank, Retail Manager and Community Markets Manager; President of Evansville Region, (July 2008 to present); Executive Vice President, Integra Bank, President of Evansville Region and Community Banking Division, (October 2006 to July 2008); Market Executive, Community Banking Division (January 2000 to October 2006).

Bradley M. Stevens	67
President and Chief Executive Officer - Chicago Region, Integra Bank (April 2007 to present); President and Chief Executive Officer, Prairie Financial Corporation (1994 to April 2007); President and Chief Executive Officer, Prairie Bank and Trust Company (1992 to April 2007).

Roger D. Watson	55	Executive Vice President of Commercial and Corporate Real Estate, Integra Bank (April 2003 to present).

Michael B. Carroll	47
Executive Vice President and Controller of the Company, (December 2008 to present); Senior Vice President and Controller of the Company (December 2005 to December, 2008); Senior Vice President and Risk Manager of the Company (May 2002 to December 2005).

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
As of December 31, 2008, approximately 75% of our loan portfolio consisted of commercial and industrial, agricultural, construction and commercial real estate loans. These types of loans are typically larger than residential real estate and consumer loans, which made up the remaining 25% of our loan portfolio. Because the portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans can lead to a significant increase in non-performing loans. Increases in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
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
Our Profitability Depends Significantly on Local Economic Conditions and Trends.
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

Current Market Developments May Adversely Affect our Industry, Business, Results of Operations and Access to Capital.
At the time of filing this report, the United States is in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. The current slowing economy is evidenced by the continued negative outlook and sentiment, market disruptions, slowing growth rates, declines in housing prices and increases in the consumer price index, in part driven by higher energy and food prices and by employment concerns.
Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to securities issued by government-sponsored entities, credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital. In particular, we face the following risks in connection with these events:
•
Further declines in the housing market and the increased volatility of the stock market may adversely affect consumer confidence and may cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates.

•
The processes we use to estimate probable losses and impairment of assets, including investment securities, may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future charge-offs.

•
Additional losses and declines in financial performance in the banking industry could negatively impact the value of our trust-preferred securities portfolio and result in additional other-than-temporary impairment;

•	A decline in consumer confidence could also result in withdrawal of deposit funds by consumers, negatively impacting our liquidity.
•	Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.
•	We may be required to pay higher FDIC premiums because of the increased deposit coverage and the closure of other financial institutions could deplete the insurance fund of the FDIC.
As each of the above conditions continues to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.
Increases in FDIC insurance premiums could affect our earnings, liquidity and capital.
In February, 2009, the FDIC adopted an interim rule increasing insurance assessments and also imposed a special 20 basis point one-time emergency special assessment. The proposed 20 basis point assessment would be based on deposits as of June 30, 2009 and would be payable at September 30, 2009. We estimate that the cost of the one-time assessment will approximate $5,000 for us. Should the condition of the banking industry continue to decline, it is possible that the FDIC could increase rates further or assess additional emergency assessments and that those increases or assessments could materially affect our reported earnings, liquidity or capital.
We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. We have an incentive to raise at least $83,600 by the end of the year in order to reduce the dilutive effect of the Warrant we recently issued to the Treasury Department. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

There can be no assurance that recent legislative and regulatory initiatives to address difficult market and economic conditions will stabilize the United States banking system and the enactment of these initiatives may significantly affect our financial condition, results of operations, liquidity or stock price.
In 2008 and continuing into 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.
The EESA authorizes the Treasury Department to, among other things, purchase up to $700,000,000 of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies. The purpose of EESA is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the Capital Purchase Program, the Treasury Department is purchasing equity securities from participating institutions. For more information regarding our participation in the Capital Purchase Program, see the discussion under the caption “Participation in Capital Purchase Program” in “Item 1—Business” of this report. The EESA also increased federal deposit insurance on most deposit accounts from $100 to $250. This increase is in place until the end of 2009. The ARRA, which was signed into law on February 17, 2009, includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The EESA and the ARRA followed, and have been followed by, numerous actions by the Federal Reserve, the United States Congress, the Treasury Department, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage market meltdown that began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the United States banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
Because of our participation in the Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on compensation paid to our executive officers.
Pursuant to the terms of the Securities Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare or pay dividends on our common stock, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Treasury Preferred Stock. Further, we are not permitted to increase dividends on our common stock above the amount of our last quarterly cash dividend of $0.01 per share without the Treasury Department’s approval until December 23, 2011, unless all of the Treasury Preferred Stock has been redeemed or transferred by the Treasury Department to unaffiliated third parties. In addition, our ability to repurchase shares of our common stock is restricted. The consent of the Treasury Department generally is required for us to make any stock repurchase (other than purchases of Treasury Preferred Stock or purchases of junior preferred shares or common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 23, 2011, unless all of the Treasury Preferred Stock has been redeemed or transferred by the Treasury Department to unaffiliated third parties. Further, our common stock, junior preferred shares or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Treasury Preferred Stock dividends.

As a recipient of government funding under the Capital Purchase Program, we must comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury Department holds only the Warrant. These standards include (but are not limited to) (i) ensuring that incentive compensation plans and arrangements for Senior Executive Officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our 20 next most highly-compensated employees based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibitions on making golden parachute payments to Senior Executive Officers and our five next most highly-compensated employees, except for payments for services performed or benefits accrued; (iv) prohibitions on paying or accruing any bonus, retention award or incentive compensation with respect to our five most highly-compensated employees or such higher number as the Secretary of the Treasury Department may determine is in the public interest, except for grants of restricted stock that do not fully vest while we participate in the Capital Purchase Program and do not have a value which exceeds one-third of an employee’s total annual compensation; (v) prohibitions on compensation plans that encourage manipulation of reported earnings; (vi) retroactive review of bonuses, retention awards or other compensation that the Treasury Department finds to be inconsistent with the purposes of the Capital Purchase Program or otherwise contrary to the public interest; (vii) required establishment of a company-wide policy regarding “excessive or luxury expenditures”; (viii) inclusion in our proxy statements for annual shareholder meetings of a non-binding “say on pay” shareholder vote on the compensation of executives; and (ix) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the Senior Executive Officers in excess of $500,000 per year. These standards are more stringent than those currently in effect under the Capital Purchase Program and the Securities Purchase Agreement or those previously proposed by the Treasury Department. However, it is still unclear how these standards will relate to the similar standards announced by the Treasury Department in the guidelines it issued on February 4, 2009, or whether the standards will be considered effective immediately or only after the Treasury Department adopts implementing regulations.
The Decline in Fair Value of our Stock Could Adversely Affect Our Ability to Raise Capital, Dilute Current Shareholders’ Ownership or Make it More Expensive to Raise Capital.
The decline in the market prices of financial stocks in general, and our stock in particular, since January 1, 2008, could make it more expensive for us to raise capital in the public or private markets. In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued securities, including shares of common stock authorized and unissued under our stock option plans or additional shares of preferred stock. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance of common stock at current trading prices would significantly dilute the ownership of our current shareholders because we would have to issue more shares than if we had raised the same amount of capital when our share price was higher. A decline in our performance could adversely impact our stock price and the level of interest in an equity offering making it more difficult or expensive to attract investors’ interest. In the case of a debt offering, it could also result in a higher cost of funds, which could negatively impact our future earnings.
If we are unable to redeem the Treasury Preferred Stock after five years, the cost of this capital to us will increase substantially.
If we do not redeem the Treasury Preferred Stock prior to February 27, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Treasury Preferred Stock could have a material negative effect on our liquidity.
The Treasury Preferred Stock impacts net income available to holders of our common stock and earnings per share of our common stock, and the Warrant we issued to the Treasury Department may be dilutive to holders of our common stock.
While the additional capital we raised through our participation in the Treasury Department’s Capital Purchase Program provides further funding to our business and we believe has improved investor perceptions with regard to our financial position, it has increased our equity and the number of actual and diluted outstanding shares of common stock as well as our preferred dividend requirements. The dividends declared and the accretion of discount on the Treasury Preferred Stock will reduce the net income available to holders of our common stock and our earnings per share. The Treasury Preferred Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury Department in conjunction with the sale to the Treasury Department of the Treasury Preferred Stock is exercised. The common stock underlying the Warrant represents approximately 36% of the shares of our common stock outstanding as of February 28, 2009. Although the Treasury Department has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common stock acquired upon exercise of the Warrant is not bound by this restriction.

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
If we fail to perform in any of these areas, our competitive position and ability to retain market share or grow would be weakened, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the measures subject us and other institutions for which they were designed to additional restrictions, oversight or costs that may have an impact on our business, results of operations or the trading price of our common stock.
Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the United States are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations.

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
The Holding Company Relies On Dividends From Integra Bank For Most Of Its Revenue.
Our holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from Integra Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the holding company. Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Integra Bank is unable to pay dividends to the holding company, the holding company may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from Integra Bank could have a material adverse effect on our business, financial condition and results of operations. Our 2008 net loss has the consequence of not allowing, without the prior approval of the OCC, Integra Bank to pay dividends to the parent company at present. The liquidity section of this document within Management’s Discussion and Analysis of Financial Condition and Results of Operations provides details on our plans to fund the parent’s operations throughout 2009.
Potential Acquisitions may Disrupt Our Business and Dilute Shareholder Value.
We seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•	Potential exposure to unknown or contingent liabilities of the target company;
•	Exposure to potential asset quality issues of the target company;
•	Difficulty and expense of integrating the operations and personnel of the target company;
•	Potential disruption to our business;
•	Potential diversion of our management’s time and attention;
•	Changes in the national economy or in the markets in which we do business that reduce the anticipated benefits resulting from an acquisition;
•	The possible loss of key employees and customers of the target company; and
•	Difficulty in estimating the value of the target company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our net investment in real estate and equipment at December 31, 2008, was $48,500. Our offices are located at 21 S.E. Third Street, Evansville, Indiana. The main and all banking center and loan production offices of Integra Bank, and other subsidiaries are located on premises either owned or leased. None of the property is subject to any major encumbrance.
ITEM 3. LEGAL PROCEEDINGS
We are involved in legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Market under the symbol IBNK.
The following table lists the stock price for the past two years and dividend information for our common stock.

		Range of Stock Price		Dividends
	Quarter	High	Low	Declared
2008	1st	$17.32	$12.50	$0.18
	2nd	17.09	7.82	0.18
	3rd	10.33	5.50	0.01
	4th	8.74	1.27	0.01

2007	1st	$27.88	$21.65	$0.17
	2nd	23.92	21.26	0.18
	3rd	22.29	16.28	0.18
	4th	19.97	14.03	0.18
The holding company generally depends upon the dividends it receives from Integra Bank to pay cash dividends to its shareholders. The ability of Integra Bank to pay such dividends is governed by banking laws and regulations and is presently restricted. For additional discussion regarding dividends, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity.” In addition, our participation in the Capital Purchase Program means that we are not permitted to increase our dividend to more than $0.01 per share without the prior approval of the Treasury Department for as long as the Treasury Preferred stock remains outstanding.
As of February 1, 2009, we were owned by 2,010 shareholders of record not including nominee holders.
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

The following is a line graph comparing the cumulative total shareholder return over the years 2003 through 2008 among the Company (IBNK); broad-based industry peer group index (NASDAQ Composite); and Midwest bank index (SNL Midwest Bank Index). It assumes that $100 was invested December 31, 2003, and all dividends were reinvested. The shareholder return shown on the graph is not necessarily indicative of future performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Integra Bank Corporation	100.00	108.44	103.11	136.65	72.73	7.34
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Midwest Bank	100.00	112.84	108.73	125.68	97.96	64.44

ITEM 6. SELECTED FINANCIAL DATA
Integra Bank Corporation and Subsidiaries
(In Thousands, Except Per Share Data and Ratios)

YEAR ENDED DECEMBER 31,	2008	2007	2006	2005	2004

Net interest income	$93,981	$93,249	$82,306	$82,621	$84,467
Provision for loan losses	65,784	4,193	20,294	5,764	1,305
Non-interest income	29,689	37,071	35,827	35,878	33,607
Non-interest expense	220,053	87,650	75,877	77,557	138,180

Income (Loss) before income taxes	(162,167)	38,477	21,962	35,178	(21,411)
Income taxes (benefit)	(51,292)	7,767	2,415	7,879	(14,791)

Net income (loss)	$(110,875)	$30,710	$19,547	$27,299	$(6,620)

PER COMMON SHARE
Net income (loss):
Basic	$(5.39)	$1.55	$1.11	$1.57	$(0.38)
Diluted	(5.39)	1.55	1.11	1.56	(0.38)
Cash dividends declared	0.38	0.71	0.67	0.64	0.72
Book value	9.87	15.87	13.23	12.60	12.05
Weighted average shares:
Basic	20,557	19,778	17,546	17,382	17,318
Diluted	20,557	19,812	17,658	17,468	17,318

AT YEAR-END
Total assets	$3,357,100	$3,350,126	$2,684,479	$2,708,142	$2,757,165
Securities	561,739	636,736	614,718	681,030	801,059
Loans, net of unearned income	2,490,243	2,311,378	1,790,976	1,750,192	1,665,324
Deposits	2,340,192	2,340,137	1,953,852	1,808,503	1,896,541
Shareholders’ equity	204,791	327,804	235,474	220,098	209,291
Shares outstanding	20,749	20,650	17,794	17,465	17,375

AVERAGE BALANCES
Total assets	$3,379,110	$3,104,951	$2,719,056	$2,746,425	$2,758,924
Securities, at amortized cost	593,579	621,199	659,142	757,694	810,716
Loans, net of unearned income	2,407,677	2,128,551	1,782,918	1,688,547	1,644,471
Interest-bearing deposits	2,066,435	2,021,531	1,725,655	1,618,027	1,613,000
Shareholders’ equity	313,699	300,457	230,017	216,278	210,280

FINANCIAL RATIOS
Return on average assets	(3.28)%	0.99%	0.72%	0.99%	(0.24)%
Return on average equity	(35.34)	10.22	8.50	12.62	(3.15)
Net interest margin	3.18	3.46	3.43	3.44	3.52
Cash dividends payout	N/M *	43.83	59.26	40.82	N/M *
Average shareholders’ equity to average assets	9.28	9.68	8.46	7.87	7.62

*	Number is not meaningful.

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
OVERVIEW
The impact of deteriorating economic conditions during 2008 significantly impacted the banking industry in terms of lower levels of earnings and stock prices, and declining credit quality. During 2008, we experienced significant increases in non-performing assets and loan loss provisions. Our decline in credit quality impacted our operations during 2008 in the areas of net interest income, provision for loan losses, non-interest expense and a reversal of a state tax benefit. Our focus shifted during 2008 towards managing our credit, liquidity and capital positions.
The net loss for 2008 was $110,875, or $5.39 per share, compared to net income of $30,710 or $1.55 per share in 2007. The 2008 results include goodwill impairment (primarily related to the April 2007 acquisition of Prairie Financial Corporation, of Chicago, Illinois) of $122,824, a provision for loan losses of $65,784, other than temporary securities impairment of $10,612 and a state income tax valuation allowance of $3,205. Results for 2007 included a provision for loan losses of $4,193, an other-than-temporary impairment charge of $2,726 and no goodwill impairment or state tax valuation allowance. The net interest margin for 2008 was 3.18% for 2008, compared to 3.46% in 2007.
The increased provision for loan losses was primarily attributed to commercial real estate and construction land and development loans which represented 81% of total non-performing loans at December 31, 2008. The provision for loan losses exceeded net charge-offs by $37,176 in 2008.
The allowance to total loans was 2.59% at December 31, 2008, while net charge-offs totaled 119 basis points for 2008, compared to 19 basis points for 2007. Non-performing loans were $150,899, or 6.06% of total loans at December 31, 2008 compared to $22,667 or 0.98% of total loans at December 31, 2007, while the allowance to non-performing loans decreased from 120.3% to 42.7% for the same dates. Non-performing assets increased to $170,295, compared to $25,590 at December 31, 2007.
Net interest income was $93,981 for 2008, compared to $93,249 for 2007, while the net interest margin was 3.18% for 2008, compared to 3.46% in 2007. The net interest margin was negatively impacted by a higher level of non-accrual loans throughout 2008. Non-interest income decreased $7,382 to $29,689, primarily driven by higher securities losses of $8,294, partially offset by increases in deposit service charges, debit card interchange and annuity income. Non-interest expense increased $132,403 to $220,053, primarily due to goodwill impairment of $122,824, higher personnel expenses and loan collection costs and the impact of a full year of expense related to the Prairie acquisition.
Low cost deposit average balances, which include non-interest checking, NOW and savings deposits, were $858,521 during the fourth quarter of 2008, an increase of $77,990, or 9.9% from the fourth quarter of 2007. Commercial loan average balances were $1,836,979 in the fourth quarter of 2008, an increase of $260,139, or 16.5% from the fourth quarter of 2007. This included growth in commercial real estate of $202,108, or 18.4% and commercial and industrial of $58,031, or 12.1%. Direct consumer balances increased $8,912, or 5.3%, while home equity loans increased $22,373, or 15.1%.
At December 31, 2008, Integra Bank’s ratios were above the regulatory minimum for well capitalized status. Integra Bank Corporation’s capital ratios were within the regulatory requirements for being adequately capitalized.

The weakened housing market has stressed our loan portfolio, resulting in a higher provision for loan losses. We executed adjustments to our strategic plan to take into account the current economic downturn, severe housing correction, and weak credit conditions. We are focused on making sure we have adequate capital, liquidity and loan loss reserves to weather the current credit cycle. To maximize capital, we adjusted our loan targets downward, especially in the area of commercial real estate. The growth in our commercial real estate portfolio is attributable, in part, to the difficulties experienced in the permanent financing market. As a result of the worsening credit markets, many of our borrowers have not been able to refinance their completed and stabilized projects on a permanent basis as expected. Accordingly, given the current environment and the continued difficulties in the permanent market, we determined that pursuing additional growth in our commercial real estate portfolio would not be prudent at this time. Starting in the third quarter of 2008, we discontinued pursuing new commercial real estate opportunities, regardless of property type. As expected our commercial real estate balances continued to grow in the short-term as we worked through our remaining pipeline of pending loans and as we funded committed credit facilities. That pipeline declined significantly during the fourth quarter of 2008. As this credit cycle continues, we will continue to evaluate the size of this portfolio.
On February 27, 2009, we entered into a Letter Agreement with the United States Department of Treasury, or Treasury Department, as part of the Treasury Department’s Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008, or EESA. Pursuant to the Securities Purchase Agreement-Standard Terms, or Securities Purchase Agreement, attached to the Letter Agreement, we issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1,000 and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69, for an aggregate purchase price of $83,586.
The Treasury Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Pursuant to the terms of the recently enacted American Recovery and Reinvestment Act of 2009, or ARRA, we may, upon prior consultation with the Federal Reserve, redeem the Treasury Preferred Stock at any time. Upon full redemption of the Treasury Preferred Stock, the Treasury Department will also liquidate the associated Warrant in accordance with the ARRA and any rules and regulations thereunder. The Treasury Preferred Stock is generally non-voting.
Our plan for 2009 includes the following key priorities:
•	pursue opportunities to raise additional capital to maintain “well capitalized” status, and then begin the process of rebuilding capital levels to “fortress” levels;
•	stabilize and then improve our credit profile (as measured by non performing assets);
•	return to profitability, then to future acceptable and sustainable profitability;
•	grow core deposits faster than loans; and
•	generate positive operating leverage (revenue growth that exceeds expense growth).
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
Estimation of Fair Value: The estimation of fair value is significant to several of our assets, including loans held for sale, investment securities available for sale and other real estate owned, as well as fair values associated with derivative financial instruments, intangible assets and the value of loan collateral when valuing loans. These are all recorded at either market value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.
Fair values for securities available for sale are typically based on quoted market prices. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities or level 3 values. Note 17 to the consolidated financial statements provides additional information on how we determine level 3 values. The fair values for loans held for sale are based upon quoted prices. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. If necessary, appraisals are updated to reflect changes in market conditions. The fair values of derivative financial instruments are estimated based on current market quotes.
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. We assessed goodwill for impairment quarterly during 2008 by applying a series of fair-value-based tests. During the third and fourth quarters of 2008, we recorded goodwill impairment of $48,000 and $74,824, respectively. Impairment exists when the net book value of our one reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability. Core deposit intangibles are recorded at fair value based on a discounted cash model valuation at the time of acquisition and are evaluated periodically for impairment. Customer relationship intangibles utilize a method that discounts the cash flows related to future loan relationships that are expected to result from referrals from existing customers. Estimated cash flows are determined based on estimated future net interest income resulting from these relationships, less a provision for loan losses, non-interest expense, income taxes and contributory asset charges.
Other-than-temporary securities impairment: Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, we consider: 1) the length of time and extent that fair value has been less than cost; 2) the financial condition and near term prospects of the issuer; and 3) our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
For securities falling under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”, such as collateralized mortgage obligations, or CMOs, and collateralized debt obligations, or CDOs, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows occurred during the first three quarters of 2008, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), was compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and were discounted at a rate equal to the current effective yield. If an other-than-temporary impairment was recognized as a result of this analysis, the yield was changed to the market rate. The last revised estimated cash flows were then used for future impairment analysis purposes.
In January, 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No 99-20-1 (“EITF 99-20-1”). This FSP substantially aligns the basis for determining impairment under EITF 99-20 for determining impairment with the guidance found in paragraph 16 of SFAS No. 115, which requires entities to assess whether it is probable that the holder will be unable to collect all amounts due according to contractual terms. SFAS No. 115 does not require exclusive reliance on market participant assumptions regarding future cash flows, permitting the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.

Income Taxes: The provision for income taxes is based on income as reported in the financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. An assessment is made as to whether it is more likely than not that deferred tax assets will be realized. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.
NET INCOME (LOSS)
Net income (loss) for 2008 was $(110,875) compared to $30,710 in 2007 and $19,547 in 2006. Earnings per share on a diluted basis were $(5.39), $1.55 and $1.11 for 2008, 2007 and 2006, respectively. Return on average assets and return on average equity were (3.28) % and (35.34) % for 2008, 0.99% and 10.22% for 2007, and 0.72% and 8.50% for 2006, respectively.

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
AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2008			2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
Year Ended December 31,	Balances	& Fees	Cost	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:

Interest-bearing deposits in banks	$4,511	$90	2.00%	$3,427	$167	4.87%	$1,718	$81	4.71%
Federal funds sold & other short-term investments	683	14	2.05%	1,578	58	3.68%	5,437	252	4.63%
Loans held for sale	5,936	366	6.17%	3,346	235	7.02%	1,950	140	7.18%
Securities:
Taxable	494,080	23,581	4.77%	510,129	24,588	4.82%	567,452	26,525	4.67%
Tax-exempt	99,499	7,048	7.08%	111,070	7,949	7.16%	91,690	6,853	7.47%

Total securities	593,579	30,629	5.16%	621,199	32,537	5.24%	659,142	33,378	5.06%

Regulatory Stock	29,179	1,273	4.36%	26,389	1,286	4.87%	29,368	1,479	5.04%

Loans	2,407,677	143,260	5.95%	2,128,551	160,630	7.55%	1,782,918	125,728	7.05%

Total earning assets	3,041,565	$175,632	5.77%	2,784,490	$194,913	7.00%	2,480,533	$161,058	6.49%

Fair value adjustment on securities available for sale	(13,341)			(7,996)			(13,767)
Allowance for loan loss	(34,641)			(25,088)			(21,990)
Other non-earning assets	385,527			353,545			274,280

TOTAL ASSETS	$3,379,110			$3,104,951			$2,719,056

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$560,420	$5,056	0.90%	$506,144	$4,903	0.97%	$497,237	$4,197	0.84%
Money market accounts	370,099	8,296	2.24%	370,953	15,114	4.07%	281,480	10,589	3.76%
Certificates of deposit and other time	1,135,916	42,311	3.72%	1,144,434	53,725	4.69%	946,938	39,635	4.19%

Total interest-bearing deposits	2,066,435	55,663	2.69%	2,021,531	73,742	3.65%	1,725,655	54,421	3.15%

Short-term borrowings	314,212	7,563	2.41%	194,033	9,431	4.86%	178,976	8,574	4.79%
Long-term borrowings	373,306	15,693	4.20%	285,925	15,498	5.42%	305,881	13,092	4.28%

Total interest-bearing liabilities	2,753,953	$78,919	2.87%	2,501,489	$98,671	3.94%	2,210,512	$76,087	3.44%

Non-interest bearing deposits	281,647			272,175			257,625
Other noninterest-bearing liabilities and shareholders’ equity	343,510			331,287			250,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,379,110			$3,104,951			$2,719,056

Interest income/earning assets		$175,632	5.77%		$194,913	7.00%		$161,058	6.49%
Interest expense/earning assets		78,919	2.59%		98,671	3.54%		76,087	3.06%

Net interest income/earning assets		$96,713	3.18%		$96,242	3.46%		$84,971	3.43%

Note:	Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Loans include loan fees of $3,668, $2,786, and $1,881 for 2008, 2007, and 2006, respectively, and nonaccrual loans.

Securities yields are calculated on an amortized cost basis.

Federal tax equivalent adjustments on securities are $2,467, $2,782, and $2,441 for 2008, 2007, and 2006, respectively.

Federal tax equivalent adjustments on loans are $265, $211, and $224 for 2008, 2007, and 2006, respectively.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	a Change in		Total	a Change in		Total
Increase (decrease)	Volume	Rate	Change	Volume	Rate	Change

Interest income

Loans	$19,397	$(36,767)	$(17,370)	$25,553	$9,349	$34,902
Securities	(1,420)	(488)	(1,908)	(1,986)	1,145	(841)
Regulatory Stock	129	(142)	(13)	(145)	(48)	(193)
Loans held for sale	162	(31)	131	98	(3)	95
Other short-term investments	9	(130)	(121)	(97)	(11)	(108)

Total interest income	18,277	(37,558)	(19,281)	23,423	10,432	33,855

Interest expense

Deposits	1,615	(19,694)	(18,079)	10,033	9,288	19,321
Short-term borrowings	4,212	(6,080)	(1,868)	730	127	857
Long-term borrowings	4,130	(3,935)	195	(899)	3,305	2,406

Total interest expense	9,957	(29,709)	(19,752)	9,864	12,720	22,584

Net interest income	$8,320	$(7,849)	$471	$13,559	$(2,288)	$11,271

The following discussion of results of operations is on a tax-equivalent basis. Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.
Net interest income for 2008 was $96,713, or 0.5% higher than 2007. An increase in overall earning assets contributed positively to net interest income. A higher level of non-accrual loans offset this increase, as did the impact from reductions in interest rates, coupled with the inability to further reduce certain funding costs that have reached a floor. Earning asset yields decreased 123 basis points in 2008, compared to a 107 basis point decrease in interest bearing liabilities. The net interest margin was 3.18%, compared to 3.46% in 2007.
Major components of the change in net interest income from 2007 to 2008 are as follows:
•
Average earning assets increased $257,075, or 9.2%. An increase in commercial loan average balances of $356,730 was slightly offset by lower residential mortgage loan average balances of $81,067, lower securities average balances of $27,620 and lower indirect consumer loan average balances of $23,035. The increase in commercial loan average balances was largely due to growth during 2008, but also included a full year of the Chicago region, while 2007 included approximately 8 1/2 months of activity. The change in the composition of earning assets was in line with our strategy throughout 2007 and most of 2008 to improve our mix of earning assets by reducing lower yielding securities, residential mortgage loan and indirect consumer loan balances and increasing the amount of higher yielding commercial loans. The increase in average commercial loan balances for 2008 was driven by increases in commercial real estate loans of $291,308 and commercial and industrial loans of $65,422.

•
The average rate of commercial loans decreased 221 basis points, as LIBOR and prime rates declined throughout 2008 and the level of non-accrual loans increased. Our asset sensitivity (meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities), resulted in our asset yields declining faster and more than the cost of the liabilities funding those assets. Approximately 44% of our variable rate loans are tied to prime, 45% to a LIBOR index and 11% to other floating rate indexes. Prime decreased 400 basis points during 2008, while one-month and three-month LIBOR rates decreased 416 and 328 basis points, respectively. The impact of non-accrual loans on the net interest margin was 21 basis points, or approximately 20 cents of earnings per share. Approximately half of the 36 basis point decline in the margin during the fourth quarter of 2008 was due to the increased level of non-performing loans. Non-accruing interest for loans in non-accrual status at December 31, 2008 approximated 30 basis points. The impact to our net interest margin from the higher percentage of commercial loans positively impacted our net interest margin for the first months of 2008, but then negatively impacted it later in the year when prime and LIBOR rates declined. Total average commercial loans represented 57.2% of total earning assets for 2008, up from 49.7% for 2007. The yield on commercial loans for the fourth quarter of 2008 was 34 basis points lower than the yield on securities during the fourth quarter of 2008, a 259 basis point change from the fourth quarter of 2007, when commercial loan yields were 225 basis points higher than more stable securities yields.

•
Non-interest bearing deposit average balances increased $9,472, while the average balances of savings and interest-bearing demand deposits, which have an average cost of 90 basis points, increased $54,409.

•
The increase in the average balance of earning assets was funded by the increase in low cost deposits, along with increases in short-term Federal Home Loan Bank advances of $95,613, long-term advances of $57,117, brokered deposits of $56,620 and federal funds purchased of $21,586. This was partially offset by a decline in retail certificates of deposit of $65,138. The average cost of funds for Federal Home Loan Bank advances declined 137 basis points to 3.24%, money market declined 183 basis points to 2.24% and time deposits declined 97 basis points to 3.72%.

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
Major contributors to the change in net interest income from 2006 to 2007 are as follows:
•
Average earning assets increased $303,957, or 12.3%. Loans from the Chicago region contributed $303,975 to the average, including average balances of $284,189 of higher yielding commercial loans. Increases in the average balances of commercial loans of $387,650 more than offset planned declines in residential mortgage loans of $40,768, indirect consumer loans of $18,170 and securities of $37,943. This change in the composition of earning assets was in line with our previous strategy of improving our mix of earning assets by reducing lower yielding securities, residential mortgage loan and indirect consumer loan balances and increasing the amount of higher yielding commercial loans. The increase in average commercial loan balances for 2007 was driven by increases in commercial real estate loans of $345,627, and also from loans originated by our commercial lending group located in Cincinnati, Ohio. Average balances for this group increased $50,453.

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

NON-INTEREST INCOME
Non-interest income for 2008 was $29,689, which was $7,382, or 19.9% lower than 2007. Results for 2008 included increases in debit card interchange revenue of $879, deposit service charges of $761, bank owned life insurance income of $426 and annuity commissions of $356. Securities losses were $10,571 for 2008, compared to losses of $2,277 for 2007. Results for 2007 also included a gain on the sale of our mortgage servicing rights portfolio of $577.
Major contributors to the change in non-interest income from 2007 to 2008 are as follows:
•	Continued increasing trends of the amount and number of purchases charged to debit cards by our customers led to an increase in debit card interchange fees of 20.1%.
•
The increase in deposit service charges continues to be a result of the success of our High Performance Checking initiative. Increased customer activity, coupled with increases in non-sufficient funds fees, resulted in the increased fee income.

•
Life insurance income increased in part due to the full-year impact of additional insurance policies purchased during 2007, coupled with death benefits of $414, offset by lower crediting rates on some policies.

•
The increase in annuity commissions resulted from a change in customer preferences that started during 2007 and continued into 2008, due in part to the impact of declining interest rates on alternative products.

•
Securities losses of $10,571 included other-than-temporary impairment charges of $10,612 on four securities. The “Securities Available for Sale and Trading Securities” section of Management Discussion and Analysis, as well as Note 4 of the Notes to the Consolidated Financial Statements provides additional information on the other-than-temporary impairment.

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
Major contributors to the change in non-interest income from 2006 to 2007 are as follows:
•
The increase in deposit service charges continued to be a result of the success of our High Performance Checking initiative, coupled with the impact of the Prairie acquisition. This program has resulted in a net increase of approximately 21,000 checking accounts since we initiated it in early 2005. The greater number of accounts, coupled with increased customer activity and increases in non-sufficient funds fees, resulted in the increased fee income. The new Chicago region contributed $899 of deposit service charges.

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
•
Securities losses of $2,277 included a gain on the sale of Mastercard stock of $1,038, other-than-temporary impairment charges of $2,726, and net losses on sales of other securities of $589. The losses on sales of securities of $819 were largely the consequences of worsening economic conditions, and statements and actions by the Federal Open Market Committee (in particular, the decision to lower the Fed funds target rate in mid September 2007), and our desire to position the securities portfolio (liquidity, interest rate risk, and earnings) over the long term. During the third quarter of 2007, we sold 7,831 shares of Mastercard Class B common stock for $1,038 by converting those shares to Class A shares and then selling them through a voluntary program offered by MasterCard Incorporated. We received the Mastercard stock in 2006 as a result of Mastercard’s public offering. Prior to the third quarter of 2007, these shares did not have a readily determinable fair value and were carried at cost. During the fourth quarter of 2007, we recognized an other-than-temporary impairment charge of $2,726 for four investment grade Federal Home Loan Mortgage Corporation, or “Freddie Mac” securities classified as available for sale securities. Note 4 of the Notes to the Consolidated Financial Statements provides additional information on the other-than-temporary impairment.

•
Life insurance income increased $92, or 4.2% from 2006. This increase was the net of higher levels of bank owned life insurance in 2007, offset by receipt of a bank owned life insurance death benefit in 2006 of $448.

NON-INTEREST EXPENSE
Non-interest expense for 2008 was $220,053, compared to $87,650 in 2007, an increase of 151.1%. This included goodwill impairment of $122,824. The increase in expense, exclusive of the goodwill impairment charge, was $9,579, or 10.9%. Note 10 to the consolidated financial statements provides additional detail about the goodwill impairment charge.
Non-interest expense for 2008, compared to 2007, included increases in personnel expense of $2,526, loan and other real estate owned (OREO) expense of $2,213, occupancy expense of $949, fraud and other losses of $697, sales and franchise taxes of $684, communication and transportation of $542, software of $448 and processing of $397.

Major contributors to the increase of non-interest expense from 2007 to 2008 are as follows:
•
The increase in personnel expense of $2,526, or 5.5%, was a result of an increase in salaries of $2,746, or 8.2%, stock-based compensation expense of $578, or 43.2%, and a decline in deferred personnel costs of $148, or 11.7%, offset by lower incentives of $695, or 26.9%, and severance of $346. The increase in salaries was due in part to the full year of the Chicago region, compared to approximately 8 1/2 months in 2007, additional staffing in loan collections and related areas, 2008 pay rate increases and a lower vacancy rate because of a low rate of personnel turnover. The increase in stock based compensation expense included $193 of forfeiture adjustments. At December 31, 2008, we had 870 full-time equivalent employees or FTEs, compared to 848 FTEs in 2007.

•
Loan and OREO expenses increased $2,213, or 390.3%. This increase is attributed to higher levels of real estate owned and related expenses, expenses incurred in connection with loan workout and collection activities, and loan portfolio management expenses, such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans.

•	Occupancy expenses increased $949, or 10.1%, due to the full year of the Chicago locations, increases in building maintenance and repairs, and higher utilities.
•	Fraud and other losses increased $697, or 124.7%, due primarily to higher check kiting losses.
•
Sales and franchise taxes increased $684, or 62.2%, due to increases in Kentucky and Ohio franchise taxes because of a change in apportionment ratios resulting from the Prairie acquisition, coupled with sales tax liabilities resulting from an audit by the Indiana Department of Revenue.

•
Communication and transportation expenses increased $542, or 12.0%, due primarily to an increase of $475 in telephone expense related to a data line upgrade that included start up costs and a short period of time where both expense from the old and new lines was being incurred, as well as, the addition of two new locations and a full year of expense in Chicago.

•	Software expense increased $448, or 22.1%, because of additional investments in remote branch capture, treasury management, account opening, budgeting and payroll processing software and maintenance.
•
Processing expense increased $397, or 16.1%, primarily in the areas of ATM and debit card processing, in large part due to the impact of a full year of expense from the Chicago region, coupled with higher debit card costs attributed to higher levels of debit card usage.

Non-interest expense for 2007 was $87,650 compared to $75,877 in 2006, an increase of 15.5%. Non-interest expense for 2007 was impacted by the addition of the Chicago region. Expenses charged directly to the new Chicago region totaled $4,493, including personnel expenses of $2,363 and occupancy expenses of $1,007. The Prairie acquisition also increased non-interest expense in other areas that are not charged directly to the Chicago region.
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
Major contributors to the increase of non-interest expense from 2006 to 2007 are as follows:
•
The increase in personnel expense of $5,891, or 14.7%, was a result of the addition of the Chicago region, higher health insurance, incentive and stock-based compensation expenses and investments in personnel in our commercial banking line of business. Incentives and commissions increased $604, in part due to commissions and incentives paid as a result of increases in revenues. Stock-based compensation expense increased $716, or 115.5%, due to the adoption of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), in 2006. The expense associated with both the 2006 and 2007 grants was amortized, while 2006 included only one year’s grant amortization. At December 31, 2007, we had 848 full-time equivalent employees or FTEs compared to 802 FTEs in 2006.

•
Occupancy expenses increased $1,248, or 15.3%, due to the $1,007 impact of the addition of the five Chicago banking centers and the addition of a new banking center in Union, Kentucky, which added $80 in expense.

•
Professional fees increased $1,657, or 56.1%, due primarily to $650 of non-routine collection expenses and legal fees related to a fourth quarter 2006 charge-off and $585 of investment banking, legal, accounting and other professional fees we incurred in connection with the proposed acquisition of Peoples Bancorp, Inc., or Peoples, a thrift holding company based in Cincinnati, Ohio. The parties terminated the agreement for the acquisition in January 2008. The remainder of the increase was related to the acquisition of Prairie, including systems conversion and merger integration related expenses and higher legal, external audit and examination fees.

•
The increase of intangibles expense of $627, or 67.2%, was entirely due to core deposit and customer relationship intangible amortization expense recorded with the Prairie acquisition. Core deposit and customer relationship intangibles totaling $6,380 are being amortized on an accelerated basis over ten and five years, respectively.

•
Travel and meals increased $333, or 43.6%, largely because of expenses associated with travel to Chicago, both before and after the effective date of the Prairie acquisition, as well as because of travel expenses incurred in connection with due diligence and merger integration planning for the Peoples acquisition that was later terminated.

•
Postage and courier expense increased $309, or 9.1%, because of the use of courier services to and from the new Chicago region, coupled with higher postage expense related to mailings for our High Performance Checking program.

•
Sales and franchise taxes increased as a higher level of income was apportioned to states in which we pay franchise tax, particularly Ohio, coupled with receipt in 2006 of a franchise tax refund claim for a prior year.

INCOME TAXES
We recognized an income tax benefit of $51,292 in 2008, as compared to tax expense of $7,767 in 2007, and expense of $2,415 in 2006. The effective tax rate for 2008 was 31.6% and includes the benefits of $1,968 of low income tax housing credits. These credits are a direct offset to tax expense and a large component of lowering tax expense in each of the three years presented. This compares to an effective tax rate of 20.2% and total tax credits of $2,240 for 2007, and an effective rate of 11.0% and total tax credits of $2,389 in 2006.
The effective rate for 2008 was also affected by the non deductible portion of the goodwill impairment charge of $31,436 and a valuation allowance of $3,180 that was established due to a determination that it is more likely than not that our Indiana carryforwards will not be realized prior to their expiration. A tax benefit of $34,546 was recognized for the tax deductible portion of this goodwill which approximated 74% of the total.
We establish valuation allowances for our deferred tax assets when the amount of the expected future taxable income is not likely to support the use of the deduction or credit. At this time we expect to utilize our remaining federal and state net operating losses as well as tax credits being carried forward in future periods along with our deferred tax assets resulting from timing differences. At December 31, 2008 our state net operating loss carryforward totaled $15 and was attributed entirely to the state of Illinois.
Investments in tax exempt bank-owned life insurance policies on certain officers, generated $2,597 of income in 2008, $2,193 in 2007, and $2,166 during 2006. Life insurance income for 2008 and 2007 increased from 2006 due to higher levels of bank owned life insurance, while 2006 included a bank owned life insurance death benefit of $448. A death benefit of $415 was also received in 2008.
See Note 12 of the Notes to the Consolidated Financial Statements for an additional discussion of our income taxes.

INTERIM FINANCIAL DATA
The following tables reflect summarized quarterly data for the periods described:

	2008
Three months ended	December 31(4)	September 30	June 30	March 31

Interest income	$40,244	$42,305	$43,260	$47,091
Interest expense	18,807	18,445	18,094	23,573

Net interest income	21,437	23,860	25,166	23,518
Provision for loan losses	38,169	17,978 (1)	6,003	3,634
Non-interest income	5,759	10,184	3,012 (2)	10,734
Non-interest expense	99,568	72,187 (3)	24,177	24,121

Income (Loss) before income taxes	(110,541)	(56,121)	(2,002)	6,497
Income taxes (benefits)	(28,919)	(22,794)	(1,103)	1,524

NET INCOME (LOSS)	$(81,622)	$(33,327)	$(899)	$4,973

Earnings (Loss) per share:
Basic	$(3.97)	$(1.62)	$(0.04)	$0.24
Diluted	(3.97)	(1.62)	(0.04)	0.24

Average shares:
Basic	20,569	20,567	20,554	20,537
Diluted	20,569	20,567	20,554	20,544

	2007
Three months ended	December 31(4)	September 30	June 30	March 31

Interest income	$51,384	$51,327	$49,367	$39,842
Interest expense	26,729	26,629	25,800	19,513

Net interest income	24,655	24,698	23,567	20,329
Provision for loan losses	2,280	723	455	735
Non-interest income	7,538	10,387	9,931	9,215
Non-interest expense	23,371	22,242	21,870	20,167

Income (loss) before income taxes	6,542	12,120	11,173	8,642
Income taxes (benefits)	727	2,914	2,840	1,286

NET INCOME (LOSS)	$5,815	$9,206	$8,333	$7,356

Earnings per share:
Basic	$0.28	$0.45	$0.41	$0.42
Diluted	0.28	0.45	0.41	0.41

Average shares:
Basic	20,535	20,527	20,331	17,678
Diluted	20,542	20,545	20,407	17,786
Notes:

(1)	Increase in provision in loan loss during the third quarter of 2008 occurred as non-performing loans increased.

(2)	Includes $6,302 of other-than-temporary securities impairment.

(3)	Includes goodwill impairment of $48,000.

(4)	See below discussion on fourth quarter 2008 results for additional details.

FOURTH QUARTER 2008 AND 2007
Fourth quarter 2008 net income (loss) was $(81,622), or $(3.97) per diluted share, while the pre-tax loss was $110,541. The pre-tax loss for the fourth quarter of 2008 was largely attributable to the provision for loan losses of $38,169, as well as goodwill impairment charges of $74,824.
Fourth quarter 2008 results, as compared to third quarter 2008, included increases in the provision for loan losses of $20,191 and non-interest expense of $27,381, as well as a decrease in non-interest income of $4,425 and net interest income of $2,423. An increased income tax benefit of $6,125 partially offset these items.
The increased provision was primarily allocated to commercial real estate and construction land and development loans which represented 81% of total non-performing loans. The provision for loan losses exceeded net charge-offs by $22,671 for the fourth quarter of 2008.
The allowance to total loans increased 89 basis points to 2.59% at December 31, 2008, while annualized net charge-offs increased 117 basis points to 2.48%. Non-performing loans increased to $150,899, or 6.06% of total loans, compared to 3.46% at September 30, 2008, while the allowance to non-performing loans decreased from 49% to 43% for the same dates. Non-performing assets increased to $170,295, compared to $92,438 at September 30, 2008. The net charge-off ratio for all of 2008 was 1.19%.
Net interest income was $21,437 for the fourth quarter of 2008, compared to $23,860 for the third quarter of 2008, while the net interest margin declined 36 basis points to 2.86%. Approximately 18 basis points of the 36 basis point decline in the margin was due to the increased level of nonaccrual loans.
Low cost deposits, which include non-interest checking, NOW and savings deposits, increased during the fourth quarter by $8,426, or 3.9% annualized. Retail certificates of deposit increased $22,866, or 10.0% annualized, brokered certificates of deposit increased $70,062, or 127% annualized, and money market balances declined $36,037, or 39.0% annualized. We funded the majority of our loan growth during the fourth quarter of 2008 by using longer-term brokered deposits, retail certificates and Term Auction Facility borrowings. The use of longer-term funding extended maturities, thereby improving our liquidity position, but had a negative impact on the net interest margin.
Commercial loan average balances increased $60,705 in the fourth quarter of 2008, or 13.6% on an annualized basis. This included growth in commercial real estate of $56,092, or 18.0% annualized, and commercial and industrial of $4,612, or 3.4% annualized. The growth in commercial real estate came primarily from commitments made prior to the fourth quarter of 2008.
Non-interest income was $5,759 for the fourth quarter of 2008 and included a $4,309 other than temporary impairment charge on three trust preferred investment securities.
Non-interest expense for the fourth quarter of 2008 was $99,568, including $74,824 of goodwill impairment. The third quarter of 2008 included goodwill impairment of $48,000.
The income tax benefit for the fourth quarter of 2008 was $28,919, which equates to an effective tax rate of 26.2%. The tax benefit is a result of lower than projected 2008 net and taxable income, coupled with the fourth quarter loss, the impact of low income housing tax credits and tax free loan, municipal security and bank-owned life insurance income, partially offset by a $3,205 state income tax valuation allowance.
Fourth quarter 2007 net income was $5,815, or $0.28, per diluted share.
FINANCIAL CONDITION
Total assets at December 31, 2008, were $3,357,100, compared to $3,350,126 at December 31, 2007.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents, including federal funds sold and other short-term investments totaled $62,773 at December 31, 2008, compared to $75,990 one-year prior. The balance of this account fluctuates daily based on our and our customers’ needs.
SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES
The securities portfolio represents our second largest earning asset after commercial loans and serves as a liquidity source for us. Total investment securities classified as available for sale of $561,739 comprised 16.7% of total assets at December 31, 2008, compared to 17.4% at December 31, 2007, reflecting a $21,215 decrease during 2008. Securities held for trading totaled $53,782 at December 31, 2007 and were sold during 2008.
During 2007 and 2008, we continued to reduce the size of our securities portfolio, utilizing those cash flows to help fund growth in our commercial loan portfolio. Mortgage-backed securities and collateralized mortgage obligations, or CMOs, represented 77.2% of the securities portfolio at December 31, 2008, as compared to 68.4% at December 31, 2007. Mortgage-backed securities carry an inherent prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates.

SECURITIES AVAILABLE FOR SALE	December 31,
(At Fair Value)	2008	2007	2006
U.S. Government agencies	$761	$16,142	$16,165
Collateralized Mortgage Obligations:
Agency	274,076	234,664	267,321
Private Label	28,610	41,319	46,096
Mortgage-backed securities	131,253	122,811	133,630
FHLMC Preferred stock	—	9,973	14,774
Trust Preferred	28,401	46,244	21,167
State & political subdivisions	90,028	106,819	76,143
Other securities	8,610	4,982	39,422

Total	$561,739	$582,954	$614,718

The fair value of available for sale securities as of December 31, 2008, by contractual maturity, except for mortgage-backed securities and CMOs, which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Available for Sale Securities	Fair Value

Due in one year or less	$24,957
Due from one to five years	259,738
Due from five to ten years	176,510
Due after ten years	100,534

Total	$561,739

SECURITIES HELD FOR TRADING
(At Fair Value)	December 31, 2007
Mortgage-backed securities	$18,385
Collateralized Mortgage Obligations	35,397

Total	$53,782

The net gain on trading activities included in non-interest income for 2008 and 2007 was $321 and $123, respectively.
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
During the second quarter of 2008, we recognized an other-than-temporary impairment charge of $6,302 on two trust preferred securities. Trust preferred securities consisted of six pooled collateralized debt obligations (CDOs) and five single name issues at both June 30, 2008 and December 31, 2008. The unrealized losses on CDOs were separately evaluated at June 30, 2008 under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets. The decline in values of trust preferred securities during 2008 is the result of the widening in market spreads that many sectors of the market have experienced during this period of unprecedented market disruption. Furthermore, a majority of the underlying issuers of these CDOs are financial institutions, and three of our pooled issues include insurance companies and real estate investment trusts (REITs). At December 31, 2008, net unrealized losses for our securities portfolio totaled $12,914 after recognition of a fourth quarter other-than-temporary impairment charge of $4,309, with $10,358 of this amount coming from the trust preferred securities portfolio.
The other-than-temporary charge recognized during the second quarter of 2008 was concentrated in two trust preferred securities. The first of these two securities, a Trapeza 11 bond, in which we had invested in the “D-1” tranche, had a 6.9% interest deferral and default rate, failed the overcollateralization test and was rated BB+ by Fitch, with a negative watch. The two trust preferred securities we took an other-than-temporary impairment charge for during the second quarter included the highest percentage of non-financial institution issuers, and given the unfavorable real estate market, obligations of REITs were an increasing credit concern. The July 7, 2008 default of IndyMac, one of the participants in Trapeza 11, as well as the previous default of American Homebuilders, were key factors in our consideration of whether this security had experienced other-than-temporary impairment at June 30, 2008. IndyMac represented approximately $9,750 or 2.0% and America Homebuilders defaulted for $10,000 of the collateral for the security. In addition, the current fair value declined to 54.5% of book value, and we expected future disruptions in cash flows because of these defaults. As a result, we determined that this security met the definition of other-than-temporarily impaired at June 30, 2008, and recorded an impairment charge of $3,412. The second of the securities was an Alesco 10A bond, in which we invested in the “C-1” tranche. This security was experiencing a 5.3% interest deferral rate, failed the overcollateralization test at June 30, 2008, and was rated A- by Fitch, with a negative watch. The July 7, 2008 default of IndyMac, one of the participants in the Alesco bond, was a key factor in our consideration of whether this security had experienced other-than-temporary impairment at June 30, 2008. IndyMac represented approximately $22,400 or 2.4% of the total amount of the collateral for this security. The fair value, at June 30, 2008 had declined to 64.1% of book value, and we expected future disruptions in cash flows because of the default. We also determined that this security met the definition of other-than-temporarily impaired and recorded an impairment charge of $2,890.
In January 2009, the FASB issued FASB Staff Position No 99-20-1 (“EITF 99-20-1”). This FSP replaces the cash flow analysis required in EITF 99-20 for determining impairment with the guidance found in paragraph 16 of SFAS No. 115, which requires entities to assess whether it is probable that the holder will be unable to collect all amounts due according to contractual terms. SFAS No. 115 does not require exclusive reliance on market participant assumptions regarding future cash flows, permitting the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.
We incorporated several factors into our determination of whether the trust preferred securities in our portfolio had incurred other-than-temporary impairment, including current defaults and deferrals, the likelihood that a deferring issuer will reinstate, recovery assumptions on defaulted issuers, expectations for future defaults and deferrals, structural support within the securities and the coupon rate at the issuer level compared to the coupon on the tranche, among others. In evaluating these factors we examined the trustee reports to determine current payment history and the structural support that existed within the securities at December 31, 2008. Upon completion of this analysis, we determined that we should recognize other-than-temporary impairment on three securities.
For those securities, we engaged an outside firm to utilize Monte Carlo simulations to model future deferrals and defaults and coupon rates based on the current swap curve to project future cash flows within the waterfall structure. Additionally, we used that modeling to determine the loss distribution at different percentiles, considering results at the 75th percentile as probable. This analysis was modeled using the cash flows for each issuer and in turn for the tranches that we own for the probability of and the timing of defaults, discounting the cash flows back using a risk neutral rate, adjusted for a liquidity spread. Market risk is captured in the model on an issuer basis as a function of both volatility and excess returns and credit risk is captured as a probability of default.

The Alesco bond was downgraded by Moody’s in August 2008 to Baa1 (a grade considered “investment grade” by Moody’s, with two lower grades still in the “investment grade” category), and had one additional deferral and three additional defaults during the third and fourth quarters, and had no securities subordinate to the tranche we were invested in. The results of our modeling at December 31, 2008 indicated that there was additional other-than-temporary impairment of $773. We recognized that impairment during the fourth quarter of 2008.
We recognized other-than-temporary impairment on two other bonds. The first of these two bonds is a Trapeza 12 bond, in which we had invested in the “D-1” tranche. This bond had experienced two defaults and three deferrals as of December 31, 2008, with one of those deferrals occurring in the third quarter of 2008. The bond was rated A- by Fitch at December 31, 2008 and had $30,500 of securities subordinate to the tranche we were invested in. That amount assumes no cash is collected from all issuers currently in deferral or default. It also does not consider the potential impact the Treasury Capital Purchase Program may have on financial institution issuers involved in the trust preferred issue that may be or have been approved for funds in 2009. We recorded $2,377 of other-than-temporary impairment at December 31, 2008 to reduce the fair value of this bond to $3,623.
The second bond is a US Capital Funding V bond, in which we had invested in the B-1 tranche. This bond had experienced two defaults and three deferrals as of December 31, 2008, with one of those defaults occurring in the third quarter of 2008. The bond was rated A3 by Moodys and A- by Fitch at December 31, 2008 and had $4,800 of securities subordinate to the tranche we were invested in. We recorded $1,159 of other-than-temporary impairment at December 31, 2008 to reduce the fair value of this bond to $1,844.
The Trapeza 11 bond’s Fitch rating did not change during the third or fourth quarters of 2008, and the results of our modeling indicated that the fair value had increased $1,147 since June 30, 2008. During the third and fourth quarters of 2008, the Trapeza 11 bond had two additional defaults. At December 31, 2008, the Trapeza 11 bond had $4,600 of securities subordinate to the tranche we were invested in.
We also review financial information for our trust-preferred securities on the companies who were on the borrowing side of these transactions. For the financial institutions involved, we review financial data that includes earnings, capital, net charge-offs and non-performing assets, as well as the overall financial trends of the issuers. Based on the latest trustee reports, discussions with underwriters, review of third party analysis of the trust preferred portfolio, review of underlying financial information such as ratings, deferrals and defaults, as well as review of projected cash flows, we believe that no adverse change in estimated cash flows occurred during the fourth quarter outside of the Alesco, Trapeza 12 and US Capital Funding securities mentioned above and anticipate no additional interruption of cash flows.
Each of the four securities we have taken other-than-temporary impairment on remains classified as available for sale at December 31, 2008.
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
On September 24, 2007, we sold securities with a book value of $15,835 for $15,016, resulting in a loss on the sale of $819. Prior to this sale, we had the ability and the intention to hold all of our securities that had a fair value below cost until maturity. In the third quarter of 2007, we conducted a comprehensive review of our securities available for sale portfolio. The review was the result of the changing economic landscape from recent events surrounding the mortgage industry, recent statements and actions by the Federal Open Market Committee (in particular, the decision to lower the Fed funds target rate in mid September 2007), and our desire to reposition the securities portfolio (liquidity, interest rate risk, and earnings) over the long term.
The sale of these securities and purchase of $17,698 of new securities helped ensure that our overall interest rate risk position stayed within policy requirements of our Capital Markets Risk Policy which considers our ability to fund our liabilities, the duration of our loan portfolio and the model or target duration of our asset mix. The loss recognized during the third quarter of 2007 was solely due to interest rates; it was expected that the securities would have fully recovered their value if held to maturity.
During the fourth quarter of 2007, we recognized a $2,726 pre-tax charge for an other-than-temporary impairment related to two Federal Home Loan Mortgage Corporation “Freddie Mac” perpetual preferred securities. We sold these securities during the second quarter of 2008.

REGULATORY STOCK
Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock. From time to time, we purchase shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. During 2008 and 2007, we sold $28 and $118 of our FHLB stock back to the FHLB at par, while adding $1,035 from the Prairie acquisition in 2007. In 2007, we added $570 of Federal Reserve stock from Prairie, and purchased an additional $3,282 of Federal Reserve stock.
LOANS
Loans, net of unearned income, at December 31, 2008, totaled $2,490,243 compared to $2,311,378 at year-end 2007, reflecting an increase of $178,865, or 7.7%. Commercial loans (which include commercial, industrial and agricultural; tax exempt, lease financing, commercial real estate; and construction and development) increased $246,110 at December 31, 2008, compared to year-end 2007. This increase was driven primarily by an increase in commercial mortgage loans of $138,185, or 46.3%, commercial, industrial and agricultural of $58,942, or 8.5%, and commercial construction and development loans of $31,602, or 5.2%. Commercial loans in the Chicago region totaled $332,131 at December 31, 2008, compared to $376,965 at December 31, 2007. During 2008, the Chicago commercial portfolio experienced significant increases in past due and non-performing loans, as well as higher losses. Charge-offs recorded during 2008 from this portfolio totaled $14,222.
Our commercial loan growth during the fourth quarter of 2008 included increases in commercial real estate, including commercial construction and land development loans of $56,092, or 18.0% annualized. The growth came primarily from commitments made prior to the fourth quarter of 2008. Commercial and industrial, or C&I, loan average balances increased $4,612, or 3.4% annualized.
Our non-owner occupied commercial real estate, or CRE portfolio is managed by three areas, with $695,496 managed by our commercial real estate team headquartered in Cincinnati, Ohio, our CRE line of business, $279,742 managed by our Chicago region and the remainder managed in our other markets. Our largest property-type concentration is in retail projects at $290,005, or 26.6%, of the total CRE portfolio, which includes direct loans or participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers such as Walgreens, Sherwin Williams and Advance Auto and for regional shopping centers with national and regional tenants. Our second largest concentration is multifamily at $208,664, or 19.1%, of the total CRE portfolio. Our third largest concentration is for land acquisition and development at $159,087, or 14.6%, of the total, which represents both commercial development and residential development. Finally, our fourth largest concentration at $140,346, or 12.9%, is to the single-family residential and construction category, 62.2% of which is in the Chicago area. No other category exceeds 8% of the CRE portfolio. Of the total non-owner occupied CRE portfolio, 59.2%, or $645,746 is classified as construction. At December 31, 2008, $845,487, or 77.5%, of the CRE portfolio is located in our core market states of Indiana, Kentucky, Illinois and Ohio. The three largest concentrations outside of our core market states are $65,498, or 6.0% located in Florida, $22,390, or 2.1% located in Georgia and $22,356, or 2.1%, located in Nevada. Non-owner occupied CRE non-performing loans in our core market states of Indiana, Kentucky, Illinois and Ohio totaled $94,299 at December 2008, with another $7,920 located in Florida, $4,045 located in North Carolina and none in Nevada. A total of $9,585 of our non-performing loans at December 31, 2008, were located in South Carolina, in which we had $11,386 of loans outstanding. The majority of projects located outside of Indiana, Kentucky, Illinois and Ohio are with developers located in or with a major presence in our four-state area that have developed or are developing properties in other states. We do not execute non-recourse financing.
The growth in our CRE portfolio, coupled with the planned decline in our indirect consumer and residential mortgage loan portfolio, has increased our level of concentration risk. The balance in our non-owner occupied CRE portfolio increased from $912,654, or 39.5% of the total loan portfolio at December 31, 2007, to $1,091,499 or 43.8% of the total portfolio at December 31, 2008. The bulk of the increase consists primarily of construction loans to experienced national and regional developers. In addition, the continued growth of our CRE line of business, coupled with our middle-market C&I business based in Cincinnati and our Chicago region added in April 2007, has increased our number of relationships with total exposure in excess of $10,000. From December 31, 2007 to December 31, 2008, the number of relationships with total exposure in excess of $10,000 has increased from 40 relationships, or $650,697 in commitments, to 43 relationships, or $756,119 in commitments.

The majority of the increase results from our CRE group which pursues a strategy of serving high quality, experienced national and regional developers. Typically, these loans are for construction projects with anticipated construction periods of three years or less. Retail has been the predominant property type with many of the projects pre-leased to well-known national companies. To date, problems experienced by this group have been principally limited to residential construction and development. In addition, a portion of the increase in larger relationships is tied to our Cincinnati-based C&I business. This business, which began in May 2006, is comprised of a team of lenders hired from a large, super-regional bank with many combined years of middle-market lending experience and long-standing relationships with most of their clients. Also, we require a high level of approval authority for larger relationships. Currently, any new relationship in excess of $10,000 specifically requires the approval of the Chief Executive Officer and the Chief Credit and Risk Officer. Finally, in August 2008, we amended our loan policy with respect to large borrower concentrations by decreasing our maximum exposure guidelines. During the fourth quarter of 2008, we did not add any new relationships with commitments in excess of $10,000.
The growth in our CRE portfolio is attributable, in part, to the difficulties experienced in the permanent financing market. These difficulties, which began in 2007 and continued through 2008, have made it more difficult for many of our borrowers to refinance their completed and stabilized projects on a permanent basis as expected. Accordingly, given the current environment and the continued difficulties in the permanent market, we determined that pursuing additional growth in our CRE portfolio would not be prudent. Accordingly, during the third quarter of 2008, we discontinued pursuing new CRE opportunities, regardless of property type. Our CRE balances will likely continue to grow in the short-term, however, as we fund against committed credit facilities. As this credit cycle unfolds, we will continue to evaluate the size of this portfolio. CRE loan balances in Chicago, which is where most of our non-performing loans have originated, were $300,360 at December 31, 2008 compared to $342,520 at December 31, 2007.
C&I loans increased $58,942, or 8.5%, from year-end 2007. The net increase was due in part to an increase in the outstanding balance of loans originated by our Cincinnati, Ohio, based commercial lending team and from loans to customers located in our community markets, primarily in Evansville, Indiana, and its surrounding areas. The 2007 acquisition of Prairie did not have an impact on this portfolio, as their commercial portfolio was largely concentrated in commercial real estate.
Residential mortgage loans decreased $71,032, or 18.7%, from year-end 2007. We expect the balance of residential mortgage loans will continue to decline during 2009, since we sell substantially all originations to a private label provider on a servicing released basis. We evaluate our counterparty risk with this provider on a quarterly basis by evaluating their financial results and the potential impact to our relationship with them of any declines in financial performance. If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products. The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio. Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.
Home equity lines of credit, or HELOC loans increased $25,838, or 17.8%, at December 31, 2008, from year end 2007. HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence. HELOC loan average balances increased $13,838, or 9.5% from 2007.
Consumer loans, which include both direct and indirect loans, decreased $22,052, or 12.6% at December 31, 2008, from year end 2007. The average balance of indirect consumer loans declined $23,035, or 20.7% during 2008, as we exited this line of business in December 2006 in order to originate higher yielding commercial loans. The indirect loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets. Indirect loans at December 31, 2008, were $79,129 compared to $99,848 at December 31, 2007.
The average balance of direct consumer loans increased $13,691, or 8.5% during 2008.
Loans delinquent 30-89 days were $64,947, or 2.61% of our portfolio at December 31, 2008, an increase of $35,589 from September 30, 2008. Delinquent loans include $51,087 of CRE loans, or 3.92% of that portfolio, $1,520 of C&I loans, or 0.28% of that portfolio, $7,459 of residential mortgage loans, or 3.59% of that portfolio, and $4,881 of consumer and home equity loans, or 1.12% of that portfolio.
Of the $51,087 of CRE loans, $44,473, or 87%, are located in the Chicago region. The increasing level of delinquency in the Chicago we experienced during 2008 reflected the downturn in the Chicago market. As the sale of new homes in Chicago continues to be weak, our borrowers are having difficulty in maintaining their loans on a current basis. We expect that delinquency levels in Chicago will remain high and could increase until the Chicago market improves.

LOAN PORTFOLIO AT YEAR END

	2008	2007	2006	2005	2004
Commercial, industrial and agricultural loans	$748,446	$689,504	$568,841	$572,936	$563,382
Economic development loans and other obligations of state and political subdivisions	24,502	7,227	7,179	8,422	13,195
Lease financing	5,397	5,291	5,495	5,740	5,731
Commercial mortgages	436,336	298,151	180,249	180,907	224,066
Construction and development	641,460	609,858	260,314	186,177	72,517
Residential mortgages	309,397	380,429	436,309	447,250	456,007
Home equity lines of credit	171,241	145,403	132,704	135,685	143,037
Consumer loans	153,464	175,516	199,887	213,079	187,395

Total loans	2,490,243	2,311,379	1,790,978	1,750,196	1,665,330
Less: unearned income	—	1	2	4	6

Loans, net of unearned income	$2,490,243	$2,311,378	$1,790,976	$1,750,192	$1,665,324

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
LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2008
Total Loans

		After 1 Year
	Within	But Within	Over
Rate sensitivities:	1 Year	5 Years	5 Years	Total

Fixed rate loans	$82,352	$411,551	$256,667	$750,570
Variable rate loans	1,444,686	136,456	8,529	1,589,671

Subtotal	$1,527,038	$548,007	$265,196	2,340,241

Percent of total	65.25%	23.42%	11.33%

Nonaccrual loans				150,002

Total loans				$2,490,243

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2008
Commercial, Industrial, Agricultural, Economic Development, Obligations of State and Political Division, Construction and Development Loans

		After 1 Year
	Within	But Within	Over
	1 Year	5 Years	5 Years	Total
Commercial, industrial and agriculture loans	$457,313	$218,671	$45,755	$721,739
Economic development loans and other obligations of state and political subdivisions	15,030	8,764	708	24,502
Construction and development	556,013	10,111	197	566,321

Total	$1,028,356	$237,546	$46,660	$1,312,562

Fixed rate	$48,581	$210,209	$44,327	$303,117
Variable rate	979,775	27,337	2,333	1,009,445

Subtotal	$1,028,356	$237,546	$46,660	1,312,562

Percent of total	78.35%	18.10%	3.55%

Nonaccrual loans				101,846

Total				$1,414,408

NON-PERFORMING ASSETS
Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which we have suspended recognizing interest because of doubts as to the borrower’s ability to repay principal or interest according to the terms of the contract. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectability of the loan is in question or when we determine the loan is impaired. Loans which are less than 90 days past due, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower’s financial position. Loans 90 days or more past due, which totaled $897 at December 31, 2008, are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted.
NON-PERFORMING ASSETS AT YEAR END

	2008	2007	2006	2005	2004
Non-performing loans:(1)

Nonaccrual	$150,002	$18,549	$8,625	$25,013	$17,971
90 days past due and still accruing interest	897	4,118	228	40	576

Total non-performing loans	150,899	22,667	8,853	25,053	18,547

Other real estate owned	19,396	2,923	936	440	243

Total non-performing assets	$170,295	$25,590	$9,789	$25,493	$18,790

(1)	Includes non-performing loans classified as loans held for sale.
Non-performing loans were 6.06% and 0.98% of total loans, net of unearned income at the end of 2008 and 2007, respectively. The increase in non-performing loans and other real estate owned is primarily due to the housing downturn that began in 2007 and continued through 2008, affecting not only residential mortgage lending, but also commercial real estate lending related to residential construction. In the fourth quarter of 2008, we continued to experience a decline in credit quality, primarily limited to residential construction and development, although we did begin to experience some decline in other portfolios as macro factors continued to deteriorate in the economy. Since we do not underwrite a subprime product, the performance of our residential mortgage portfolio continues to be acceptable.

Non-performing loans were $150,899 at December 31, 2008, compared to $22,667 at December 31, 2007, with $65,713 of that increase coming during the fourth quarter. Our ratio of non-performing to total loans increased to 6.06% at December 31, 2008, compared to 0.98% at December 31, 2007. Of the non-performing loans, $122,796 are in our commercial real estate portfolio and $20,470 are commercial and industrial, while the balance consists of homogenous 1-4 family residential and industrial and consumer loans. Non-performing assets in our commercial and industrial loan portfolio totaled $20,470, or 12.0% of the total, while non-performing assets in our 1-4 family and consumer portfolios totaled $9,450, or 5.5% of the total. Non-performing loans to total loans for the remainder of our portfolio totaled 201 basis points at December 31, 2008. Non-performing loans increased $10,001 to $160,900 at January 31, 2009.
Our residential builder business is located primarily in Chicago. The increase in non-performing loans and assets during 2008 came primarily from this product line, from our CRE line of business and from a large commercial loan to an unaffiliated financial institution. Total non-performing CRE loans at December 31, 2008 totaled $122,796, of which $102,323 was for residential real estate related projects. Of this total, $72,833 was from Chicago and $29,489 from our CRE line of business. The Chicago non-owner occupied commercial real estate portfolio had commitments of $289,702 and outstanding balances of $279,742 at December 31, 2008. The Chicago portfolio made up 55% and 59% of our total non-performing loans and non-performing assets at December 31, 2008. Non-owner occupied real estate within the CRE line of business had commitments of $910,852 and outstanding balances of $695,496 at December 31, 2008. This portfolio made up 27% and 24% of our total non-performing loans and non-performing assets at December 31, 2008. Chicago and the CRE line of business make up 14.1% and 31.2% of total outstanding loans. A loan to an unaffiliated financial institution, discussed below, represented 85.5% of our non-performing C&I loans at December 31, 2008.
As previously disclosed, we extended a $17,500 secured line of credit to Peoples which matured on June 30, 2008. The balance at December 31, 2008 was $17,500. Interest was paid current through December 31, 2008. The line of credit is secured by a pledge of all of the outstanding stock of Peoples’ savings association subsidiary. Peoples’ primary federal regulator has prohibited its savings association subsidiary from paying cash dividends to the holding company without prior consent of such regulator. As a result, the borrower is currently limited to existing cash and cash equivalents for liquidity at the holding company level. The savings association subsidiary is considered “well-capitalized” under regulatory requirements, with tangible capital of $35,706 at December 31, 2008. As a result of its condition, Peoples began actively pursuing a transaction which, if consummated, would have resulted in the line of credit being paid in full. In July 2008, we entered into a short-term forbearance agreement to allow Peoples time to enter into a definitive agreement and obtain necessary approvals for such a transaction. In September 2008, Peoples announced that it had entered into a definitive agreement with another bank and a private hedge fund for a sale transaction that was subject to regulatory and shareholder approval. In December 2008, one of the buying parties exercised its right to terminate the agreement. Since then, Peoples has been working with its investment banker to locate another buyer or an alternative transaction. We extended the forbearance agreement through January 31, 2009 to facilitate Peoples’ efforts. At this date, Peoples has not been successful in locating another buyer or transaction and the forbearance agreement has expired. We continue to believe that a sale of Peoples or its savings association subsidiary or another or alternative transaction is possible and that the value of the savings association subsidiary exceeds the amount owed to us. Due to the uncertainty of these circumstances, we placed the line of credit in nonaccrual status at December 31, 2008 and established a specific reserve for this credit in our allowance for loan losses.
We continue to monitor the situation closely. However, there can be no assurance that the loan will be paid in full, or, if the loan is not paid as anticipated, that the parties will reach agreement on an acceptable resolution.
At December 31, 2008, the Peoples line of credit was our largest non-performing loan. The second largest non-performing loan is to a Louisville, Kentucky-area builder for a condominium project near Hilton Head, South Carolina. The outstanding balance of this loan, after a charge-off of $1,147 was $8,376 at year-end, while the total amount of all outstanding loans to this borrower was $9,585. This project has not performed as expected and we are pursuing collection. The third largest non-performing loan has a balance of $7,100 at year-end and is secured by a condominium project in Panama City, Florida. Like many Florida projects, sales in this project have been slow. We recognized charge-offs totaling $2,833 against this loan in the third and fourth quarters of 2008. The fourth largest non-performing loan at December 31, 2008 has an outstanding balance of $6,651 and is secured by a residential development and adjacent land in the Chicago area.
The majority of the remainder of our commercial non-performing loans are secured by one or more residential properties in the Chicago area, typically at an 80% or less loan to value ratio at inception. The Chicago residential real estate market has continued to experience less sales activity than we originally anticipated. However, while the Chicago market has experienced a decline in housing prices, according to published data, to date the decline seems to be limited, when compared to certain other areas of the United States. The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 18.6% from the peak of the index in September 2006 to the most recent index for December 2008, as published in February 2009. The Zillow index for the fourth quarter of 2008 shows a decline of 16.0% from its peak during the second quarter of 2006. On a year over year basis, the Zillow index shows a decline of 10.2% for all homes, with a 10.5% decline for single family housing and a 9.1% decline for condominiums. Information gained by us by reviewing new appraisals for existing loans has been consistent generally with the declines indicated by the Case-Schiller and Zillow indices. Since April 2008, we have obtained new appraisals on 78% of our non-performing loans in Chicago, with 35% obtained during the fourth quarter. Further, we believe the overall demand for housing in Chicago has been relatively low. Many potential buyers are choosing to rent rather than buy at this time, with market information indicating an increase in rental demand and rental rates. Should sales levels in Chicago remain stable at their current values or continue to decline in 2009, there is risk that we would experience further deterioration.

Impaired loans totaled $142,496 at December 31, 2008, compared to $12,095 at December 31, 2007. A total of $141,301 of impaired loans at December 31, 2008 had a related allowance for loan loss, compared to $11,527 at December 31, 2007. The allowance for loan losses for impaired loans included in the allowance for loan losses was $24,561 at December 31, 2008, compared to $752 at December 31, 2007. The average balance of impaired loans was $71,255 for 2008, compared to $7,685 for all of 2007.
Other real estate owned increased to $19,396 at December 31, 2008, compared to $2,923 at December 31, 2007, again, due largely to our residential builder portfolio. The ratio of non-performing assets to total loans and other real estate owned increased to 6.79% at December 31, 2008, compared to 1.11% at year end 2007 because of the increase in non-performing loans. Approximately 59%, or $100,704, of our total non-performing assets is in our Chicago region. These assets represent approximately 28% of the total assets in our Chicago region.
The interest recognized on nonaccrual loans was approximately $12, $55 and $105 in 2008, 2007 and 2006, respectively. The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $2,451, $463 and $193 for 2008, 2007 and 2006, respectively.
We maintain a watch list of commercial loans and review those loans quarterly. For the most part, loans are designated as watch list loans to ensure more frequent monitoring. The assets are reviewed to ensure proper earning status and management strategy. If we determine that there is serious doubt as to performance in accordance with the original terms of the contract then the loan is placed on nonaccrual. We also review nonaccrual loans on an ongoing basis.
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
Consumer, mortgage and small business loans are centrally underwritten and approved while commercial loans are approved through a combination of limited individual lending authorities, independent senior credit officers, the Chief Credit and Risk Officer and the Chief Executive Officer. A limited number of officers have the authority, in certain cases and for certain loan types, to override centrally denied loan requests. Those overrides must meet certain conditions and are centrally tracked and monitored for performance. New relationships in excess of $10,000 require the approval of both the Chief Credit and Risk Officer and the Chief Executive Officer.
The allowance for loan losses is the amount that, in our opinion, is adequate to absorb probable incurred loan losses as determined by our ongoing evaluation of the loan portfolio. Our evaluation is based upon consideration of various factors including growth of the loan portfolio, an analysis of individual credits, loss data over an extended period of time, adverse situations that could affect a borrower’s ability to repay, industry concentrations, prior and current loss experience, the results of recent regulatory examinations and current economic conditions.
We charge off loans that we deem uncollectible to the allowance, and credit recoveries of previously charged off amounts to the allowance. We charge a provision for loan losses against earnings at levels we believe are necessary to assure that the allowance can absorb probable losses.
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
Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the market value of the collateral, less estimated cost to liquidate. For non-collateral dependent loans, the allowance is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement.
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
The unallocated portion of the allowance covers general economic uncertainties as well as the imprecision inherent in any forecasting methodology. At December 31, 2008, the unallocated reserve included within the allowance for loan losses was $5,935 as compared to $642 at December 31, 2007. The unallocated portion of the allowance increased at December 31, 2008 for two reasons. The first was to reflect the pace of change and unpredictability of the current economic environment and how it could affect our estimate of losses. The second is to provide for those loans which are collateral dependent in terms of potential additional collateral stress, given the continued declines in the market value of real estate collateral across our lending footprint.
The factors used to evaluate homogenous loans in accordance with the SFAS No. 5, “Accounting for Contingencies” are reviewed at least quarterly and are updated as conditions warrant. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to an amount that is adequate to absorb estimated loan losses as determined by our periodic evaluations of the loan portfolio. Our evaluation is based upon consideration of actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations.
The adequacy of the allowance for loan losses is reviewed on a quarterly basis and presented to the Credit and Risk Management Committee of the Board of Directors for review, and to the Audit Committee of the Board of Directors for approval. The accounting policies related to the allowance for loan losses are significant policies that involve the use of estimates and a high degree of subjectivity. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the assessment of credit risk after careful consideration of known relevant facts. In developing this assessment, we rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries or issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield different results, which may require an increase or decrease in the allowance for loan losses.
Our process to perform this analysis includes expanded data analysis, back-testing and ongoing refinements to documentation surrounding the adequacy of the allowance. The allowance provides reliable measures of the probability of default and risk of loss for our categories of loans with similar risk characteristics and analyzes loss data over the period of time that we believe is appropriate when coupled with management adjustments we apply towards that data. The appropriateness of management adjustments is considered in terms of market conditions, portfolio performance and portfolio concentrations. In considering market conditions, we review a variety of information including unemployment statistics, foreclosure rates and housing statistics from third party indices and reports. We believe this improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. This process does not impact losses estimated in accordance with SFAS 114.
The allowance for loan losses was $64,437 at December 31, 2008, representing 2.59% of total loans, compared to $41,766 at September 30, 2008, or 1.70% of total loans and $27,261 at December 31, 2007, or 1.18% of total loans. The allowance for loan losses to non-performing loans ratio was 42.7% at December 31, 2008, compared to 49.0% at September 30, 2008 and 120.3% at December 31, 2007. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination. At December 31, 2008, we believe that our allowance appropriately considers the expected loss in our non-performing loans. The provision for loan losses was $38,169 for the three months ended December 31, 2008, and $65,784 for the twelve months ended December 31, 2008. This compares to $2,280 and $4,193 for the three and twelve months ended December 31, 2007.

The provision for loan losses exceeded net charge-offs by $22,671 during the fourth quarter of 2008. Annualized net charge-offs to average loans were 2.48% for the quarter, compared to 0.25% for the fourth quarter of 2007, and 1.19% for the twelve months ended December 31, 2008. For the fourth quarter of 2008, net charge-offs included $11,786 of CRE, $2,162 of commercial, $468 of residential mortgage, $412 of indirect consumer loan and $389 of checking account net charge-offs, while the remaining $281 came from various other loan categories. CRE net charge-offs during the fourth quarter of 2008 included $1,964 and $1,261 for two condominium projects in Chicago, $1,818 for a residential development and land loan in Chicago and $1,269 for a condominium project in Hilton Head, South Carolina being developed by a Louisville, Kentucky based developer.
For 2008, net charge-offs included $18,026 of CRE, $5,433 of commercial, $1,746 of indirect consumer loans, $1,284 of checking accounts and $1,032 of residential mortgage net charge-offs while the remaining $1,087 came from various other loan categories.
Given the current unprecedented economic conditions, we continue to take several steps to improve our credit management processes, including the following:
•
During 2008, we obtained new appraisals covering approximately 35% of the properties securing our Chicago area non-performing loans and we used those appraisals to help determine the need for and amount of specific reserves within the allowance for loan losses. Since April 1, 2008 we have obtained new appraisals on approximately 78% of the properties securing our Chicago area non-performing loans. We plan to continue to order new or updated appraisals for any commercial real estate loans that warrant it as this cycle continues.

•	We are directing our Chicago lending staff to manage non-performing loans in their portfolio and have hired additional personnel to assist with managing the more troubled relationships.

•
We discontinued pursuing new CRE opportunities, regardless of property type, starting in the third quarter. We expect our CRE balances will continue to grow in the short-term, however, as we fund committed credit facilities. As this credit cycle unfolds, we will continue to evaluate the size of this portfolio.

•
We have instituted a new additional portfolio review process in which relationship managers are required to present selected loans in their portfolio to credit administration and executive management. The loans to be presented are selected by credit administration based upon a number of factors, including the size and age of the loan, product type, industry type and delinquency.

•	We have implemented other policy and process changes, including actions to reduce our concentration risk as well as tightening our loan approval standards and processes.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)

	2008	2007	2006	2005	2004
Allowance for loan losses, January 1	$27,261	$21,155	$24,392	$23,794	$25,403
Allowance associated with purchase acquisitions	—	5,982	—	—	—
Loans charged off:
Commercial, industrial and agriculture	8,338	1,244	21,509	3,461	1,550
Commercial mortgages	3,257	54	66	620	859
Construction and development	12,368	200	—	—	13
Residential mortgages	1,485	797	704	589	1,321
Home Equity	352	246	397	130	154
Consumer	4,412	2,900	2,665	1,818	961

Total	30,212	5,441	25,341	6,618	4,858
Recoveries on charged off loans:
Commercial, industrial and agriculture	280	315	633	621	1,386
Commercial mortgages	20	18	174	32	242
Construction and development	—	—	—	—	24
Residential mortgages	184	154	171	166	249
Home Equity	11	105	41	64	24
Consumer	1,109	780	791	569	394

Total	1,604	1,372	1,810	1,452	2,319

Net charge-offs	28,608	4,069	23,531	5,166	2,539
Provision for loan losses	65,784	4,193	20,294	5,764	1,305
Allowance related to loans sold	—	—	—	—	(299)
Transfer to reserve for unfunded commitments	—	—	—	—	(76)

Allowance for loan losses, December 31	$64,437	$27,261	$21,155	$24,392	$23,794

Total loans at year-end, net of unearned income	$2,490,243	$2,311,378	$1,790,976	$1,750,192	$1,665,324
Average loans	2,407,677	2,128,551	1,782,918	1,688,547	1,644,471
Total non-performing loans	150,899	22,667	8,853	25,053	18,547

Net charge-offs to average loans	1.19%	0.19%	1.32%	0.31%	0.15%
Provision for loan losses to average loans	2.73	0.20	1.14	0.34	0.08
Allowance for loan losses to loans	2.59	1.18	1.18	1.39	1.43
Allowance for loan losses to non-performing loans	42.70	120.27	238.96	97.36	128.29

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

	Allowance Applicable to					Percent of Loans to Total Gross Loans
Loan Type	2008	2007	2006	2005	2004	2008	2007	2006	2005	2004

Commercial, industrial and agriculture	$17,675	$8,060	$7,337	$11,713	$10,326	30%	30%	32%	33%	34%
Economic development loans and other obligations of state and political subdivisions	—	—	—	—	86	1%	—	—	—	1%
Lease financing	1	1	1	56	63	—	—	—	—	—
Commercial mortgages	9,274	3,076	1,804	2,173	3,127	18%	13%	10%	10%	14%
Construction and development	22,038	7,150	2,537	1,904	763	26%	26%	15%	11%	4%
Residential mortgages	3,083	3,287	3,688	4,105	3,622	12%	17%	24%	26%	27%
Home equity	1,776	1,082	1,172	885	1,059	7%	6%	8%	8%	9%
Consumer	4,655	3,963	3,434	3,246	2,291	6%	8%	11%	12%	11%

Allocated	58,502	26,619	19,973	24,082	21,337	100%	100%	100%	100%	100%

Unallocated	5,935	642	1,182	310	2,457

Total	$64,437	$27,261	$21,155	$24,392	$23,794

The increase in the allowance for construction and development loans is due to continued growth in that portfolio, coupled with higher levels of non-performing assets, specifically the Chicago area builder loans discussed above. The increase in the allowance for commercial, industrial and agriculture is due to growth in that portfolio, coupled with an increase in loss factors to reflect current economic conditions.
DEPOSITS
Total deposits were $2,340,192 at December 31, 2008, compared to $2,340,137 at December 31, 2007. Low cost deposits, defined as non-interest bearing, interest checking and savings deposits, were $884,406 at December 31, 2008, up $101,927, or 13.0% from $782,479 at December 31, 2007.
The average balances of each low cost deposit category increased, with non-interest bearing deposits increasing by $9,472, or 3.5%, interest checking by $34,814, or 9.4%, and savings by $19,462, or 14.5%. Money market deposits and retail certificates of deposit decreased by $854, or 0.2% and $65,138, or 6.5%. Brokered deposit average balances increased $56,620, or 38.7%, offsetting the majority of the decline in retail certificates. Fourth quarter 2008 balances for non-interest bearing deposits increased $467, or 0.7% annualized, interest bearing checking increased $2,975, or 2.9% annualized and savings increased $4,984, or 12.5% annualized from those at September 30, 2008.
A slight increase in the number of accounts coupled with higher levels of customer account activity, and a fee increase, resulted in an increase in deposit service charges of $761 or 3.7% in 2008, compared to an increase of $1,438 or 7.6% in 2007.

TIME DEPOSITS OF $100 OR MORE AT DECEMBER 31, 2008

Maturing:
3 months or less	$204,694
Over 3 to 6 months	136,953
Over 6 to 12 months	139,127
Over 12 months	122,745

Total	$603,519

SHORT-TERM BORROWINGS
Short-term borrowings totaled $415,006 at December 31, 2008, an increase of $142,736 from year-end 2007. Short-term borrowings primarily include federal funds purchased (which are purchased from other financial institutions, generally on an overnight basis) securities sold under agreements to repurchase (which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service), short-term FHLB advances and term funds made available by the Federal Reserve through its Term Auction Facility, or TAF. TAF borrowings were $176,900 at December 31, 2008.

At December 31, 2008, we had an unsecured, unused line of credit for $15,000 with another financial institution, available federal funds purchased lines of $345,000, availability from the FHLB of $2,457 and availability of $669,674 under the Federal Reserve borrower in custody program.
LONG-TERM BORROWINGS
Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, floating rate unsecured subordinated debt and trust preferred securities. Long-term borrowings decreased $15,790 during 2008, to $360,917 from $376,707 at December 31, 2007.
We continuously review our liability composition. Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.
At December 31, 2008, we were not in compliance with two financial covenants in the agreement for our $18,000 unsecured term loan and $15,000 short-term line of credit. We repaid the term note in full during the first quarter of 2009, and obtained a waiver for the covenant violations, as they pertained to the $15,000 short-term line of credit. The line of credit was cancelled during the first quarter of 2009.
Note 14 to the consolidated financial statements provides additional information about our long-term debt.
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
The following table lists our significant contractual obligations and significant commitments coming due in the periods indicated at December 31, 2008. Further discussion of these obligations or commitments is included in Note 18 of the Notes to the Consolidated Financial Statements.

		Less than	1 to 3	3 to 5	After 5
As of December 31, 2008	Total	One Year	Years	Years	Years

Contractual On Balance Sheet Obligations
Time Deposits	$1,154,375	$887,816	$223,954	$27,606	$14,999
Long-term debt	360,917	13,545	30,549	212,530	104,293
Operating leases	17,755	2,499	4,162	3,748	7,346

Total contractual cash obligations	$1,533,047	$903,860	$258,665	$243,884	$126,638

Off Balance Sheet Obligations
Lines of credit	$445,516	$215,241	$84,036	$7,251	$138,988
Standby letters of credit	24,204	11,596	11,985	30	593
Other commitments	263,881	77,533	153,529	28,226	4,593

Total other commitments	$733,601	$304,370	$249,550	$35,507	$144,174

CAPITAL RESOURCES
Shareholders’ equity totaled $204,791 at December 31, 2008, a decrease of $123,013 or 37.5% from 2007. The decrease was primarily due to the net loss of $110,875 and cash dividends of $7,870.
Shareholder’s equity totaled $327,804 at December 31, 2007, an increase of $92,330 or 39.2% from 2006. The increase was primarily due to the shares of common stock we issued in the Prairie acquisition of $82,445 and net income of $30,710, partially offset by cash dividends of $14,152 and stock repurchases of $9,556.
The dividend payout ratio for 2008 was not meaningful, given the 2008 loss, and was 43.8% for 2007. Given worsening economic conditions, in the third quarter of 2008 we reduced the quarterly dividend to one cent ($0.01) per share. As long as the senior preferred shares we issued under the Capital Purchase Program are outstanding, we will not be able to increase the quarterly dividend without the prior consent of the Treasury Department. The amount of cash dividends we pay directly affects our capital levels. We expect to continue building capital through earnings retention until there is clear improvement in the credit cycle and economy.
The average equity to average asset ratio was 9.28% and 9.68% for 2008 and 2007, respectively.
We opened a new banking center in Union, Kentucky in 2007. At December 31, 2008, we had no future contractual commitments related to construction of new banking centers. During the first quarter of 2009, we sold three banking offices located in Georgetown and Lexington, Kentucky and two banking offices in Lawrenceburg, Kentucky, for a total gain of approximately $2,500.
The banking industry is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2008 and 2007, we and Integra Bank exceeded the regulatory minimums and Integra Bank met the regulatory definition of “well capitalized”. See additional discussion in Note 15 to the Consolidated Financial Statements.
Our strategy for maintaining or increasing capital, include the following:
•	Improving and retaining our level of earnings;

•	Reducing CRE lending; we may also sell non-core assets to reduce the size of our balance sheet;

•	Issuing new capital in an opportunistic basis as we feel necessary and as conditions warrant; and

•	Delevering through the sales of loans and securities.
During the third quarter of 2008, we filed a registration statement relating to equity securities with the Securities and Exchange Commission to be issued through a shelf registration process, increasing our ability to respond quickly to capital-raising opportunities that may occur in the future. During the fourth quarter of 2008, we applied for inclusion in the Capital Purchase Program established by the Treasury Department. On February 27, 2009, we completed a transaction in which the Treasury Department invested $83,586 in exchange for senior preferred stock and a related warrant to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share.
The senior preferred stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve. The impact of the receipt of the $83,586 in funding is expected to increase our regulatory capital ratios by approximately 250 to 300 basis points. The impact on Integra Bank’s ratios will depend on how those funds are deployed. The actual impact to our and Integra Bank’s capital ratios depends on the actual use of the funds and the impact on total risk weighted assets and regulatory capital.
Capital trust preferred securities currently qualify as Tier 1 capital for the parent holding company under Federal Reserve guidelines. As a result of the issuance of FASB Interpretation No. 46, the Federal Reserve adopted a rule that allows the limited inclusion of trust preferred securities in Tier 1 capital, subject to stricter qualitative limits.

LIQUIDITY
Liquidity of a banking institution reflects the ability to provide funds to meet loan requests, to fund existing commitments, to accommodate possible outflows in deposits and other borrowings. We continuously monitor our current and prospective business activity in order to design maturities of specific categories of short-term and long-term loans and investments that are in line with specific types of deposits and borrowings.
For the Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. When these sources are not adequate, we may use the TAF, brokered deposits, repurchase agreements or federal funds. We may also sell investment securities, utilize the Bank’s borrowing capacity with the FHLB, or secure funding utilizing the provisions of the FDIC Temporary Liquidity Guarantee Program’s Debt Guarantee Program as alternative sources of liquidity. At December 31, 2008 and 2007, respectively, Federal Funds sold and other short-term investments were $419 and $3,630. Additionally, at December 31, 2008, we had $345,000 available from unused, uncommitted Federal Funds lines and in excess of $139,507 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $669,674 as part of its liquidity contingency plan.
During the second half of 2008, the financial markets experienced unprecedented volatility as the interbank markets were severely disrupted and federal funds rates varied widely intraday. The actions taken by the Treasury Department and the FDIC have improved the performance of these markets and liquidity.
Banking customers’ concern regarding deposit safety has caused increased deposit volatility. Again, actions by the FDIC, in particular increases in insurance coverage, appear to have reduced the level of anxiety. We have seen other financial institutions pay above market rates for funds, particularly term certificates of deposit, in some of the markets in which we operate, particularly in Southern Indiana and Northern Kentucky.
In light of these conditions, we significantly increased our use of the brokered certificate of deposit markets to diversify our sources of funding, obtained longer term funding and improved pricing at certain terms given local market pricing pressure. We have also utilized the TAF, a source of short-term funding to assist with short-term liquidity needs.
Our liquidity at the holding company level is provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. Because of the 2008 net loss, we are currently required to obtain advance approval from the Bank’s primary regulator prior to paying a dividend to our parent company. Should we make such a request, no assurance can be given that it would be approved. As a participant in the Capital Purchase Program, we cannot increase our current quarterly dividend of $0.01 per share without the prior consent of the Treasury Department until the Treasury Preferred Stock has been redeemed in full.
Our liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, and other general corporate purposes. We believe that funds necessary to meet our 2009 liquidity needs will be available from cash and securities, our line of credit, or other sources that we expect to be available during the year.
In February 2009, we were approved to participate in the U.S. Treasury Department’s Capital Purchase Program and received funding of $83,586, in exchange for shares of a new series of senior preferred stock and a related warrant to purchase common stock on the standard terms and conditions of the program. The Treasury Preferred stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve and may be repurchased at any time under certain conditions. The Treasury Department also received a 10-year warrant to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share. As part of this program, we were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program. See Participation in Capital Purchase Program, in the “Regulation and Supervision” section of this document for further details about those standards.
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
Earnings at Risk (“EAR”). We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a “Base” scenario using implied forward rates. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At December 31, 2008, we would experience a negative 12.63% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 4.35% change in net interest income. Because current rates are near historically low levels, it is remote that rates could decline 200 basis points. Therefore, this scenario has minimal meaning and we have chosen to evaluate the impact in a downward 100 basis point rate shock to evaluate our risk. EAR in the downward 100 basis point scenario was -5.72% at December 31, 2008 versus 0.02% at December 31, 2007. The change is primarily driven by the absolute low level of rates on December 31, 2008. Many short term market rates were under 1.00% at December 31, 2008, and would not experience a full 100 basis point reduction in the most recent income scenarios. This has a detrimental impact on EAR as a 100 basis point cut in the rate on income producing prime loans would not be accompanied by an offsetting reduction in the funding costs from Fed Funds or other short term funding sources. In addition, many deposit rates are at floor levels and would provide no additional relief in a declining rate scenario. The simulation for the upward 200 bp scenario is well within the policy limits established by the Board ALCO. The positive change in EAR in the +200 scenario from -1.44% to 4.35% primarily results from the year over year increase in variable rate commercial loans, a sharp decrease in the volume of retail CDs renewing in the first six months of 2009 versus 2008 and a shift in the mix of deposits from money market products to more stable rate savings products.
Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
December 31, 2008	-12.63%	-5.72%	4.35%

December 31, 2007	-2.55%	0.02%	-1.44%

Economic Value of Equity (“EVE”). We consider EVE to be our best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. We use a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a base scenario using implied forward rates. The standard simulation analysis assesses the impact on EVE by shocking the implied forward yield curve up and down 100, 200, and 300 basis points. This simulation model projects multiple rate paths under each rate scenario and projects the estimated economic value of assets and liabilities for each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the base interest rate scenario is shocked up or down 200 basis points with a limit of minus 15%.
At December 31, 2008, we would experience a negative 13.35% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 0.57% change in EVE. Both of these measures are within Board approved policy limits. Again, as a 200 basis point reduction in rates currently has minimal meaning, we have chosen to evaluate the impact in a downward 100 basis point rate shock to evaluate our risk. EVE risk in the downward 100 basis point scenario fell to negative 6.07% at December 31, 2008 versus a positive 0.35% for December 31, 2007 with the absolute low level of rates as the most significant driver in the year over year change. The year over year improvement in the +200 scenario largely resulted from a change in the mix of assets as variable rate commercial loans grew in volume while fixed rate commercial loans, mortgage loans and predominantly fixed rate securities all declined.
Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
December 31, 2008	-13.35%	-6.07%	0.57%

December 31, 2007	-0.91%	0.35%	-4.32%
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on that assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
Crowe Horwath LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2008 as stated in their report dated March 4, 2009.

/s/ Michael T. Vea Chairman of the Board, President	/s/ Martin M. Zorn Chief Operating Officer and
and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Integra Bank Corporation
Evansville, Indiana
We have audited the accompanying consolidated balance sheets of Integra Bank Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Integra Bank Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integra Bank Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integra Bank Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Integra Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Crowe Horwath LLP
Louisville, Kentucky
March 4, 2009

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$62,354	$72,360
Federal funds sold and other short-term investments	419	3,630

Total cash and cash equivalents	62,773	75,990
Loans held for sale (at lower of cost or fair value)	5,776	5,928
Securities available for sale	561,739	582,954
Securities held for trading	—	53,782
Regulatory stock	29,155	29,179
Loans, net of unearned income	2,490,243	2,311,378
Less: Allowance for loan losses	(64,437)	(27,261)

Net loans	2,425,806	2,284,117
Premises and equipment	48,500	50,552
Goodwill	—	123,050
Other intangible assets	9,928	11,652
Other assets	213,423	132,922

TOTAL ASSETS	$3,357,100	$3,350,126

LIABILITIES
Deposits:
Non-interest-bearing demand	$284,032	$265,554
Interest-bearing:
Savings, interest checking and money market accounts	901,785	918,023
Time deposits of $100 or more	603,519	505,491
Other interest-bearing	550,856	651,069

Total deposits	2,340,192	2,340,137
Short-term borrowings	415,006	272,270
Long-term borrowings	360,917	376,707
Other liabilities	36,194	33,208

TOTAL LIABILITIES	3,152,309	3,022,322

Commitments and contingent liabilities (Note 18)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — 1,000,000 shares authorized
None outstanding
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 20,748,880 and 20,650,165 respectively	20,749	20,650
Additional paid-in capital	208,732	206,991
Retained earnings	(15,754)	104,913
Accumulated other comprehensive income (loss)	(8,936)	(4,750)

TOTAL SHAREHOLDERS’ EQUITY	204,791	327,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,357,100	$3,350,126

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006
INTEREST INCOME
Interest and fees on loans:
Taxable	$142,502	$160,026	$125,088
Tax-exempt	493	393	416
Interest and dividends on securities:
Taxable	23,581	24,588	26,525
Tax-exempt	4,581	5,167	4,412
Dividends on regulatory stock	1,273	1,286	1,479
Interest on loans held for sale	366	235	140
Interest on federal funds sold and other short-term investments	104	225	333

Total interest income	172,900	191,920	158,393
INTEREST EXPENSE
Interest on deposits	55,663	73,742	54,421
Interest on short-term borrowings	7,563	9,431	8,574
Interest on long-term borrowings	15,693	15,498	13,092

Total interest expense	78,919	98,671	76,087
NET INTEREST INCOME	93,981	93,249	82,306
Provision for loan losses	65,784	4,193	20,294

Net interest income after provision for loan losses	28,197	89,056	62,012

NON-INTEREST INCOME
Service charges on deposit accounts	21,078	20,317	18,879
Other service charges and fees	5,139	4,662	4,155
Debit card income-interchange	5,258	4,379	3,301
Trust income	2,156	2,391	2,361
Net securities gains (losses)	(10,571)	(2,277)	577
Cash surrender value life insurance	2,684	2,258	2,166
Other	3,945	5,341	4,388

Total non-interest income	29,689	37,071	35,827
NON-INTEREST EXPENSE
Salaries and employee benefits	48,407	45,881	39,990
Occupancy	10,379	9,430	8,182
Equipment	3,732	3,443	3,412
Professional fees	5,741	5,520	3,826
Communication and transportation	5,064	4,522	4,062
Processing	2,861	2,464	2,083
Software	2,476	2,028	1,684
Marketing	2,140	2,305	1,941
Loan and OREO expense	2,780	567	843
Low income housing project losses	2,503	2,318	2,526
Amortization of intangible assets	1,724	1,560	933
Goodwill impairment	122,824	—	—
Other	9,422	7,612	6,395

Total non-interest expense	220,053	87,650	75,877

Income (Loss) before income taxes	(162,167)	38,477	21,962
Income taxes (benefit)	(51,292)	7,767	2,415

NET INCOME (LOSS)	$(110,875)	$30,710	$19,547

Earnings (Loss) per share:
Basic	$(5.39)	$1.55	$1.11
Diluted	(5.39)	1.55	1.11

Weighted average shares outstanding:
Basic	20,557	19,778	17,546
Diluted	20,557	19,812	17,658
See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2008	2007	2006

Net income (Loss)	$(110,875)	$30,710	$19,547

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $(6,979), $(51), and $955, respectively)	(11,484)	(75)	1,433
Reclassification of amounts realized through impairment charges and sales (net of tax of $3,996, $923, and $(234), respectively)	6,575	1,354	(343)

Net unrealized gain (loss) on securities	(4,909)	1,279	1,090

Change in net pension plan liability (net of tax of $330 and $(302) for 2008 and 2007, respectively)	568	(510)	—
Unrealized gain (loss) on derivative hedging instruments arising in period (net of tax of $78, $144 and $13, respectively)	155	210	19

Net unrealized gain (loss), recognized in other comprehensive income (loss)	(4,186)	979	1,109

Comprehensive income (loss)	$(115,061)	$31,689	$20,656

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Changes In Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE AT JANUARY 1, 2006	17,464,948	$17,465	$127,980	$80,622	$(5,969)	$220,098

Net income	—	—	—	19,547	—	19,547
Cash dividend declared ($0.67 per share)	—	—	—	(11,814)	—	(11,814)
Net change, net of tax, in accumulated other comprehensive income	—	—	—	—	1,109	1,109
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(869)	(869)
Exercise of stock options	289,862	290	6,075	—	—	6,365
Grant of restricted stock, net of forfeitures	39,479	39	(39)	—	—	—
Stock-based compensation expense	—	—	1,038	—	—	1,038

BALANCE AT DECEMBER 31, 2006	$17,794,289	$17,794	$135,054	$88,355	$(5,729)	$235,474

Net income	—	—	—	30,710	—	30,710
Cash dividend declared ($0.71 per share)	—	—	—	(14,152)	—	(14,152)
Repurchase of outstanding shares	(404,450)	(404)	(9,152)	—	—	(9,556)
Net change, net of tax, in accumulated other comprehensive income	—	—	—	—	979	979
Exercise of stock options	29,761	30	331	—	—	361
Issuance of stock for acquisition	3,149,157	3,149	79,296	—	—	82,445
Grant of restricted stock, net of forfeitures	81,408	81	(81)	—	—	—
Stock-based compensation expense	—	—	1,543	—	—	1,543

BALANCE AT DECEMBER 31, 2007	20,650,165	$20,650	$206,991	$104,913	$(4,750)	$327,804

Net income (loss)	—	—	—	(110,875)	—	(110,875)
Cash dividend declared ($0.38 per share)	—	—	—	(7,870)	—	(7,870)
Net change, net of tax, in accumulated other comprehensive income	—	—	—	—	(4,186)	(4,186)
Initial adoption of EITF 06-4	—	—	—	(1,922)	—	(1,922)
Exercise of stock options and restricted shares, net	(4,823)	(5)	(56)	—	—	(61)
Grant of restricted stock, net of forfeitures	103,538	104	(104)	—	—	—
Stock-based compensation expense	—	—	1,901	—	—	1,901

BALANCE AT DECEMBER 31, 2008	20,748,880	$20,749	$208,732	$(15,754)	$(8,936)	$204,791

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,875)	$30,710	$19,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	7,294	6,852	5,950
Provision for loan losses	65,784	4,193	20,294
Net securities (gains) losses	(41)	(449)	(577)
Impairment charge on available for sale securities	10,612	2,726	—
Net held for trading (gains) losses	(321)	(123)	—
(Gain) loss on sale of premises and equipment	76	—	(65)
Gain on sale of other real estate owned	(13)	(77)	(28)
Loss on sale of other assets	—	12	—
Gain on sale of mortgage servicing rights	—	(577)	—
Loss on low-income housing investments	2,503	2,318	2,526
Proceeds from maturities of held for trading securities	1,684	471	—
Net change in held for trading securities	52,419	(54,130)	—
Increase (decrease) in deferred taxes	(49,330)	(2,219)	(3,461)
Net gain on sale of loans held for sale	(723)	(803)	(640)
Proceeds from sale of loans held for sale	104,266	84,817	58,683
Origination of loans held for sale	(103,391)	(88,178)	(59,285)
Goodwill impairment	122,824	—	—
Change in other operating	(8,722)	6,267	5,283

Net cash flows provided by (used in) operating activities	94,046	(8,190)	48,227

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	123,421	117,510	126,535
Proceeds from sales of securities available for sale	18,158	51,815	7,904
Purchase of securities available for sale	(137,740)	(51,743)	(66,132)
Purchase of bank owned life insurance	—	(13,628)	—
Increase in loans made to customers	(224,402)	(94,846)	(65,389)
Purchase of premises and equipment	(2,826)	(2,870)	(292)
Proceeds from sale of premises and equipment	51	—	125
Proceeds from sale of other real estate owned	670	2,630	516
Acquisition of Prairie Financial Corp, net of cash acquired	—	(34,250)	—

Net cash flows provided by (used in) investing activities	(222,668)	(25,382)	3,267

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(106)	(83,905)	145,349
Excess income tax benefit from employee stock-based awards	—	10	416
Net increase in short-term borrowed funds	142,736	49,862	15,284
Proceeds from long-term borrowings	53,368	211,619	10,000
Repayment of long-term borrowings	(69,153)	(114,757)	(210,266)
Repurchase of common stock	—	(9,556)	—
Dividends paid	(11,379)	(13,460)	(11,583)
Proceeds from exercise of stock options and restricted shares, net	(61)	351	5,949

Net cash flows provided by (used in) financing activities	115,405	40,164	(44,851)

Net increase (decrease) in cash and cash equivalents	(13,217)	6,592	6,643

Cash and cash equivalents at beginning of year	75,990	69,398	62,755

Cash and cash equivalents at end of year	$62,773	$75,990	$69,398

Consolidated Statements of Cash Flows are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$83,607	$93,600	$73,722
Income taxes	6,196	6,666	7,920

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	16,976	4,590	1,074
Dividends declared and not paid	207	3,717	3,025
See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
Integra Bank Corporation is a bank holding company based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank. As used in these notes, and unless the context provides otherwise, the terms “we”, “us”, “our”, “the company” and “Integra” refer to Integra Bank Corporation and its subsidiaries. We also own Integra Reinsurance Company, Ltd. which was formed under the laws of the Turks and Caicos Islands and the state of Arizona. We also have a controlling interest in four statutory business trusts. We provide services and assistance to our wholly owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, we receive income and/or dividends from Integra Bank, where most of our activities take place.
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
Integra Bank’s products and services are delivered through its customers’ channel of preference. At December 31, 2008, Integra Bank serves its customers through 80 banking centers, 136 automatic teller machines and four loan production offices. Integra Bank also serves its customers through its telephone banking and offers a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.
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
BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the parent company and two of our subsidiaries. At December 31, 2008, the subsidiaries included in the consolidated financial statements consisted of Integra Bank and a reinsurance company. Our four statutory business trusts are not consolidated due to the guidance of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“VIEs”).
All significant intercompany transactions and balances have been eliminated. We utilize the accrual basis of accounting. Certain prior period amounts have been reclassified to conform to the 2008 financial reporting presentation.
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
TRUST ASSETS
Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Integra Bank, is not included in the accompanying consolidated financial statements since such items are not assets of ours. There were $419,695 of assets managed by our trust department at December 31, 2008, compared to $498,172 at December 31, 2007.
SECURITIES
Securities can be classified as trading, available for sale and held to maturity. At December 31, 2008 all securities were classified as available for sale.
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
REGULATORY STOCK
Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock. From time to time, we purchase shares of these securities according to capital requirements set by the Federal Reserve or FHLB. During 2008 and 2007, we sold $28 and $118, respectively, of our FHLB stock back to the FHLB at par, while adding $1,035 from the Prairie acquisition in 2007. In 2007, we added $570 of Federal Reserve stock from Prairie, and purchased an additional $3,282 of Federal Reserve stock. Regulatory stock is periodically evaluated for impairment.
LOANS
Loans are stated at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of aggregate cost or fair value.
Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method which approximates the effective interest rate. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. We endeavor to recognize as quickly as possible situations where the borrower’s repayment ability has become impaired or the collectability of interest is doubtful or involves more than the normal degree of risk. Generally, we place a loan on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged-off. Real estate 1 — 4 family loans (both first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. We adhere to the standards for classification and treatment of open and closed-end credit extended to individuals for household, family and other personal expenditures, including consumer loans and credit cards that are established by the Uniform Retail Classification and Account Management Policy (OCC Bulletin 2000-20). At the time a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and deferred loan fees or costs amortization is discontinued. When doubt exists as to the collectability of the remaining book balance of a loan placed in nonaccrual status, any payments received will be applied to reduce principal to the extent necessary to eliminate such doubt. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest and principal. Past due loans are loans that are contractually past due as to interest or principal payments.

CONCENTRATION RISK
Non-owner occupied real estate loans made up 43.8% of our loan portfolio at December 31, 2008, up from 39.5% at December 31, 2007. Our exposure to credit risk is significantly affected by changes in economic conditions within the property types within non-owner occupied real estate. At December 31, 2008, retail projects comprised 26.6% of that portfolio, multifamily was 19.1%, land acquisition and development was 14.6%, and single-family residential and construction was 12.9% of the total.
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
We recognize charge-offs when, based on all available information, we determine that a loan or a portion of a loan is uncollectible. Commercial and commercial real estate loan charge-offs, which in general are more complex and larger in nature than retail loans, typically are identified by account officers and credit administration personnel. Retail loans are recognized in accordance with the Office of the Comptroller of the Currency’s Uniform Retail Credit Classification and Account Management policy parameters. Charge-offs are approved by credit administration personnel or by executive management depending on the size of the loss and are charged to the allowance for loan and lease losses. Losses then are ratified by the Credit and Risk Management Committee of the Board of Directors.
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
Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114). We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is generally based for all collateral-dependent loans on the market value of the collateral, less estimated cost to liquidate. For non-collateral dependent loans, the allowance is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement.
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

OTHER REAL ESTATE OWNED
Properties acquired through foreclosure and unused bank premises are initially recorded at market value, reduced by estimated selling costs and are accounted for at lower of cost or fair value. The fair values of other real estate are typically determined based on appraisals by independent third parties. Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans. Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense. At December 31, 2008 and 2007, net other real estate owned was $19,396 and $2,923, respectively.
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
BANK-OWNED LIFE INSURANCE
Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts that are probable at settlement.
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
MORTGAGE SERVICING RIGHTS
Mortgage servicing rights, or MSRs, represent an estimate of the present value of future cash servicing income, net of estimated costs, we expect to receive on loans sold with servicing retained. We sold our MSR portfolio during the first quarter of 2007 for a gain of $577 and no longer retain servicing rights on new loans that are originated and then sold.
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

DERIVATIVE FINANCIAL INSTRUMENTS
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Our interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that we may use as part of our interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract’s specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. Freestanding derivatives include derivative transactions entered into for risk management purposes that either do not qualify for hedge accounting or which we decide to record at their market value, with changes going through earnings.
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
Derivative transactions that do not qualify for hedge accounting treatment would be considered free-standing derivative instruments. Gains or losses from these instruments would be marked-to-market on a monthly basis and the impact recorded in net income.
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
We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no benefit is recorded. The adoption had no effect on our financial statements.

We recognize interest and/or penalties related to income tax matters as other income or other expense.
COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized gains and losses on cash flow hedges and changes in our minimum postretirement health and life plan, which are recognized as separate components of equity. At December 31, 2008, accumulated other comprehensive income included $8,509 of unrealized losses on securities available for sale, $384 of unrealized gains on cash flow hedges, and $811 of changes in our minimum postretirement health and life plan.
LOSS CONTINGENCIES
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are now such matters that will have a material effect on the financial statements.
STOCK-BASED COMPENSATION
Compensation expense recognized for all share-based awards granted in or after 2006 is based on the grant date fair value of the stock grants less estimated forfeitures and is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The amortized stock option and restricted stock expense is included in the statement of changes in shareholders’ equity as stock based compensation expense.
The weighted average fair value of each stock option or stock appreciation right (“SAR”) was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized in computing 2008 and 2007 fair values.

	2008	2007	2006

Number of options/SARs granted	211,198	178,464	259,106
Stock price	$13.85	$20.68	$23.17
Risk-free interest rate	3.32%	4.75%	4.99%
Expected life, in years	6	6	6
Expected volatility	22.47%	21.10%	24.49%
Expected dividend yield	5.13%	2.95%	2.80%
Estimated fair value per option/SAR	$1.79	$6.49	$5.65
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement was effective for us during the first quarter of 2008. SFAS No. 157 resulted in additional disclosures, but did not have a material impact on our consolidated balance sheets or statements of income. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.
In October 2008, the FASB issued guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance, released as FASB Staff Position No. FAS 157-3 (“FSP 157-3”), provides an illustrative example that applies the objectives and framework of SFAS No. 157 to determine the fair value of a financial asset in a market that is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. Among other things, the guidance clarifies how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (e.g., broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The guidance states that significant judgment is required in valuing financial assets and that prices in disorderly markets cannot be automatically rejected or accepted without sufficient evaluation. In addition, a distressed market does not result in distressed prices for all transactions — judgment is required at the individual transaction level. FSP 157-3 indicates that an entity must use appropriate risk adjustments that market participants would make for both nonperformance and liquidity risks. We have evaluated FSP 157-3 and concluded, largely due to its language regarding risk adjustments to liquidity premiums, that its provisions are consistent with our current methods of valuing our available for sale securities portfolio.

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
In March 2007, the FASB ratified the EITFs consensus on Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. The objective of EITF 06-10 is to determine when and at what amount to recognize the assets, liability and related compensation costs for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods. The adoption of Issue 06-10 did not impact our financial statements, since we do not have collateral assignment split-dollar life insurance arrangements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective for us in 2009. We do not expect the adoption of FAS No. 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 is effective for us in 2009. We are in the process of evaluating SFAS No. 161 and do not expect its adoption to have a significant impact on our results of operations or financial position.
REGULATORY INITIATIVES
In February 2009, we were approved to participate in the U.S. Treasury Department’s Capital Purchase Program and received funding of $83,586, in exchange for shares of a new series of senior preferred stock and a related warrant to purchase common stock on the standard terms and conditions of the program. The Treasury Preferred stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve and may be repurchased at any time under certain conditions. The Treasury Department also received a 10-year warrant to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share. As part of this program, we were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.
NOTE 2 — BUSINESS COMBINATIONS
On April 9, 2007, we completed the acquisition of Prairie Financial Corporation, a privately-held 15 year old community bank with five offices in the Chicago metropolitan area. The merger was consistent with our strategy to grow earnings through hiring and retaining high quality management teams in the Midwest, expanding into higher growth markets, growing our customer base and providing more services to those customers. We expected to increase our customer base in the Chicago market, introduce our retail products and market additional products and services to new and existing customers and reduce operating costs through economies of scale. The access to the Chicago market, opportunity to increase profitability by introducing our existing retail and commercial products and services to Prairie’s customers, as well as new customers, along with the already high level of core profitability of the Prairie organization, contributed to the purchase price.
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

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition.

Securities available for sale	$86,418
Loans, net	428,195
Goodwill	78,333
Core deposit and other intangibles	6,140
Other assets	27,221

Total assets acquired	$626,307

Deposits	$470,379
Other liabilities	38,763

Total liabilities assumed	$509,142

Net assets acquired	$117,165
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
On September 13, 2007, we announced that we had entered into a definitive agreement to merge with Peoples Community Bancorp, Inc. of Cincinnati, Ohio (“Peoples”). Peoples is the holding company for Peoples Community Bank, a federally chartered stock savings bank in the Greater Cincinnati metropolitan area. On January 31, 2008, we announced that the parties determined not to pursue the merger and terminated the definitive agreement. There were no penalties incurred by either party in connection with the termination and each agreed to bear its own expenses. As a result, we charged off $604 of previously capitalized merger related expenses incurred during 2007.
NOTE 3. BRANCH DIVESTITURES
In September 2008, we announced we had agreed to sell three banking offices located in Georgetown and Lexington, Kentucky to Peoples Exchange Bank of Beattyville, Kentucky. In the transaction, Peoples Exchange Bank was to assume the deposit liabilities of the three branches and buy certain branch-related assets, including loans. The transaction closed on February 6, 2009. There were approximately $16,369 in loans and $18,516 in deposits sold in the transaction. The sale generated a pre-tax gain of approximately $600.
We also announced in September 2008 that we agreed to sell our two banking offices in Lawrenceburg, Kentucky to Town & Country Bank and Trust Company, who will assume the deposit liabilities of the branches and buy branch-related assets, including loans and the two Lawrenceburg facilities. The transaction closed on January 9, 2009. The transaction included loans of approximately $10,807 and deposits of approximately $32,280. The sale generated a pre-tax gain of approximately $1,900.

NOTE 4. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) for the year by the weighted average number of shares outstanding. Diluted earnings per share is computed as above, adjusted for the dilutive effects of stock options, stock appreciation rights (SARs), and restricted stock. Weighted average shares of common stock have been increased for the assumed exercise of stock options and SARs with proceeds used to purchase treasury stock at the average market price for the period.
The following provides a reconciliation of basic and diluted earnings per share:

For the Year Ended December 31,	2008	2007	2006
Net income (loss)	$(110,875)	$30,710	$19,547

Weighted average shares outstanding — Basic	20,556,702	19,777,780	17,546,260
Stock option adjustment	—	33,784	99,820
Restricted stock adjustment	—	516	12,381

Average shares outstanding — Diluted	20,556,702	19,812,080	17,658,461

Earnings per share-Basic	$(5.39)	$1.55	$1.11
Effect of stock options and restricted shares	—	—	—

Earnings per share — Diluted	$(5.39)	$1.55	$1.11

Options to purchase 1,446,933 shares, 949,827 shares, and 180,946 shares were outstanding at December 31, 2008, 2007 and 2006, respectively, and were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, would be antidilutive.

NOTE 5. SECURITIES
On December 31, 2008, our securities were classified as available for sale, while they were classified as either available for sale or trading at December 31, 2007. Amortized cost, market value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
U.S. Government agencies	$742	$19	$—	$761
Collateralized Mortgage Obligations:
Agency	272,038	3,040	1,002	274,076
Private Label	35,341	—	6,731	28,610
Mortgage-backed securities	130,367	1,179	293	131,253
Trust Preferred	38,759	969	11,327	28,401
States & political subdivisions	88,765	1,710	447	90,028
Other securities	8,641	—	31	8,610

Total	$574,653	$6,917	$19,831	$561,739

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:
U.S. Government agencies	$16,074	$69	$1	$16,142
Collateralized Mortgage Obligations:
Agency	238,608	486	4,430	234,664
Private Label	41,936	90	707	41,319
Mortgage-backed securities	122,976	661	826	122,811
FHLMC Preferred stock	9,973	—	—	9,973
Trust Preferred	49,860	110	3,726	46,244
States & political subdivisions	104,528	2,385	94	106,819
Other securities	5,013	—	31	4,982

Total	$588,968	$3,801	$9,815	$582,954

The fair value of available for sale securities as of December 31, 2008, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Available for Sale Securities	Fair Value

Due in one year or less	$24,957
Due from one to five years	259,738
Due from five to ten years	176,510
Due after ten years	100,534

Total	$561,739

Securities available for sale realized gains, losses and other-than-temporary impairments are summarized as follows:

	2008	2007	2006

Gross realized gains	$73	$1,272	$597
Gross realized losses	(32)	(823)	(20)
Other-than-temporary impairment	(10,612)	(2,726)	—

Total	$(10,571)	$(2,277)	$577

Available for sale securities with unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$125	$—	$—	$—	$125	$—
Collateralized Mortgage Obligations
Agency	43,710	256	31,834	746	75,544	1,002
Private Label	20,674	5,792	7,936	939	28,610	6,731
Mortgage-backed securities	54,912	271	8,229	22	63,141	293
Trust Preferred	6,616	4,372	6,609	6,955	13,225	11,327
State & political subdivisions	17,594	388	433	59	18,027	447
Other securities	2,662	23	16	8	2,678	31

Total	$146,293	$11,102	$55,057	$8,729	$201,350	$19,831

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$50	$—	$400	$1	$450	$1
Collateralized Mortgage Obligations
Agency	196	—	181,019	4,430	181,215	4,430
Private Label	13,346	313	23,048	394	36,394	707
Mortgage-backed securities	26,969	85	43,909	741	70,878	826
Trust Preferred	36,148	3,726	—	—	36,148	3,726
State & political subdivisions	7,349	93	30	1	7,379	94
Other securities	21	4	2,398	27	2,419	31

Total	$84,079	$4,221	$250,804	$5,594	$334,883	$9,815

The securities held for trading at December 31, 2007, consisted of the following:
SECURITIES HELD FOR TRADING

(At Fair Value)	December 31, 2007
Mortgage-backed securities	$18,385

Collateralized Mortgage Obligations	35,397

Total	$53,782

The net gain on trading activities included in non-interest income for 2008 and 2007 was $321 and $127.
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

During the second quarter of 2008, we recognized an other-than-temporary impairment charge of $6,302 on two trust preferred securities. Trust preferred securities consisted of six pooled collateralized debt obligations (CDOs) and five single name issues at both June 30, 2008 and December 31, 2008. The unrealized losses on CDOs were separately evaluated at June 30, 2008 under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets. The decline in values of trust preferred securities during 2008 is the result of the widening in market spreads that many sectors of the market have experienced during this period of unprecedented market disruption. Furthermore, a majority of the underlying issuers of these CDOs are financial institutions, and three of our pooled issues include insurance companies and real estate investment trusts (REITs). At December 31, 2008, net unrealized losses for our securities portfolio totaled $12,914 after recognition of a fourth quarter other-than-temporary impairment charge of $4,309, with $10,358 of this amount coming from the trust preferred securities portfolio.
The other-than-temporary charge recognized during the second quarter of 2008 was concentrated in two trust preferred securities. The first of these two securities, a Trapeza 11 bond, in which we had invested in the “D-1” tranche, had a 6.9% interest deferral and default rate, failed the overcollateralization test and was rated BB+ by Fitch, with a negative watch. The two trust preferred securities we took an other-than-temporary impairment charge for during the second quarter included the highest percentage of non-financial institution issuers, and given the unfavorable real estate market, obligations of REITs were an increasing credit concern. The July 7, 2008 default of IndyMac, one of the participants in Trapeza 11, as well as the previous default of American Homebuilders, were key factors in our consideration of whether this security had experienced other-than-temporary impairment at June 30, 2008. IndyMac represented approximately $9,750 or 2.0% and America Homebuilders defaulted for $10,000 of the collateral for the security. In addition, the current fair value declined to 54.5% of book value, and we expected future disruptions in cash flows because of these defaults. As a result, we determined that this security met the definition of other-than-temporarily impaired at June 30, 2008, and recorded an impairment charge of $3,412. The second of the securities was an Alesco 10A bond, in which we invested in the “C-1” tranche. This security was experiencing a 5.3% interest deferral rate, failed the overcollateralization test at June 30, 2008, and was rated A- by Fitch, with a negative watch. The July 7, 2008 default of IndyMac, one of the participants in the Alesco bond, was a key factor in our consideration of whether this security had experienced other-than-temporary impairment at June 30, 2008. IndyMac represented approximately $22,400 or 2.4% of the total amount of the collateral for this security. The fair value, at June 30, 2008 had declined to 64.1% of book value, and we expected future disruptions in cash flows because of the default. We also determined that this security met the definition of other-than-temporarily impaired and recorded an impairment charge of $2,890.
In January 2009, the Financial Accounting Standards Board issued FASB Staff Position No 99-20-1 (“EITF 99-20-1”). This FSP substantially aligns the basis for determining impairment under EITF 99-20 for determining impairment with the guidance found in paragraph 16 of SFAS No. 115, which requires entities to assess whether it is probable that the holder will be unable to collect all amounts due according to contractual terms. SFAS No. 115 does not require exclusive reliance on market participant assumptions regarding future cash flows, permitting the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.
We incorporated several factors into our determination of whether the CDOs in our portfolio had incurred other-than-temporary impairment, including current defaults and deferrals, the likelihood that a deferring issuer will reinstate, recovery assumptions on defaulted issuers, expectations for future defaults and deferrals, structural support within the CDO and the coupon rate at the issuer level compared to the coupon on the tranche, among others. In evaluating these factors we examined the trustee reports to determine current payment history and the structural support that existed within the CDO at December 31, 2008. Upon completion of this analysis, we determined that we should recognize other-than-temporary impairment on three securities. These three securities included one of the two we recognized impairment on during the second quarter of 2008, as well as two additional securities.
For those securities, we engaged an outside firm to utilize Monte Carlo simulations to model future deferrals and defaults and coupon rates based on the current swap curve to project future cash flows within the waterfall structure. Additionally, we used that modeling to determine the loss distribution at different probability percentiles, considering results at the 75th percentile as probable. This analysis was modeled using the cash flows for each issuer and in turn for the tranches that we own for the probability of and the timing of defaults, discounting the cash flows back using a risk neutral rate, adjusted for a liquidity spread. Market risk is captured in the model on an issuer basis as a function of both volatility and excess returns and credit risk is captured as a probability of default.
The Alesco bond was downgraded by Moody’s in August 2008 to Baa1 (a grade considered “investment grade” by Moody’s, with two lower grades still in the “investment grade” category) and its fair value declined during the third and fourth quarters of 2008 by $773. The Alesco bond had one additional deferral and three additional defaults during the third and fourth quarters of 2008, and had no securities subordinate to the tranche we were invested in. The results of our modeling at December 31, 2008 indicated that there was additional other-than-temporary impairment of $773. We recognized that impairment during the fourth quarter of 2008.
We recognized other-than-temporary impairment on two other bonds. The first of these two bonds is a Trapeza 12 bond, in which we had invested in the “D-1” tranche. This bond had experienced two defaults and three deferrals as of December 31, 2008, with one of those deferrals occurring in the third quarter of 2008. The bond was rated A- by Fitch at December 31, 2008 and had $30,500 of securities subordinate to the tranche we were invested in. That amount assumes no cash is collected from all issuers currently in deferral or default. It also does not consider the potential impact the Treasury Capital Purchase Program may have on financial institution issuers involved in the trust preferred issue that may be or have been approved for funds in 2009. We recorded $2,377 of other-than-temporary impairment at December 31, 2008 to reduce the fair value of this bond to $3,623.

The second bond is a US Capital Funding V bond, in which we had invested in the B-1 tranche. This bond had experienced two defaults and three deferrals as of December 31, 2008, with one of those defaults occurring in the third quarter of 2008. The bond was rated A3 by Moodys and A- by Fitch at December 31, 2008 and had $4,800 of securities subordinate to the tranche we were invested in. We recorded $1,159 of other-than-temporary impairment at December 31, 2008 to reduce the fair value of this bond to $1,844.
The Trapeza 11 bond’s Fitch rating did not change during the third or fourth quarters of 2008, and the results of our modeling indicated that the fair value had increased $1,147 since June 30, 2008. During the third and fourth quarters of 2008, the Trapeza 11 bond had two additional defaults. At December 31, 2008, the Trapeza 11 bond had $4,600 of securities subordinate to the tranche we were invested in.
We also review financial information for our trust-preferred securities on the companies who were on the borrowing side of these transactions. For the financial institutions involved, we review financial data that includes earnings, capital, net charge-offs and non-performing assets, as well as the overall financial trends of the issuers. Based on the latest trustee reports, discussions with underwriters, review of third party analysis of the trust preferred portfolio, review of underlying financial information such as ratings, deferrals and defaults, as well as review of projected cash flows, we believe that no adverse change in estimated cash flows occurred during the fourth quarter outside of the Alesco, Trapeza 12 and US Capital Funding securities mentioned above and anticipate no additional interruption of cash flows.
Each of the four securities we have taken other-than-temporary impairment on remains classified as available for sale at December 31, 2008. The ratings for these securities did not change in January and February of 2009. During our review, we evaluated the risk of other-than temporary impairment on a security by security basis for additional securities in our portfolio, including private label collateralized mortgage obligations, single name issues and collateralized debt obligations. As of December 31, 2008, we concluded that the impairment on these securities was temporary. We will continue to review these securities quarterly and determine if impairment is temporary or other-than-temporary. Should economic conditions continue to decline, we could be subject to additional other-than-temporary impairment.
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
On September 24, 2007, we sold securities with a book value of $15,835 for $15,016, resulting in a loss on the sale of $819. Prior to this sale, we had the ability and the intention to hold all of our securities that had a fair value below cost until maturity. In the third quarter of 2007, we conducted a comprehensive review of our securities available for sale portfolio. The review was the result of the changing economic landscape from recent events surrounding the mortgage industry, recent statements and actions by the Federal Open Market Committee (in particular, the decision to lower the Fed funds target rate in mid September 2007), and our desire to reposition the securities portfolio (liquidity, interest rate risk, and earnings) over the long term.
The sale of these securities and purchase of $17,698 of new securities helped ensure that our overall interest rate risk position stayed within policy requirements of our Capital Markets Risk Policy which considers our ability to fund our liabilities, the duration of our loan portfolio and the model or target duration of our asset mix. The loss recognized during the third quarter of 2007 was solely due to interest rates; it was expected that the securities would have fully recovered their value if held to maturity.
During the fourth quarter of 2007, we recognized a $2,726 pre-tax charge for an other-than-temporary impairment related to two Federal Home Loan Mortgage Corporation “Freddie Mac” perpetual preferred securities. We sold these securities during the second quarter of 2008.

NOTE 6. LOANS
A summary of loans as of December 31, follows:

	2008	2007
Commercial
Commercial, industrial and agricultural loans	$748,446	$689,504
Economic development loans and other obligations of state and political subdivisions	24,502	7,227
Lease financing	5,397	5,291

Total commercial	778,345	702,022
Commercial real estate
Commercial mortgages	436,336	298,151
Construction and development	641,460	609,858

Total commercial real estate	1,077,796	908,009

Residential mortgages	309,397	380,429
Home equity	171,241	145,403
Consumer loans	153,464	175,516

Total loans	2,490,243	2,311,379
Less: unearned income	—	1

Loans, net of unearned income	$2,490,243	$2,311,378

A summary of non-performing loans, including those classified as loans held for sale, as of December 31 follows:

	2008	2007	2006
Nonaccrual	$150,002	$18,549	$8,625
90 days past due	897	4,118	228

Total non-performing loans	$150,899	$22,667	$8,853

The following table presents data on impaired loans at December 31:

	2008	2007	2006

Impaired loans for which there is a related allowance for loan losses	$141,301	$11,527	$338
Impaired loans for which there is no related allowance for loan losses	1,195	568	2,316

Total impaired loans	$142,496	$12,095	$2,654

Allowance for loan losses for impaired loans included in the allowance for loan losses	$24,561	$752	$233
Average recorded investment in impaired loans	71,255	7,685	6,083
Interest income recognized from impaired loans	172	407	87
Cash basis interest income recognized from impaired loans	7	14	13
There were $883 of unused commitments available on impaired loans at December 31, 2008. The interest recognized on nonaccrual loans was approximately $12, $55 and $105 in 2008, 2007 and 2006, respectively. The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $2,451, $463 and $193 for 2008, 2007 and 2006, respectively.
Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, prohibits “carrying over” or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in an acquisition. We acquired three relationships in the Prairie acquisition for which there was evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At the acquisition date, these loans included receivable balances of $2,546, less specific reserves of $174. We recorded a net receivable of $2,372 for these relationships. The balance of this receivable subsequently was moved to other real estate owned.

NOTE 7. RELATED PARTY TRANSACTIONS
Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and us. The activity in these loans during 2008 and 2007 is as follows:

	2008	2007

Balance as of January 1	$4,495	$3,382
New loans	8,170	2,885
Repayments	(5,024)	(2,795)
Director and officer changes	(1,209)	1,023

Balance as of December 31	$6,432	$4,495

The balance of related party deposits as of December 31	$12,195	$13,668

NOTE 8. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows during the three years ended December 31:

	2008	2007	2006

Balance at beginning of year	$27,261	$21,155	$24,392
Allowance associated with acquisition	—	5,982	—
Loans charged to allowance	(30,212)	(5,441)	(25,341)
Recoveries credited to allowance	1,604	1,372	1,810

Net charge-offs	(28,608)	(4,069)	(23,531)
Provision for loan losses	65,784	4,193	20,294

Balance at end of year	$64,437	$27,261	$21,155

NOTE 9. PREMISES AND EQUIPMENT
Premises and equipment as of December 31 consist of:

	2008	2007

Land	$9,017	$9,076
Buildings and lease improvements	69,650	68,912
Equipment	24,382	22,918
Construction in progress	598	462

Total cost	103,647	101,368

Less accumulated depreciation	55,147	50,816

Net premises and equipment	$48,500	$50,552

Depreciation and amortization expense for 2008, 2007 and 2006 was $4,756, $4,497 and $4,155, respectively.

NOTE 10. INTANGIBLE ASSETS
Intangible assets

	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill (Non-amortizing)	$—	$—	$—	$123,050	$—	$123,050
Core deposits (Amortizing)	23,320	(13,455)	9,865	23,320	(11,766)	11,554
Customer Relationship (Amortizing)	140	(77)	63	140	(42)	98

Total intangible assets	$23,460	$(13,532)	$9,928	$146,510	$(11,808)	$134,702

Goodwill impairment charges of $48,000 and $74,824 were recognized during the third and fourth quarters of 2008, leaving no goodwill on the balance sheet at December 31, 2008. The charge was recorded net of tax of $34,546, as we are able to deduct, for tax purposes, substantially all of our goodwill over a fifteen year period.
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
The impact of deteriorating economic conditions has significantly impacted the banking industry during 2008 and has impacted our financial results. Our financial results for 2008 have been negatively impacted by an increase in credit losses in our loan portfolio, a lower net interest margin because of higher balances of non-accrual loans, recognition of other-than-temporary impairment on four trust preferred securities and higher loan collection expenses. The market price of our common stock has declined from an average price of $16.63 during the fourth quarter of 2007 to $3.97 during the fourth quarter of 2008, a 76.1% decrease. The decline in our stock price below book value led us to perform reviews for potential goodwill impairment during the second quarter of 2008. We used an independent, outside firm to assist us with this review. At that point, we determined that we did not have impairment.
We used that same firm to help analyze whether we had impairment during the third quarter and then to determine the amount of that impairment. This analysis consists of a two step test. The first step, used to identify potential impairment, involves determining and comparing the fair value of the company, including a control premium, with its carrying value, or shareholders equity. If the fair value of the company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the company to the aggregate fair values of its individual assets, liabilities and identified intangibles. The fair value determined in the step 1 test was determined based on a discounted cash flow methodology using discount rates that reflect our market capitalization plus a control premium, determined, in part, by using multiples of comparable bank sale transactions. Determining the fair value involves a significant amount of judgment. The results are dependent on attaining results consistent with the forecasts and assumptions used in the valuation model. Based on the results of this step 1 analysis, we concluded that the potential for goodwill impairment existed and therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, a $48,000 goodwill impairment charge was recorded.
During the fourth quarter of 2008, we performed our annual assessment of goodwill impairment. Based on the results of that analysis, we recorded an additional $74,824 of impairment. The decision to expense the remainder of our goodwill was driven by the results of our step 1 test, which indicated a decline in the fair value of our company during the fourth quarter of 2008 in excess of the remaining amount of goodwill. The step 1 test results were significantly impacted by a higher than anticipated fourth quarter loss and lower projections of income in 2009 and beyond than previously anticipated.
Amortization expense for core deposit intangibles and customer relationship intangible assets for 2008, 2007 and 2006 was $1,724, $1,560 and $933, respectively. Core deposit intangibles amortized using both straight line and accelerated methods over varying periods through 2018, while the customer relationship intangible is being amortized on an accelerated basis over five years. See Note 2 for discussion regarding goodwill acquired in 2007.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year Ending December 31,
2009	$1,686
2010	1,648
2011	1,610
2012	1,565
2013	1,460
Thereafter	1,959
NOTE 11. DEPOSITS
As of December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$887,816
2010	171,754
2011	52,200
2012	8,501
2013 and thereafter	34,104

Total	$1,154,375

We had $267,205 in brokered deposits at December 31, 2008 and $150,520 at December 31, 2007.
NOTE 12. INCOME TAXES
The components of income tax expense for the three years ended December 31 are as follows:

	2008	2007	2006
Federal:
Current	$(1,536)	$5,247	$5,874
Deferred	(46,195)	2,583	(3,227)

Total	(47,731)	7,830	2,647

State:
Current	$—	$301	$—
Deferred	(6,741)	(364)	(232)

Total	(6,741)	(63)	(232)

Change in valuation allowance	3,180	—	—

Total income taxes (benefit)	$(51,292)	$7,767	$2,415

The portion of the tax provision relating to net realized securities gains or losses, including recognized impairment, amounted to $(3,997), $(845) and $234 for 2008, 2007 and 2006, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal income tax computed at the statutory rates	$(56,758)	$13,467	$7,687
Adjusted for effects of:
Tax refunds	—	(886)	—
Tax exempt interest	(1,730)	(1,757)	(1,475)
Nondeductible expenses	293	335	241
Low income housing credit	(1,968)	(2,240)	(2,389)
Cash surrender value of life insurance policies	(909)	(768)	(758)
Dividend received deduction	(46)	(189)	(215)
Nondeductible goodwill impairment	11,003	—	—
State taxes, net of federal benefit	(4,382)	(41)	(151)
Change in valuation allowance	3,180	—	—
Other differences	25	(154)	(525)

Total income taxes	$(51,292)	$7,767	$2,415

The tax effects of principal temporary differences are shown in the following table:

	December 31,	December 31,
	2008	2007
Allowance for loan losses	$24,344	$12,221
Alternative minimum tax credit carryforward	3,135	3,018
Low income housing tax credit carryforward	11,119	9,121
Net operating loss carryforward	3,195	2,506
Other-than-temporary impairment	4,011	1,182
Postretirement liability	962	1,206
Unrealized loss on securities available for sale	4,884	2,437
Goodwill and core deposit intangibles	27,469	—
Interest on non-accrual loans	1,509	41
Other, net	2,010	1,292

Total deferred tax assets	82,638	33,024

Direct financing and leveraged leases	(4,009)	(4,310)
Fair value adjustments from acquisitions	(361)	(452)
FHLB dividend	(1,493)	(1,477)
Goodwill and core deposit intangibles	—	(5,028)
Partnership income	(1,737)	(1,589)
Premises and equipment	(4,051)	(4,156)

Total deferred tax liabilities	(11,651)	(17,012)

Net temporary differences	70,987	16,012

Valuation allowances	(3,180)	—

Net deferred tax asset (liability)	$67,807	$16,012

At December 31, 2008, we had state net operating loss carryforwards of $54,243 which begin to expire in 2018. During 2008, we recognized a valuation allowance of $3,180 for the tax benefit of state operating loss carryforwards of $2,997 and state tax credit carryforwards of $183. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. At this time we have established a valuation allowance for all net operating loss carryforwards and credits attributed to Indiana.
Low income housing tax credit carryforwards totaling $11,119 at year end are being carried forward which will begin to expire in 2025; at this time no valuation allowance is necessary. Our alternative minimum tax credit carryforwards do not have an expiration date.

We had no unrecognized tax benefits as of December 31, 2008 and 2007, and did not recognize any increase of unrecognized benefits during 2008 relative to any tax positions taken in 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in other income or expense; no such accruals existed as of December 31, 2008 and 2007.
During 2007, we received refunds from the Internal Revenue Service (IRS) from an ongoing audit of our tax returns for adjustments that went in our favor, as well as interest income on the refunds related to those adjustments. We recorded total refunds of $886 and related interest income of $152.
We are subject to U. S. federal income tax, as well as state income tax in the state of Indiana and various other states. In December 2007, we were notified by the Indiana Department of Revenue that we had been selected for a compliance audit. The audit was conducted during 2008, and included a review of income for years 2004-2006, and sales and withholding tax for years 2005-2007. The examination resulted in an assessment by the Indiana Department of Revenue in the amount of $253 for sales and use tax.
NOTE 13. SHORT-TERM BORROWINGS
Information concerning short-term borrowings at December 31 was as follows:

	2008	2007

Federal funds purchased	$25,000	$55,100
Securities sold under agreements to repurchase	88,106	97,170
Short-term Federal Home Loan Bank advances	125,000	120,000
Other short-term borrowed funds	176,900	—

Total short-term borrowed funds	$415,006	$272,270

A summary of selected data related to short-term borrowed funds follows:

Average amount outstanding	$314,212	$194,033
Maximum amount at any month-end	415,006	272,270
Weighted average interest rate:
During year	2.41%	4.86%
End of year	1.20%	4.26%
At December 31, 2008, we had $345,000 available from unused Federal Funds purchased lines. In addition, we have an unsecured line of credit available which permits us to borrow up to $15,000. At December 31, 2008, $15,000 remained available for future use. At December 31, 2008, we were not in compliance with two financial covenants in the agreement for our $15,000 line of credit. We obtained a waiver for the covenant violations. The line of credit was cancelled during the first quarter of 2009.

NOTE 14. LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2008	2007
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 3.02% and 4.57% as of December 31, 2008 and 2007, respectively)	$136,009	$86,211
Amortizing and other advances (weighted average rate of 4.98% and 5.11% as of December 31, 2008 and 2007, respectively)	706	1,607

Total FHLB Advances	136,715	87,818

Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average rate of 3.30% and 3.94% as of December 31, 2008 and 2007, respectively)	100,000	165,000

Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	3,780	4,835

Note payable, unsecured, with a floating interest rate equal to one-month LIBOR plus 0.875%, with a maturity date of April 1, 2012	18,000	20,000

Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three-month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par	20,619	20,619

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par	10,310	10,310

Other	3,368	—

Total long-term borrowings	$360,917	$376,707

Aggregate maturities required on long-term borrowings at December 31, 2008, are due in future years as follows:

2009	$13,545
2010	15,233
2011	15,316
2012	99,153
2013	113,377
Thereafter	104,293

Total principal payments	$360,917

Securities sold under agreements to repurchase include $100,000 in variable rate national market repurchase agreements. These repurchase agreements have an average rate of 3.30%, with $50,000 maturing in 2012, and $50,000 maturing in 2013. We borrowed these funds under a master repurchase agreement. We must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, our repurchase agreement counterparty had an option to put the collateral back to us at the repurchase price on a specified date.

Also included in long-term borrowings are $136,715 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. Included in the long-term FHLB borrowings are $90,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Total FHLB advances were collateralized by $262,789 of mortgage loans and securities under collateral agreements at December 31, 2008. Based on this collateral and our holdings of FHLB stock, we were eligible to borrow additional amounts of $292 at December 31, 2008.
The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, but only upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $436 at December 31, 2008.
The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly. Unamortized organizational costs for these securities were $853 at December 31, 2008.
The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date but only upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 1.57% at December 15, 2009, and 0.785% at December 15, 2010.
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
Subject to certain exceptions and limitations, we may from time to time defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent us from declaring or paying cash distributions on our common stock or debt securities that rank junior to the subordinated debenture.
At December 31, 2008, we were not in compliance with two financial covenants in the agreement for our $18,000 unsecured term loan. This term loan was paid off during the first quarter of 2009.
NOTE 15. REGULATORY MATTERS
Integra Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank of St. Louis based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2008, the net reserve requirement totaled $6,476. Integra Bank was in compliance with all cash reserve requirements as of December 31, 2008.
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

Quantitative measures established by regulation to ensure capital adequacy require us and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2008, we and Integra Bank met all capital adequacy requirements to which we were subject.
At December 31, 2008, Integra Bank met regulatory requirements for “well capitalized” status. Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.
The amount of dividends which our subsidiaries may pay is governed by applicable laws and regulations. For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above. As of December 31, 2008, Integra Bank did not have retained earnings available for distribution in the form of dividends to the holding company without prior regulatory approval.
The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and Integra Bank:

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk Weighted Assets)
Consolidated	$272,514	9.75%	$223,692	8.00%	N/A	N/A
Integra Bank	281,254	10.07%	223,347	8.00%	279,184	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$214,720	7.68%	$111,846	4.00%	N/A	N/A
Integra Bank	245,956	8.81%	111,674	4.00%	167,510	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$214,720	6.41%	$134,081	4.00%	N/A	N/A
Integra Bank	245,956	7.37%	133,575	4.00%	166,969	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)
Consolidated	$305,723	11.52%	$212,342	8.00%	N/A	N/A
Integra Bank	315,030	11.89%	211,937	8.00%	264,921	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$247,906	9.34%	$106,171	4.00%	N/A	N/A
Integra Bank	287,632	10.86%	105,968	4.00%	158,953	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$247,906	7.81%	$126,998	4.00%	N/A	N/A
Integra Bank	287,632	9.08%	126,688	4.00%	158,361	5.00%
During the third quarter of 2008, we filed a registration statement relating to equity securities with the Securities and Exchange Commission to be issued through a shelf registration process, increasing our ability to respond quickly to capital-raising opportunities that may occur in the future.
In February 2009, we were approved to participate in the U.S. Treasury Department’s Capital Purchase Program and received funding of $83,586, in exchange for shares of a new series of senior preferred stock and a related warrant to purchase common stock on the standard terms and conditions of the program. The Treasury Preferred stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve and may be repurchased at any time under certain conditions. The Treasury Department also received a 10-year warrant to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share. As part of this program, we were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.

NOTE 16. STOCK OPTION PLAN AND AWARDS
On April 18, 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs). All options granted under the 2007 plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted. The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards may be granted under the Prior Plans. Under the 2007 Plan, at December 31, 2008, there were 125,615 shares available for the granting of additional awards.
In 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the plans, in connection with the employment of our Chairman and CEO. Such options are vested and must be exercised within ten years. At December 31, 2008, all 31,500 options remained outstanding.
A summary of the status of the options or SARs granted under the plans as of December 31, 2008, and changes during the year is presented below:

	December 31, 2008
			Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)
Options/SARs outstanding, beginning of year	1,386,983	$21.74
Options/SARs granted	211,198	13.85
Options/SARs exercised	—	—
Options/SARs forfeited or expired	(182,748)	22.03

Options/SARs outstanding, end of year	1,415,433	$20.53	5.8

Options/SARs exercisable	1,055,517	21.26	4.8
The options and SARS outstanding at December 31, 2008, had a weighted average remaining term of 5.8 years with no aggregate intrinsic value, while the options and SARS that were exercisable at December 31, 2008, had a weighted average remaining term of 4.8 years and no aggregate intrinsic value. As of December 31, 2008, there was $946 of total unrecognized compensation cost related to the stock options and SARS granted after the adoption of SFAS 123(R). The cost is expected to be recognized over a weighted-average period of 2.1 years. Compensation expense for options and SARS for the years ended December 31, 2008, 2007, and 2006 was $841, $589, and $245, respectively.
No stock options were exercised during 2008. During 2007, 29,761 stock options with an intrinsic value of $27 were exercised. We received $351 for these exercises and approximately $10 of tax benefit was realized. During 2006, 291,999 stock options with an intrinsic value of $1,155 were exercised. We received $6,005 for these exercises and approximately $416 of tax benefit was realized.
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

A summary of the status of the restricted stock granted by us as of December 31, 2008 and changes during the year is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, beginning of year	113,962	$22.80
Shares granted	113,398
Shares vested	(37,887)
Shares forfeited	(9,860)

Restricted shares outstanding, end of year	179,613	$17.57

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. To comply with the provisions of SFAS 123(R), we reclassified the deferred compensation balance for grants issued prior to 2006 under APB 25 to additional paid-in capital on the consolidated balance sheet. As of December 31, 2008, all restricted stock compensation related to nonvested restricted stock grants awarded prior to 2006 had been amortized. As of December 31, 2008, there was $1,697 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS 123(R). The cost is expected to be recognized over a weighted-average period of 2.3 years. Compensation expense for restricted stock for the years ended December 31, 2008, 2007, and 2006 was $1,074, $748, and $377, respectively. The total fair value at exercise of shares vested during the years ended December 31, 2008, 2007, and 2006 was $497, $680, and $417, respectively.
NOTE 17. FAIR VALUE
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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. Given the conditions in the debt markets, the absence of observable transactions in the secondary and new issue markets, and the overall inactivity of the market we determined that some of our trust preferred securities should be classified within Level 3 of the fair value hierarchy. In certain situations we use independent third parties to help prepare the valuations for some of our trust preferred securities.
The approach used to determine the fair value of some of our trust preferred securities involved the following steps:
•	Estimation of the credit quality of the collateral using average probability of default values for each issuer (adjusted for rating levels);
•	Consideration of the potential for correlation of default probabilities among issuers within the same industry (e.g. banks with other banks);
•	Assumption of loss given default was assumed of 95% (i.e. a 5% recovery);
•	Forecasting of cash flows for the underlying collateral and application to each collateralized debt obligation (CDO) tranche to determine the resulting distribution among securities;
•	The discounting of expected cash flows to calculate the present value of the security;
•	Modeling of the calculations were modeled in several thousand scenarios using a Monte Carlo engine with use of the average price for valuation purposes.
The effective discount rates are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions. The approach used to fair value our other multi-issuer CDOs involved the use of a model that was developed by a leading risk management solution providers. The approach used to determine the fair value of these CDOs involved the following steps:
•	The one and five year default probability was determined for each issuer in the pool based on the Kamakura Risk Information Services model;
•	The default probability for insurance issuers was developed using 22 macro factors which drive the default for mid-size insurance companies through the use of a logistic regression model;
•	Twenty-seven macro factors were candidate variable for macro driven default rates; and
•	100,000 Monte-Carlo simulations were run in annual time stops until maturity to derive a fair market value.
The approach utilized by our consultant uses a multifactor default model incorporating market/macro economic factors as well as unsystematic factors. This approach establishes the line between market and credit risk and provides a framework for dynamic instead of static market and credit risk modeling. Reduced form default probabilities by our consultants are seen as the most modern and most accurate approach to default probability assessment. The use of 100,000 scenarios was done to minimize statistical error.
We evaluated current defaults and deferrals from trustee reports, structural support within the CDO, and the coupon rate at the Cusip level compared to the coupon on the tranche. In evaluating these factors we examined the trustee reports to determine current payment history and the structural support that existed within the CDO at year-end. We incorporate the modeling for evaluating future deferrals and defaults and coupon rates based on the current swap curve to project future cash flows. Several scenarios were done involving different levels of liquidity risk.
Because of the lack of an active market, the determinations of fair value assume that market participants would utilize the same assumptions in determining a price.
Loans held for sale: The fair value of loans held for sale is determined using quoted secondary-market prices. The purchaser provides us with a commitment to purchase the loan at the origination price. Under SFAS No. 157, this commitment is classified as a Level 2 in the fair value hierarchy. If no such quoted price exists, the fair value of a loan would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

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
Impaired Loans: Impaired loans are evaluated at the time full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of the collateral, if the loan is collateral dependent. Fair value is measured based on the value of the collateral securing these loans, is classified as Level 3 in the fair value hierarchy and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non-real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for additional impairment.
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Securities, available for sale	$—	$544,204	$17,535	$561,739
Derivatives	—	12,296	—	12,296

Liabilities
Derivatives	$—	$11,851	$—	$11,851
Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Impaired loans	$—	$—	$69,590	$69,590
Loans held for sale	—	5,776	—	5,776

Liabilities	$—	$—	$—	$—
Impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $94,151, with a valuation allowance of $24,561, resulting in an additional provision for loan losses of $21,695 for the period.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2008.

	Securities
	Available for sale	Total

Beginning Balance at January 1, 2008	$—	$—
Transfers in and/or out of Level 3	25,840	25,840
Gains (Losses) included in other comprehensive income	(3,996)	(3,996)
Gains (Losses) included in earnings	(4,309)	(4,309)

Ending Balance	$17,535	$17,535

On December 31, 2008, we priced five of our single name trust preferred securities using a level 2 pricing method. Therefore these securities were transferred out of Level 3. All of these securities are available for sale and; therefore, the unrealized gains and losses are generally not recorded in earnings. However, during 2008 impairment charges of $10,612 were charged to earnings for four trust preferred securities, $6,302 during the second quarter and $4,309 during the fourth quarter.
In October 2008, the FASB issued guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance, released as FASB Staff Position No. FAS 157-3 (“FSP 157-3”), provides an illustrative example that applies the objectives and framework of SFAS No. 157 to determine the fair value of a financial asset in a market that is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. Among other things, the guidance clarifies how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (e.g., broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The guidance states that significant judgment is required in valuing financial assets and that prices in disorderly markets cannot be automatically rejected or accepted without sufficient evaluation. In addition, a distressed market does not result in distressed prices for all transactions — judgment is required at the individual transaction level. FSP 157-3 indicates that an entity must use appropriate risk adjustments that market participants would make for both nonperformance and liquidity risks. We have evaluated FSP 157-3 and concluded, largely due to its language regarding risk adjustments to liquidity premiums, that its provisions are consistent with our current methods of valuing our available for sale securities portfolio.
The following table reflects a comparison of the carrying amounts and fair values of financial instruments not previously presented, as of December 31:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$62,773	$62,773	$75,990	$75,990
Securities held for trading	—	—	53,782	53,782
Loans-net of allowance	2,356,216	2,415,290	2,284,117	2,312,017
Accrued interest receivable	14,114	14,114	18,549	18,549

Financial Liabilities:
Deposits	$2,340,192	$2,367,354	$2,340,137	$2,355,379
Short-term borrowings	415,006	415,542	272,270	272,640
Long-term borrowings	360,917	362,848	376,707	385,944
Accrued interest payable	10,560	10,560	15,248	15,248
The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent fair values of all assets and liabilities of ours and, thus, should not be interpreted to represent a market or liquidation value for us.
Carrying amount is the estimated fair value for cash and short-term investments, accrued interest receivable and payable, demand deposits and short-term debt. The fair value of loans is estimated by in accordance with paragraph 31 of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, by discounting expected future cash flows using market rates of like maturity. For time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of regulatory stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

NOTE 18. COMMITMENTS, CONTINGENCIES, AND CREDIT RISK
We are committed under various operating leases for premises and equipment. Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2009	$2,499
2010	2,178
2011	1,984
2012	1,909
2013	1,839
Thereafter	7,346

Total	$17,755

Rental expense for these operating leases totaled $2,499, $2,556 and $1,911 in 2008, 2007 and 2006, respectively.
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
Our exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2008, follows:

				Ranges of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitment	Commitment	Commitment	Commitments

Commitments to extend credit	$622,296	$61,949	$684,245	1.78% – 21.00%

Standby letters of credit	15,680	6,640	22,320	0.00% – 10.00%
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

Standby letters of credit, both financial and performance are written conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We also have $2,574 of additional non-reimbursable standby letters of credit and commitments.
We and our subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of us and our subsidiaries.
NOTE 19. INTEREST RATE CONTRACTS
During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 4.91% at December 31, 2008. The swap expires on or prior to January 5, 2016, and had a notional amount of $5,515 at December 31, 2008.
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
During the fourth quarter of 2007, we entered into a free-standing cancelable swap with the notional amount of $4,650. This swap requires us to pay a variable rate based on three-month LIBOR and receive a fixed rate of 5.00%. The swap had a negative carrying value of $22 at December 31, 2007. Changes in the market values are recorded in other income on the income statement. The swap was called during the fourth quarter of 2008.
As a part of the Prairie acquisition, we acquired two free-standing floors with notional amount of $10,000 each. The first floor had a carrying value of $76 at December 31, 2007, a strike rate of 7.50%, and a maturity date of January 23, 2009. The second floor had a carrying value of $271 at December 31, 2007, a strike rate of 7.50%, and a maturity date of January 23, 2011. Changes in the market values are recorded in other income on the income statement. Both floors were called during the second quarter of 2008.
We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.
NOTE 20. EMPLOYEE RETIREMENT PLANS
Substantially all employees are eligible to contribute a portion of their pre-tax and/or after-tax salary to a defined contribution plan. We may make contributions to the plan in varying amounts depending on the level of employee contributions. Our expense related to this plan was $1,249, $1,162 and $1,046 for 2008, 2007 and 2006, respectively.
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

The 2009 health care cost trend rate is projected to be 8.3%. The rate is assumed to decrease incrementally each year until it reaches 4.5% in 2029. Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 2008 accumulated postretirement benefit obligation or the annual cost of retiree health plans. The 2007 valuation assumed a health care cost trend rate of 8.0%, assuming that the rate would decrease incrementally each year until it reached 5.0% in 2015. A one percentage point increase in the health care cost trend rate would have resulted in a $205 increase in the year-end accumulated postretirement benefit obligation, and a $59 increase to service and interest cost. A one percentage point decrease would have resulted in a $181 decrease in the year-end benefit obligation and a $51 increase to service and interest cost.
The discount rate is used to determine the present value of future benefit obligations and net periodic pension cost and is determined by matching the expected cash flows of the plan to a yield curve based on long-term, high quality corporate bonds as of the measurement date. The discount rate reflected in the financial statements was 7.65% for 2008, 6.30% for 2007 and 5.50% for 2006.
The following summary reflects the plan’s funded status and the amounts reflected on our financial statements.
Actuarial present values of benefit obligations at December 31 are:

	Postretirement Benefits
	2008	2007

Change in Fair Value of Plan Assets:
Balance at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	184	177
Benefits paid, net of retiree contributions	(184)	(177)

Balance at end of year	$—	$—

Change in Accumulated Projected Benefit Obligation:
Balance at beginning of year	$3,248	$2,247
Service cost	277	150
Interest costs	199	118
Actuarial (gains) losses	(875)	910
Adjustment for prior year benefits paid	(238)	—
Benefits paid, net of retiree contributions	(184)	(177)

Balance at end of year	$2,427	$3,248

Funded status-(accrued) prepaid benefit cost	$(2,427)	$(3,248)

Amounts recognized in accumulated other comprehensive income at December 31, 2008 and December 31, 2007, on a pre-tax basis, includes prior service costs of $131 and $165, and actuarial losses of $1,150, and $2,028, respectively.

Components of Net Periodic Pension Cost and Other Amounts Recognized in Net Income:

	Postretirement Benefits
	2008	2007	2006

Service cost — benefits earned during the period	$277	$150	$99
Interest cost on projected benefit obligation	199	118	99
Amortization of prior service costs	34	34	34
Amortization of net (gain) loss	122	64	47

Net periodic benefit cost	632	366	279

Net loss (gain)	(875)	910	—
Prior service (cost) credit	(34)	(34)	—
Amortization of gain (loss)	(122)	(64)	—

Total recognized in other comprehensive income	(1,031)	812	—

Total recognized in net periodic benefit cost and other comprehensive income	$(399)	$1,178	$279

The estimated prior service costs and net loss for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2009 are $34 and $65, respectively.
The following table shows the future benefit payments, net of retiree contributions, which are expected to be paid during the following years:

Year Ending December 31,
2009	$153
2010	177
2011	209
2012	216
2013	224
Thereafter	1,430
NOTE 21. SEGMENT INFORMATION
Segments represent the part of our company we evaluate with separate financial information. Our financial information is primarily reported and evaluated in one line of business: Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial loans; mortgage loan sales and servicing; letters of credit; corporate treasury management services; brokerage and insurance products and services; and complete personal and corporate trust services. Other includes the operating results of the parent company and its reinsurance subsidiary, as well as eliminations. The reinsurance company does not meet the reporting criteria for a separate segment.

The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. The following tables present selected segment information for the banking and other operating units.

For the Year Ended
December 31, 2008	Banking	Other	Total
Interest income	$172,667	$233	$172,900
Interest expense	72,077	6,842	78,919

Net interest income	100,590	(6,609)	93,981
Provision for loan losses	65,784	—	65,784
Other income	29,390	299	29,689
Other expense	218,840	1,213	220,053

Earnings (Loss) before income taxes	(154,644)	(7,523)	(162,167)

Income taxes (benefit)	(48,293)	(2,999)	(51,292)

Net income (loss)	$(106,351)	$(4,524)	$(110,875)

Segment assets	$3,348,776	$8,324	$3,357,100

For the Year Ended
December 31, 2007	Banking	Other	Total
Interest income	$191,657	$263	$191,920
Interest expense	90,226	8,445	98,671

Net interest income	101,431	(8,182)	93,249
Provision for loan losses	4,193	—	4,193
Other income	36,754	317	37,071
Other expense	85,904	1,746	87,650

Earnings before income taxes	48,088	(9,611)	38,477

Income taxes (benefit)	11,374	(3,607)	7,767

Net income (loss)	$36,714	$(6,004)	$30,710

Segment assets	$3,336,034	$14,092	$3,350,126

For the Year Ended
December 31, 2006	Banking	Other	Total
Interest income	$158,194	$199	$158,393
Interest expense	70,326	5,761	76,087

Net interest income	87,868	(5,562)	82,306
Provision for loan losses	20,294	—	20,294
Other income	35,553	274	35,827
Other expense	74,662	1,215	75,877

Earnings before income taxes	28,465	(6,503)	21,962

Income taxes (benefit)	4,878	(2,463)	2,415

Net income (loss)	$23,587	$(4,040)	$19,547

Segment assets	$2,672,217	$12,262	$2,684,479

NOTE 22. FINANCIAL INFORMATION OF PARENT COMPANY
Condensed financial data for Integra Bank Corporation (parent holding company only) follows:
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$6,572	$5,885
Investment in banking subsidiaries	309,128	433,075
Investment in other subsidiaries	536	965
Securities available for sale	2,554	2,554
Other assets	4,676	9,999

TOTAL ASSETS	$323,466	$452,478

LIABILITIES
Long-term borrowings	$117,054	$119,054
Dividends payable	207	3,717
Other liabilities	1,414	1,903

Total liabilities	118,675	124,674

SHAREHOLDERS’ EQUITY
Common stock	20,749	20,650
Additional paid-in capital	208,732	206,991
Retained earnings	(15,754)	104,913
Accumulated other comprehensive income (loss)	(8,936)	(4,750)

Total shareholders’ equity	204,791	327,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$323,466	$452,478

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
Dividends from banking subsidiaries	$11,350	$20,750	$12,000
Dividends from other subsidiaries	600	—	—
Other income	163	257	161

Total income	12,113	21,007	12,161

Interest expense	6,847	8,505	5,783
Other expenses	1,033	1,551	1,138

Total expenses	7,880	10,056	6,921

Income before income taxes and equity in undistributed earnings of subsidiaries	4,233	10,951	5,240

Income tax benefit	3,032	3,640	2,506

Income before equity in undistributed earnings of subsidiaries	7,265	14,591	7,746

Equity in undistributed earnings of subsidiaries	(118,140)	16,119	11,801

Net income (loss)	$(110,875)	$30,710	$19,547

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,875)	$30,710	$19,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	154	153	154
Employee benefit expenses	2,029	1,508	817
Excess distributions (undistributed) earnings of subsidiaries	118,140	(16,120)	(11,801)
Decrease in deferred taxes	(406)	(845)	(101)
(Increase) decrease in other assets	5,574	(107)	(1,303)
(Decrease) increase in other liabilities	(489)	536	(224)

Net cash flows provided by (used in) operating activities	14,127	15,835	7,089

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Prairie Financial Corp, net of cash acquired	—	(35,331)	—
Payments for investments in and advances to subsidiaries	—	(619)	—

Net cash flows provided by (used in) investing activities	—	(35,950)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(9,556)	—
Excess income tax benefit from employee stock-based awards	—	10	—
Dividends paid	(11,379)	(13,460)	(11,583)
Proceeds from long-term borrowings	—	40,619	—
Repayment of long-term borrowings	(2,000)	—	—
Proceeds from exercise of stock options and restricted shares, net	(61)	351	5,949

Net cash flows provided by (used in) financing activities	(13,440)	17,964	(5,634)

Net increase (decrease) in cash and cash equivalents	687	(2,151)	1,455

Cash and cash equivalents at beginning of year	5,885	8,036	6,581

Cash and cash equivalents at end of year	$6,572	$5,885	$8,036

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no changes in or disagreements with accountants on accounting and financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15c) as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in timely alerting our management to material information required to be included in this Form 10-K and other Exchange Act filings.
Management’s report on internal control over financial reporting is set forth on page 50 of this report.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2008, the Audit Committee of the Board of Directors did not approve the engagement of Crowe Horwath LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes Oxley Act of 2002.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included in Item 1 of this Annual Report under the caption “Executive Officers of the Company”.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the proxy statement for our 2009 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the proxy statement for our 2009 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the proxy statement for our 2009 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the proxy statement for our 2009 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of Form 10-K

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2.	Schedules

No schedules are included because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits

Exhibit Index is on page 97.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

INTEGRA BANK CORPORATION

/s/ MICHAEL T. VEA Michael T. Vea	3/4/2009 Date
Chairman of the Board, Chief Executive Officer and President

/s/ MARTIN M. ZORN	3/4/2009

Martin M. Zorn	Date
Chief Operating Officer and Chief Financial Officer

/s/ MICHAEL B. CARROLL	3/4/2009

Michael B. Carroll	Date
Executive Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ SANDRA CLARK BERRY Sandra Clark Berry	3/4/2009 Date
Director

/s/ ROBERT L. GOOCHER	3/4/2009

Robert L. Goocher	Date
Director

/s/ H. RAY HOOPS	3/4/2009

H. Ray Hoops	Date
Director

/s/ THOMAS W. MILLER	3/4/2009

Thomas W. Miller	Date
Director

/s/ ARTHUR D. PRINGLE, III	3/4/2009

Arthur D. Pringle, III	Date
Director

/s/ BRADLEY M. STEVENS	3/4/2009

Bradley M. Stevens	Date
Director

/s/ RICHARD M. STIVERS	3/4/2009

Richard M. Stivers	Date
Director

/s/ ROBERT W. SWAN	3/4/2009

Robert W. Swan	Date
Director

/s/ DANIEL T. WOLFE	3/4/2009

Daniel T. Wolfe	Date
Director

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBIT

3	(a)(i)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A dated June 12, 1998)

3	(a)(ii)	Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)

3	(a)(iii)	Articles of Amendment dated July 18, 2001 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)

3	(a)(iv)	Articles of Amendment dated February 25, 2009 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 2, 2009)

3	(b)	By-Laws (as amended through February 25, 2009)

4	(a)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 2, 2009)

4	(b)	Warrant for the Purchase of Shares of Common Stock of Integra Bank Corporation (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 2, 2009)

10	(a)*	Integra Bank Corporation Employees’ 401(K) Plan (2003 Restatement) (incorporated by reference to Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10	(b)*
Contract of Employment dated August 23, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10	(c)*
Amendment to Contract of Employment dated September 20, 2000 between Integra Bank Corporation and Michael T. Vea (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10	(d)*	Amendment to Contract of Employment dated December 30, 2008 between Integra Bank Corporation and Michael T. Vea

10	(e)*
Nonqualified Stock Option Agreement (Non Plan) dated September 7, 1999, between National City Bancshares, Inc. and Michael T. Vea (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10	(f)*	Amended Employment Agreement dated October 15, 2008, between Integra Bank Corporation and Martin M. Zorn

10	(g)*	Employment Agreement dated October 15, 2008, between Integra Bank Corporation and Raymond D. Beck

10	(h)*
Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger M. Duncan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)

10	(i)*
Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger D. Watson (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)

10	(j)*	Change in Control Benefits Agreement dated October 15, 2008, between Integra Bank Corporation and Michael B. Carroll

10	(k)*
Employment Agreement with effective date of April 9, 2007, between Integra Bank Corporation and Bradley M. Stevens (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending March 31, 2007)

10	(l)*
First Amendment to Integra Bank Corporation Employees 401 (K) Plan dated January 1, 2003 (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10	(m)*
Second Amendment to Integra Bank Corporation Employees 401 (K) Plan dated March 28, 2005 (incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10	(n)*
Third Amendment to Integra Bank Corporation Employees 401 (K) Plan dated January 1, 2006 (incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBIT

10	(o)*
Fourth Amendment to Integra Bank Corporation Employees 401 (K) Plan dated July 1, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 2007)

10	(p)*	Integra Bank Corporation 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed March 16, 2007)

10	(q)*	Integra Bank Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 16, 2007)

10	(r)*	Form of Restricted Stock Agreement (Director) under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 18, 2007)

10	(s)*	Form of Restricted Stock Agreement (Employee) under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 18, 2007)

10	(t)*	Form of Nonqualified Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated April 18, 2007)

10	(u)*	Form of Stock Appreciation Right Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated April 18, 2007)

10	(v)*	Summary Sheet of 2009 Compensation

10	(w)*
Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2009)

10	(x)*	Form of Senior Officer Letter Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 2, 2009)

10	(y)*	Form of Waiver (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 2, 2009)

10	(z)*
ARRA Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 2, 2009)

21		Subsidiaries of the Registrant

23		Consent of Crowe Horwath LLP

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.