Form 10-Q
period 2009-03-31
INTEGRA BANK CORP
filed 2009-05-07
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.
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
Registrant’s telephone number, including area code: (812) 464-9677
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2009
(Common stock, $1.00 Stated Value)	20,742,779

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$353,743	$62,354
Federal funds sold and other short-term investments	514	419

Total cash and cash equivalents	354,257	62,773
Loans held for sale (at lower of cost or fair value)	7,956	5,776
Securities available for sale	541,883	561,739
Regulatory stock	29,137	29,155
Loans, net of unearned income	2,425,999	2,490,243
Less: Allowance for loan losses	(78,525)	(64,437)

Net loans	2,347,474	2,425,806
Premises and equipment	46,834	48,500
Other intangible assets	9,507	9,928
Other assets	218,485	213,423

TOTAL ASSETS	$3,555,533	$3,357,100

LIABILITIES
Deposits:
Non-interest-bearing demand	$299,454	$284,032
Interest-bearing:
Savings, interest checking and money market accounts	997,910	901,785
Time deposits of $100 or more	749,205	603,519
Other interest-bearing	533,474	550,856

Total deposits	2,580,043	2,340,192
Short-term borrowings	277,040	415,006
Long-term borrowings	392,562	360,917
Other liabilities	44,386	36,194

TOTAL LIABILITIES	3,294,031	3,152,309

Commitments and contingent liabilities (Note 9)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586	81,761	—
Common stock — $1.00 stated value:
Shares authorized: 29,000,000
Shares outstanding: 20,744,612 and 20,748,880 respectively	20,745	20,749
Additional paid-in capital	209,168	208,732
Retained earnings	(44,435)	(15,754)
Accumulated other comprehensive income (loss)	(5,737)	(8,936)

TOTAL SHAREHOLDERS’ EQUITY	261,502	204,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,555,533	$3,357,100

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans:
Taxable	$25,749	$38,701
Tax-exempt	203	81
Interest and dividends on securities:
Taxable	5,466	6,480
Tax-exempt	1,008	1,312
Dividends on regulatory stock	521	376
Interest on loans held for sale	103	103
Interest on federal funds sold and other short-term investments	93	38

Total interest income	33,143	47,091

INTEREST EXPENSE
Interest on deposits	12,187	16,392
Interest on short-term borrowings	763	2,166
Interest on long-term borrowings	2,710	5,015

Total interest expense	15,660	23,573

NET INTEREST INCOME	17,483	23,518
Provision for loan losses	31,394	3,634

Net interest income after provision for loan losses	(13,911)	19,884

NON-INTEREST INCOME
Service charges on deposit accounts	4,413	4,699
Other service charges and fees	836	998
Commissions on annuities	257	581
Debit card income-interchange	1,257	1,243
Trust income	459	559
Net securities gains (losses)	(1,170)	24
Gain on sale of other assets	2,496	—
Warrant fair value adjustment	(4,738)	—
Cash surrender value life insurance	690	643
Other	992	1,987

Total non-interest income	5,492	10,734

NON-INTEREST EXPENSE
Salaries and employee benefits	12,075	12,394
Occupancy	2,581	2,560
Equipment	849	928
Professional fees	1,730	1,218
Communication and transportation	1,161	1,222
Processing	757	718
Software	620	559
Marketing	416	482
Loan and OREO expense	5,448	452
FDIC assessment	950	78
Low income housing project losses	690	651
Amortization of intangible assets	421	431
Other	1,775	2,428

Total non-interest expense	29,473	24,121

Income (Loss) before income taxes	(37,892)	6,497
Income tax expense (benefit)	(9,831)	1,524

Net income (loss)	(28,061)	4,973

Preferred stock dividends and discount accretion	413	—

Net income (loss) available to common shareholders	$(28,474)	$4,973

Earnings (Loss) per common share:
Basic	$(1.37)	$0.24
Diluted	(1.37)	0.24

Weighted average common shares outstanding:
Basic	20,732	20,537
Diluted	20,732	20,544

Dividends per common share	$0.01	$0.18
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(28,061)	$4,973

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $1,599 and $2,508, respectively)	2,631	3,280
Reclassification of amounts realized through impairment charges and sales (net of tax of $442 and $(9), respectively)	728	(15)

Net unrealized gain (loss) on securities	3,359	3,265

Change in net pension plan liability (net of tax of $9 and $15, respectively)	15	25
Unrealized gain (loss) on derivative hedging instruments arising in period (net of tax of $(106) and $185, respectively)	(175)	374

Net unrealized gain (loss), recognized in other comprehensive income (loss)	3,199	3,664

Comprehensive income (loss)	$(24,862)	$8,637

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

						Accumulated
		Shares of		Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2008	$—	20,748,880	$20,749	$208,732	$(15,754)	$(8,936)	$204,791

Net income (loss)	—	—	—	—	(28,061)	—	(28,061)
Cash dividend declared ($0.01 per share)	—	—	—	—	(207)	—	(207)
Net change, net of tax, in accumulated other comprehensive income	—	—	—	—	—	3,199	3,199
Preferred stock	83,586	—	—	—	—	—	83,586
Discount on preferred stock	(1,825)	—	—	—	—	—	(1,825)
Preferred stock dividend and discount accretion	—	—	—	—	(413)	—	(413)
Exercise of stock options and restricted shares, net	—	(618)	(1)	(14)	—	—	(15)
Grant of restricted stock, net of forfeitures	—	(3,650)	(3)	3	—	—	—
Stock-based compensation expense	—	—	—	447	—	—	447

BALANCE AT MARCH 31, 2009	$81,761	20,744,612	$20,745	$209,168	$(44,435)	$(5,737)	$261,502

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28,061)	$4,973
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,800	1,789
Provision for loan losses	31,394	3,634
Net securities (gains) losses	—	(24)
Impairment charge on available for sale securities	1,170	—
Net held for trading (gains) losses	—	(321)
(Gain) loss on sale of premises and equipment	(1)	—
(Gain) loss on sale of other real estate owned	54	—
Gain on sale of branches	(2,549)	—
Loss on low-income housing investments	690	651
Proceeds from maturities of held for trading securities	—	1,682
Net change in held for trading securities	—	52,421
Increase (decrease) in deferred taxes	(3,045)	—
Net gain on sale of loans held for sale	(207)	(291)
Proceeds from sale of loans held for sale	31,897	36,739
Origination of loans held for sale	(33,870)	(37,000)
Change in other operating	8,752	(21,303)

Net cash flows provided by (used in) operating activities	8,024	42,950

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	29,142	35,708
Proceeds from sales of securities available for sale	50	7,957
Purchase of securities available for sale	(5,240)	(87,671)
(Increase) decrease in loans made to customers	16,678	(31,966)
Decrease in loans from sale of branches	26,940	—
Purchase of premises and equipment	(588)	(833)
Proceeds from sale of premises and equipment from branch sale	1,148	—
Proceeds from sale of premises and equipment	11	—
Proceeds from sale of other real estate owned	697	—

Net cash flows provided by (used in) investing activities	68,838	(76,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	290,612	(32,069)
Decrease in deposits from sale of branches	(50,796)	—
Net increase (decrease) in short-term borrowed funds	(137,966)	94,752
Proceeds from long-term borrowings	50,000	50,000
Repayment of long-term borrowings	(18,354)	(65,953)
Proceeds from issuance of TARP preferred stock and warrants	81,731	—
Accrued dividends on preferred stock	(383)	—
Dividends paid	(207)	(3,717)
Proceeds from exercise of stock options and restricted shares, net	(15)	—

Net cash flows provided by (used in) financing activities	214,622	43,013

Net increase (decrease) in cash and cash equivalents	291,484	9,158

Cash and cash equivalents at beginning of year	62,773	75,990

Cash and cash equivalents at end of period	$354,257	$85,148

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$3,320	$321
Dividends for common shareholders declared and not paid	207	3,718
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and our subsidiaries. At March 31, 2009, our subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and four statutory business trusts, which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC.
Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
ACCOUNTING ESTIMATES:
We are required to make estimates and assumptions based on available information that affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to short-term changes include the valuation of the securities portfolio, the determination of the allowance for loan losses, the valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the valuation of our deferred tax asset. The deterioration in the residential real estate industry, the impact of the recession on the Bank and other banks, and our overall financial performance have all had a meaningful influence on the application of certain of our critical accounting policies and development of these significant estimates. In applying those policies, and making our best estimates, during the current quarter we recorded provisions for loan losses, other than temporary impairment on investment securities, and a valuation allowance on our deferred tax asset. In previous periods, considering similar factors, we recorded significant provisions for loan losses, other than temporary impairment on investment securities, and goodwill impairment.
Our customers’ abilities to make scheduled loan payments are in part dependent on the performance of their businesses and future economic conditions. In the event our loan customers perform worse than expected, we could incur substantial additional provisions for loan losses in future periods.
There are securities in our trust preferred securities portfolio and loans in our loan portfolio as to which we have estimated losses in part based on the assumption that the plans being executed by the issuers or our borrowers will be implemented as planned and have the effect of improving their financial positions. Should these plans not be executed, or have unintended consequences, our losses would increase.
On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the tax valuation allowance is recorded as additional income tax expense in the period the tax valuation allowance is established. The valuation allowance estimate is highly dependent on projections of future levels of taxable income. Should the actual amount of taxable income be less than what is projected, it may be necessary for us to increase the valuation allowance.

RECENT ACCOUNTING PRONOUNCEMENTS:
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revises SFAS No. 141. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. This pronouncement requires an acquirer to recognize the assets acquired and liabilities assumed in the acquiree at the acquisition date, measured at their fair values as of that date, as opposed to the date the agreement was finalized. It also requires the acquirer to expense the costs incurred to effect the acquisition, where SFAS No. 141 included those amounts in recorded goodwill. SFAS No. 141(R) also requires the acquirer to record restructuring costs, including severance, in the statement of income. Finally, the pronouncement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values, using the recognition criteria included in SFAS No. 5, “Accounting for Contingencies”, with future changes going through earnings. This pronouncement is effective for us in 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective for us in 2009 and is not expected to impact our results of operations or financial position.
In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of FSP 157-2 during the first quarter of 2009, resulting in additional disclosures.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 is effective for us in 2009 and resulted in changes to our disclosures about our interest rate contracts.
In April 2009, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic and fully diluted earnings per share. FSP EITF 03-6-1 does not have a significant impact on our results of operations or financial position.
On April 9, 2009, the FASB issued three Final Staff Positions (FSPs) that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, amends SFAS No. 157, “Fair Value Measurements,” to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, require more frequent disclosures of fair value for public companies. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends the other-than-temporary impairment guidance for debt securities. We did not elect to adopt these standards early and will adopt them during the second quarter of 2009. We have not yet fully assessed the impact of adoption of these standards on our financial position or results of operations.
FAIR VALUE MEASUREMENT:
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
For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. Given the conditions in the debt markets, the absence of observable transactions in the secondary and new issue markets, and the overall inactivity of the market, we determined that some of our trust preferred securities should be classified within Level 3 of the fair value hierarchy. In certain situations we use independent third parties to help prepare the valuations for some of our trust preferred securities.
The conditions in the markets for trust preferred securities including the overall inactivity and absence of observable transactions in the secondary and new issue markets for trust preferred securities led us to value our trust preferred securities using two alternative groups of inputs as the marks for these securities. The single name issues continue to come from the brokers and are considered Level 2 valuations. The marks for the pooled CDOs were derived from two different financial models and are considered Level 3 valuations.
The approach used to determine the fair value of our two PreTSL pooled trust preferred securities came from the underwriter and uses the Moody’s Analytics valuation process. As stated above this valuation process is considered to be a Level 3 pricing approach. The Moody’s Analytics is an income valuation approach that computes present values as described below.
•
Credit quality of the collateral is estimated using average risk-neutral probability of default values for each industry (i.e. banks, real estate investment trusts and insurance companies are evaluated separately);

•	Asset defaults are generated by accounting for both the probability of default of the asset and an assumed level of correlation among the assets (e.g. banks with other banks);
•	A higher level of correlation is assumed among assets from the same industry (e.g. banks with other banks);
•	Loss given default was assumed to be 95% (i.e. a 5% recovery);
•	Cash flows were forecast for underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities;
•	The calculations were modeled in several thousand scenarios using a Monte Carlo engine;
•	The expected cash flows for each scenario were discounted at the risk-free rate plus 200 basis points (for illiquidity) to calculate the present value of the security; and
•	The average price was used for valuation purposes.
The effective discount rates are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.
The approach used to determine the fair value of the remaining four pooled trust preferred securities utilized the Kamakura Risk Information Services model. The approach used to determine the fair value of these CDOs involved the following steps:
•	The one and five year default probability was determined for each issuer in the pool based on the Kamakura Risk Information Services model;
•	The default probability for insurance issuers was developed using 22 macro factors which drive the default for mid-size insurance companies through the use of a logistic regression model;
•	Twenty-seven macro factors were candidate variables for macro driven default rates; and
•	100,000 Monte-Carlo simulations were run in annual time stops until maturity to derive a fair market value.

The approach utilized by Kamakura uses a multifactor default model incorporating market/macro economic factors as well as unsystematic factors. This approach establishes the line between market and credit risk and provides a framework for dynamic instead of static market and credit risk modeling. Reduced form default probabilities are seen by our consultants as the most modern and most accurate approach to determine default probability assessments. The use of 100,000 scenarios was done to minimize statistical error.
We incorporated several factors in our review of the CDO portfolio. We evaluated current defaults and deferrals from trustee reports, structural support within each CDO, and the coupon rate at the cusip level compared to the coupon on the tranche. In evaluating key financial components we examined the trustee reports to determine current payment history and the structural support that existed within the CDOs at March 31, 2009. We incorporated the modeling for evaluating future deferrals and defaults and coupon rates based on the current swap curve to project future cash flows.
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
Other Real Estate Owned: Other real estate owned is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers and is classified as Level 3.
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets
Securities, available for sale	$—	$526,046	$15,837	$541,883
Derivatives	—	11,668	—	11,668

Liabilities
Derivatives	$—	$11,183	$—	$11,183

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Securities, available for sale	$—	$544,204	$17,535	$561,739
Derivatives	—	12,296	—	12,296

Liabilities
Derivatives	$—	$11,851	$—	$11,851
Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets
Impaired loans	$—	$—	$90,754	$90,754
Loans held for sale	—	7,956	—	7,956
Other real estate owned	—	—	16,016	16,016

Liabilities	$—	$—	$—	$—

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Impaired loans	$—	$—	$69,590	$69,590
Loans held for sale	—	5,776	—	5,776

Liabilities	$—	$—	$—	$—
At March 31, 2009, impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $122,838, with a valuation allowance of $32,084, resulting in an additional provision for loan losses of $14,377 for the period. At December 31, 2008, impaired loans with a specific reserve had a carrying amount of $94,151, with a valuation allowance of $24,561. For those properties held in other real estate owned and carried at fair value, a writedown of $766 was charged to earnings in the first quarter of 2009 compared to none in the first quarter of 2008.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ending March 31, 2009.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Beginning Balance at January 1, 2009	$17,535	$17,535
Gains (Losses) included in other comprehensive income	(528)	(528)
Gains (Losses) included in earnings	(1,170)	(1,170)

Ending Balance	$15,837	$15,837

All of our securities are classified as available for sale. Therefore, the unrealized gains and losses are generally not recorded in earnings. However, during the first quarter of 2009, impairment charges of $1,170 were charged against two trust preferred securities.
On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires more frequent disclosures of fair value for public companies. We did not elect to adopt this standard early and will adopt it during the second quarter of 2009.
STOCK OPTION PLAN AND AWARDS:
In April 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs). All options granted under the 2007 Plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted. The exercise price of options granted under the plans cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards may be granted under the Prior Plans. Under the 2007 Plan, at March 31, 2009, there were 136,133 shares available for the granting of additional awards. In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares.
In September 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the plans, in connection with the employment of our former Chairman and CEO. Such options are vested and must be exercised within ten years. At March 31, 2009, all 31,500 options remained outstanding.
A summary of the status of the options or SARs granted under the 2007 Plan and Prior Plans as of March 31, 2009, and changes during the year is presented below:

	March 31, 2009
			Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2008	1,415,433	$20.53
Options/SARs granted	—	—
Options/SARs exercised	—	—
Options/SARs forfeited/expired	(6,833)	14.47

Options/SARs outstanding at March 31, 2009	1,408,600	$20.56	5.5

Options/SARs exercisable at March 31, 2009	1,059,183	$21.26	4.5
The options and SARs outstanding at March 31, 2009, had a weighted average remaining term of 5.5 years with no aggregate intrinsic value, while the options and SARs that were exercisable at March 31, 2009, had a weighted average remaining term of 4.5 years and no aggregate intrinsic value. As of March 31, 2009, there was $770 of total unrecognized compensation cost related to the stock options and SARs granted after the adoption of SFAS No. 123(R), “Accounting for Stock Based Compensation”. The cost is expected to be recognized over a weighted-average period of 2.0 years. Compensation expense for options and SARs for the three months ended March 31, 2009, 2008, and 2007 was $160, $197, and $108, respectively.

One of the Prior Plans permitted the award of up to 300,000 shares of restricted stock. The majority of shares granted under that plan vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares granted since 2007 have been granted from the 2007 Plan, which, as of March 31, 2009 permitted the award of up to 450,000 shares of restricted stock or SARs. In April 2009, our shareholders approved an amendment to the Plan that eliminated the 450,000 share limit. The shares granted under the 2007 Plan vest equally over a three or four-year period.
A summary of the status of the restricted stock granted by us as of March 31, 2009 and changes during the first three months of 2009 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2008	179,613	$17.57
Shares granted	1,500
Shares vested	(4,974)
Shares forfeited	(5,150)

Restricted shares outstanding, March 31, 2009	170,989	$17.55

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. As of March 31, 2009, there was $1,427 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 2.1 years. Compensation expense for restricted stock for the three months ended March 31, 2009, 2008, and 2007 was $287, $144, and $101, respectively.
In April, 2009, our shareholders approved an increase in authorized shares of common stock of 100,000,000 shares, bringing total authorized shares to 130,000,000.
NOTE 2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) for the year by the weighted average number of shares outstanding. Diluted earnings per share is computed as above, adjusted for the dilutive effects of stock options, SARs, and restricted stock. Weighted average shares of common stock have been increased for the assumed exercise of stock options and SARs with proceeds used to purchase treasury stock at the average market price for the period.
The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(28,061)	$4,973
Preferred dividends and discount accretion	(413)	—

Net income (loss) available to common shareholders	$(28,474)	$4,973

Weighted average common shares outstanding — Basic	20,731,957	20,536,760
Incremental shares related to stock compensation	—	7,218

Average common shares outstanding — Diluted	20,731,957	20,543,978

Earnings (Loss) per common share — Basic	$(1.37)	$0.24
Effect of incremental shares related to stock compensation	—	—

Earnings (Loss) per common share — Diluted	$(1.37)	$0.24

Options to purchase 1,440,100 shares and 1,414,599 shares were outstanding at March 31, 2009 and 2008, respectively, and were not included in the computation of net income per diluted share in both periods because the exercise price of these options was greater than the average market price of the common shares, and therefore antidilutive and also, for the first quarter of 2009, because of the net loss.

On February 27, 2009, the United States Department of Treasury, or Treasury Department, invested $83,586 in us as part of the Treasury Department’s Capital Purchase Program, or CPP. We issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1,000, and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69.
The Treasury Warrant was not fully exercisable at the time of issuance. In April 2009 our shareholders approved an increase in the authorized shares of common stock and the issuance of the Warrant Shares.
NOTE 3. SECURITIES
On March 31, 2009, all securities in our investment portfolio were classified as available for sale. Amortized cost, market value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2009:
U.S. Government agencies	$667	$5	$4	$668
Collateralized mortgage obligations:
Agency	261,255	6,540	—	267,795
Private label	33,590	—	5,553	28,037
Mortgage-backed securities	122,609	2,695	2	125,302
Trust preferred	37,711	991	15,035	23,667
States & political subdivisions	85,022	2,950	190	87,782
Other securities	8,640	5	13	8,632

Total	$549,494	$13,186	$20,797	$541,883

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
U.S. Government agencies	$742	$19	$—	$761
Collateralized mortgage obligations:
Agency	272,038	3,040	1,002	274,076
Private label	35,341	—	6,731	28,610
Mortgage-backed securities	130,367	1,179	293	131,253
Trust preferred	38,759	969	11,327	28,401
States & political subdivisions	88,765	1,710	447	90,028
Other securities	8,641	—	31	8,610

Total	$574,653	$6,917	$19,831	$561,739

Available for sale securities with unrealized losses at March 31, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2009
U.S. Government agencies	$236	$4	$—	$—	$236	$4
Collateralized mortgage obligations:
Agency	—	—	—	—	—	—
Private label	5,756	1,596	22,280	3,957	28,036	5,553
Mortgage-backed securities	3,653	2	—	—	3,653	2
Trust preferred	3,550	6,438	4,927	8,597	8,477	15,035
State & political subdivisions	5,151	119	819	71	5,970	190
Other securities	—	—	12	13	12	13

Total	$18,346	$8,159	$28,038	$12,638	$46,384	$20,797

The net gain on trading activities during the three months ended March 31, 2008 was $321. There have been no trading activities in 2009.
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
The ratings of our pooled trust preferred collateralized debt obligations (CDOs) were as follows on the date purchased and at March 31, 2009. In April 2009, Fitch downgraded all of our pooled trust preferred securities.

Issuer	Ratings at Purchase	Ratings as of March 31, 2009	Subsequent Ratings
PreTSL VI	A1 (Moodys) / A+ (Fitch)	Caa1 (Moodys) / A+ (Fitch)	CCC (Fitch)
PreTSL XIV	A2 (Moodys) / A (Fitch)	Ca (Moodys) / A (Fitch)	CC (Fitch)
Alesco 10A C1	A3 (Moodys) / A- (Fitch)	Ca (Moodys) / A- (Fitch)	CC (Fitch)
Trapeza 11A D1	A- (Fitch)	BB+ (Fitch)	C (Fitch)
Trapeza 12A D1	A- (Fitch)	A- (Fitch)	C (Fitch)
US Capital Funding	A3 (Moodys) / A- (Fitch)	Caa3 (Moodys) / A- (Fitch)	CC (Fitch)
During 2008 we recognized other-than-temporary impairment charges in the second and fourth quarters totaling $10,612. The second quarter charge consisted of impairments on two CDOs, Trapeza 11 for $3,413 and the Alesco security for $2,890. We took additional impairment charges during the fourth quarter on three other securities. The Alesco security incurred an additional impairment charge of $773 while the impairment charge to the Trapeza 12 bond was $2,377 and an impairment charge of $1,159 was taken on the US Cap security.
At March 31, 2009, net unrealized losses for our securities portfolio totaled $7,611 after recognition of other-than-temporary impairment. Net unrealized losses for trust preferred security CDOs totaled $14,044, while private label CMOs accounted for an additional $5,553 offset by unrealized gains in other sectors of the securities portfolio. The trust preferred securities consists of the six pooled CDOs listed above and five single name issues. The private label CMOs consist of six issues of which five were originated in 2003-2004 while one was originated in 2006. The increase in net unrealized losses continues to reflect the widening of market spreads that many sectors of the market continue to experience.
The marks for these securities were derived from a combination of sources. The marks for the single name issues continue to come from brokers while the pooled CDOs come from financial models and the private label CMOs are derived from IDC and S&P pricing.
As part of the analysis this quarter, we took into consideration FASB Staff Position No. 99-20-1, FASB Statement No. 115 and FASB Staff Position No. 157-3 along with other relevant accounting guidance. We also reviewed the final issuance released in April 2009 of three FASB Staff Positions related to fair value measurements and impairments of securities including FSP FAS 157-4 “Fair Value Measurements” which provides guidance to assist in determining fair value when there is no active market and gives guidance to identify circumstances that indicate a transaction is not orderly, FAS 115-2 and FAS 124-2, along with FASB 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” As part of the review we decided not to adopt these FSPs early and accordingly, the FSPs will be effective for us during the second quarter of 2009.
We included several factors in our review of the private label CMOs including review of rating changes to determine if other-than-temporary impairment had occurred. Five of the private label CMO securities maintained the same high grade investment ratings they had at purchase while one CMO, WFMBS 2006-8 A13, was downgraded in the fourth quarter 2008 by Moodys from the Aaa rating assigned at the time of purchase to Baa1. The review also included analysis of underlying collateral performance. The issuers within the CMOs continue to perform according to their contractual terms. The collateral continues to have low percentages of delinquencies greater than 90 days, borrower weighted average FICO scores all remain above 727, the cumulative loss percentage of their respective pools remains absent or has increased in a range of 0.1% to 0.3%. The weighted average loan to value (WALTV) of these CMOs ranged from 54% to 67.5% and only two of the securities had a WALTV above 61%. The exposure to the high risk geographies (California, Arizona, Nevada, and Florida) has experienced little change since our last review. The credit support for all of the issues continues to provide evidence that there is adequate structural support, even under stressed scenarios. The review of the underlying mortgage collateral for the tranches we own demonstrates that it is unlikely that the contractual cash flows will be disrupted. Therefore, as these securities are performing and at March 31, 2009 we had the intent and ability to hold these securities to maturity, we concluded that the $5,553 in unrealized loss is temporary.

We incorporated several factors into our determination of whether the CDOs in our portfolio had incurred other-than-temporary impairment, including current defaults and deferrals, the likelihood that a deferring issuer will reinstate, recovery assumptions on defaulted issuers, expectations for future defaults and deferrals, structural support within the CDOs and the coupon rate at the issuer level compared to the coupon on the tranche, among others. We examined the trustee reports to determine current payment history and the structural support that existed within the CDOs at March 31, 2009. We also reviewed key financial components of each individual issuer in the pooled CDO. This review included information about the issuers’ capital ratios, leverage ratios, non-performing loans and non-performing assets among other items. We have established a watch list and near watch list methodology as part of this review. We are also monitoring whether the individual issuers have been approved to receive funds from the U.S. Department of the Treasury under its Troubled Asset Relief Program-Capital Purchase Program.
At March 31, 2009 our single issue trust preferred portfolio included the following bonds: Bank One Capital Trust VI (acquired by JP Morgan Chase), First Citizens Bancshares, First Union Institutional Cap I (acquired by Wells Fargo), Sky Financial Cap Trust III (acquired by Huntington Bank) and Colonial Cap IV. As of March 31, 2009 we have not taken any OTTI charge on this section of our trust preferred portfolio. However the ratings on two of the single issue trust preferred securities have declined below investment grade. Sky Financial Cap Trust III was rated Ba2 by Moodys and BB by S&P at March 31, 2009 while Colonial Cap IV was rated Caa1 by Moodys, CCC by S&P and B+ by Fitch. While no OTTI has been taken these two securities, Sky Financial Cap Trust III and Colonial Cap IV remain below investment grade and are thus considered classified assets. At March 31, 2009, these securities represented $8,250 of the net unrealized loss associated with the trust preferred security portfolio. We continue to monitor the Sky Financial Cap Trust III and the Colonial Cap IV, in particular, for progress of ongoing events that may impact their ability to meet the obligations due us. Should the issuers’ financial conditions worsen or in the case of Colonial, their planned capital infusion fail, it is possible that we will record OTTI charges for these securities in future quarters.
Additional analytical support for the two PreTSL CDO securities was obtained from the underwriter and incorporated in our overall review to determine if other-than-temporary impairment had occurred. This support included Moodys Analytics used to compute the fair market value of the securities. These analytics use a two step process for their valuations, a credit component and a risk free rate plus a premium for illiquidity. The underwriter also provided us with a stress test and a projected cash flow report for each security. The stress test shows the amount of immediate deferrals or defaults that will trigger a temporary interest shortfall or a break in yield. We reviewed the projected cash flow profile of the securities and compared them to the prior quarter.
However, no similar resources were available from the underwriters of the remaining four pooled CDOs; therefore, we continued to utilize Kamakura Risk Information Services, a leading risk management solution provider to determine the fair value and test the Trapeza 11 and 12, Alesco 10A and US Cap Trust Preferred CDOs for other-than-temporary impairment. The Kamakura model utilizes Monte Carlo simulations. We had Kamakura use 100,000 macro scenarios to model future deferrals and defaults and coupon rates based on the current swap curve to project future cash flows within the waterfall structure. Additionally, we used that modeling to determine the loss distribution at different probability percentiles. The key to the accuracy of the valuation is that the default probabilities are very well tested. The probabilities used in the Kamakura model are driven up and down by macro economic factors and the resulting post credit loss cash flows are discounted at the risk free rate that prevails in each scenario. We believe this result provides the most accurate value for the tranches of the CDOs we hold. The resulting value from the model can be assumed to be the intrinsic value of the cash flows from the tranche that is owned. We made a determination to adjust the model by adding a “liquidity premium” of 300 basis points as an adjustment to model an exit value in today’s markets.
Upon completion of the analysis of the various factors and supporting documents from the independent firms, we determined two of the pooled CDOs securities had incurred other-than-temporary impairment. These securities included one of the securities we recognized impairment on during 2008, as well as one additional security.
The fair value of the Alesco security declined during the first quarter of 2009 and we concluded that an other-than-temporary impairment had occurred. This view was further supported by the review of the CDO tranche value distribution report generated by the model, which showed a higher likelihood of losses would occur. The results of our modeling at March 31, 2009 indicated that there was additional other-than-temporary impairment of $755. We recognized that impairment during the first quarter of 2009.
The review of the PreTSL VI —Class B Mezzanine security included information regarding the largest remaining issuer. This issuer comprises 61% of the total remaining collateral. The issuer provided notification of their intent to defer interest payments on the outstanding trust preferred securities. The Intex cash flow report provided by the underwriter showed an adverse change in the discounted cash flows when compared to the prior quarter end. The latest stress analysis also indicated the security was expected to experience a break in yield and holders of the security are no longer expected to receive full contractual cash flows of principal and interest over the remaining life of the security. Based on this information we took impairment charges to reduce our cost basis to the current fair market value. The other-than-temporary impairment of $415 was recognized during the first quarter of 2009.

The two securities we took other-than-temporary impairment on during the first quarter of 2009 remain classified as available for sale at March 31, 2009. The ratings for these securities were both downgraded in March 2009. During our review, we evaluated the risk of other-than temporary impairment on a security by security basis for additional private label collateralized mortgage obligations, single name issues and CDOs in our portfolio. As of March 31, 2009, we concluded that the impairment on these securities was temporary. We will continue to review these securities quarterly and determine if impairment is temporary or other-than-temporary. Should economic conditions continue to decline, we could be subject to additional other-than-temporary impairment.
NOTE 4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the three months ended March 31, 2009 and 2008:
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31,
	2009	2008
Beginning Balance	$64,437	$27,261
Loans charged off	(17,636)	(2,753)
Recoveries	330	448
Provision for loan losses	31,394	3,634

Ending Balance	$78,525	$28,590

Percent of total loans	3.24%	1.22%

Annualized % of average loans:
Net charge-offs	2.86%	0.40%
Provision for loan losses	5.18%	0.63%
The allowance for loan losses was $78,525 at March 31, 2009, representing 3.24% of total loans, compared with $64,437 at December 31, 2008, or 2.59% of total loans and $28,590 at March 31, 2008, or 1.22% of total loans. The allowance for loan losses to non-performing loans ratio was 41.5%, compared to 42.7% at December 31, 2008 and 95.1% at March 31, 2008. At March 31, 2009, we believe that our allowance appropriately considers the expected loss in our loan portfolio.
Total non-performing loans at March 31, 2009, consisting of nonaccrual loans and loans 90 days or more past due, were $189,214, an increase of $38,315 from December 31, 2008. Non-performing loans were 7.80% of total loans, compared to 6.06% at December 31, 2008, and 1.28% at March 31, 2008. Non-performing assets were 8.55% of total loans and other real estate owned at March 31, 2009, compared to 6.79% at December 31, 2008 and 1.42% at March 31, 2008.
Listed below is a comparison of non-performing assets.

	March 31,	December 31,
	2009	2008
Nonaccrual loans	$186,770	$150,002
90 days or more past due loans	2,444	897

Total non-performing loans	189,214	150,899
Other real estate owned	19,848	19,396

Total non-performing assets	$209,062	$170,295

Ratios:
Non-performing Loans to Loans	7.80%	6.06%
Non-performing Assets to Loans and Other Real Estate Owned	8.55%	6.79%
Allowance for Loan Losses to Non-performing Loans	41.50%	42.70%
NOTE 5. BRANCH DIVESTITURES
In February 2009 we sold three banking offices located in Georgetown and Lexington, Kentucky to Peoples Exchange Bank of Beattyville, Kentucky. In the transaction, Peoples Exchange Bank assumed the deposit liabilities of the three branches and purchased certain branch-related assets, including loans. There were approximately $16,133 in loans and $18,516 in deposits sold in the transaction. The sale generated a pre-tax gain of approximately $628.

In January 2009 we sold our two banking offices in Lawrenceburg, Kentucky to Town & Country Bank and Trust Company, who assumed the deposit liabilities of the branches and purchased branch-related assets, including loans and the two Lawrenceburg facilities. The transaction included loans of approximately $10,807 and deposits of approximately $32,280. The sale generated a pre-tax gain of approximately $1,921.
NOTE 6. INCOME TAXES
Income tax expense recorded for the first quarter of 2009 is based on our estimate of the expected effective tax rate for the full year. The tax effects of significant, unusual items are not considered in the estimated annual effective tax rate. The tax effect of such an event is recognized in the interim period in which it occurs.
The income tax benefit for the first quarter of 2009 was $9,831, which equates to an effective tax rate of 25.9%. The tax benefit is a result of the net loss, the impact of low income housing tax credits and tax free loan, municipal security and bank-owned life insurance income, partially offset by an increase in our income tax valuation allowance of $5,015.
On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established.
During the first quarter of 2009, we increased our state income tax valuation allowance by $776 to $3,956. We also recorded a federal income tax valuation allowance of $4,239. We did not have a federal valuation allowance recorded prior to this quarter and recognized one during the quarter primarily because our estimates of future taxable income declined from the amounts forecast at December 31, 2008. The valuation allowance estimate is highly dependent upon projections of future levels of taxable income, which carry a degree of uncertainty, particularly for longer-term forecasts. In our case, the amount of uncertainty is increased due to the effects of the economic downturn and estimates for the timing and magnitude of economic recovery, as well as the level of losses we have experienced during the last twelve months. Should the actual amount of taxable income be less than what is projected, it may be necessary for us to increase our valuation allowance. Given the risks for additional deterioration in our loan and securities portfolios not included in our projections, we stress tested those projections and considered the results of those tests in establishing a federal income tax valuation allowance.
The net deferred tax asset at March 31, 2009 was $68,911. This was net of the federal and state valuation allowances totaling $8,195.
NOTE 7. SHORT-TERM BORROWINGS

	March 31,	December 31,
	2009	2008

Federal funds purchased	$—	$25,000
Securities sold under agreements to repurchase	87,040	88,106
Short-term Federal Home Loan Bank advances	90,000	125,000
Term Auction Facility borrowings	100,000	176,900

Total short-term borrowed funds	$277,040	$415,006

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (“FHLB”) advances. At March 31, 2009, we had sufficient collateral pledged to satisfy the collateral requirements.
At March 31, 2009, we had $370,000 available from unused Federal Funds purchased lines.

NOTE 8. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	March 31,	December 31,
	2009	2008
Federal Home Loan Bank Advances
Fixed maturity advances (weighted average rate of 2.96% and 3.02% as of March 31, 2009 and December 31, 2008, respectively)	$136,008	$136,009
Amortizing and other advances (weighted average rate of 4.89% and 4.98% as of March 31, 2009 and December 31, 2008, respectively)	628	706

Total FHLB Advances	136,636	136,715

Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average fixed rate of 3.30% as of March 31, 2009 and December 31, 2008)	100,000	100,000

Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	3,504	3,780

Note payable, unsecured, with a floating interest rate equal to one-month LIBOR plus 0.875%, with a maturity date of April 1, 2012	—	18,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par	20,619	20,619

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par	10,310	10,310

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed rate of 2.625%, with a maturity date of March 30, 2012	50,000	—

Other	3,368	3,368

Total long-term borrowings	$392,562	$360,917

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
Also included in long-term borrowings are $136,636 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. Included in the long-term FHLB borrowings are $90,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Total FHLB advances were collateralized by $231,400 of mortgage loans and securities under collateral agreements at March 31, 2009.
The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, but only upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 3.075% at July 25, 2009, and 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $431 at March 31, 2009.

The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly. Unamortized organizational costs for these securities were $844 at March 31, 2009.
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
During the first quarter of 2009, the Bank issued a $50,000 principal amount, 2.625% senior unsecured note due in 2012 as part of the Temporary Liquidity Guarantee Program of the Federal Deposit Insurance Corporation (FDIC).
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
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	March 31,	December 31,
	2009	2008
Commitments to extend credit	$447,565	$684,245

Standby letters of credit	21,386	22,320

Non-reimbursable standby letters of credit and commitments	1,934	2,574
NOTE 10. INTEREST RATE CONTRACTS
We adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and have included here the expanded disclosures required by that statement.
We are exposed to interest rate risk relating to our ongoing business operations and utilize derivatives, such as interest rate swaps and floors to help manage that risk.
During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 2.13% at March 31, 2009. The swap expires on or prior to January 5, 2016, and had a notional amount of $5,200 at March 31, 2009.

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
Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and rate lock loan commitments. The fair value of these derivative instruments is obtained using the Bloomberg system.
The table below provides data about the carrying values of our derivative instruments, which are included in “Other assets” and “Other liabilities” in our consolidated balance sheets.

	March 31, 2009			December 31, 2008
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value

Derivatives designated as hedging instruments:
Interest rate contracts	$11,198	$(11,182)	$16	$12,080	$(11,835)	$245

Derivatives not designated as hedging instruments:
Mortgage banking derivatives	470	(2)	468	216	(16)	200
We recognized an after tax loss of $110 related to our interest rate contracts in other comprehensive income during the first quarter of 2009, compared to a gain of $216 during the first quarter of 2008.
The amount of gains and losses recognized in income and expense on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, was $208 for the first quarter of 2009. During the first quarter of 2008, we recognized a gain of $31 from the change in value of our mortgage loan commitments.
We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status. Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.
NOTE 11. SEGMENT INFORMATION
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

For three months ended March 31, 2009	Banking	Other	Total
Interest income	$33,109	$34	$33,143
Interest expense	14,595	1,065	15,660

Net interest income (loss)	18,514	(1,031)	17,483
Provision for loan losses	31,394	—	31,394
Other income	10,141	(4,649)	5,492
Other expense	29,199	274	29,473

Earnings before income taxes	(31,938)	(5,954)	(37,892)

Income tax expense (benefit)	(9,380)	(451)	(9,831)

Net income	$(22,558)	$(5,503)	$(28,061)

Segment assets	$3,546,768	$8,765	$3,555,533

For three months ended March 31, 2008	Banking	Other	Total
Interest income	$47,027	$64	$47,091
Interest expense	21,581	1,992	23,573

Net interest income (loss)	25,446	(1,928)	23,518
Provision for loan losses	3,634	—	3,634
Other income	10,642	92	10,734
Other expense	23,824	297	24,121

Earnings before income taxes	8,630	(2,133)	6,497

Income tax expense (benefit)	2,328	(804)	1,524

Net income	$6,302	$(1,329)	$4,973

Segment assets	$3,393,521	$7,803	$3,401,324

NOTE 12. REGULATORY CAPITAL
The banking industry is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At March 31, 2009 and December 31, 2008 we and the Bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for “well-capitalized” institutions that apply to the Bank. It is our intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	March 31,	December 31,
	Requirements	Capitalized	2009	2008

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	11.73%	9.75%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	10.01%	7.68%
Tier 1 Capital (to Average Assets)	4.00%	N/A	7.99%	6.41%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	10.79%	10.07%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	9.51%	8.81%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	7.61%	7.37%

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
OVERVIEW
The unfavorable economic conditions that have existed since 2007 continued to significantly impact the banking industry and our performance during the first quarter of 2009 as seen by continued lower levels of core earnings, pressure on operating earnings, changes in liquidity and declining credit quality. During the first quarter of 2009, we continued to experience significant increases in both non-performing assets and our loan loss provision, although at a slower pace than in the fourth quarter of 2008. The decline in credit quality also impacted our operations in the areas of net interest income, provision for loan losses and non-interest expense. Our focus continues to be on managing our credit, liquidity and capital positions.
On February 27, 2009, the United States Department of Treasury, or Treasury Department, invested $83,586 in us as part of the Treasury Department’s Capital Purchase Program, or CPP. We issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1,000, and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69.
The Treasury Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. We may, upon prior consultation with the Federal Reserve, redeem the Treasury Preferred Stock at any time. Upon full redemption of the Treasury Preferred Stock, the Treasury Department will also liquidate the Treasury Warrant in accordance with applicable requirements.
During the first quarter of 2009, we invested $40,000 of the funds received from the Treasury Department into the Bank. This additional capital positively impacted the Bank’s capital ratios and provided additional liquidity to the Bank.
The net loss available for common shareholders for the first quarter of 2009 was $(28,484), or $(1.37) per share, compared to net income of $4,973 or $0.24 per share during the first quarter of 2008 and $(81,622), or $(3.97) per share, for the fourth quarter of 2008. The provision for loan losses was $31,394, while net-charge-offs totaled $17,306, or 2.86% of total loans on an annualized basis. The net interest margin for the first quarter of 2009 was 2.39%.
The allowance to total loans increased 65 basis points during the first quarter of 2009 to 3.24% at March 31, 2009, while the allowance to non-performing loans decreased from 43% to 42%. Non-performing loans increased to $189,214, or 7.80% of total loans, compared to $150,899, or 6.06% of total loans at December 31, 2008. The increase in non-performing loans came primarily within residential construction and development loans, which comprise approximately 67% of total non-performing loans. Other real estate owned increased $452 during the quarter, bringing total non-performing assets to $209,062 at March 31, 2009.
Net interest income was $17,483 for the first quarter of 2009, compared to $23,518 for the first quarter of 2008 and $21,437 for the fourth quarter of 2008. The net interest margin was 2.39%, compared to 3.23% for the first quarter of 2008 and 2.86% for the fourth quarter of 2008. A 51 basis point decline in liability costs during the quarter was outpaced by an 81 basis point decline in earning asset yields. The decline in earning asset yields was driven by the impact of the yield curve, actions taken to improve liquidity and the increase in non-accrual loans.

Non interest income was $5,492 for the first quarter of 2009, compared to $10,734 for the first quarter of 2008 and $5,759 for the fourth quarter of 2008. The first quarter of 2009 included gains on the sale of five banking centers of $2,549 and other than temporary securities impairment of $1,170. The first quarter of 2009 also included a $4,738 reduction to non-interest income for a non-tax deductible mark to market adjustment for the Treasury Warrant. The Treasury Warrant was reflected as a liability at March 31, 2009 because it was not fully exercisable at the time of issuance. In April 2009 our shareholders approved an increase in the authorized shares of common stock and the issuance of the Warrant Shares at which point we began accounting for the Treasury Warrant as equity, in accordance with Emerging Issues Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.
Non interest expense was $29,473 for the first quarter of 2009, compared to $24,121 for the first quarter of 2008 and $99,568 for the fourth quarter of 2008, which included $74,824 of goodwill impairment. Loan and other real estate owned expenses increased to $5,448 during the first quarter of 2009, compared to $1,028 for the fourth quarter of 2008 and $452 for the first quarter of 2008.
The income tax benefit for the first quarter of 2009 was $9,831, and included an increase in our income tax valuation allowance of $5,015.
During the first quarter of 2009, we increased our state income tax valuation allowance by $776 to $3,956 and recorded a federal income tax valuation allowance of $4,239. The valuation allowance estimate is highly dependent upon projections of future levels of taxable income. Should the actual amount of taxable income be less than what is projected, it may be necessary for us to increase our valuation allowance.
Total assets increased $198,433 during the first quarter of 2009, driven by an increase in cash and due from banks of $291,389. The increase in short-term liquid funds was funded by the $83,586 Treasury Department investment, an increase in time deposits of $128,304, increases in low cost deposits, which include non-interest checking, NOW and savings deposits, of $72,874, and decreases in loans and securities totaling $84,100. The increase in short-term liquid funds improved our liquidity position, but had a negative impact on our net interest margin.
In March 2009, the Bank issued a $50,000, 2.625% senior unsecured note due in 2012 as part of the FDIC’s Temporary Liquidity Guarantee Program (TLGP).
Commercial loan average balances increased $3,478 in the first quarter of 2009, or 0.8% on an annualized basis. This included growth in commercial real estate of $10,796, or 3.4% annualized, and a decline in commercial and industrial of $7,319, or 5.5% annualized. The growth in commercial real estate came primarily from funding outstanding commitments made prior to the fourth quarter of 2008. Low cost deposit average balances increased $53,805 during the first quarter of 2009 to $912,326.
At March 31, 2009, the Bank’s ratios were above the regulatory minimum for well capitalized status. The holding company’s capital ratios were within the regulatory requirements for being adequately capitalized. The reclassification of the Treasury Warrant described above from liabilities to equity in April 2009 increased our capital ratios, but had no impact on Integra Bank.
There are securities in our trust preferred securities portfolio and loans in our loan portfolio for which we have estimated losses in part based on the assumption that the plans being undertaken by the issuers or our borrowers will be implemented as expected and will have the effect of improving their financial positions. Should these plans not be executed, or have the intended consequences, our losses would increase.
Our plan for 2009 includes the following key priorities:
•	pursuing opportunities to improve our regulatory capital and tangible capital levels;
•	stabilizing and then improving our credit profile (as measured by non-performing assets);
•	returning to profitability, then to future acceptable and sustainable profitability;
•	growing core deposits faster than loans; and
•	generating positive operating leverage (revenue growth that exceeds expense growth).
CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008. On April 9, 2009, the Financial Accounting Standards Board issued three Final Staff Positions (FSPs) that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. We did not elect to adopt these standards early and will adopt them during the second quarter of 2009.
NET INTEREST INCOME
Net interest income decreased $6,035, or 25.7%, to $17,483 for the three months ended March 31, 2009, from $23,518 for the three months ended March 31, 2008. The net interest margin for the three months ended March 31, 2009, was 2.39% compared to 3.23% for the same three months of 2008. The yield on earning assets decreased 190 basis points to 4.47%, while the cost of interest-bearing liabilities decreased 131 basis points to 2.16%.

The primary components of the changes in margin and net interest income to the first quarter of 2009 from the first quarter of 2008 were as follows:
•
Average loan yields decreased 235 basis points to 4.26% for the quarter ended March 31, 2009, from 6.61% in the quarter ended March 31, 2008, led by a decrease in commercial loan yields, including loan fees, of 294 basis points to 3.60%. The decreases in yields for commercial loans occurred as loans repriced in response to declines in prime and LIBOR. At March 31, 2009, approximately 40% of our variable rate loans are tied to prime, 49% to LIBOR and 11% to other floating rate indices. During the twelve months ended March 31, 2009, the national prime lending rate declined 200 basis points, while one and three month LIBOR declined 221 and 151 basis points, respectively. Approximately 69.7% of our loans were variable rate at March 31, 2009. Commercial loan yields also declined in large part because of the increase in non-accrual loans we experienced during the past four quarters. The impact of total non-accrual loans on the net interest margin has increased since early 2008, and was 46 basis points for the first quarter of 2009, up from 11 basis points during the first quarter of 2008.

•
Changes in our earning asset mix adversely impacted both the net interest margin and net interest income. Total average commercial loan balances increased $200,263, or 12.2% from the year ago quarter. The impact to our net interest margin from the higher percentage of commercial loans positively impacted our net interest margin for the first part of 2008, but has negatively impacted it since then reflecting the declines in prime and LIBOR rates. Total commercial loan average balances represented 60.3% of total earning assets in the first quarter of 2009, up from 54.4% for the first quarter of 2008. The yield on commercial loans for the first quarter of 2009 was 142 basis points lower than the yield on securities during the first quarter of 2008, a 268 basis point change from the first quarter of 2008, when commercial loan yields were 126 basis points higher than more stable securities yields.

•
The decline in interest rates throughout 2008 and early 2009 resulted in lower liabilities costs. The average rate paid on interest bearing liabilities was 2.16% for the first quarter of 2009, a 131 basis point decline from the first quarter of 2008. Time deposit rates declined 134 basis points and money market rates declined 139 basis points. The average rate paid on sources of funds other than time and transaction deposits, which include repurchase agreements, Federal Home Loan Bank advances and other sources, decreased from 4.19% to 1.94% during the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008. Changes in funding sources included TAF borrowing under the Federal Reserve’s Term Auction Facility (TAF), which averaged $179,521 during the first quarter of 2009 compared to none during the first quarter of 2008 and increases in time deposits and savings average balances of $146,880 and $75,655. These increases were partially offset by a decline in national market repurchase agreements of $72,082.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/
For Three Months Ended March 31,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$496	$93	76.17%	$4,869	$38	3.19%
Loans held for sale	8,347	103	4.92%	6,617	103	6.22%
Securities	559,606	7,017	5.02%	643,517	8,499	5.28%
Regulatory Stock	29,154	521	7.14%	29,179	376	5.15%
Loans	2,456,113	26,061	4.26%	2,333,059	38,825	6.61%

Total earning assets	3,053,716	$33,795	4.47%	3,017,241	$47,841	6.37%

Allowance for loan loss	(66,858)			(28,030)
Other non-earning assets	513,543			384,654

TOTAL ASSETS	$3,500,401			$3,373,865

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$618,753	$1,365	0.90%	$536,124	$1,246	0.93%
Money market accounts	326,299	1,177	1.46%	391,890	2,777	2.85%
Certificates of deposit and other time	1,274,752	9,645	3.07%	1,127,872	12,369	4.41%

Total interest-bearing deposits	2,219,804	12,187	2.23%	2,055,886	16,392	3.21%

Short-term borrowings	362,670	763	0.84%	262,187	2,166	3.27%
Long-term borrowings	354,376	2,710	3.06%	415,933	5,015	4.77%

Total interest-bearing liabilities	2,936,850	$15,660	2.16%	2,734,006	$23,573	3.47%

Non-interest bearing deposits	293,573			272,811
Other noninterest-bearing liabilities and shareholders’ equity	269,978			367,048

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,500,401			$3,373,865

Interest income/earning assets		$33,795	4.47%		$47,841	6.37%
Interest expense/earning assets		15,660	2.08%		23,573	3.14%

Net interest income/earning assets		$18,135	2.39%		$24,268	3.23%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $543 and $707 for 2009 and 2008, respectively.

Federal tax equivalent adjustments on loans are $109 and $43 for 2009 and 2008, respectively.
NON-INTEREST INCOME
Non-interest income decreased $5,242 to $5,492 for the quarter ended March 31, 2009, compared to $10,734 for the first quarter of 2008. Major contributors to the decrease in non-interest income from the first quarter of 2008 to the first quarter of 2009 are as follows:
•
The first quarter of 2009 included a $4,738 reduction to non-interest income for a non-tax deductible mark to market adjustment for the Treasury Warrant. The Treasury Warrant was reflected as a liability because it was not fully exercisable at the time of issuance. In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of Warrant Shares, at which point we began accounting for the Treasury Warrant as equity, as prescribed by Emerging Issues Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The value of the Treasury Warrant increased $1,407 in April 2009 prior to being transferred to equity. This resulted in $1,407 of expense in the second quarter.

•
The first quarter of 2008 included trading securities gains of $321, as well as positive mark-to-market adjustments on free-standing derivatives of $506. We have not had any securities classified as trading or any free-standing derivatives in 2009.

•	Deposit service charges decreased $286, or 6.1%, to $4,413 as the result of a lower level of activity, likely due to the slowing economy.
•	Annuity commissions decreased $324, or 55.8%, to $257. The decrease resulted from changes in customer preferences.
•
Other-than-temporary securities impairment during the first quarter of 2009 was $1,170. Note 3 of the Notes to the unaudited consolidated financial statements included in this report provides additional information on the other-than-temporary impairment. There were $24 of securities gains in the first quarter of 2008.

The first quarter of 2009 also included a $2,549 gain on the sale of five banking offices located in Eastern Kentucky that partially offset the above declines. The branch sales are further discussed in Note 5 to the unaudited consolidated financial statements.
NON-INTEREST EXPENSE
Non-interest expense increased $5,352 to $29,473 for the quarter ended March 31, 2009, compared to $24,121 for the first quarter of 2008. Major contributors to the increase in non-interest expense from the first quarter of 2008 to the first quarter of 2009 are as follows:
•
An increase in loan and other real estate owned expense of $4,996 consisting of increases in loan collection costs of $3,548, other real estate owned related costs of $659 and $766 of other real estate owned writedowns, compared to none in the first quarter of 2008. The primary component of the loan collection and real estate owned collection costs are the accrual of real estate taxes for properties we own or for properties securing non-performing loans.

•
FDIC insurance premiums increased $872 to $950, as rates charged by the FDIC increased in the first quarter of 2009 and also because our one-time credit was fully utilized during the first quarter of 2009.

•	Professional fees increased $512, or 42.0%, consisting primarily of higher legal fees of $408.
A decline in personnel expense of $319, or 2.6% partially offset these increases and consists of lower incentives of $576, partially offset by slightly higher deferred personnel costs of $167. During the first quarter of 2009, we decided to not give normal merit increases and eliminated our 401(k) match in an effort to control personnel expense. The average number of full time equivalent employees for the first quarter of 2009 was 842 compared to 859 for the first quarter of 2008.
Forgery and fraud losses declined $433, as the first quarter of 2008 included a check kiting loss of $437.
INCOME TAX EXPENSE (BENEFIT)
The income tax benefit for the first quarter of 2009 was $9,831, compared to expense of $1,524 for the same period in 2008. The effective tax rate for the first quarter of 2009 was 25.9%, compared to 23.5% for the first quarter of 2008. The tax benefit for the first quarter of 2009 is a result of the net loss, the impact of low income housing tax credits and tax free loan, municipal security and bank-owned life insurance income, partially offset by an increase in our income tax valuation allowance of $5,015.
FINANCIAL POSITION
Total assets at March 31, 2009, were $3,555,533, compared to $3,357,100 at December 31, 2008.
SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES
The securities portfolio represents our second largest earning asset after commercial loans and serves as a source of liquidity. Investment securities available for sale were $541,883 at March 31, 2009, compared to $561,739 at December 31, 2008. At March 31, 2009, all of our securities are designated as “available for sale” and are recorded at their fair market values. Because of widening market spreads and continued disruptions in many of the financial markets during the current quarter, the market value of securities available for sale on March 31, 2009 was $7,611 lower than the amortized cost, as compared to $12,914 lower at December 31, 2008.
Note 3 to the financial statements included in this report provides information about our processes for determining other-than-temporary impairment.
REGULATORY STOCK
Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock. From time-to-time, we purchase or sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. The balance of regulatory stock was $29,137 at March 31, 2009, compared to $29,155 at December 31, 2008.

LOANS HELD FOR SALE
Loans held for sale represent less than 1% of total assets and increased to $7,956 at March 31, 2009, from $5,776 at December 31, 2008. Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.
LOANS
Loans, net of unearned income, at March 31, 2009, totaled $2,425,999 compared to $2,490,243 at year-end 2008, reflecting a decrease of $64,244, or 2.6%. The decrease was driven primarily by decreases in residential mortgage loans of $27,722, commercial, industrial and agricultural loans of $18,688, consumer loans of $8,901, home equity lines of credit, or HELOC loans, of $6,313, and commercial real estate loans of $3,868.
Residential mortgage loan average balances declined $18,327, or 34.5% on an annualized basis during the first quarter of 2009. We expect the balance of residential mortgage loans will continue to decline during 2009, because we sell substantially all originations to a private label provider on a servicing released basis. We evaluate our counterparty risk with this provider on a quarterly basis by evaluating their financial results and the potential impact to our relationship with them of any declines in financial performance. If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products. The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio. Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.
HELOC loan average balances decreased $922, or 2.2% annualized from 2008. HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence.
The average balance of indirect consumer loans declined $3,861, or 19.4% annualized during the first quarter of 2009, as expected, since we exited this line of business in December 2006. These loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets. Indirect loans at March 31, 2009, were $74,669 compared to $79,126 at December 31, 2008. The average balance of direct consumer loans decreased $9,220, or 21.1% annualized during the first quarter of 2009.
Commercial loan average balances for the first quarter of 2009 increased $3,478, or 0.8% annualized from the fourth quarter of 2008. The increase in average commercial loans during the first quarter of 2009 included increases in commercial real estate, including commercial construction and land development loans of $10,796 or 3.4% annualized. Commercial and industrial loan average balances decreased $7,319 or 5.5% annualized. The growth in commercial real estate loans came primarily from funding commitments made prior to the fourth quarter of 2008.
Our non-owner occupied commercial real estate, or CRE portfolio is managed by three areas, with $716,667 managed by our commercial real estate team headquartered in Cincinnati, Ohio, our CRE line of business, $265,881 managed by our Chicago region and the remainder managed in our other markets. Our largest property-type concentration is in retail projects at $280,574, or 25.7%, of the total CRE portfolio, which includes direct loans or participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers such as Walgreens, Sherwin Williams and Advance Auto and for regional shopping centers with national and regional tenants. Our second largest concentration is multifamily at $211,461, or 19.4%, of the total CRE portfolio. Our third largest concentration is for land acquisition and development at $167,627, or 15.4%, of the total, which represents both commercial development and residential development. Finally, our fourth largest concentration at $132,757, or 12.2%, is to the single-family residential and construction category, 62.3% of which is in the Chicago area. No other category exceeds 8% of the CRE portfolio. Of the total non-owner occupied CRE portfolio, 59.1%, or $644,420 is classified as construction. At March 31, 2009, $834,999, or 76.6%, of the CRE portfolio is located in our core market states of Indiana, Kentucky, Illinois and Ohio. The three largest concentrations outside of our core market states are $64,831, or 5.9% located in Florida, $25,873, or 2.4% located in Georgia and $24,758, or 2.3%, located in Nevada. Non-owner occupied CRE non-performing loans in our core market states of Indiana, Kentucky, Illinois and Ohio totaled $134,574 at March 31, 2009, with another $4,680 located in Florida, $3,636 located in North Carolina and none in Nevada. A total of $8,099 of our non-performing loans at March 31, 2009, were located in South Carolina, in which we had $9,884 of loans outstanding. The majority of projects located outside of Indiana, Kentucky, Illinois and Ohio are with developers located in or with a major presence in our four-state area that have developed or are developing properties in other states. We do not provide non-recourse financing.
The growth in our CRE portfolio, coupled with the planned decline in our indirect consumer and residential mortgage loan portfolio, has increased our level of concentration risk. The balance in our non-owner occupied CRE portfolio was $1,089,695 or 44.9% of the total portfolio at March 31, 2009, compared to $1,091,499, or 43.8% of the total loan portfolio at December 31, 2008. The bulk of the portfolio consists primarily of construction loans to experienced national and regional developers.

We require a higher level of approval authority for larger relationships. Any new relationship in excess of $10,000 specifically requires the approval of the Chief Executive Officer and the Chief Credit and Risk Officer. During the first quarter of 2009, we did not add any new relationships with commitments in excess of $10,000.
The growth in our CRE portfolio from 2007 to 2009 is attributable, in part, to the ongoing disruption of the permanent financing market. This disruption has made it more difficult for many of our borrowers to refinance their completed and stabilized projects on a permanent basis as expected. During the third quarter of 2008 we discontinued pursuing new CRE opportunities, regardless of property type. We expect our CRE balances will continue to grow in the short-term, however, as we fund against committed credit facilities. During the first quarter of 2009, the growth rate of our CRE portfolio declined significantly from 2008 and 2007 growth rates. This is expected to continue throughout 2009. As this credit cycle continues, we will continue to evaluate the size of this portfolio and take proactive measures to reduce it.
Loan balances managed by our CRE group were $797,209 at March 31, 2009 compared to $775,812 at December 31, 2008. This included growth, net of payoffs of $26,596, and charge-offs of $5,199. Non-performing loans for this portfolio were $43,499, compared to $40,437 at December 31, 2008, while past due loans were 1.35% of total loans, up from 0.41% at December 31, 2008.
Loan balances in Chicago, consisting primarily of CRE loans, were $340,868 at March 31, 2009, compared to $351,749 at December 31, 2008. This included payoffs, net of loan growth of $3,251, and net charge-offs of $7,630. Non-performing loans for this portfolio were $112,393, compared to $83,125 at December 31, 2008, while past due loans were 4.44% of total loans, down from 12.82% at December 31, 2008.
Loans delinquent 30-89 days were $38,491, or 1.59% of our portfolio at March 31, 2009, a decrease of $26,456 from December 31, 2008. Delinquent loans include $20,415 of CRE loans, or 1.48% of that portfolio, $8,968 of C&I loans, or 2.00% of that portfolio, $5,251 of residential mortgage loans, or 2.79% of that portfolio, and $3,857 of consumer and home equity loans, or 0.94% of that portfolio.
Of our total CRE loan portfolio, $265,881, or 24%, is located in the Chicago region and $716,667, or 66% is managed by our CRE group. The increasing level of delinquency in the Chicago region we experienced during 2008 reflected the downturn in the Chicago market. As the sale of new homes in Chicago continues to be weak, our borrowers are having difficulty in maintaining their loans on a current basis. We expect that delinquency levels in Chicago will remain high and could increase until that market improves.
LOAN PORTFOLIO

	March 31,	December 31,
	2009	2008
Commercial, industrial and agricultural loans	$729,758	$748,446
Economic development loans and other obligations of state and political subdivisions	25,717	24,502
Lease financing	5,430	5,397

Total commercial	760,905	778,345
Commercial real estate
Commercial mortgages	434,982	436,336
Construction and development	638,946	641,460

Total commercial real estate	1,073,928	1,077,796

Residential mortgages	281,675	309,397
Home equity	164,928	171,241
Consumer loans	144,563	153,464

Total loans	2,425,999	2,490,243

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
The allowance for loan losses was $78,525 at March 31, 2009, representing 3.24% of total loans, compared with $64,437 at December 31, 2008, or 2.59% of total loans. The allowance for loan losses to non-performing loans ratio was 41.5%, compared to 42.7% at December 31, 2008. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination. At March 31, 2009, we believe that our allowance appropriately considers the expected loss in our loan portfolio. The provision for loan losses was $31,394 for the three months ended March 31, 2009, compared to $3,634 for the three months ended March 31, 2008.
The provision of $31,394 exceeded net charge-offs of $17,306 by $14,088 during the first quarter of 2009. Annualized net charge-offs to average loans were 2.86% for the quarter, compared to 0.40% for the first quarter of 2008. Net charge-offs during the first quarter of 2009 included $12,818 of CRE loans, of which $11,884 was for non-owner occupied real estate secured loans, $2,401 of C&I loans, $789 of home equity loans and $786 of indirect consumer loan loans, while the remaining $512 came from various other loan categories. Charge-offs from the Chicago commercial portfolio totaled $7,630, while net charge-offs from the CRE group’s loan portfolio totaled $5,199.
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31,
	2009	2008
Beginning Balance	$64,437	$27,261
Loans charged off	(17,636)	(2,753)
Recoveries	330	448
Provision for loan losses	31,394	3,634

Ending Balance	$78,525	$28,590

Percent of total loans	3.24%	1.22%

Annualized % of average loans:
Net charge-offs	2.86%	0.40%
Provision for loan losses	5.18%	0.63%
As previously disclosed, we extended a $17,500 secured line of credit to Peoples Community Bancorp, Inc. of Cincinnati, Ohio, or Peoples, which matured on June 30, 2008. The balance at March 31, 2009 was $17,500 and interest is paid through December 31, 2008. The line of credit is secured by a pledge of all of the outstanding stock of Peoples’ savings association subsidiary. Peoples’ primary federal regulator has prohibited its savings association subsidiary from paying cash dividends to the holding company without prior consent of such regulator. Since July, 2008, Peoples has pursued various transactions that would have resulted in repayment of the line of credit, however there is currently no agreement for such a transaction. We continue to believe that a sale of Peoples or its savings association subsidiary or another or alternative transaction is possible and that the value of the savings association subsidiary exceeds the amount owed to us. Due to the uncertainty of these circumstances, we placed the line of credit in nonaccrual status at December 31, 2008 and established a specific reserve for this credit in our allowance for loan losses. We continue to monitor the situation closely. However, there can be no assurance that the line of credit will be paid in full, or, if the line of credit is not paid as anticipated, that the parties will reach agreement on an acceptable resolution.
At March 31, 2009, the Peoples line of credit was our largest non-performing loan. The second largest non-performing loan is to a Louisville, Kentucky-area builder for a condominium project near Hilton Head, South Carolina. The outstanding balance of this loan, after a charge-off of $1,147 was $8,099 at March 31, 2009, while the total amount of all outstanding loans to this borrower was $9,602. We are pursuing collection of this loan. The third largest non-performing loan at March 31, 2009 has an outstanding balance of $6,651 and is secured by a residential development and adjacent land in the Chicago area. The fourth largest non-performing loan with a balance of $5,858 is secured by a condominium project in Lexington, Kentucky.
The majority of the remainder of our commercial non-performing loans are secured by one or more residential properties in the Chicago area, typically at an 80% or less loan to value ratio at inception. The Chicago residential real estate market has continued to experience less sales activity than we originally anticipated. However, while the Chicago market has experienced a decline in housing prices, according to published data, to date the decline is less than the decline in the Case-Schiller composite index for the top 20 metropolitan markets. The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 33.5% from the peak of the index in September 2006 to the most recent index for February 2009, as published in April 2009. The Zillow index for the fourth quarter of 2008 shows a decline of 16.0% from its peak during the second quarter of 2006. On a year over year basis, the Zillow index shows a decline of 10.2% for all homes, with a 10.5% decline for single family housing and a 9.1% decline for condominiums. Information gained by us by reviewing new appraisals for existing loans has been consistent generally with the declines indicated by the Case-Schiller and Zillow indices. Since April 2008, we have obtained new appraisals on approximately 85% of our non-performing loans in Chicago, with 35% obtained during the fourth quarter. Should sales levels and values in Chicago continue to decline in 2009, it is likely that we would experience further deterioration.

Impaired loans totaled $186,770 at March 31, 2009, compared to $142,496 at December 31, 2008. A total of $178,180 of impaired loans at March 31, 2009 had a related allowance for loan loss, compared to $141,301 at December 31, 2008. The allowance for loan losses for impaired loans included in the allowance for loan losses was $32,084 at March 31, 2009, compared to $24,561 at December 31, 2008.
Other real estate owned increased to $19,848 at March 31, 2009, compared to $19,396 at December 31, 2008, again, due largely to our residential builder portfolio. The ratio of non-performing assets to total loans and other real estate owned increased to 8.55% at March 31, 2009, compared to 6.79% at year end 2008 because of the increase in non-performing loans. Approximately 63%, or $130,799, of our total non-performing assets are in our Chicago region. These assets represent approximately 38% of the total assets in our Chicago region.
Total non-performing loans at March 31, 2009, consisting of non-accrual and loans 90 days or more past due, were $189,214, an increase of $38,315 from December 31, 2008. Non-performing loans were 7.80% of total loans, compared to 6.06% at December 31, 2008. Of the non-performing loans, $162,193 are in our commercial real estate portfolio and $19,741 are commercial and industrial, while the balance consists of homogenous 1-4 family residential and industrial and consumer loans.
Our residential builder business is located primarily in Chicago and within our CRE group. The increase in non-performing loans and assets during 2008 came primarily from this product line, from our CRE line of business and from the Peoples line of credit. Total non-performing CRE loans at March 31, 2009 totaled $162,193, of which $126,833 was for residential real estate related projects. Of this total, $98,963 was from Chicago and $25,820 from our CRE line of business. The Chicago non-owner occupied commercial real estate portfolio had commitments of $275,221 and outstanding balances of $265,881 at March 31, 2009. The Chicago portfolio made up 59% and 63% of our total non-performing loans and non-performing assets at March 31, 2009. Non-owner occupied real estate within the CRE line of business had commitments of $905,945 and outstanding balances of $716,667 at March 31, 2009. This portfolio made up 23% and 21% of our total non-performing loans and non-performing assets at March 31, 2009. Chicago and the CRE line of business make up 14.1% and 32.9% of total outstanding loans. The Peoples line of credit represented 88.6% of our non-performing C&I loans at March 31, 2009.
Given the continued economic downturn, we continue to take several steps to improve our credit management processes, including the following:
•
Since April 1, 2008 we have obtained new appraisals on approximately 85% of the properties securing our Chicago area non-performing loans and have used those appraisals to help determine the need for and amount of specific reserves within the allowance for loan losses. As of March 31, 2009 we have appraisals aged nine months or less on approximately 82% of the properties securing our Chicago area non-performing loans. We are continuing to order new or updated appraisals for any commercial real estate loans that warrant it.

•
We discontinued pursuing new residential loan relationships in Chicago in the second quarter of 2008. We continue to direct the focus of our Chicago lending staff to managing the stressed and non-performing loans in their portfolio and have hired additional personnel during the first quarter of 2009 to assist with managing the more troubled relationships.

•
We discontinued pursuing new CRE opportunities, regardless of property type, starting in the third quarter of 2008. We expect our CRE balances will continue to grow in the short-term, however, as we fund committed credit facilities. As this credit cycle unfolds, we will continue to evaluate the size of this portfolio.

•
We have instituted a new portfolio review process in which relationship managers are required to present selected loans in their portfolio to credit administration and executive management. The loans to be presented are selected by credit administration based upon a number of factors, including the size and age of the loan, product type, industry type and delinquency.

•	We have implemented other policy and process changes, including actions to reduce our concentration risk as well as tightening our loan approval standards and processes.

Listed below is a comparison of non-performing assets.

	March 31,	December 31,
	2009	2008
Nonaccrual loans	$186,770	$150,002
90 days or more past due loans	2,444	897

Total non-performing loans	189,214	150,899
Other real estate owned	19,848	19,396

Total non-performing assets	$209,062	$170,295

Ratios:
Non-performing Loans to Loans	7.80%	6.06%
Non-performing Assets to Loans and Other Real Estate Owned	8.55%	6.79%
Allowance for Loan Losses to Non-performing Loans	41.50%	42.70%
DEPOSITS
Total deposits were $2,580,043 at March 31, 2009, compared to $2,340,192 at December 31, 2008, an increase of $239,851. During the first quarter of 2009, we sold five banking offices. The buyers of these offices assumed $50,796 of deposits in these transactions.
Average balances of deposits for the first quarter of 2009, as compared to the fourth quarter ended December 31, 2008, included increases in brokered time deposits of $107,734, or 150.9% annualized, savings accounts of $52,109, or 129.3% annualized and non-interest bearing demand deposits of $9,270 or 13.2% annualized. Decreases in retail certificates of deposit of $53,583, or 23.3% annualized, interest checking of $7,574, or 7.5% annualized and money market accounts of $4,924, or 6.0% annualized partially offset these increases. We increased use of the brokered certificate of deposit markets to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing pressure.
SHORT-TERM BORROWINGS
Short-term borrowings totaled $277,040 at March 31, 2009, a decrease of $137,966 from December 31, 2008. Short-term borrowings primarily include federal funds purchased (which are purchased from other financial institutions, generally on an overnight basis) securities sold under agreements to repurchase (which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service), short-term FHLB advances and term funds made available by the Federal Reserve through its Term Auction Facility, or TAF. TAF borrowings were $100,000 at March 31, 2009, compared to $176,900 at December 31, 2008.
At March 31, 2009, we had available federal funds purchased lines of $370,000 and availability of $715,436 under the Federal Reserve borrower in custody program.
LONG-TERM BORROWINGS
Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, the FDIC guaranteed note issued under the TLGP, floating rate unsecured subordinated debt and trust preferred securities. Long-term borrowings increased to $392,562 at March 31, 2009 from $360,917 at December 31, 2008.
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

In the normal course of our business there are various outstanding commitments and contingencies, including letters of credit and standby letters of credit that are not reflected in the consolidated financial statements. Our exposure to credit loss in the event the nonperformance by the other party to the commitment is limited to the contractual amount. Many commitments expire without being used. Therefore, the amounts stated below do not necessarily represent future cash commitments. We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments.

	March 31,	December 31,
	2009	2008
Commitments to extend credit	$447,565	$684,245

Standby letters of credit	21,386	22,320

Non-reimbursable standby letters of credit and commitments	1,934	2,574
There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2008.
CAPITAL RESOURCES AND LIQUIDITY
We and the Bank have capital ratios that substantially exceed all regulatory requirements, including the regulatory guidelines for “well-capitalized” that apply to the Bank. It is our intent for the Bank to remain well-capitalized at all times. The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	March 31,	December 31,
	Requirements	Capitalized	2009	2008

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	11.73%	9.75%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	10.01%	7.68%
Tier 1 Capital (to Average Assets)	4.00%	N/A	7.99%	6.41%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	10.79%	10.07%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	9.51%	8.81%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	7.61%	7.37%
Given worsening economic conditions, in the third quarter of 2008 we reduced the quarterly dividend to one cent ($0.01) per share. As long as the Treasury Preferred Stock is outstanding, we will not be able to increase the quarterly dividend without the prior consent of the Treasury Department. The amount of cash dividends we pay directly affects our capital levels. We expect to build capital through earnings retention until there is clear improvement in the credit cycle and economy.
During the first quarter of 2009, we invested $40,000 of the CPP funds we received into the Bank. This additional capital positively impacted the Bank’s capital ratios and liquidity. We used approximately $17,500 of the CPP funds to pay off a line of credit, and invested the remainder in short-term liquid funds at March 31, 2009.
The first quarter of 2009 included a $4,738 reduction to non-interest income for a non-tax deductible mark to market adjustment for the Treasury Warrant. The Treasury Warrant was reflected as a liability because it was not fully exercisable at the time of issuance. In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of the Warrant Shares, at which point we began accounting for the Treasury Warrant as equity, as prescribed by Emerging Issues Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The value of the Treasury Warrant increased $1,407 in April 2009 prior to being transferred to equity. This resulted in $1,407 of expense in the second quarter. The transfer, in April 2009, of the value of the Treasury Warrant to equity improved the holding company’s capital ratios, but did not affect those of the Bank.
The banking industry is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At March 31, 2009 and December 31, 2008, we and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of “well capitalized”.

Our strategy for maintaining or increasing capital, include the following:
•	Improving and retaining our level of earnings;
•	Reducing CRE lending; we may also sell assets to reduce the size of our balance sheet;
•	Issuing new capital in an opportunistic basis as we feel necessary and as conditions warrant; and
•	Delevering through the sales of loans and securities.
There can be no assurance this strategy will be successful.
Capital trust preferred securities currently qualify as Tier 1 capital for the parent holding company under Federal Reserve guidelines. As a result of the issuance of FASB Interpretation No. 46, the Federal Reserve adopted a rule that allows the limited inclusion of trust preferred securities in Tier 1 capital, subject to stricter qualitative limits.
At March 31, 2009, we had no future contractual commitments related to construction of new banking centers. During the first quarter of 2009, we sold three banking offices located in Georgetown and Lexington, Kentucky and two banking offices in Lawrenceburg, Kentucky, for a total gain of $2,549.
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
During the second half of 2008, the financial markets experienced unprecedented volatility as the interbank markets were severely disrupted and federal funds rates varied widely intraday. Banking customers’ concerns regarding deposit safety caused increased deposit volatility. The actions taken by the Treasury Department, the Federal Reserve and the FDIC included increases in insurance coverage, extension of discount window availability and borrowing terms, and creation of the CPP, TAF and the TLGP. All of these actions have improved the performance of the markets and reduced deposit volatility. The banking agencies continue to introduce new programs while modifying existing programs designed to improve liquidity for the financial sector.
For the Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. When these sources are not adequate, we may use funds from the TAF, brokered deposits, repurchase agreements or federal funds. We may also sell investment securities or utilize the Bank’s borrowing capacity with the FHLB and Federal Reserve Bank as alternative sources of liquidity. At March 31, 2009, federal funds sold and other short-term investments were $514. Additionally, at March 31, 2009, we had $370,000 available from unused, uncommitted Federal Funds lines and in excess of $146,728 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $715,436 as part of its liquidity contingency plan.
The financial markets remained stressed during the first quarter of 2009. In light of these conditions, we made the decision to significantly increase our cash position by over $290,000. We increased use of the brokered certificate of deposit markets to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing pressure. We continued to use the TAF program as a source of short-term funding to assist with short-term liquidity needs. The Bank utilized the TLGP debt program and issued a $50,000 aggregate principal amount FDIC guaranteed note during the first quarter 2009. This senior unsecured note is due in 2012 and carries an interest rate of 2.625%.
Our liquidity at the holding company level is normally provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. Because of the 2008 net loss and the year-to-date 2009 loss, we are currently required to obtain advance approval from the Bank’s primary regulator prior to paying a dividend to our parent company. Should we make such a request, no assurance can be given that it would be approved. As a participant in the CPP, we cannot increase our current quarterly dividend of $0.01 per share without the prior consent of the Treasury Department until the Treasury Preferred Stock has been redeemed in full.
Our liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, and other general corporate purposes. We believe that funds necessary to meet our 2009 liquidity needs will be available from cash and securities, or other sources that we expect to be available during the year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk is the exposure of earnings and capital to changes in interest rates. Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities, and off balance sheet instruments. Our interest rate risk management program is comprised of several components. They include (1) Board of Directors’ oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review. It is the objective of interest rate risk management processes to manage the impact of interest rate volatility on earnings and capital.
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
Earnings at Risk (“EAR”). We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. We use a simulation model to run immediate and parallel changes in interest rates from a base scenario using a static yield curve. Prior to March 31, 2009, implied forward rates were used for the base scenario. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the base scenario yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At March 31, 2009, we would experience a negative 7.57% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 10.43% change in net interest income. Both scenarios are within the policy limits established by Board ALCO. Because downward rate shocks have limited meaning in today’s historically low interest rate environment, we have chosen to use the impact from a downward 100 basis point rate shock to evaluate our risk. EAR in the downward 100 basis point scenario was negative 4.36% at March 31, 2009 versus a negative 5.72% at December 31, 2008. The variance reflects changes in the mix of the balance sheet and the change to using a static yield curve for the base case scenario. The positive change in EAR in the +200 scenario from 4.35% to 10.43% primarily resulted from a strategic decision to extend the term on maturing brokered CDs and lock in additional fixed rate term debt in today’s low rate environment.
Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
March 31, 2009	-7.57%	-4.36%	10.43%

December 31, 2008	-12.63%	-5.72%	4.35%

Economic Value of Equity (“EVE”). We consider EVE to be our best analytical tool for measuring long-term interest rate risk. This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. We use a simulation model running multiple rate paths to evaluate the impact of immediate and parallel changes in interest rates from a base scenario based on the current yield curve. The standard simulation analysis assesses the impact on EVE by shocking the current yield curve up and down 100, 200, and 300 basis points. This simulation model projects multiple rate paths under each rate scenario and projects the estimated economic value of assets and liabilities for each scenario. The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity. The simulation model calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in EVE. The variance limit for EVE is measured in an environment when the base interest rate scenario is shocked up or down 200 basis points with a limit of minus 15%.

At March 31, 2009, we would experience a negative 9.26% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 2.57% change in EVE. Both of these measures are within Board approved policy limits. The improvement in the +200 scenario from December 31, 2008 largely resulted from extending the term on maturing brokered CDs and putting on additional fixed rate term debt. Because downward rate shocks currently have limited meaning in the current interest rate environment, we have chosen to use the impact from a downward 100 basis point rate shock to evaluate our risk. EVE risk in the downward 100 basis point scenario was a negative 3.62% at March 31, 2009 versus a negative 6.07% for December 31, 2008.
Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
March 31, 2009	-9.26%	-3.62%	2.57%

December 31, 2008	-13.35%	-6.07%	0.57%

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
Item 4: Controls and Procedures
As of March 31, 2009, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On April 4, 2009, an adversary proceeding was filed against the Bank by the trustee in the Chapter 11 bankruptcy cases for Trans Continental Airlines, Inc., Trans Continental Records, Inc., and Louis J. Pearlman Enterprises, Inc. now pending in the United States Bankruptcy Court For the Middle District Of Florida, Orlando Division, (Chapter 11 Case No. 6:07-bk-00761-ABB). The trustee is seeking to recover certain alleged avoidable transfers made to the Bank by various Pearlman related entities pursuant to certain provisions of the Bankruptcy Code and Chapter 726 of the Florida statutes. The amount of the avoidable transfers alleged by the trustee is approximately $4,450. The avoidance action filed against Integra Bank is one of over seven hundred separate actions filed by the trustee against various financial institutions, individual investors and others. While no assurance can be given as to the outcome of this litigation at this time, we believe that we have meritorious defenses to this adversary proceeding, and we intend to vigorously defend ourselves.
Item 1A. RISK FACTORS
There have been two additions to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. They are as follows.
We Are Subject to the Risk of Additional Impairment Charges Relating to Our Securities Portfolio.
Our investment securities portfolio is our second largest earning asset. The value of our investment portfolio has been adversely affected by the unfavorable conditions of the capital markets in general as well as declines in values of the securities we hold. We have taken an aggregate of $11,782 in impairment charges against earnings since January 1, 2008 for declines in value of securities that we have concluded were “other than temporary.” Approximately 4.4% of our securities portfolio is comprised of trust preferred securities issued by other financial institutions on a pooled or individual (single name) basis. The value of the trust preferred segment is particularly sensitive to adverse developments affecting the banking industry and the financial condition or performance of the issuing banks — factors that we have no control over and as to which we may receive no advance warning. Although we believe we have appropriately valued our securities portfolio, we cannot assure you that there will not be additional material impairment charges which could have a material adverse effect on our financial condition and results of operations.
Our Ability to Fully Utilize the Value of Our Deferred Tax Asset Is Uncertain.
Our assets include a net deferred tax asset that was $68,911 at March 31, 2009. Our ability to fully utilize the benefit of this asset depends upon our returning to profitability in the reasonably near future. Our current earnings projections for 2009 and beyond support our conclusion that we will be able to fully utilize the deferred tax asset. However, any projections involve a degree of uncertainty, which in our case may be greater due to the current recession and the losses we have recently experienced in the recent past. Although we have established a valuation allowance to take this uncertainty into account, we cannot assure you that we will not have to increase the allowance, which could have an adverse effect on our financial condition or results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 27, 2009, we issued the Treasury Preferred Stock and the Treasury Warrant to the U.S. Department of the Treasury in a transaction that was exempt from registration under the Securities Act of 1933 in reliance or the exemption provided by Section 4(2). Additional information concerning this transaction is hereby incorporated by reference to our Current Report on Form 8-K filed March 2, 2009.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 15, 2009, we held our annual meeting of shareholders. There were 20,744,856 shares of common stock outstanding on the February 19, 2009, record date that were entitled to vote at the meeting. The voting results are hereby incorporated by reference to our Current Report on Form 8-K filed April 17, 2009.

Item 5. OTHER INFORMATION
During the period covered by this report, the Audit Committee of the Board of Directors approved the engagement of Crowe Horwath LLP, our independent registered public accounting firm, to perform additional consulting services, which represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
Item 6. EXHIBITS
The following documents are filed as exhibits to this report:

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Integra Bank Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 2, 2009)
3.2	Amendment to By-Laws of Integra Bank Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated March 2, 2009)
4.1	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 2, 2009)
4.2	Warrant for the Purchase of Shares of Common Stock of Integra Bank Corporation (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 2, 2009)
10.1
Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2009)

10.2	Form of Senior Officer Letter Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 2, 2009)
10.3	Form of Waiver (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 2, 2009)
10.4
ARRA Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 2, 2009)

10.5	Integra Bank Corporation 2007 Equity Incentive Plan as amended April 15, 2009
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA BANK CORPORATION
By	/s/ Michael J. Alley
Interim Chairman of the Board and
Chief Executive Officer May 7, 2009

/s/ Martin M. Zorn
Chief Operating Officer and
Chief Financial Officer May 7, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Integra Bank Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 2, 2009)
3.2	Amendment to By-Laws of Integra Bank Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated March 2, 2009)
4.1	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 2, 2009)
4.2	Warrant for the Purchase of Shares of Common Stock of Integra Bank Corporation (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 2, 2009)
10.1
Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2009)

10.2	Form of Senior Officer Letter Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 2, 2009)
10.3	Form of Waiver (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 2, 2009)
10.4
ARRA Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 2, 2009)

10.5	Integra Bank Corporation 2007 Equity Incentive Plan as amended April 15, 2009
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer