Form 10-Q
period 2009-06-30
INTEGRA BANK CORP
filed 2009-08-12
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.
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
Registrant’s telephone number, including area code: (812) 464-9677
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2009
(Common stock, $1.00 Stated Value)	20,949,025

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$312,233	$62,354
Federal funds sold and other short-term investments	745	419

Total cash and cash equivalents	312,978	62,773
Loans held for sale (at lower of cost or fair value)	10,535	5,776
Securities available for sale	426,059	561,739
Securities held for trading	21,574	—
Regulatory stock	29,137	29,155
Loans, net of unearned income	2,349,472	2,490,243
Less: Allowance for loan losses	(82,309)	(64,437)

Net loans	2,267,163	2,425,806
Premises and equipment	45,944	48,500
Other intangible assets	9,085	9,928
Other assets	223,787	213,423

TOTAL ASSETS	$3,346,262	$3,357,100

LIABILITIES
Deposits:
Non-interest-bearing demand	$278,418	$284,032
Interest-bearing:
Savings, interest checking and money market accounts	1,045,568	901,785
Time deposits of $100 or more	634,945	603,519
Other interest-bearing	515,424	550,856

Total deposits	2,474,355	2,340,192
Short-term borrowings	240,918	415,006
Long-term borrowings	372,212	360,917
Other liabilities	35,313	36,194

TOTAL LIABILITIES	3,122,798	3,152,309

Commitments and contingent liabilities (Note 9)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586	81,844	—
Common stock — $1.00 stated value:
Shares authorized: 129,000,000
Shares outstanding: 20,708,555 and 20,748,880 respectively	20,709	20,749
Additional paid-in capital	217,194	208,732
Retained earnings	(93,468)	(15,754)
Accumulated other comprehensive income (loss)	(2,815)	(8,936)

TOTAL SHAREHOLDERS’ EQUITY	223,464	204,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,346,262	$3,357,100

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans:
Taxable	$25,287	$35,676	$51,036	$74,377
Tax-exempt	202	101	405	182
Interest and dividends on securities:
Taxable	5,027	5,840	10,493	12,320
Tax-exempt	825	1,114	1,833	2,426
Dividends on regulatory stock	157	409	678	785
Interest on loans held for sale	127	90	230	193
Interest on federal funds sold and other short-term investments	174	30	267	68

Total interest income	31,799	43,260	64,942	90,351

INTEREST EXPENSE
Interest on deposits	11,759	12,851	23,946	29,243
Interest on short-term borrowings	583	1,955	1,346	4,121
Interest on long-term borrowings	2,683	3,288	5,393	8,303

Total interest expense	15,025	18,094	30,685	41,667

NET INTEREST INCOME	16,774	25,166	34,257	48,684
Provision for loan losses	32,536	6,003	63,930	9,637

Net interest income after provision for loan losses	(15,762)	19,163	(29,673)	39,047

NON-INTEREST INCOME
Service charges on deposit accounts	5,035	5,059	9,448	9,758
Other service charges and fees	761	874	1,597	1,872
Commissions on annuities	190	441	447	1,022
Debit card income-interchange	1,373	1,376	2,630	2,619
Trust income	563	554	1,022	1,113
Net securities gains (losses)	1,479	3	1,479	27
Gain on sale of other assets	(22)	(12)	2,474	(12)
Other than temporary loss:
Total impairment losses	(19,164)	(6,302)	(20,334)	(6,302)
Reclassification of loss from other comprehensive income	(1,150)	—	(1,150)	—

Net impairment loss recognized in earnings	(20,314)	(6,302)	(21,484)	(6,302)
Warrant fair value adjustment	(1,407)	—	(6,145)	—
Cash surrender value life insurance	394	575	1,084	1,218
Other	964	444	1,956	2,431

Total non-interest income	(10,984)	3,012	(5,492)	13,746

NON-INTEREST EXPENSE
Salaries and employee benefits	11,561	12,446	23,636	24,840
Occupancy	2,378	2,541	4,959	5,101
Equipment	808	955	1,657	1,883
Professional fees	2,057	1,317	3,787	2,535
Communication and transportation	1,091	1,371	2,252	2,593
Processing	734	704	1,491	1,422
Software	627	528	1,247	1,087
Marketing	424	611	840	1,093
Loan and OREO expense	1,888	430	7,336	882
FDIC assessment	3,005	76	3,955	154
Low income housing project losses	473	723	1,163	1,374
Debt prepayment penalities	1,511	—	1,511	—
Amortization of intangible assets	422	431	843	862
Other	2,190	2,044	3,965	4,472

Total non-interest expense	29,169	24,177	58,642	48,298

Income (Loss) before income taxes	(55,915)	(2,002)	(93,807)	4,495
Income tax expense (benefit)	(7,451)	(1,103)	(17,282)	421

Net income (loss)	(48,464)	(899)	(76,525)	4,074
Preferred stock dividends and discount accretion	1,139	—	1,552	—

Net income (loss) available to common shareholders	$(49,603)	$(899)	$(78,077)	$4,074

Unaudited Consolidated Statements of Income are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income (Continued)
(In thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Earnings (Loss) per share:
Basic	$(2.39)	$(0.04)	$(3.77)	$0.20
Diluted	(2.39)	(0.04)	(3.77)	0.20

Weighted average shares outstanding:
Basic	20,715	20,554	20,717	20,545
Diluted	20,715	20,554	20,717	20,569

Dividends per common share	$0.01	$0.18	$0.02	$0.36
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(48,464)	$(899)	$(76,525)	$4,074

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $(5,240), $(6,715), $(3,641) and $(4,776), respectively)	(8,622)	(11,362)	(5,991)	(8,082)
Reclassification of amounts realized through impairment charges and sales (net of tax of $7,120, $2,340, $7,562 and $2,331, respectively)	11,715	3,959	12,443	3,944

Net unrealized gain (loss) on securities	3,093	(7,403)	6,452	(4,138)

Change in net pension plan liability (net of tax of $10, $14, $19 and $29, respectively)	16	25	31	50
Unrealized gain (loss) on derivative hedging instruments arising in period (net of tax of $(114), $(135), $(220) and $50, respectively)	(187)	(243)	(362)	131

Net unrealized gain (loss), recognized in other comprehensive income	2,922	(7,621)	6,121	(3,957)

Comprehensive income (loss)	$(45,542)	$(8,520)	$(70,404)	$117

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

						Accumulated
		Shares of		Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2008	$—	20,748,880	$20,749	$208,732	$(15,754)	$(8,936)	$204,791

Net income (loss)	—	—	—	—	(76,525)	—	(76,525)
Cash dividend declared ($0.02 per share)	—	—	—	—	(415)	—	(415)
Net change, net of tax, in accumulated other comprehensive income	—	—	—	—	—	6,184	6,184
Cumulative effect of change in accounting principles, adoption of FSP FAS 115-2 and 124-2 (net of tax)	—	—	—	—	778	(778)	—
Change in unrealized gains (losses) on securities available- for-sale for which a portion of an other-than temporary impairment has been recognized in earnings, net of reclassification and taxes	—	—	—	—	—	715	715
Preferred stock	83,586	—	—	—	—	—	83,586
Common stock warrants	—			7,999			7,999
Discount on preferred stock	(1,855)	—	—	—	—	—	(1,855)
Preferred stock dividend and discount accretion	113	—	—	—	(1,552)	—	(1,439)
Vesting of restricted shares, net	—	(8,766)	(8)	(307)	—	—	(315)
Grant of restricted stock, net of forfeitures	—	(31,559)	(32)	32	—	—	—
Stock-based compensation expense	—	—	—	738	—	—	738

BALANCE AT JUNE 30, 2009	$81,844	20,708,555	$20,709	$217,194	$(93,468)	$(2,815)	$223,464

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(76,525)	$4,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	3,510	3,609
Provision for loan losses	63,930	9,637
Income tax valuation allowance	18,504	—
Net securities (gains) losses	(1,479)	6,275
Impairment charge on available for sale securities	21,484	—
Net held for trading (gains) losses	(235)	(321)
(Gain) loss on sale of other real estate owned	77	14
Gain on sale of branches	(2,549)	—
Loss on low-income housing investments	1,163	1,374
Proceeds from maturity of held for trading securities	—	1,684
Proceeds from sale of held for trading securities	—	52,419
Purchase of held for trading securities	(19,745)	—
Increase (decrease) in deferred taxes	(29,506)	—
Net gain on sale of loans held for sale	(439)	(469)
Proceeds from sale of loans held for sale	73,250	66,405
Origination of loans held for sale	(77,570)	(66,053)
Debt prepayment fees	1,511	—
Change in other operating	6,776	(8,281)

Net cash flows provided by (used in) operating activities	(17,843)	70,367

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	70,674	76,883
Proceeds from sales of securities available for sale	64,304	17,758
Purchase of securities available for sale	(9,538)	(89,563)
(Increase) decrease in loans made to customers	52,740	(106,781)
Decrease in loans from sale of branches	26,940	—
Purchase of premises and equipment	(578)	(1,580)
Proceeds from sale of premises and equipment from branch sale	1,148	—
Proceeds from sale of premises and equipment	11	21
Proceeds from sale of other real estate owned	2,951	33

Net cash flows provided by (used in) investing activities	208,652	(103,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	184,889	(16,579)
Decrease in deposits from sale of branches	(50,796)	—
Net increase (decrease) in short-term borrowed funds	(174,088)	98,643
Proceeds from long-term borrowings	50,000	50,000
Repayment of long-term borrowings	(38,703)	(67,114)
Proceeds from issuance of TARP preferred stock and warrants	89,843	—
Accretion of discount on TARP preferred stock	(113)	—
Dividends paid on TARP preferred stock	(906)	—
Dividends paid on common stock	(415)	(7,435)
Proceeds from vesting of restricted shares, net	(315)	—

Net cash flows provided by (used in) financing activities	59,396	57,515

Net increase in cash and cash equivalents	250,205	24,653

Cash and cash equivalents at beginning of period	62,773	75,990

Cash and cash equivalents at end of period	$312,978	$100,643

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	15,033	3,088
Dividends for common shareholders declared and not paid	207	3,737
Dividends accrued not paid on preferred stock	1,439	—
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
References to the terms “we”, “us”, “our”, the “Company” and “Integra” used throughout this report refer to Integra Bank Corporation and, unless the context indicates otherwise, its subsidiaries. At June 30, 2009, our subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and four statutory business trusts which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
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
ACCOUNTING ESTIMATES:
We are required to make estimates and assumptions based on available information that affect the amounts reported in the consolidated financial statements. Significant estimates, which are particularly susceptible to short-term changes, include the valuation of the securities portfolio, the determination of the allowance for loan losses, the valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the valuation of our deferred tax asset. The decline in the value of residential real estate, other impacts of the recession on the Bank, and our overall financial performance have all had a meaningful influence on the application of certain of our critical accounting policies and development of these significant estimates. In applying those policies, and in making our best estimates during the first and second quarters of 2009, we recorded provisions for loan losses, other than temporary impairment (“OTTI”) on investment securities and a partial valuation allowance on our deferred tax asset. In 2008, considering similar factors, we recorded significant provisions for loan losses, other than temporary impairment on investment securities, and goodwill impairment.
Our customers’ abilities to make scheduled loan payments depend in part on the performance of their businesses and future economic conditions. In the event our loan customers perform worse than expected, we could incur substantial additional provisions for loan losses in future periods.
There are trust preferred securities in our securities portfolio and loans in our loan portfolio as to which we have estimated losses in part based on the assumption that the plans being executed by the issuers or our borrowers will be implemented as planned and have the effect of improving their financial positions. Should these plans not be executed, or have unintended consequences, our losses would increase.
On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the tax valuation allowance is recorded as additional income tax expense in the period the tax valuation allowance is established. The valuation allowance estimate is highly dependent on our projections of future levels of taxable income. Should the actual amount of taxable income be less than what we have projected, it may be necessary for us to increase the valuation allowance.

RECENT ACCOUNTING PRONOUNCEMENTS:
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revises SFAS No. 141. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. This pronouncement requires an acquirer to recognize the assets acquired and liabilities assumed in the acquiree at the acquisition date, measured at their fair values as of that date, as opposed to the date the agreement was finalized. It also requires the acquirer to expense the costs incurred to effect the acquisition, in contrast to prior guidance which included those amounts in recorded goodwill. SFAS No. 141(R) also requires the acquirer to record restructuring costs, including severance, in the statement of income. Finally, the pronouncement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values, using the recognition criteria included in SFAS No. 5, “Accounting for Contingencies”, with future changes going through earnings. This pronouncement is effective for us in 2009.
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
In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of FSP 157-2 during the first quarter of 2009, resulting in additional disclosures.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 was effective for us during the first quarter of 2009 and resulted in changes to our disclosures about our interest rate contracts.
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
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining OTTI for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. Through March 31, 2009, we had recognized cumulative OTTI charges of $11,782 for various securities held in our portfolio at that date. We adopted the FSP effective April 1, 2009 and reversed $1,250 for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income by $778, net of tax of $472, as of April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the period was $20,314. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $19,164.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. The adoption of this FSP at June 30, 2009 did not have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. The adoption of this FSP at June 30, 2009 did not impact on our results of operations or financial position as it only required disclosures which are included in the following section.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement introduces new terminology but is based on the same principles that previously existed in the auditing standards. SFAS No. 165 requires disclosure of the date through which management has evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. For the financial statements related to the three and six months periods ending June 30, 2009 and 2008 contained herein, we evaluated subsequent events through August 12, 2009, the date in which these financial statements were filed with the SEC.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 163), which is effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 defines a new hierarchy for U.S. GAAP and establishes the FASB Accounting Standards Codification as the sole source for authoritative guidance to be applied by nongovernmental entities. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008. The adoption of SFAS No. 168 will change the manner in which U.S. GAAP guidance is referenced, but it will not have any impact on our financial position or results of operations.
FAIR VALUE MEASUREMENT
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
Securities: We determine the fair values of trading securities and securities available for sale in our investment portfolio by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events and is considered Level 2. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy.
The markets for pooled trust preferred securities continue to reflect an overall lack of activity and observable transactions in the secondary and new issue markets for these securities. Those conditions are indicative of an illiquid market and transactions that do occur are not considered orderly. This led us to value our trust preferred securities using both Level 2 and Level 3 inputs as the marks for these securities. The single name issues continue to come from the brokers and are considered Level 2 valuations. The marks for the pooled collateralized debt obligations (CDOs) classified as available for sale were derived from a financial model and are considered Level 3 valuations. The pricing for the pooled CDOs held for trading were derived from a broker and are considered Level 2 inputs.

When determining fair value, FAS 157 indicates that the lowest available level should be used. It also provides guidance on determining fair value when a transaction is not considered orderly because the volume and level of activity have significantly decreased. In evaluating the fair value of our two PreTSL CDOs we determined that the market transactions for similar securities were disorderly. Therefore, we priced our PreTSL pooled trust preferred securities using the Moody’s Analytics valuation process. The Moody’s Analytics is a Level 3 pricing model that uses an income valuation approach and computes present values as described below:
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
The remaining four pooled trust preferred securities were classified as trading. We utilized pricing from a broker that was considered to be Level 2. The broker provided us with actual prices if they had executed a trade for the same deal or if they had knowledge that another trader had traded the same deal. Otherwise they compared the structure of the pooled CDO with other CDOs exhibiting the same characteristics that had experienced recent trades.
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
Other Real Estate Owned: Other real estate owned is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers and is classified as Level 3 input.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below.
June 30, 2009

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets
Securities, available for sale
U.S. Government agencies	$—	$434	$—	$434
Collateralized mortgage obligations:
Agency		205,960		205,960
Private Label	—	26,710	—	26,710
Mortgage backed securities		91,181		91,181
Trust Preferred	—	6,910	2,483	9,393
State & political subdivisions	—	83,750	—	83,750
Other securities	—	8,631		8,631

Total securities, available for sale	$—	$423,576	$2,483	$426,059

Securities, held for trading
U.S. Treasuries	$—	$19,980	$—	$19,980
Trust Preferred	—	1,594	—	1,594

Total securities, held for trading	$—	$21,574	$—	$21,574

Derivatives	—	7,601	—	7,601

Liabilities
Derivatives	$—	$7,749	$—	$7,749
December 31, 2008

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
June 30, 2009

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets
Impaired loans	$—	$—	$95,245	$95,245
Loans held for sale	—	10,535	—	10,535
Other real estate owned	—	—	24,520	24,520

Liabilities	$—	$—	$—	$—
December 31, 2008

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Impaired loans	$—	$—	$69,590	$69,590
Loans held for sale	—	5,776	—	5,776

Liabilities	$—	$—	$—	$—
At June 30, 2009, impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $126,496, with a valuation allowance of $31,251, resulting in an additional provision for loan losses of $12,576 for the three month period and $19,405 for the six month period ended June 30, 2009.
For those properties held in other real estate owned and carried at fair value, writedowns of $182 and $482 were charged to earnings for the three and six months ended June 30, 2009, compared to $24 for both the three and six months ended June 30, 2008.
The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ending June 30, 2009.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Three months ended June 30, 2009

Beginning Balance at April 1, 2009	$15,837	$15,837
Transfers in and/or out of Level 3	(250)	(250)
Gains (Losses) included in other comprehensive income	1,554	1,554
Gains (Losses) included in earnings	(14,658)	(14,658)

Ending Balance	$2,483	$2,483

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Six months ended June 30, 2009

Beginning Balance at January 1, 2009	$17,535	$17,535
Transfers in and/or out of Level 3	(250)	(250)
Gains (Losses) included in other comprehensive income	1,026	1,026
Gains (Losses) included in earnings	(15,828)	(15,828)

Ending Balance	$2,483	$2,483

Unrealized gains and losses for securities classified as available for sale are generally not recorded in earnings. However, during the three and six months ended June 30, 2009, impairment charges of $20,314 and $21,484 were charged to earnings for some of our trust preferred securities.
In accordance with FSP No. 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$312,978	$312,978	$62,773	$62,773
Loans-net of allowance	2,171,918	2,214,558	2,356,216	2,415,290
Accrued interest receivable	11,034	11,034	14,114	14,114

Financial Liabilities:
Deposits	$2,474,355	$2,495,956	$2,340,192	$2,367,354
Short-term borrowings	240,918	241,085	415,006	415,542
Long-term borrowings	372,212	372,046	360,917	362,848
Accrued interest payable	8,980	8,980	10,560	10,560
The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent fair values of all of our assets and liabilities and should not be interpreted to represent our market or liquidation value.
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
STOCK OPTION PLAN AND AWARDS
In April 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserved 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs). All options granted under the 2007 Plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted. The exercise price of options granted under the plans cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards were granted under the Prior Plans. In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares. Under the 2007 Plan, at June 30, 2009, there were 558,570 shares available for the granting of additional awards.
In September 1999, we also granted non-qualified options to purchase 31,500 shares of common stock at an exercise price of $25.83, outside of the plans, in connection with the employment of our former Chairman and CEO. Such options are vested and must be exercised within ten years. At June 30, 2009, all 31,500 options remained outstanding.

A summary of the status of the options or SARs granted under the 2007 Plan and Prior Plans as of June 30, 2009, and changes during the year is presented below:

	June 30, 2009		Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2008	1,415,433	$20.53
Options/SARs granted	5,000	2.13
Options/SARs exercised	—	—
Options/SARs forfeited/expired	(18,833)	16.92

Options/SARs outstanding at June 30, 2009	1,401,600	$20.51	5.2

Options/SARs exercisable at June 30, 2009	1,214,504	$20.99	4.7
The options and SARs outstanding at June 30, 2009, had a weighted average remaining term of 5.2 years with no aggregate intrinsic value, while the options and SARs that were exercisable at June 30, 2009, had a weighted average remaining term of 4.7 years and no aggregate intrinsic value. As of June 30, 2009, there was $589 of total unrecognized compensation cost related to the stock options and SARs granted after the adoption of SFAS No. 123(R), “Accounting for Stock Based Compensation”. The cost is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense for options and SARs for the three and six months ended June 30, 2009, was $78 and $238, compared to $220 and $364 for the three and six months ended June 30, 2008.
One of the Prior Plans permitted the award of up to 300,000 shares of restricted stock. The majority of shares granted under that plan vest equally over a three-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares granted since 2007 have been granted from the 2007 Plan which, prior to April 2009, permitted the award of up to 450,000 shares of restricted stock or SARs. In April 2009, our shareholders approved an amendment to the Plan that eliminated the 450,000 share limit. The shares granted under the 2007 Plan vest equally over a three or four-year period.
A summary of the status of the restricted stock granted by us as of June 30, 2009 and changes during the first and second quarter of 2009 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2008	179,613	$17.57
Shares granted	3,000
Shares vested	(57,767)
Shares forfeited	(34,559)

Restricted shares outstanding, June 30, 2009	90,287	$16.47

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. As of June 30, 2009, there was $896 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense for restricted stock for the three and six months ended June 30, 2009, was $212 and $499, compared to $299 and $496 for the three and six months ended June 30, 2008.
In April, 2009, our shareholders approved an increase in authorized shares of common stock of 100,000,000 shares, bringing total authorized common shares to 129,000,000.

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
The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(48,464)	$(899)	$(76,525)	$4,074
Preferred dividends and discount accretion	(1,139)		(1,552)

Net income (loss) available to common shareholders	$(49,603)	$(899)	$(78,077)	$4,074

Weighted average shares outstanding — Basic	20,714,521	20,553,528	20,716,728	20,545,144
Incremental shares related to stock compensation	—	—	—	23,721

Average shares outstanding — Diluted	20,714,521	20,553,528	20,716,728	20,568,865

Earnings (Loss) per share — Basic	$(2.39)	$(0.04)	$(3.77)	$0.20
Effect of incremental shares related to stock compensation	—	—	—	—

Earnings (Loss) per share — Diluted	$(2.39)	$(0.04)	$(3.77)	$0.20

Options to purchase 1,433,100 shares and 1,413,682 shares were outstanding at June 30, 2009 and 2008, respectively, and were not included in the computation of net income per diluted share in both periods because the exercise price of these options was greater than the average market price of the common shares, and therefore antidilutive and also, for the first and second quarters of 2009, because of the net loss.
On February 27, 2009, the United States Department of Treasury, or Treasury Department, invested $83,586 in us as part of the Treasury Department’s Capital Purchase Program, or CPP. We issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1,000, and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69. The warrant shares were not included in the computation of net income per diluted share in both periods because the exercise price of these shares was greater than the average market price of the common shares, and therefore antidilutive and also, for the first and second quarters of 2009, because of the net loss.
The Treasury Warrant was not fully exercisable at the time of issuance. In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of the Warrant Shares.
NOTE 3. SECURITIES
At June 30, 2009, the majority of securities in our investment portfolio were classified as available for sale.
In June 2009, we purchased three U.S. Treasury securities and classified them as trading. The value of these securities was $19,980 at June 30, 2009. During the second quarter of 2009, we recorded trading income of $235 to reflect the increase in value of those securities since they were purchased. We also reclassified $1,594 of trust preferred securities from available for sale to trading at June 30, 2009.

Amortized cost, fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009:
U.S. Government agencies	$427	$9	$2	$434
Collateralized mortgage obligations:
Agency	201,810	4,371	221	205,960
Private label	30,149	—	3,439	26,710
Mortgage-backed securities — residential	88,991	2,199	9	91,181
Trust preferred	17,231	—	7,838	9,393
States & political subdivisions	81,551	2,548	349	83,750
Other securities	8,641	—	10	8,631

Total	$428,800	$9,127	$11,868	$426,059

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
U.S. Government agencies	$742	$19	$—	$761
Collateralized mortgage obligations:
Agency	272,038	3,040	1,002	274,076
Private label	35,341	—	6,731	28,610
Mortgage-backed securities — residential	130,367	1,179	293	131,253
Trust preferred	38,759	969	11,327	28,401
States & political subdivisions	88,765	1,710	447	90,028
Other securities	8,641	—	31	8,610

Total	$574,653	$6,917	$19,831	$561,739

The amortized cost and fair value of the securities available for sale portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value
Available-for-sale
Maturity

Within one year	$10,005	$10,093
One to five years	235,127	237,319
Five to ten years	102,187	104,410
Beyond ten years	81,481	74,237

Total	$428,800	$426,059

Available for sale securities with unrealized losses at June 30, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
June 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$98	$2	$—	$—	$98	$2
Collateralized mortgage obligations:
Agency	18,656	221	—	—	18,656	221
Private label	—	—	26,710	3,439	26,710	3,439
Mortgage-backed securities — residential	3,261	9	—	—	3,261	9
Trust preferred	695	27	8,698	7,811	9,393	7,838
State & political subdivisions	9,429	238	1,005	111	10,434	349
Other securities	2,683	3	18	7	2,701	10

Total	$34,822	$500	$36,431	$11,368	$71,253	$11,868

Proceeds from sales and calls of securities available for sale were $69,389 and $40,922 for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $1,481 and $59 and gross losses of $2 and $31 were realized on these sales and calls during 2009 and 2008, respectively.
Proceeds from sales and calls of securities available for sale were $67,379 and $19,905 for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $1,479 and $34 and gross losses of $0 and $31 were realized on these sales and calls during 2009 and 2008, respectively.
The securities held for trading at June 30, 2009, consist of the following:

(At Fair Value)	June 30, 2009
Trust Preferred	$1,594
U.S. Treasury Notes	19,980

Total	$21,574

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

The ratings of our pooled trust preferred CDOs, single issue trust preferred securities and private label collateralized mortgage obligations (CMOs) are listed below as of March 31, 2009 and at June 30, 2009. The trust preferred securities consist of six pooled CDOs and five single name issues listed below. The private label CMOs consist of six issues of which five were originated in 2003-2004 while one was originated in 2006.
Ratings

Issuer	Ratings as of March 31, 2009	Ratings as of June 30, 2009
Pooled Trust Preferred CDOs
PreTSL VI	Caa1 (Moodys) / A+ (Fitch)	Caa1 (Moodys) / CCC (Fitch)
PreTSL XIV	Ca (Moodys) / A (Fitch)	Ca (Moodys) /CC (Fitch)
Alesco 10A C1	Ca (Moodys) / A- (Fitch)	Ca (Moodys) / CC (Fitch)
Trapeza 11A D1	BB+ (Fitch)	C (Fitch)
Trapeza 12A D1	A- (Fitch)	C (Fitch)
US Capital Funding	Caa3 (Moodys) / A- (Fitch)	Caa3 (Moodys) / CC (Fitch)

Single Issue Trust Preferred
Bank One Cap Tr VI (JP Morgan)	A1(Moodys)	A1(Moodys)
Colonial Cap IV	Caa1(Moodys)/CCC(S&P)/B+(Fitch)	Caa3(Moodys)/CC(S&P)/C(Fitch)
First Citizen Bancshare	Non-Rated	Non-Rated
First Union Instit Cap I (Wells Fargo)	A3(Moodys)/A(S&P)/AA-(Fitch)	A3(Moodys)/A-(S&P)/AA-(Fitch)
Sky Financial Cap Trust III (Huntington)	BB(S&P)	BB(S&P)

Private Label CMOs
CWHL 2003-58 2A1	Aaa(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
CMSI 2004-4 A2	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
GSR 2003-10 2A1	Aaa(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
RAST 2003-A15 1A1	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
SASC 2003-31A 3A	Aaa(Moodys)/AAA(S&P)	A1(Moodys)/AAA(S&P)
WFMBS 2006-8 A13	Baa1(Moodys)/AAA(Fitch)	B3(Moodys)/AA(Fitch)
The ratings above range from extremely speculative to high grade. On August 4, 2009, Moodys downgraded Colonial Cap IV to C.
During the first quarter of 2009 we took OTTI charges on the Alesco CDO for $755 and on the PreTSL VI CDO for $415 for a total OTTI charge of $1,170.
At June 30, 2009, net unrealized losses for our securities portfolio totaled $2,741 after recognition of OTTI. Net unrealized losses for trust preferred CDOs totaled $7,838 while private label CMOs accounted for an additional $3,439 offset by $9,127 unrealized gains in remainder of the securities portfolio.
The marks for the single name issues and the pooled CDOs designated as trading came from brokers, while the pricing for the available for sale (AFS) pooled CDOs came from financial models and the private label CMOs were derived from IDC and S&P pricing.
As part of the analysis this quarter, we took into consideration FSP EITF 99-20-2, FASB 157-4, which provides guidance to assist in determining fair value when there is no active market and gives guidance to identify circumstances that indicate a transaction is not orderly, FSP 115-2 and FSP 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” along with FSP 107-1 and APB 28-1. We adopted the FSP effective April 1, 2009 and reversed $1,250 for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income by $778, net of tax of $472, as of April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the period was $20,314. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $19,164. We also reviewed FSP EITF 99-20-1 and FASB 165 and other relevant accounting guidance.
Factors utilized in our analysis of the private label CMOs included a review of underlying collateral performance, the length of time and extent that fair value has been less than cost and review of rating changes to determine if other-than-temporary impairment had occurred. During the second quarter of 2009 two of the non-agency CMO’s (SASC 2003-31A & WFMBS 2006-8A13) incurred rating downgrades as noted in the ratings table. The issuers within the portfolio continue to perform according to their contractual terms. The underlying collateral performance of our entire non-agency CMO portfolio has been reviewed. The collateral has seen delinquencies over 90 days increase slightly through the second quarter of 2009. However the cumulative loss percentage of the respective pools was zero or was 0.435% at the highest. Borrower weighted average FICO scores all remained above 727. The exposure to high risk geographies (CA, AZ, NV, and FL) has experienced little change since our last review. The credit support for all of the issues continues to provide evidence that adequate structural support remains. We also received a third party review of our private label CMOs. The findings support our analysis that there is adequate structural support even under stressed scenarios. The review of the underlying mortgage collateral for the tranches we own demonstrates that it is unlikely that the contractual cash flows will be disrupted. Therefore given the performance of these bonds at June 30, 2009, and our intent and ability to hold these securities to maturity, we concluded that the $3,439 in unrealized loss was temporary.

The factors used to determine whether the pooled CDO’s in our portfolio had incurred OTTI included review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. We also reviewed key financial characteristics for individual issuers in the pooled CDOs and tracked issuer participation in the U.S. Department of the Treasury’s Troubled Asset Relief Program — Capital Purchase Program (TARP). This review analyzed capital ratios, leverage ratios, non-performing loan and non-performing asset ratios. We utilized an internal watch list and near watch list that is reviewed quarterly and compared to the prior quarter to determine migration patterns and direction. We also reviewed the changes to ratings. As noted in the ratings table Fitch downgraded all of our pooled trust preferred securities in the second quarter 2009.
PreTSL VI experienced no additional credit deterioration from the prior quarter and as such we determined no additional OTTI had occurred during the second quarter. Bank Atlantic represents 60% of the remaining collateral of this pooled CDO. The risk of future OTTI will be highly dependent upon the performance of this issuer. The review of PreTSL XIV showed a minimal 1.8% increase to deferrals and defaults, it continues to pass the “break in yield” test and 39% of the issuers in our tranche are participating in the TARP program. Overall PreTSL XIV continues to perform and as such we determined no OTTI had occurred during the second quarter. We continue to utilize Moodys Analytics to compute the fair value of the securities. Moodys continues to update the process they use to determine the fair value of the securities incorporating new information as it becomes available.
Due to the implementation of FSP FAS 115-2 we determined that the previously recognized OTTI recorded for PreTSL VI included a portion that was attributed to non-credit component such as changes in interest rates, market volatility and liquidity and as a result, $100 has been recognized in other comprehensive income during the second quarter of 2009.
For our quarterly review of the remaining four pooled CDOs we continued to utilize Kamakura Risk Information Services, a leading risk management solution provider to model the Alesco, Trapeza 11 and 12 and the US Capital Funding Trust Preferred CDOs for OTTI. Kamakura incorporated additional macro factors in the KRIS model that were used in government stress tests (SCAP). Most of the new macro factors are related to the Case Shiller index for home prices and changes in gross domestic product and the unemployment rate.
From our review of these four CDOs we noted a substantial deterioration in the underlying credit quality of the issuers as deferrals and defaults increased substantially. The second quarter model valuation from Kamakura also showed substantial deterioration of these four securities with losses expected at almost every scenario. Based on the increase in deferrals and defaults and expected losses for these four CDOs as of June 30, 2009 we determined that OTTI totaling $13,508 had occurred for all four of these bonds in the following amounts: Alesco $3,693, Trapeza 11 $4,441, Trapeza 12 $3,649 and US Capital Funding $1,725. After taking these charges the fair value of the four securities totaled $250. We reclassified these securities as trading at June 30, 2009.
Due to the adoption of FSP FAS 115-2 we determined that the previously recognized OTTI recorded for the Alesco CDO was considered to be all credit related, while the Trapeza 11 and 12 and the US Capital Funding CDOs each previously had a portion that was attributed to non-credit component such as change in interest rates, market volatility and liquidity. Accordingly, the amount recognized in other comprehensive income in the second quarter of 2009 was also recognized as additional OTTI totaling $1,150.
At June 30, 2009 our single issue trust preferred portfolio included the following securities: Bank One Capital Trust VI (acquired by JP Morgan Chase), First Citizens Bancshares, First Union Institutional Cap I (acquired by Wells Fargo), Sky Financial Cap Trust III (acquired by Huntington Bank) and Colonial Cap IV. During the second quarter Colonial BancGroup (CNB) experienced rating downgrades as noted in the ratings table. As of June 30, 2009 we have not taken any OTTI charge on any of these securities except for the CNB security. At June 30, 2009, the other five securities represented $7,100 of the net unrealized loss associated with the trust preferred security portfolio.

On July 31, 2009 CNB reported the termination of its agreement with investors for a previously-announced equity infusion into CNB. CNB’s capital levels fell below amounts required by regulators and its tangible common ratio was approximately 1%. Because of this announcement, we deemed the unrealized loss in the CNB security of $5,656 as OTTI at June 30, 2009.

		Amortized		Unrealized
Security	Par	Cost	Market	gain/(loss)
Pooled Trust Preferred CDOs (AFS)
PreTSL VI Class B	$1,036	$721	$694	$(27)
PreTSL XIV Class B1	2,500	2,500	1,789	(711)

CDOs AFS subtotal	$3,536	$3,221	$2,483	$(738)

Pooled Trust Preferred CDOs (Trading)
Alesco Preferred Funding 10A C1	8,214		103	—
Trapeza 11A D1	7,872		12	—
Trapeza 12A D1	6,041		15	—
US Capital Funding V Class B1	3,003		120	—

CDOs Trading subtotal	$25,130	$—	$250	$—

				Total	Collateral	Percentage of
	Number	Number	Number	remaining	balance for	class to total
Security	of issuers	of deferrals	of defaults	collateral	our class	collateral
Pooled Trust Preferred CDOs (AFS)
PreTSL VI Class B	5	1	0	$40,750	$25,888	63.5%
PreTSL XIV Class B1	65	9	1	477,350	117,000	24.5%

Pooled Trust Preferred CDOs (Trading)
Alesco Preferred Funding 10A C1	85	9	5	950,000	101,192	10.7%
Trapeza 11A D1	58	7	4	505,000	23,616	4.7%
Trapeza 12A D1	50	6	4	500,000	15,104	3.0%
US Capital Funding V Class B1	44	10	4	349,198	48,053	13.8%

		Amortized		Unrealized
Security	Par	Cost	Market	gain/(loss)
Single Issue Trust Preferred (AFS)
Bank One Cap Tr VI (JP Morgan)	$1,000	$1,000	$920	$(80)
First Citizen Bancshare	5,000	5,021	1,500	(3,521)
First Union Instit Cap I (Wells Fargo)	3,000	2,989	2,490	(499)
Sky Financial Cap Trust III (Huntington)	5,000	5,000	2,000	(3,000)

Trust Preferred subtotal	$14,000	$14,010	$6,910	$(7,100)

Single Issue Trust Preferred (Trading)
Colonial Cap IV	7,000	—	1,344	—

Private Label CMOs
CWHL 2003-58 2A1	$3,427	$3,427	$2,833	$(594)
CMSI 2004-4 A2	1,649	1,604	1,635	31
GSR 2003-10 2A1	9,025	8,935	8,166	(769)
RAST 2003-A15 1A1	5,922	5,946	5,503	(443)
SASC 2003-31A 3A	7,071	7,084	5,920	(1,164)
WFMBS 2006-8 A13	3,169	3,153	2,653	(500)

Private Label CMOs Total	$30,263	$30,149	$26,710	$(3,439)

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2009.

Amount of other-than-temporary-impairment related to credit loss at April 1, 2009	$10,531

Addition	20,314

Amount of other-than-temporary-impairment related to credit loss at June 30, 2009	$30,845

NOTE 4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2009 and 2008.
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning Balance	$78,525	$28,590	$64,437	$27,261
Loans charged off	(29,194)	(3,128)	(46,830)	(5,882)
Recoveries	442	315	772	764
Provision for loan losses	32,536	6,003	63,930	9,637

Ending Balance	$82,309	$31,780	$82,309	$31,780

Percent of total loans	3.50%	1.32%	3.50%	1.32%

Annualized % of average loans:
Net charge-offs	4.80%	0.48%	3.82%	0.44%
Provision for loan losses	5.43%	1.02%	5.31%	0.82%
The allowance for loan losses was $82,309 at June 30, 2009, representing 3.50% of total loans, compared with $64,437 at December 31, 2008, or 2.59% of total loans and $78,525 at March 31, 2009, or 3.24% of total loans. The allowance for loan losses to non-performing loans ratio was 45.1%, compared to 42.7% at December 31, 2008 and 41.5% at March 31, 2009. At June 30, 2009, we believe that our allowance appropriately considers the expected loss in our loan portfolio.
During the second quarter of 2009, we offered a discount to many of our commercial real estate customers in exchange for early repayment. We did this to help us reduce our lending exposure to commercial real estate, which reduces our credit risk and improves our regulatory capital ratios. The discounts are reflected as charge-offs at the time the payments are received and reflect the difference between the discount given and the reserves for those credits already included in the allowance for loan losses. We considered these discounts when establishing the allowance for loan losses at June 30, 2009. None of these loans were impaired at June 30, 2009. At June 30, 2009, we had additional outstanding offers to provide discounts in exchange for early commercial real estate loan payoffs. The amount of payoffs related to those offers totaled $35,986, while the discounts offered totaled $2,135.
Total non-performing loans at June 30, 2009, consisting of nonaccrual loans and loans 90 days or more past due, were $182,413, an increase of $31,514 from December 31, 2008 and a decrease of $6,801 from March 31, 2009. Non-performing loans were 7.76% of total loans, compared to 6.06% at December 31, 2008 and 7.80% at March 31, 2009. Non-performing assets were 8.90% of total loans and other real estate owned at June 30, 2009, compared to 6.79% at December 31, 2008 and 8.55% at March 31, 2009.
Listed below is a comparison of non-performing assets.

	June 30,	December 31,
	2009	2008
Nonaccrual loans	$175,840	$150,002
90 days or more past due loans	6,573	897

Total non-performing loans	182,413	150,899
Other real estate owned	29,286	19,396

Total non-performing assets	$211,699	$170,295

Ratios:
Non-performing Loans to Loans	7.76%	6.06%
Non-performing Assets to Loans and Other Real Estate Owned	8.90%	6.79%
Allowance for Loan Losses to Non-performing Loans	45.12%	42.70%
NOTE 5. BRANCH DIVESTITURES
In February 2009, we sold three banking offices located in Georgetown and Lexington, Kentucky to Peoples Exchange Bank of Beattyville, Kentucky. In the transaction, Peoples Exchange Bank assumed the deposit liabilities of the three branches and purchased certain branch-related assets, including loans. There were $16,133 in loans and $18,516 in deposits sold in the transaction. The sale generated a pre-tax gain of $628.

In January 2009, we sold our two banking offices in Lawrenceburg, Kentucky, to Town & Country Bank and Trust Company, who assumed the deposit liabilities of the branches and purchased branch-related assets, including loans and the two Lawrenceburg facilities. The transaction included loans of $10,807 and deposits of $32,280. The sale generated a pre-tax gain of $1,921.
NOTE 6. INCOME TAXES
The income tax benefit for the first six months of 2009 was $17,282, which equates to an effective tax rate of 18.4%. Income tax benefit recorded for the first six months of 2009 is based on our estimate of the expected effective tax rate for the full year. The tax benefit is a result of the net loss, the impact of general business tax credits and tax free loan, municipal security and bank-owned life insurance income, partially offset by an increase in our income tax valuation allowance of $18,504.
The net deferred tax asset at June 30, 2009, was $73,804, consisting of deferred assets of $95,488, reduced by valuation allowances totaling $21,684. The net federal deferred tax asset was $66,028 and the net state amount was $7,776.
Our gross deferred tax asset of $95,488 consists of assets of $109,022 and liabilities of $13,734. The primary components of our gross deferred tax asset include a timing difference representing the excess of the cumulative provision for loan losses over cumulative net charge-offs of $31,100, goodwill impairment of $30,129, general business credits of $16,329, and $11,698 related to charges for other than temporary impairment for financial statement purposes not yet deductible for tax return purposes. The benefit associated with net operating loss carryforwards was $10,125 at June 30, 2009. The deferred tax asset associated with net operating loss carryforwards arose in 2008 and 2009 and therefore expires in 2028 and 2029. The majority of the 2009 net operating loss will be carried back to 2007.
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
During the first six months of 2009, we increased our state income tax valuation allowance by $1,240 to $4,420, with $464 of this increase arising during the second quarter. We also recorded a federal income tax valuation allowance of $17,264, with $13,025 recorded during the second quarter. We did not have a federal valuation allowance recorded prior to 2009, but recognized one during the first quarter of 2009 primarily because our estimates of future taxable income declined from the amounts forecasted at December 31, 2008. Those estimates declined further during the second quarter of 2009, resulting in an addition to the total valuation allowance.
Our estimate of the required valuation allowance is highly dependent upon our estimate of projected levels of future taxable income. Projections carry a degree of uncertainty, particularly for longer-term forecasts. In our case, the amount of uncertainty is increased due to the effects of the economic downturn and estimates for the timing and magnitude of economic recovery, as well as the level of provision for loan losses we have experienced during the last fifteen months. Should the actual amount of taxable income be less than what is projected, it may be necessary for us to increase our valuation allowance. Given the risk of additional deterioration in our loan and securities portfolios not included in our projections, we stress tested those projections and considered the results of those tests in establishing our federal income tax valuation allowance.
Our process for determining the need and amount of our valuation allowance at June 30, 2009 included the following steps.
•
Earnings forecasts were prepared for the remainder of 2009 through 2012. These forecasts include projections of net interest income that are obtained from our asset/liability management model as well as projections of credit related information that are obtained from our Chief Credit and Risk Officer. The credit related information includes estimates of specific and general reserves for the provision for loan losses, non-performing loans and assets, net charge-offs and the allowance for loan losses as a percentage of both total and non-performing loans.

•
Non-interest income and expense forecasts were updated quarterly as part of our regular rolling four quarter reforecast process, as were estimates of earning asset balances and the liabilities that fund them.

•
The income before tax amounts were discounted by 15% to reflect the uncertainty contained in the projections. We arrived at this discount amount after reviewing the risk of further adverse developments in asset quality in our loan and investment security portfolios. We then combined the adjusted income before tax amount with anticipated permanent and timing differences to determine projected taxable income. We assumed pretax income would increase 4.25% after 2012.

•
The valuation allowance was computed as the total of tax credits expiring more than nine years from December 31, 2009, plus net operating loss carryforwards not expected to be realized in the next four years.

The nine year projection used at June 30, 2009 compares to a twelve year period used at March 31, 2009. The reduction takes into account the fact that our actual results were less than what was forecasted for the quarter. We plan to adjust the nine year period, as well as the 15% discount from our projected earnings up or down in the future, depending on the accuracy of our forecasts. This could result in increases or decreases in our valuation allowance.
During the first and second quarters of 2009, our actual net income before tax was significantly less than what we projected the prior quarter. The differences were primarily in the following five areas:
•
OTTI of $20,334 was recognized during the first six months of 2009, while none was originally forecast at December 31, 2008. We did not anticipate the extent of deterioration experienced by some of the trust preferred securities we hold, all of which are tied to the financial results of other financial institutions, specifically as evidenced by the increasing number of deferrals and defaults on those securities.

•
Our loan to Peoples Community Bancorp Inc. (“Peoples”) of $17,500 was charged off due to developments since January 1, 2009. A total of $17,000 was charged off during the second quarter of 2009, with $8,250 of the related provision expense occurring in the same quarter. We had not previously believed that this would become necessary.

•
The majority of the remainder of the excess of our net loss before tax over our projected loss is within the provision for loan losses, especially in the portion of the allowance determined by using the principles of SFAS 5, Accounting for Contingencies, or the FAS 5 reserve. That portion of the allowance has increased more than anticipated during 2009 as the macro economic factors we utilize in its preparation, in particular real estate values and unemployment rates, have deteriorated more severely than we anticipated.

•
Warrant fair value adjustments totaling $6,145 were recorded during the six months ended June 30, 2009. These adjustments are not tax deductible and were necessary only because we had to classify the Treasury Warrant underlying the preferred shares issued to the Treasury Department as a liability during the first and for part of the second quarters until the number of authorized shares necessary to make the Warrant exercisable were approved by our shareholders in the second quarter.

•
Net interest income was less than the amount projected at December 31, 2008, largely due to near historic lows in the adjustable rate indexes we use to price our earning assets, especially one and three month LIBOR and the national prime lending rate. While declines in LIBOR benefited us on the liability side of our balance sheet, the impact on our earning assets was far greater and impacted us more quickly, since our balance sheet remains asset sensitive. Additionally, the spread between 30 and 90 day LIBOR was at historic levels, which negatively impacted us as our LIBOR based assets tend to be based on 30 day LIBOR and our LIBOR based liabilities tend to be based on 90 day LIBOR. Our forecasts assume only modest increases in our net interest margin for the foreseeable future from increases in rates and from lower nonperforming assets.

We recognized our initial state valuation allowance during the fourth quarter of 2008 and have increased that allowance in both the first and second quarters of 2009. We also recorded provision for federal income tax valuation allowances in both the first and second quarters of 2009. The following details increases to the valuation allowance recognized in 2008 and 2009:

	Federal	State
Balance at September 30, 2008	$—	$—

Addition	—	3,180

Balance at December 31, 2008	—	3,180

Addition	4,239	776

Balance at March 31, 2009	4,239	3,956

Addition	13,025	464

Balance at June 30, 2009	$17,264	$4,420
The income tax benefit recognized during 2009, net of the related valuation allowance was $17,282. The largest portion of this benefit, $12,325 relates to losses which will be carried back to 2007, in which we had taxable income of $35,214.
Our valuation allowance at June 30, 2009 assumes that we are unable to utilize any of the general business tax credits included in our deferred tax asset. The net operating loss carryforwards in our deferred tax asset are projected to be fully utilized by 2015. We believe that these adjustments, coupled with the 15% discount to our projected earnings, provide a reasonable estimate for the effects of estimation error or further deterioration in the economy that could affect our borrowers or the issuers of our remaining trust preferred securities. Federal net operating loss and general business credit carryforward periods are twenty years, while our state net operating loss carryforward periods are fifteen years for Indiana and twelve years for Illinois. Our general business credits expire in varying amounts through 2029 and the net operating loss carryforwards expire in 2028 and 2029.

We consider both positive and negative evidence when determining the need for a valuation allowance. At June 30, 2009, we considered the following negative evidence:
•	we have experienced net losses in each of the last five quarters, and
•	we did not meet our forecasted levels of earnings in the first and second quarters of 2009; and
•	forecasting the pace and amount of improvement in asset quality has been difficult, particularly in the current macroeconomic environment.
The losses we have experienced during the last five quarters are largely attributed to the impact of the current recession, including its impact on real estate values and the resulting impact on the banking industry as a whole. The fourth quarter of 2008 experienced the weakest quarterly earnings performance in the banking industry since the savings and loan crisis. While industry-wide earnings rebounded in the first quarter of 2009, credit quality continued to deteriorate. Non-current loans rose to 3.76% of total loans, the highest level since the second quarter of 1991. At the end of the first quarter of 2009, 305 institutions with assets totaling $220,000,000 were in the FDIC’s “problem bank” list, an increase from 252 institutions with $159,000,000 in assets at December 31, 2008. The level of non-current construction and land development loans increased to 10.9%, up from 8.5% in the prior quarter. Additionally, the amount of non-current mortgages increased 131 basis points to 4.95%.
Our credit losses have been largely from the Chicago market, which we entered in April 2007 when we acquired Prairie Financial Corporation (“Prairie”). Prairie was a highly profitable entity that operated primarily in the residential construction sector. When economic conditions began to deteriorate, it resulted in lower home values and a dramatic slowdown in construction and residential home sales for our borrowers, and ultimately, in increased provisions for loan loss and charge-offs to us.
The acquisition of Prairie was the only acquisition we have executed since 2001 and has clearly negatively impacted our operating results in the areas of our provision for loan losses, our net interest income because of higher nonaccrual loans, and loan and collection expense. The losses experienced during the last five quarters have also negatively impacted our capital levels. Actions we may take to increase those capital levels include the sale of earning assets that carry a high risk weighting percentage in our regulatory capital computations, which could impact our earnings.
At June 30, 2009, we also considered the following positive evidence:
•	To the best of our knowledge, we have never had a credit or net operating loss expire.
•
Our core community banking franchise, exclusive of Chicago, has historically been profitable and continues to be profitable and has not been affected by the current economy to the extent our land acquisition and development and commercial real estate based lending operations have. From 2005 to 2007, our earnings per share were $1.55, $1.11 and $1.56, a cumulative three year total of $4.22. Our projected earnings levels in our earnings forecast for 2010 through 2012 conservatively assume less than 25% of that three year total.

•
Our valuation allowance assumes that we do not realize any of our general business tax credit carryforwards and that we are unable to realize any of our net operating loss carryforwards that cannot be realized within five years, despite a 20 year carryforward period for both. The amount of our net operating loss carryforward included in our deferred tax asset, net of the related valuation allowance, totaled only $4,770 at June 30, 2009, with $4,560 of that being federal and $210 being state. Our federal net operating loss carryforwards expire in 2028 and 2029, while our state net operating losses begin to expire in 2017.

•
The risk of further other-than-temporary-impairment (“OTTI”) has been reduced, as unrealized losses in our trust preferred securities portfolio totaled $7,838 at June 30, 2009. This compares to net unrealized losses in that portfolio of $14,044 at March 31, 2009 and $10,358 at December 31, 2008. Trust preferred securities held in our available for sale portfolio totaled $9,393 at June 30, 2009, compared to $23,667 at March 31, 2009 and $28,401 at December 31, 2008. All of the OTTI we have recognized since 2007 has been in our trust preferred securities portfolio.

During the second quarter of 2009, for purposes of forecasting, we increased our estimates of future provisions for loan losses and the length of time it will take to reduce our level of non-performing assets to take into account the impact of the economic conditions on our credit quality. We believe that the positive evidence we considered during the second quarter is an indication that our credit position is beginning to stabilize. That evidence, along with improvements we have implemented in our collection and loan workout personnel and processes, increases our level of confidence in our provision forecasts.

Positive evidence that helps support the confidence we have in our forecasts includes the fact that our level of delinquencies at June 30, 2009 were at the lowest level since September 2007, that the Case Schiller index for the Chicago market reported an increase in home prices for the first time since June 2008, and sales of previously owned homes and new home sales have increased from past months and quarters. The majority of the improvement in delinquencies came in the Chicago region, in which we implemented several personnel and process changes during the second quarter of 2009. Additionally, our level of net charge-offs during the second quarter of 2009, excluding the loan to Peoples, stabilized and, while still high, was slightly less than each of the preceding two quarters. While our non-performing assets increased during the second quarter of 2009, the rate of increase in our non-performing assets, exclusive of the Peoples loan, was 10.3%, compared to 25.4%, 65.3% and 63.9% for the preceding three quarters, also exclusive of the Peoples loan.
The realization of our deferred income tax asset is not dependent on tax planning strategies or the offset of deferred tax liability. At June 30, 2009, we believe it is more likely than not that we will be able to realize the benefits recorded as a deferred tax asset, net of the valuation allowance provided.
NOTE 7. SHORT-TERM BORROWINGS

	June 30,	December 31,
	2009	2008

Federal funds purchased	$—	$25,000
Securities sold under agreements to repurchase	75,918	88,106
Short-term Federal Home Loan Bank advances	90,000	125,000
Other short-term borrowed funds	75,000	176,900

Total short-term borrowed funds	$240,918	$415,006

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (“FHLB”) advances. At June 30, 2009, we had sufficient collateral pledged to satisfy the collateral requirements.
At June 30, 2009, we had available federal funds purchased lines of $345,000, however in the current economic environment it is highly unlikely that we would be able to access these unsecured lines.

NOTE 8. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	June 30,	December 31,
	2009	2008
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 2.79% and 3.02% as of June 30, 2009 and December 31, 2008, respectively)	$136,007	$136,009
Amortizing and other advances (weighted average rate of 4.73% and 4.98% as of June 30, 2009 and December 31, 2008, respectively)	560	706

Total FHLB Advances	136,567	136,715

Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average rate of 1.01% and 3.30% as of June 30, 2009 and December 31, 2008, respectively)	80,000	100,000

Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	3,223	3,780

Note payable, unsecured, with a floating interest rate equal to one-month LIBOR plus 0.875%, with a maturity date of April 1, 2012	—	18,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par	20,619	20,619

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par	10,310	10,310

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed rate of 2.625%, with a maturity date of March 30, 2012	50,000	—

Other	3,368	3,368

Total long-term borrowings	$372,212	$360,917

Securities sold under agreements to repurchase include $80,000 in variable rate national market repurchase agreements. These repurchase agreements have an average rate of 1.01%, with $30,000 maturing in 2012 and $50,000 maturing in 2013. We borrowed these funds under a master repurchase agreement. We must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, our repurchase agreement counterparty had an option to put the collateral back to us at the repurchase price on a specified date. During the second quarter, we sold $62,789 of securities for a gain of $1,465 and used some of those proceeds to pay off repurchase agreements of $20,000 prior to their maturity, incurring debt prepayment penalties of $1,511.
Also included in long-term borrowings is $136,567 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. Included in the long-term FHLB borrowings are $65,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Total FHLB advances were collateralized by $192,044 of mortgage loans and securities under collateral agreements at June 30, 2009.

The floating rate capital securities callable at par on July 25, 2011, are also callable at an earlier date, but only upon payment of a premium based on a percentage of the outstanding principal balance. The call is effective at a premium of 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $426 at June 30, 2009.
The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly. Unamortized organizational costs for these securities were $836 at June 30, 2009.
The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date but only upon payment of a premium based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 1.57% at December 15, 2009, and 0.785% at December 15, 2010.
The floating rate capital securities callable at par on June 30, 2012, and quarterly thereafter may be called prior to that date with a payment of a call premium, which is based on a percentage of the outstanding principal balance. The calls are effective annually at premiums of 1.40% at June 30, 2010 and 0.70% at June 30, 2011.
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
During the first quarter of 2009, the Bank issued a $50,000 principal amount, 2.625% senior unsecured note due in 2012 as part of the Temporary Liquidity Guarantee Program (TLGP) of the Federal Deposit Insurance Corporation (FDIC).
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
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	June 30,	December 31,
	2009	2008
Commitments to extend credit	$548,964	$684,245

Standby letters of credit	24,462	22,320

Non-reimbursable standby letters of credit and commitments	1,600	2,574
During the second quarter of 2009, we offered a discount to many of our commercial real estate customers in exchange for early repayment. We did this to help us reduce our lending exposure to commercial real estate, which reduces our credit risk and improves our regulatory capital ratios. The discounts are reflected as charge-offs at the time the payments are received. The provision for loan loss recorded as payments are received is the difference between the discount given and the reserves for those credits already included in the allowance for loan losses. At June 30, 2009, we had additional outstanding offers to provide discounts in exchange for early commercial real estate loan payoffs. The amount of payoffs related to those offers totaled $35,986, while the discounts offered totaled $2,135.

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
During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 1.87% at June 30, 2009. The swap expires on or prior to January 5, 2016, and had a notional amount of $5,200 at June 30, 2009.
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
During the third quarter of 2006, we purchased a three year interest rate floor with a strike rate of 7.50% and a notional amount of $30,000 to hedge against the risk of falling rates on portions of our variable rate home equity loan portfolio. This floor is designated as a cash flow hedge, with any cumulative gain or loss being deferred and reported as a component of other comprehensive income. The hedge premium is being amortized to interest income based on a schedule that matches the expense with the value of the instrument. The three year term for this floor ended in July 2009.
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

	June 30, 2009			December 31, 2008
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value

Derivatives designated as hedging instruments:
Interest rate contracts	$7,369	$(7,625)	$(256)	$12,080	$(11,835)	$245

Derivatives not designated as hedging instruments:
Mortgage banking derivatives	232	(156)	76	216	(16)	200
We recognized an after tax loss of $362 related to our interest rate contracts in other comprehensive income during the first six months of 2009, compared to a gain of $131 during the first six months of 2008.
Losses recognized in income and expense on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, were $303 and $95 for the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, we recognized losses of $79 and $47 from the change in value of our mortgage loan commitments.
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

For three months ended June 30, 2009	Banking	Other	Total
Interest income	$31,764	$35	$31,799
Interest expense	14,070	955	15,025

Net interest income (loss)	17,694	(920)	16,774
Provision for loan losses	32,536	—	32,536
Other income	(9,647)	(1,337)	(10,984)
Other expense	28,473	696	29,169

Earnings (Loss) before income taxes	(52,962)	(2,953)	(55,915)

Income tax expense (benefit)	(6,890)	(561)	(7,451)

Net income (loss)	$(46,072)	$(2,392)	$(48,464)

For six months ended June 30, 2009	Banking	Other	Total
Interest income	$64,873	$69	$64,942
Interest expense	28,665	2,020	30,685

Net interest income (loss)	36,208	(1,951)	34,257
Provision for loan losses	63,930	—	63,930
Other income	494	(5,986)	(5,492)
Other expense	57,672	970	58,642

Earnings (Loss) before income taxes	(84,900)	(8,907)	(93,807)

Income tax expense (benefit)	(16,270)	(1,012)	(17,282)

Net income (loss)	$(68,630)	$(7,895)	$(76,525)

Segment assets	$3,334,386	$11,876	$3,346,262

For three months ended June 30, 2008	Banking	Other	Total
Interest income	$43,206	$54	$43,260
Interest expense	16,535	1,559	18,094

Net interest income (loss)	26,671	(1,505)	25,166
Provision for loan losses	6,003	—	6,003
Other income	2,938	74	3,012
Other expense	23,946	231	24,177

Earnings (Loss) before income taxes	(340)	(1,662)	(2,002)

Income tax expense (benefit)	(475)	(628)	(1,103)

Net income (loss)	$135	$(1,034)	$(899)

For six months ended June 30, 2008	Banking	Other	Total
Interest income	$90,233	$118	$90,351
Interest expense	38,116	3,551	41,667

Net interest income (loss)	52,117	(3,433)	48,684
Provision for loan losses	9,637	—	9,637
Other income	13,580	166	13,746
Other expense	47,770	528	48,298

Earnings (Loss) before income taxes	8,290	(3,795)	4,495

Income tax expense (benefit)	1,853	(1,432)	421

Net income (loss)	$6,437	$(2,363)	$4,074

Segment assets	$3,391,215	$9,995	$3,401,210

NOTE 12. REGULATORY CAPITAL
The banking industry is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At June 30, 2009 and December 31, 2008, both our capital ratios and those of the Bank exceed all minimum regulatory requirements.
It is our goal for the Bank’s capital ratios to exceed the minimum levels for “well-capitalized” status. At June 30, 2009, the total risk based capital ratio for the Bank was less than the amount required for “well capitalized” status. The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	June 30,	December 31,
	Requirements	Capitalized	2009	2008

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	10.42%	9.75%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	8.58%	7.68%
Tier 1 Capital (to Average Assets)	4.00%	N/A	6.48%	6.41%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	9.84%	10.07%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	8.56%	8.81%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	6.47%	7.37%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
The unfavorable economic conditions that have existed since 2007 continued to significantly impact the banking industry and our performance during the second quarter of 2009 as seen by continued lower levels of core earnings, pressure on operating earnings, changes in liquidity and declining credit quality.
The financial results for the second quarter of 2009 reflected in this report differ from those that we reported on July 31, 2009, due to developments affecting the issuer of one of the trust preferred securities in our investment portfolio. After we had reported our results for the second quarter, the issuer reported the termination of an agreement with investors for a previously-announced equity investment. This development caused us to conclude that the unrealized loss on the security represented and other-than-temporary impairment. Accordingly, we increased the other-than-temporary impairment, or OTTI, charges on investment securities for the second quarter of 2009 by $5,656 from the amount in our second quarter earnings release. The increased impairment charges also increased the after tax loss by $5,656 to $49,603, or ($2.39) per share from the amount in our second quarter earnings release.
During the second quarter of 2009, we experienced an increase in non-performing assets of $2,637, or 1.3%, a lower rate of increase than we have experienced in recent quarters, as well as the lowest level of delinquencies we have had since September 2007. Our provision for loan losses increased 3.6% from the first quarter of 2009 to $32,536, while our net charge-offs were $28,752. Our allowance for loan losses increased, as a percentage to both total and non-performing loans. Our credit quality continued to significantly impact our operations in the areas of lower net interest income, a higher provision for loan losses and higher non-interest expense as a result of loan, collection and legal expense. Our focus continues to be on managing our credit, liquidity and capital positions.
During the first quarter of 2009, we invested $40,000 of the funds received from the Treasury Department’s Capital Purchase Program or CPP, into our subsidiary, Integra Bank N.A., or the Bank. This additional capital positively impacted the Bank’s capital ratios and provided additional liquidity to the Bank. During the second quarter of 2009, we made an additional capital contribution into the Bank of $5,000 using the CPP funds. In July 2009, we made an additional $7,900 capital contribution.
On May 4, 2009, we announced the appointment of Michael J. Alley as our Interim Chairman and Chief Executive Officer and that an outside firm had been hired to institute a search process for a permanent CEO.
On May 20, 2009, the Bank entered into a formal written agreement with the Office of the Comptroller of the Currency (the “OCC”). Pursuant to the agreement, the Bank agreed to undertake certain actions within designated timeframes and operate in compliance with the agreement’s provisions during its term. The agreement is based on the results of an annual examination of the Bank by the OCC.
The agreement generally provides for the development and implementation of actions to reduce the Bank’s level of criticized assets and improve earnings. The agreement requires the Bank’s Board of Directors to act or cause actions to be taken with respect to six areas:
•	developing and implementing a staffing plan for the loan work-out department;
•	adopting, implementing and adhering to a written program to reduce criticized assets;
•	conducting robust guarantor analyses for certain commercial and industrial loans and commercial real estate loans;
•	enhancing the loan management information system to allow for split classifications for portions of single credits;

•	establishing a process to identify and correct the root causes of untimely identification of problem credits by relationship managers; and
•	revising and maintaining a comprehensive liquidity risk management program which assesses the Bank’s current and projected funding needs.
The Bank is required to submit written progress reports on a quarterly basis to the OCC.
On June 26, 2009, we announced the completion of an initiative designed to improve profitability, efficiency and productivity. The initiative is expected to reduce future non-interest expense by over $8,000 and improve future non-interest income by nearly $3,000 on an annualized basis. The expense reduction included a reduction in work force which was substantially completed during the second quarter.
The net loss available for common shareholders for the second quarter of 2009 was $(49,603), or $(2.39) per share, compared to $(28,474), or $(1.37) per share, for the first quarter of 2009 and $(899) or $(0.04) per share during the second quarter of 2008. The provision for loan losses was $32,536, while net-charge-offs totaled $28,752, or 4.80% of total loans on an annualized basis.
The allowance to total loans increased 26 basis points during the second quarter of 2009 to 3.50% at June 30, 2009, while the allowance to non-performing loans increased from 41.5% to 45.1%. Non-performing loans decreased to $182,413, or 7.76% of total loans, compared to $189,214, or 7.80% at March 31, 2009 and $150,899, or 6.06% of total loans at December 31, 2008. Other real estate owned increased $9,438 during the quarter, bringing total non-performing assets to $211,699 at June 30, 2009. Total non-performing assets increased $2,637, or 1.3% during the second quarter of 2009.
Net interest income was $16,774 for the second quarter of 2009, compared to $25,166 for the second quarter of 2008 and $17,483 for the first quarter of 2009. The net interest margin was 2.34%, compared to 3.43% for the second quarter of 2008 and 2.39% for the first quarter of 2009. Liability costs declined 10 basis points during the quarter, while earning asset yields declined 9 basis points. The decline in earning asset yields and liability costs was in part driven by the impact of the short end of the yield curve, actions we took to improve liquidity and the increase in non-accrual loans. The decline in net interest income was also driven by lower levels of earning assets.
Non-interest income was $(10,984) for the second quarter of 2009, compared to $3,012 for the second quarter of 2008 and $5,492 for the first quarter of 2009. The second quarter of 2009 included OTTI charges of $20,314 and gains from sales of securities of $1,479. During the second quarter of 2009, we targeted and sold securities with a gain and used part of the proceeds to repay higher rate debt. The second quarter of 2009 also included a $1,407 reduction to non-interest income for a non-tax deductible mark-to-market adjustment for the warrant. The Treasury Warrant was reflected as a liability at March 31, 2009, because it was not fully exercisable at the time of issuance. In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of the shares underlying the Treasury Warrant, at which point we began accounting for the Treasury Warrant as equity, in accordance with Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The second quarter fair value adjustment reflects the change in value of the Treasury Warrant from March 31, 2009 through the date it was reclassified to equity. The first quarter of 2009 included gains on the sale of five banking centers of $2,549 and other than temporary securities impairment of $1,170, as well as a $4,738 reduction to non-interest income for a mark-to-market adjustment for the Treasury Warrant. Deposit service charges increased $622 during the second quarter of 2009 from the first quarter of 2009, while debit card interchange increased $116. Bank owned life insurance income declined $295, primarily due to a first quarter death benefit that was received.
Non-interest expense was $29,169 for the second quarter of 2009, compared to $24,177 for the second quarter of 2008 and $29,473 for the first quarter of 2009. The net reduction in expense during the second quarter of 2009 compared to the first quarter included declines in loan expense of $2,765, employee benefits of $1,046, other real estate owned expense of $795, low income housing partnership losses of $217, and occupancy expenses of $203. These decreases were partially offset by increases in FDIC insurance of $2,055, debt prepayment penalties of $1,511, professional fees of $327 and severance of $421.
The income tax benefit for the second quarter of 2009 was $7,451, and included an increase in our income tax valuation allowance of $13,489.
Total assets decreased $209,271 during the second quarter of 2009. During the second quarter, we sold $62,789 of securities for a gain of $1,465 and repaid repurchase agreements of $20,000 prior to their maturity, incurring prepayment penalties of $1,511. These actions reduced our reliance on wholesale funding sources, reduced our risk weighted assets and improved our capital ratios. The remaining decline in total assets was driven by additional cash flows from paydowns of securities available for sale of $37,743, commercial loans of $61,582 and cash and due from banks of $41,510, partially offset by purchases of U.S. Treasury securities we classified as trading of $19,980. We used the funds generated from these sources to decrease brokered deposits by $54,955, public funds time deposits by $53,222, repurchase agreements by $31,123 and money market by $27,639, borrowings under the Term Auction Facility, or TAF, of $25,000, retail certificates of deposit of $24,291 and non-interest bearing deposits by $21,036. These decreases were partially offset by an increase in savings balances of $84,679. We have continued to carry a higher than normal amount of short-term liquid funds, which improves our liquidity position, but has a negative impact on our net interest margin and earnings.

Commercial loan average balances decreased $26,714 in the second quarter of 2009, or 5.8% on an annualized basis. This included declines in construction land and development loan balances of $84,202 and commercial and industrial of $18,075, partially offset by an increase in commercial real estate loans of $75,564. The shift out of construction and land development loans to commercial real estate loans reflects the completion of construction for several of the projects securing these loans, net of payoffs and paydowns. Low cost deposit average balances increased $89,626 during the second quarter of 2009 to $1,001,952.
At June 30, 2009, the Bank’s and holding company’s regulatory capital ratios were above the regulatory minimum requirements. The reclassification of the Treasury Warrant described above from liabilities to equity in April 2009 increased our consolidated capital ratios, but had no impact on the Bank.
Our plan for the remainder of 2009 includes the following key priorities:
•	Improving our regulatory capital and tangible capital levels;
•	stabilizing and then improving our credit profile (as measured by non-performing assets);
•	returning to profitability;
•	growing core deposits faster than loans; and
•	improving our efficiency, primarily through execution of our profit improvement program and ongoing expense management.
CRITICAL ACCOUNTING POLICIES
On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the guidance for determining OTTI on debt securities. We adopted this FSP effective April 1, 2009, and reversed $1,250 for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $778, net of tax of $472, as of April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the period was $20,314. The amount of OTTI that would have been recognized in income for the period under prior guidance would have been $19,164.
There have been no other changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.
NET INTEREST INCOME
Net interest income decreased $8,392, or 33.3%, to $16,774 for the three months ended June 30, 2009, from $25,166 for the three months ended June 30, 2008, and $14,427, or 29.6%, to $34,257 for the six months ended June 30, 2009, from $48,684 for June 30, 2008. The net interest margin for the three months ended June 30, 2009, was 2.34% compared to 3.43% for the same three months of 2008, while the margin for the six months ended June 30, 2009, was 2.37%, as compared to 3.32% for the six months ended June 30, 2008. The yield on earning assets decreased 146 basis points to 4.38% for the second quarter of 2009, compared to the same quarter in 2008, while the cost of interest-bearing liabilities decreased 61 basis points to 2.06%.
The primary components of the changes in margin and net interest income to the second quarter of 2009 as compared to the second quarter of 2008 were as follows:
•
Average loan yields decreased 176 basis points to 4.23% for the quarter ended June 30, 2009, from 5.99% in the quarter ended June 30, 2008, led by a decrease in commercial loan yields, including loan fees of 208 basis points to 3.61%. Commercial loan yields fell as loans repriced in response to declines in prime and LIBOR. At June 30, 2009, approximately 39% of our variable rate loans are tied to prime, 51% to LIBOR and 10% to other floating rate indices. During the twelve months ended June 30, 2009, the national prime lending rate declined 175 basis points, while one and three month LIBOR declined 216 and 220 basis points, respectively. Approximately 69% of our loans were variable rate at June 30, 2009. Commercial loan yields also declined in large part because of the increase in non-performing loans we experienced during the past four quarters. The impact of total non-performing assets on the net interest margin has increased since early 2008, and was 42 basis points for the second quarter of 2009.

•
Changes in our earning asset mix adversely impacted both the net interest margin and net interest income. Total average commercial loan balances increased $109,251, or 6.4% from the year ago quarter, while the average balance of higher yielding residential mortgage loan balances decreased $67,881, or 27.1%, as did the average balance of higher yielding securities, which decreased $86,012, or 14.3%. The higher percentage of commercial loans positively impacted our net interest margin for the first part of 2008, but has negatively impacted it since then reflecting the declines in prime and LIBOR rates and higher average balances of non-accrual loans. Total commercial loan average balances represented 61.2% of total earning assets in the second quarter of 2009, up from 56.4% for the second quarter of 2008. The 208 basis point decline in commercial loan yields for the second quarter of 2009 outpaced declines in more stable residential mortgage loans and securities yields of 61 and 14 basis points, respectively. We took steps to increase our liquidity and as a result, average cash and due from bank balances increased by $300,364. The increase in these cash reserves also had a negative impact on the net interest margin.

•
The decline in interest rates throughout the second half of 2008 and the first six months of 2009 resulted in lower liabilities costs. The average rate paid on interest bearing liabilities was 2.06% for the second quarter of 2009, a 61 basis point decline from the second quarter of 2008. Time deposit rates declined 76 basis points and money market rates declined 70 basis points. Savings deposit rates increased 70 basis points, leading to higher average balances. The average rate paid on sources of funds other than time and transaction deposits, which include repurchase agreements, Federal Home Loan Bank or FHLB advances and other sources, decreased from 2.95% to 2.02% for the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008. Changes in funding sources included TAF borrowings, which averaged $81,044 during the second quarter of 2009 compared to none during the second quarter of 2008, the borrowing we executed in the first quarter of 2009 of $50,000 under the FDIC’s Temporary Loan Guaranty Program, or TLGP, and increases in time deposits and savings average balances of $170,459 and $153,504. These increases were partially offset by declines in federal funds purchased of $80,245, FHLB advances of $77,518 and money market deposits of $54,143.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/
For Three Months Ended June 30,	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:

Short-term investments	$574	$174	121.50%	$6,408	$30	1.83%
Loans held for sale	10,493	127	4.86%	5,835	90	6.18%
Securities	517,244	6,296	4.87%	603,256	7,554	5.01%
Regulatory Stock	29,137	157	2.15%	29,181	409	5.61%
Loans	2,404,068	25,598	4.23%	2,377,745	35,832	5.99%

Total earning assets	2,961,516	$32,352	4.38%	3,022,425	$43,915	5.84%

Allowance for loan loss	(81,217)			(29,552)
Other non-earning assets	633,110			379,071

TOTAL ASSETS	$3,513,409			$3,371,944

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$708,583	$1,742	0.99%	$564,866	$1,194	0.85%
Money market accounts	336,338	1,169	1.39%	390,481	2,029	2.09%
Certificates of deposit and other time	1,237,139	8,848	2.87%	1,066,680	9,628	3.63%

Total interest-bearing deposits	2,282,060	11,759	2.07%	2,022,027	12,851	2.56%

Short-term borrowings	251,287	583	0.92%	346,565	1,955	2.23%
Long-term borrowings	388,201	2,683	2.73%	359,841	3,288	3.61%

Total interest-bearing liabilities	2,921,548	$15,025	2.06%	2,728,433	$18,094	2.67%

Non-interest bearing deposits	293,369			285,582
Other noninterest-bearing liabilities and shareholders’ equity	298,492			357,929

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,513,409			$3,371,944

Interest income/earning assets		$32,352	4.38%		$43,915	5.84%
Interest expense/earning assets		15,025	2.04%		18,094	2.41%

Net interest income/earning assets		$17,327	2.34%		$25,821	3.43%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $444 and $600 for 2009 and 2008, respectively
Federal tax equivalent adjustments on loans are $109 and $55 for 2009 and 2008, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/
For Six Months Ended June 30,	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:

Short-term investments	$535	$267	100.63%	$5,638	$68	2.42%
Loans held for sale	9,426	230	4.88%	6,226	193	6.20%
Securities	538,308	13,313	4.95%	623,386	16,053	5.15%
Regulatory Stock	29,146	678	4.65%	29,180	785	5.38%
Loans	2,429,947	51,659	4.24%	2,355,402	74,657	6.30%

Total earning assets	3,007,362	$66,147	4.43%	3,019,832	$91,756	6.10%

Allowance for loan loss	(74,077)			(28,791)
Other non-earning assets	573,656			381,863

TOTAL ASSETS	$3,506,941			$3,372,904

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$663,916	$3,107	0.94%	$550,495	$2,440	0.89%
Money market accounts	331,346	2,346	1.43%	391,185	4,806	2.47%
Certificates of deposit and other time	1,255,841	18,493	2.97%	1,097,276	21,997	4.03%

Total interest-bearing deposits	2,251,103	23,946	2.15%	2,038,956	29,243	2.88%

Short-term borrowings	306,671	1,346	0.87%	304,376	4,121	2.68%
Long-term borrowings	371,382	5,393	2.89%	387,887	8,303	4.23%

Total interest-bearing liabilities	2,929,156	$30,685	1.98%	2,731,219	$41,667	3.07%

Non-interest bearing deposits	293,471			279,196
Other noninterest-bearing liabilities and shareholders’ equity	284,314			362,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,506,941			$3,372,904

Interest income/earning assets		$66,147	4.43%		$91,756	6.10%
Interest expense/earning assets		30,685	2.06%		41,667	2.78%

Net interest income/earning assets		$35,462	2.37%		$50,089	3.32%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $987 and $1,307 for 2009 and 2008, respectively
Federal tax equivalent adjustments on loans are $218 and $98 for 2009 and 2008, respectively.
NON-INTEREST INCOME
Non-interest income declined $13,996 to $(10,984) for the quarter ended June 30, 2009, compared to $3,012 from the second quarter of 2008. Major contributors to the decrease in non-interest income from the second quarter of 2008 to the second quarter of 2009 are as follows:
•
An OTTI charge of $20,314 was taken during the second quarter of 2009 on six securities, compared to a charge of $6,302 taken during the second quarter of 2008 on two securities. This is discussed in more detail in the financial statements included in this document, specifically Note 3. A gain on sale of securities of $1,479 partially offset the impairment charge.

•
A $1,407 reduction to non-interest income reflects a non-tax deductible mark-to-market adjustment for the Treasury Warrant. The Treasury Warrant was reflected as a liability at March 31, 2009, because it was not fully exercisable at the time of issuance. In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of the shares underlying the Treasury Warrant, at which point we began accounting for the Treasury Warrant as equity, in accordance with Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The second quarter fair value adjustment reflects the change in value of the Treasury Warrant from March 31, 2009, through the date it was reclassified to equity.

•	Losses on free standing derivatives of $369 occurred during the second quarter of 2008, compared to none during the second quarter of 2009.
•
The second quarter of 2009 included trading gains of $235, compared to none during the second quarter of 2008. The gains reflected the increase in value of U.S. Treasury securities purchased during June 2009.

•	Annuity income decreased $252 from the year ago quarter, reflecting a change in customer preferences.
•	Bank owned life insurance income declined $181 and resulted from lower crediting rates.
Deposit service charges for the second quarter of 2009 were $5,035, a $24 or 0.5% decline from the second quarter of 2008. Debit card interchange fees of $1,373 were $3, or 0.2%, less than the second quarter of 2008.
Non-interest income for the six months ended June 30, 2009, was $(5,492), a decrease of $19,238 from the six months ended June 30, 2008. The primary components of the difference include the fair value adjustment on the Treasury Warrant of $6,145, an increase in OTTI charges of $15,182 and declines in annuity income and deposit service charges of $575 and $310, partially offset by gains on the sale of five banking offices during the first quarter of 2009 of $2,549 and gains on the sale of securities of $1,479.
NON-INTEREST EXPENSE
Non-interest expense increased $4,992, or 20.6%, to $29,169 for the quarter ended June 30, 2009, compared to $24,177 for the second quarter of 2008. Major contributors to the increase in non-interest expense from the second quarter of 2008 to the second quarter of 2009 are as follows:
•
FDIC insurance premiums increased $2,929 to $3,005 for three reasons. Rates charged by the FDIC during the first quarter of 2009 increased, our insured deposit balances increased, our one-time credit was fully utilized during the first quarter of 2009 and a special 5 basis point assessment totaling $1,623 was expensed during the second quarter of 2009.

•
Loan and other real estate owned expenses increased $1,458 to $1,888, consisting of increases in loan collection costs of $527, other real estate owned related costs of $600 and $158 of other real estate owned write-downs. The primary component of the loan collection and real estate owned collection costs are the accrual of real estate taxes for properties we own or for properties securing non-performing loans.

•
During the second quarter of 2009, we incurred debt prepayment penalties of $1,511. The penalties were incurred when we repaid a $20,000 structured repurchase agreement prior to maturity. The rate on this agreement was set to convert to 4.83% in August 2009. The repurchase agreement was repaid simultaneously with the sale of mortgage backed securities that yielded a gain of $1,465.

•	Professional fees increased $740, or 56.2%, consisting of higher legal fees of $226 and consulting fees of $395.
A decline in personnel expense of $885, or 7.1%, partially offset these increases and consists of lower 401(k) expense of $307, post retirement expense of $298, salaries of $244, deferred compensation of $185, incentives and commissions of $176 and stock based compensation of $229, partially offset by severance of $570 and slightly higher deferred personnel costs of $161. This reduction was in part due to the sale of five banking centers during the first quarter of 2009, for which personnel expense totaled $193 during the second quarter of 2008. The severance costs were incurred in connection with a reduction in work force that occurred during the second quarter of 2009 as part of our profit improvement program. During the first quarter of 2009, we did not approve any normal merit increases for employees and suspended our 401(k) match in an effort to control personnel expense. The average number of full time equivalent employees for the second quarter of 2009 was 812 compared to 869 for the second quarter of 2008.
A decline in low income housing expenses of $250, or 34.6%, also partially offset the above increases in expense.
Non-interest expense for the six months ended June 30, 2009, was $58,642, an increase of $10,344, or 21.4% from the six months ended June 30, 2008. The primary components of the difference include higher loan and other real estate owned expenses of $6,454, FDIC insurance of $3,801, debt prepayment penalties of $1,511 and professional fees of $1,252. These increases were partially offset by a decrease in personnel expense of $1,204. The decrease in personnel expense consists of decreases in incentives and commissions of $809, 401(k) expense of $396, post retirement expense of $365 and deferred compensation of $190, partially offset by increases in deferred personnel costs of $327 and severance of $720.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) was $(7,451) and $(17,282) for the three months and six months ended June 30, 2009, respectively, compared to $(1,103) and $421 for the same period in 2008.
The effective tax rate for the second quarter of 2009 was 13.3%, compared to 25.9% for the first quarter. The tax benefit for the second quarter of 2009 is a result of the net loss, the impact of low income housing tax credits and tax free loan, municipal security and bank-owned life insurance income, partially offset by an increase in our income tax valuation allowance of $13,489.
FINANCIAL POSITION
Total assets at June 30, 2009, were $3,346,262, compared to $3,357,100 at December 31, 2008.
SECURITIES
The securities portfolio represents our second largest earning asset after commercial loans and serves as a source of liquidity. Investment securities available for sale were $426,059 at June 30, 2009, compared to $561,739 at December 31, 2008, and are recorded at their fair values. The fair value of securities available for sale on June 30, 2009, was $2,741 lower than the amortized cost, as compared to $12,914 lower at December 31, 2008.
In June 2009, we purchased three U.S. Treasury securities and classified them as trading. The value of these securities was $19,980 at June 30, 2009. During the second quarter of 2009, we recorded trading income of $235 to reflect the increase in value of those securities since they were purchased. We also reclassified $1,594 of trust preferred securities from available for sale to trading at June 30, 2009.
Note 3 to the financial statements included in this report provides information about our processes for determining OTTI.
REGULATORY STOCK
Regulatory stock includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and FHLB stock. From time-to-time, we purchase or sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. The balance of regulatory stock was $29,137 at June 30, 2009, compared to $29,155 at December 31, 2008.
LOANS HELD FOR SALE
Loans held for sale represent less than 1% of total assets and increased to $10,535 at June 30, 2009, from $5,776 at December 31, 2008. Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.
LOANS
Loans, net of unearned income, at June 30, 2009, totaled $2,349,472 compared to $2,490,243 at year-end 2008, reflecting a decrease of $140,771, or 5.7%. The decrease was driven primarily by decreases in construction and land development loans of $167,624, commercial, industrial and agricultural loans of $52,230, residential mortgage loans of $45,437, consumer loans of $12,018, partially offset by an increase in commercial real estate mortgage loans of $136,114. The shift out of construction and land development loans to commercial real estate loans reflects the completion of construction for several of the projects securing these loans, net of payoffs and paydowns.
Residential mortgage loan average balances declined 30.7% on an annualized basis and are expected to continue to decline during the remainder of 2009 because we sell substantially all originations to a private label provider on a servicing released basis. We evaluate our counterparty risk with this provider on a quarterly basis by evaluating their financial results and the potential impact to our relationship with them of any declines in financial performance. If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products. The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio. Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.

Home equity lines of credit, or HELOC loan average balances decreased $1,240, or 1.5% annualized from 2008. HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence. The decrease came in the first quarter of 2009, as second quarter average balances increased $107.
The average balance of indirect consumer loans declined $4,981, or 13.0% annualized during the second quarter of 2009, as expected, since we exited this line of business in December 2006. These loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets. Indirect loans at June 30, 2009, were $69,612 compared to $79,128 at December 31, 2008.
Commercial loan average balances for the second quarter of 2009 decreased $26,714, or 5.8% annualized from the first quarter of 2009. The decrease in commercial loan average balances during the second quarter of 2009 included decreases in construction and land development loans of $84,202, offset by an increase in commercial real estate, or CRE loans of $75,564. The shift out of construction and land development loans to CRE loans reflects the completion of construction for several of the projects securing these loans, net of payoffs and paydowns. Commercial and industrial, or C&I loan average balances decreased $18,075 or 13.7% annualized during the second quarter of 2009.
We manage our non-owner occupied CRE portfolio through three areas. The balance of that portfolio was $1,052,607 at June 30, 2009, with $711,869 managed by our CRE group headquartered in the Cincinnati, Ohio area, $250,677 managed by our Chicago region, and $90,061 managed in our other markets. Our largest property-type concentration is in retail projects at $267,825, or 25.4%, of the total non-owned occupied CRE portfolio, which includes direct loans or participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers such as Walgreens, Sherwin Williams and Advance Auto Parts and for regional shopping centers with national and regional tenants. Our second largest concentration is multifamily at $211,174, or 20.1%, of that portfolio. Our third largest concentration is for land acquisition and development at $159,387, or 15.1% of the total, which represents both commercial development and residential development. Finally, our fourth largest concentration at $122,761, or 11.7%, is to the single-family residential and construction category, 67.5% of which is in the Chicago area. No other category exceeds 8% of our non-owned occupied CRE portfolio.
Of the total non-owner occupied CRE portfolio, 45.5%, or $479,019 is classified as construction. At June 30, 2009, $785,264, or 74.6%, of the non-owned occupied CRE portfolio is located in our core market states of Indiana, Kentucky, Illinois and Ohio. The three largest concentrations outside of our core market states are $64,936, or 6.2%, located in Florida, $28,946, or 2.8%, located in Georgia and $27,223, or 2.6%, located in Nevada. Non-owner occupied CRE non-performing loans in our core market states of Indiana, Kentucky, Illinois and Ohio totaled $139,873 at June 30, 2009, with another $4,680 located in Florida, $3,636 located in North Carolina and none in Nevada. A total of $8,099 of our non-performing CRE loans at June 30, 2009 were located in South Carolina, in which we had $9,232 of loans outstanding. The majority of projects located outside of Indiana, Kentucky, Illinois and Ohio are with developers located in or with a major presence in our four-state area that have developed or are developing properties in other states. We do not provide non-recourse financing.
The growth in our CRE portfolio, coupled with the planned decline in our indirect consumer and residential mortgage loan portfolio, has increased the level of our concentration risk. The balance in our non-owner occupied CRE portfolio was $1,052,607, or 44.8% of the total loan portfolio at June 30, 2009, compared to $1,091,499, or 43.8% of the total loan portfolio at December 31, 2008.
We require a higher level of approval authority for larger relationships. Any new relationship in excess of $10,000 specifically requires the approval of the Chief Executive Officer and the Chief Credit and Risk Officer. During the second quarter of 2009, we did not add any new relationships with commitments in excess of $10,000.
The growth in our CRE portfolio from 2007 to 2009 is attributable, in part, to the disruption of the permanent financing market, which has made it more difficult for borrowers to refinance completed and stabilized projects on a permanent basis. During the third quarter of 2008, we discontinued pursuing new CRE opportunities, regardless of property type. Our CRE balances continued to grow during the first quarter of 2009, as we funded against committed credit facilities, although the rate of growth declined significantly from 2008 and 2007 growth rates. During the second quarter of 2009, the CRE portfolio declined, as paydowns, payoffs and charge-offs outpaced additional fundings.
During the second quarter of 2009, we offered a discount to many of our CRE customers in exchange for early repayment. We did this to reduce our concentration risk, which in turn reduces our credit risk and improves our regulatory capital ratios. The discounts are reflected as charge-offs at the time the payments are received. The provision for loan loss recorded as payments are received is the difference between the discount given and the reserves for those credits already included in the allowance for loan losses.
Net charge-offs for this program totaled $896 during the second quarter of 2009, while payoffs or paydowns totaled $16,665. At June 30, 2009, we had additional outstanding offers to provide discounts in exchange for early CRE loan payoffs. The amount of payoffs related to those offers totaled $35,986, while the discounts offered totaled $2,135.
As opportunities arise, we will continue to take measures to reduce the size of our CRE loan portfolio.

Loan balances managed by our CRE group were $785,334 at June 30, 2009, compared to $775,812 at December 31, 2008. This included growth, net of payoffs of $17,086, and charge-offs of $7,564. Non-performing loans for this portfolio were $55,580, compared to $40,437 at December 31, 2008, while past due loans were 0.80% of total loans, up from 0.41% at December 31, 2008.
Loan balances in Chicago were $324,708 at June 30, 2009, compared to $351,749 at December 31, 2008. This included growth, net of loan payoffs of $29,857, and net charge-offs of $14,070. Non-performing loans for this portfolio were $112,448, compared to $83,125 at December 31, 2008, while past due loans were 2.07% of total loans, down from 12.82% at December 31, 2008.
Loans delinquent 30-89 days were $19,892, or 0.85% of total loans at June 30, 2009, which was the lowest level since September 2007 and represented decreases of $45,053 from December 31, 2008, and $18,598 from March 31, 2009. Delinquent loans include $12,364 of CRE loans, or 0.97% of that portfolio, $3,095 of C&I loans, or 0.63% of that portfolio, $1,032 of residential mortgage loans, or 0.59% of that portfolio, and $3,401 of consumer and HELOC loans, or 0.83% of that portfolio.
The delinquency levels we have experienced for loans from the Chicago region since 2008 reflect the downturn in the Chicago real estate market. Our Chicago delinquencies improved at June 30, 2009, to $6,710, compared to $15,137 at March 31, 2009, which is the lowest level for that portfolio since April 2007, when we acquired the Chicago region. The improvement reflects greater attention managing delinquent accounts, as well as, the reclassification of delinquent loans to nonaccrual status. We expect that delinquency levels in Chicago will continue to be an area of risk and could increase until that market improves.
In addition to difficulties in our Chicago portfolio, we expect that potential difficulties in our CRE group will continue to be an area of risk. We have seen deterioration in that portfolio in the residential development and construction area and, to a lesser extent, in the retail construction and development area. As the unemployment rate rises and consumer spending slows, the retail sector has experienced increasing pressure. We continue to watch this portfolio very closely and are conducting periodic portfolio reviews. In addition, as described earlier, we have offered a discount to many of our CRE customers in exchange for early repayment in order to further reduce the size of our CRE portfolio.
LOAN PORTFOLIO

	June 30,	December 31,
	2009	2008
Commercial, industrial and agricultural loans	$696,216	$748,446
Economic development loans and other obligations of state and political subdivisions	26,087	24,502
Lease financing	5,476	5,397

Total commercial	727,779	778,345
Commercial real estate
Commercial mortgages	572,450	436,336
Construction and development	473,836	641,460

Total commercial real estate	1,046,286	1,077,796

Residential mortgages	263,960	309,397
Home equity	170,001	171,241
Consumer loans	141,446	153,464

Total loans	$2,349,472	$2,490,243

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

The allowance for loan losses was $82,309 at June 30, 2009, representing 3.50% of total loans, compared with $64,437 at December 31, 2008, or 2.59% of total loans and $78,525 at March 31, 2009, or 3.24% of total loans. The allowance for loan losses to non-performing loans ratio was 45.1%, compared to 42.7% at December 31, 2008 and 41.5% at March 31, 2009. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination. At June 30, 2009, we believe that our allowance appropriately considers the expected loss in our loan portfolio. The provision for loan losses was $32,536 for the three months ended June 30, 2009 and $63,930 for the six months ended June 30, 2009, compared to $6,003 and $9,637 for the three and six months ended June 30, 2008.
The provision of $32,536 exceeded net charge-offs of $28,752 by $3,784 during the second quarter of 2009. Annualized net charge-offs to average loans were 4.80% for the quarter, compared to 0.48% for the second quarter of 2008. Net charge-offs during the second quarter of 2009 included $17,666 of C&I loans, of which $17,000 was for one loan which is discussed further below, $9,220 of CRE loans, of which $8,288 was for non-owner occupied real estate secured loans and $896 was from the previously mentioned discount program, $552 of HELOC loans, $504 for residential mortgage loans and $483 of indirect consumer loan loans, while the remaining $327 came from various other loan categories. Charge-offs from the Chicago commercial portfolio totaled $6,440, while net charge-offs from the CRE group’s loan portfolio totaled $2,364.
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning Balance	$78,525	$28,590	$64,437	$27,261
Loans charged off	(29,194)	(3,128)	(46,830)	(5,882)
Recoveries	442	315	772	764
Provision for loan losses	32,536	6,003	63,930	9,637

Ending Balance	$82,309	$31,780	$82,309	$31,780

Percent of total loans	3.50%	1.32%	3.50%	1.32%

Annualized % of average loans:
Net charge-offs	4.80%	0.48%	3.82%	0.44%
Provision for loan losses	5.43%	1.02%	5.31%	0.82%
As previously disclosed, we extended a $17,500 secured line of credit to Peoples Community Bancorp, Inc. of Cincinnati, Ohio, (Peoples), which matured on June 30, 2008. The line of credit was secured by a pledge of all of the outstanding stock of Peoples’ savings association subsidiary. Subsequent to the origination of the loan, Peoples’ primary federal regulator prohibited its savings association subsidiary from paying cash dividends to the holding company without prior consent of such regulator. Due to the uncertainty of these circumstances, we placed the line of credit in nonaccrual status at December 31, 2008, and established a specific reserve for this credit in our allowance for loan losses.
On May 18, 2009, the Bank consented to a proposed sale of certain assets and assumption of liabilities of People’s thrift subsidiary. Given the uncertainty involved with receiving additional payments, during the second quarter of 2009 we charged off the $17,000 balance. On July 31, 2009, Peoples’ primary regulator declared its savings association subsidiary insolvent, and appointed the Federal Deposit Insurance Corporation as receiver, which sold the assets and transferred the deposits of the subsidiary to an unrelated third party.
Our largest non-performing relationship of $12,568 is with a builder in the Chicago area. This relationship consists of multiple properties, including for-sale residential units, rental units and residential lots. The borrower is cooperative and we are working with him to reduce the level of his exposure. The second largest relationship with a commitment of $10,000 and an outstanding balance of $6,592 is a participation in a large construction loan for a mixed-used retail and office development in the Cincinnati, Ohio area. This project has been plagued by significant cost overruns and construction has been halted. The bank group is working with the developer and guarantors to restructure the loan with additional equity in order to resume construction. The third largest nonperforming relationship is with a Louisville, Kentucky-area builder. The largest piece of this relationship is secured by a condominium project near Hilton Head, South Carolina. The outstanding balance of this loan, after a charge-off of $1,486, was $8,099 at June 30, 2009, while the total amount of all outstanding loans to this borrower was $9,364. We are pursuing collection of this loan. The fourth largest non-performing relationship with a balance of $5,946 is secured by multiple properties in the Chicago area.

The majority of the remainder of our commercial non-performing loans is secured by one or more residential properties in the Chicago area, typically at an 80% or less loan to value ratio at inception. The Chicago residential real estate market continues to experience low levels of sales activity and declines in housing prices. The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 26.6% from the peak of the index in September 2006 to the most recent index for May 2009, as published in July 2009. The index for May showed a slight increase from the index for April, which represents the first month the index increased since June 2008. The Zillow index for the first quarter of 2009 shows a decline of 21.1% from its peak during the second quarter of 2006. On a year-over-year basis, the Zillow index shows a decline of 14.2% for all homes, with a 14.5% decline for single family housing and a 12.7% decline for condominiums. Information gained by us by reviewing new appraisals for existing loans has been consistent generally with the declines indicated by the Case-Schiller and Zillow indices. Should sales levels and values in Chicago not improve further in 2009, it is likely that we would experience further deterioration.
Impaired loans totaled $168,682 at June 30, 2009, compared to $142,496 at December 31, 2008. A total of $126,496 of impaired loans at June 30, 2009, had a related allowance for loan loss, compared to $141,301 at December 31, 2008. The allowance for loan losses for impaired loans included in the allowance for loan losses was $31,251 at June 30, 2009, compared to $24,561 at December 31, 2008.
Other real estate owned increased to $29,286 at June 30, 2009, compared to $19,396 at December 31, 2008, again, due largely to our CRE portfolio. The ratio of non-performing assets to total loans and other real estate owned increased to 8.90% at June 30, 2009, compared to 6.79% at year end 2008 and 8.55% at March 31, 2009. Approximately 62.9%, or $133,212, of our total non-performing assets are in our Chicago region and 29.3%, or $62,081, are in our CRE group. These assets represent approximately 39% of the total loans and other real estate owned in our Chicago region and almost 8% of our total loans and other real estate owned in our CRE group.
Total non-performing loans at June 30, 2009, consisting of non-accrual and loans 90 days or more past due, were $182,413, an increase of $31,514 from December 31, 2008 and a decrease of $6,801 from March 31, 2009. Non-performing loans were 7.76% of total loans, compared to 6.06% at December 31, 2008 and 7.80% at March 31, 2009. Of the non-performing loans, $165,874 are in our commercial real estate portfolio and $8,871 are commercial and industrial, while the balance consists of homogenous 1-4 family residential and industrial and consumer loans.
Our residential builder business is located primarily in Chicago and within our CRE group. Total non-performing CRE loans at June 30, 2009, totaled $165,874, of which $128,895 was for residential real estate related projects. Of this total, $97,840 was from Chicago and $29,045 from our CRE line of business. The Chicago non-owner occupied commercial real estate portfolio had commitments of $256,729 and outstanding balances of $250,677 at June 30, 2009. The Chicago portfolio made up 62% and 63% of our total non-performing loans and non-performing assets at June 30, 2009. Non-owner occupied real estate within the CRE line of business had commitments of $854,531 and outstanding balances of $711,869 at June 30, 2009. This portfolio made up 31% and 29% of our total non-performing loans and non-performing assets at June 30, 2009. Chicago and the CRE group make up 13.1% and 33.4% of total outstanding loans.
Given the continued economic downturn, we continuously improve our credit management processes by taking various actions, including the following:
•
We continue to obtain new appraisals on properties securing our Chicago area non-performing loans and have used those appraisals to help determine the need for and amount of specific reserves within the allowance for loan losses. In addition, we are continuing to order new or updated appraisals for any CRE loans as warranted.

•	We reorganized our Chicago staff and have dedicated additional resources to reducing the Chicago portfolio.
•	We shifted the credit analysis effort for our Chicago portfolio from Chicago to our centralized Business Service Center in Evansville.
•
We discontinued pursuing new CRE opportunities, regardless of property type, starting in the third quarter of 2008. In addition, we offered a discount to many of our commercial real estate customers in exchange for early repayment in an effort to reduce our commercial real estate balances.

•
We instituted a new portfolio review process in which relationship managers are required to present selected loans in their portfolio to credit administration and executive management. The loans to be presented are selected by credit administration based upon a number of factors, including the size and age of the loan, product type, industry type and delinquency. The frequency of these reviews depends upon the portfolio with reviews of the commercial real estate portfolio conducted most frequently.

•	We implemented other policy and process changes, including actions to reduce our concentration risk, as well as, tightening our loan underwriting and approval standards and processes.

Listed below is a comparison of non-performing assets.

	June 30,	December 31,
	2009	2008
Nonaccrual loans	$175,840	$150,002
90 days or more past due loans	6,573	897

Total non-performing loans	182,413	150,899
Other real estate owned	29,286	19,396

Total non-performing assets	$211,699	$170,295

Ratios:
Non-performing Loans to Loans	7.76%	6.06%
Non-performing Assets to Loans and Other Real Estate Owned	8.90%	6.79%
Allowance for Loan Losses to Non-performing Loans	45.12%	42.70%
DEPOSITS
Total deposits were $2,474,355 at June 30, 2009, compared to $2,340,192 at December 31, 2008, an increase of $134,163. During the first quarter of 2009, we sold five banking offices. The buyers of these offices assumed $50,796 of deposits in these transactions.
Average balances of deposits for the second quarter of 2009, as compared to the first quarter ended March 31, 2009, included increases in, savings accounts of $91,789 and money market accounts of $10,039. Decreases in brokered time deposits of $7,317, retail certificates of deposit of $30,294, interest checking accounts of $1,959 and non-interest bearing demand deposits of $204 partially offset these increases.
SHORT-TERM BORROWINGS
Short-term borrowings totaled $240,918 at June 30, 2009, a decrease of $174,088 from December 31, 2008. Short-term borrowings primarily include federal funds purchased (which are purchased from other financial institutions, generally on an overnight basis), securities sold under agreements to repurchase (which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service), short-term FHLB advances and term funds under the TAF. TAF borrowings were $75,000 at June 30, 2009, compared to $176,900 at December 31, 2008. The average balance of TAF borrowings was $81,044 during the second quarter of 2009, down from $179,521 during the first quarter.
At June 30, 2009, we had $345,000 available from unused, uncommitted federal funds lines, however in the current economic environment it is highly unlikely that we would be able to access these unsecured lines. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $613,037 as part of its liquidity contingency plan.
LONG-TERM BORROWINGS
Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, the FDIC guaranteed note issued under the TLGP, floating rate unsecured subordinated debt and trust preferred securities. Long-term borrowings increased to $372,212 at June 30, 2009, from $360,917 at December 31, 2008.
We continuously review our liability composition. Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.
CAPITAL EXPENDITURES
There are no material contractual commitments for future capital expenditures.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
We have obligations and commitments to make future payments under contracts. Our long-term borrowings represent FHLB advances with various terms and rates collateralized primarily by first mortgage loans and certain specifically assigned securities, securities sold under repurchase agreements, notes payable secured by equipment, subordinated debt and trust preferred securities. We are also committed under various operating leases for premises and equipment and our obligation to the United State Department of Treasury for the funds we received under the Capital Purchase Program.

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

	June 30,	December 31,
	2009	2008
Commitments to extend credit	$548,964	$684,245

Standby letters of credit	24,462	22,320

Non-reimbursable standby letters of credit and commitments	1,600	2,574
During the second quarter of 2009, we offered a discount to many of our commercial real estate customers in exchange for early repayment. This program was established to help us reduce our lending exposure to commercial real estate, which reduces our credit risk and improves our regulatory capital ratios. The discounts are reflected as charge-offs at the time the payments are received. The provision for loan loss recorded as payments are received is the difference between the discount given and the reserves for those credits already included in the allowance for loan losses. At June 30, 2009, we had additional outstanding offers to provide discounts in exchange for early commercial real estate loan payoffs. The amount of payoffs related to those offers totaled $35,986, while the discounts offered totaled $2,135.
There have been no other material changes in off-balance sheet arrangements and contractual obligations since December 31, 2008.
CAPITAL RESOURCES AND LIQUIDITY
We and the Bank have capital ratios that exceed all minimum regulatory requirements. The Bank’s capital ratios currently meet including the regulatory guidelines for “adequately capitalized” status. It is our goal for the Bank to increase its regulatory capital to levels which exceed the requirements for “well-capitalized” status. At June 30, 2009 the total risk based capital ratio for the Bank was 9.84%, 0.16% less than the amount necessary to be considered “well capitalized”. On July 30, 2009, we made an additional $7,900 capital contribution into the Bank. The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	June 30,	December 31,
	Requirements	Capitalized	2009	2008

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	10.42%	9.75%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	8.58%	7.68%
Tier 1 Capital (to Average Assets)	4.00%	N/A	6.48%	6.41%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	9.84%	10.07%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	8.56%	8.81%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	6.47%	7.37%
Given worsening economic conditions, in the third quarter of 2008, we reduced the quarterly dividend to one cent ($0.01) per share. As long as we are participating in the CPP, we will not be able to increase the quarterly dividend without the prior consent of the Treasury Department. The amount of cash dividends we pay directly affects our capital levels. We expect to build capital through earnings retention until there is clear improvement in the credit cycle and economy.
During the first quarter of 2009, we made a capital contribution of $40,000 into the Bank using the CPP funds. This additional capital positively impacted the Bank’s capital ratios and liquidity. We used approximately $17,500 of the CPP funds to pay off a line of credit, and invested the remainder in short-term liquid funds at March 31, 2009. We made additional capital contributions into the Bank during the second quarter of 2009 of $5,000 and in July 2009 of $7,900.

The first quarter of 2009 included a $4,738 reduction to non-interest income for a non-tax deductible mark to market adjustment for the Treasury Warrant. The Treasury Warrant was reflected as a liability because it was not fully exercisable at the time of issuance. In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of the shares underlying the Treasury Warrant, at which point we began accounting for the Treasury Warrant as equity, as prescribed by Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The value of the Treasury Warrant increased $1,407 in April 2009 prior to being transferred to equity. This resulted in $1,407 of expense in the second quarter. The transfer, in April 2009, of the value of the Treasury Warrant to equity improved the holding company’s capital ratios, but did not affect those of the Bank.
The banking industry is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At June 30, 2009 and December 31, 2008, we and the Bank exceeded the regulatory minimums and the Bank met the regulatory definition of “adequately capitalized”. Given the current uncertain environment for the Bank and the risks remaining in our loan and investment security portfolios, it is our intention for the Bank to increase its regulatory capital to levels in excess of those required for “well capitalized” status.
Our strategy for increasing regulatory capital at the Bank, include the following:
•	Reducing risk weighted assets through delevering through the sales of loans and securities;
•	Selling non core assets;
•	Improving our level of earnings;
•	Reducing CRE lending; and
•	Issuing new capital in an opportunistic basis.
There can be no assurance this strategy will be successful. If we are unable to improve the capital ratios of the Bank at the levels we deem prudent, through these actions then we may take further actions, including possibly eliminating our shareholder dividend.
Capital trust preferred securities currently qualify as Tier 1 capital for the parent holding company subject to limitations imposed by Federal Reserve guidelines.
During the first quarter of 2009, we sold three banking offices located in Georgetown and Lexington, Kentucky, and two banking offices in Lawrenceburg, Kentucky, for a total gain of $2,549.
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
For the Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. When these sources are not adequate, we may use funds from the TAF, brokered deposits, repurchase agreements or federal funds. We may also sell investment securities or utilize the Bank’s borrowing capacity with the FHLB and Federal Reserve Bank as alternative sources of liquidity. At June 30, 2009, federal funds sold and other short-term investments were $745. Additionally, at June 30, 2009, we had $345,000 available from unused, uncommitted Federal Funds lines, however in the current economic environment it is highly unlikely that we would be able to access these unsecured lines and in excess of $135,589 in unencumbered securities available for repurchase agreements or liquidation. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $613,037 as part of its liquidity contingency plan.

The financial markets remained stressed during the first and second quarters of 2009. In light of these conditions, we made the decision to significantly increase our cash position in each of those two quarters. Cash and due from banks totaled $312,233 at June 30, 2009, up from $62,354 at December 31, 2009. We increased use of the brokered certificate of deposit markets to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing pressure. We continued to use the TAF program as a source of short-term funding to assist with short-term liquidity needs. The Bank utilized the TLGP debt program and issued a $50,000 aggregate principal amount FDIC guaranteed note during the first quarter 2009. This senior unsecured note is due in 2012 and carries an interest rate of 2.625%.
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
Earnings at Risk (“EAR”). We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. Since March 31, 2009 we have used a simulation model to run immediate and parallel changes in interest rates from a base scenario using a static yield curve. Prior to that, implied forward rates were used for the base scenario. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the base scenario yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At June 30, 2009, we would experience a negative 6.62% change in EAR, if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 7.55% change in net interest income compared to a positive 10.43% change at March 31, 2009. Both scenarios are within the policy limits established by Board ALCO. Because downward parallel rate shocks have limited meaning in today’s historically low interest rate environment, we have chosen to use the impact from a downward 100 basis point rate shock to evaluate our risk. EAR in the downward 100 basis point scenario was negative 2.26% at June 30, 2009 versus a negative 5.72% at December 31, 2008 and a negative 4.36% at March 31, 2009. The variances in EAR from March 31 to June 30 resulted from a change in the deposit mix, growth in savings and a decline in term certificates of deposit, or CDs, along with the aging of the broker CD portfolio and other fixed term debt. Additional fixed rate broker CDs and term debt were added to the balance sheet in the first quarter of 2009. Although slightly less asset sensitive on June 30 than March 31, the balance sheet is still positioned to benefit from rising rates.

Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
June 30, 2009	-6.62%	-2.26%	7.55%

December 31, 2008	-12.63%	-5.72%	4.35%

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
At June 30, 2009, we would experience a negative 5.64% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 0.81% change in EVE. Both of these measures are within Board approved policy limits. Because downward parallel rate shocks have limited meaning in the current interest rate environment, we have chosen to use the impact from a downward 100 basis point rate shock to evaluate our risk. EVE risk in the downward 100 basis point scenario was a negative 2.98% at June 30, 2009 versus a negative 3.62% for March 31, 3009. The decline in the EVE risk measure to rising rates was due to the aging of fixed rate term debt and CDs, an extension in the expected life of mortgage based assets and a decline in quarter end demand deposit account balances. These changes offset a positive impact from the second quarter sale of securities.
Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
June 30, 2009	-5.64%	-2.98%	0.81%

December 31, 2008	-13.35%	-6.07%	0.57%

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

Item 4.	Controls and Procedures
As of June 30, 2009, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
We are involved in legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On April 4, 2009, an adversary proceeding was filed against the Bank by the trustee in the Chapter 11 bankruptcy cases for Trans Continental Airlines, Inc., Trans Continental Records, Inc., and Louis J. Pearlman Enterprises, Inc. now pending in the United States Bankruptcy Court For the Middle District Of Florida, Orlando Division, (Chapter 11 Case No. 6:07-bk-00761-ABB). The trustee is seeking to recover certain alleged avoidable transfers made to the Bank by various Pearlman related entities pursuant to certain provisions of the Bankruptcy Code and Chapter 726 of the Florida statutes. The amount of the avoidable transfers alleged by the trustee is approximately $5,100,000. The avoidance action filed against the Bank is one of over seven hundred separate actions filed by the trustee against various financial institutions, individual investors and others. While no assurance can be given as to the outcome of this litigation at this time, we believe that we have meritorious defenses to this adversary proceeding, and we intend to vigorously defend ourselves.

Item 1A.	RISK FACTORS
The following should be added to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
We Are Subject to the Risk of Additional Impairment Charges Relating to Our Securities Portfolio.
Our investment securities portfolio is our second largest earning asset. The value of our investment portfolio has been adversely affected by the unfavorable conditions of the capital markets in general as well as declines in values of the securities we hold. We have taken an aggregate of $32,096,000 in charges against earnings since January 1, 2008 for impairments to the value of trust preferred securities that we have concluded were “other than temporary.” The value of the trust preferred segment is particularly sensitive to adverse developments affecting the banking industry and the financial condition or performance of the issuing banks — factors that we have no control over and as to which we may receive no advance warning, as was the case in the second quarter for one of these securities. Although we believe we have appropriately valued our securities portfolio, we cannot assure you that there will not be additional material impairment charges which could have a material adverse effect on our financial condition and results of operations.
Our Ability to Fully Utilize the Value of Our Deferred Tax Asset Is Uncertain.
Our intangible assets include a net deferred tax asset that was $73,804,000 at June 30, 2009. Our ability to fully utilize the benefit of this asset depends upon our returning to profitability in the reasonably near future. Our current earnings projections for the remainder of 2009 and beyond support our conclusion that we will be able to fully utilize the deferred tax asset. However, any projections involve a degree of uncertainty, which in our case may be greater due to the current recession and the losses we have recently experienced in the recent past. We have established federal and state valuation allowances to take this uncertainty into account. The amount of the valuation reserve was $21,684,000 at June 30, 2009. We cannot assure you that we will not have to increase the allowance, which could have an adverse effect on our financial condition or results of operations.
Failure to comply with the May 20, 2009 agreement with the OCC may have a material adverse effect on our business.
The Bank is subject to supervision and regulation by the OCC. The Bank’s good standing with its regulators is of fundamental importance to the continuation of its business. On May 20, 2009, the Bank entered into a formal written agreement by which the Bank agreed to develop and implement actions to reduce the amount of classified assets and improve earnings. Any material failures to comply with the agreement would likely result in more stringent enforcement actions by the OCC which could damage the reputation of the Bank and have a material adverse effect on our business.
We May Not Succeed in Our Efforts to Maintain Regulatory Capital at Desired Levels.
At June 30, 2009, one of the Bank’s regulatory capital ratios was below the level required to be considered “well-capitalized.” Given the remaining risks in our loan and investment portfolios, we intend to take actions in the remainder of the year to increase the Bank’s regulatory capital to levels in excess of those required for well-capitalized status. Current market conditions indicate that it is unlikely that we could raise capital by selling additional shares of common stock without significantly diluting our existing shareholders’ ownership. Accordingly, we are considering other actions to reduce our total assets, including possible sales of loans, investment securities and banking offices. We cannot assure you that we will be successful in these efforts.

If we are not able to maintain the Bank’s regulatory capital at levels that are satisfactory to us and our regulators, our regulators could take additional, more stringent, enforcement actions. In addition, declines in the Bank’s capital levels could impact its ability to access lower-cost sources of funding that are currently available, such as public funds and brokered deposits, may be restricted and future earnings may be adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

Item 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 15, 2009, we held our annual meeting of shareholders. There were 20,744,856 shares of common stock outstanding on the February 19, 2009, record date that were entitled to vote at the meeting. The voting results for the actions taken by shareholders at the annual meeting are hereby incorporated by reference to our Current Report on Form 8-K filed April 17, 2009.

Item 5.	OTHER INFORMATION
During the period covered by this report, Crowe Horwath LLP, our independent registered public accounting firm, was not engaged to perform any services that represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	EXHIBITS
The following documents are filed as exhibits to this report:

3.1	Amended and Restated By-Laws of Integra Bank Corporation as amended through June 17, 2009
10.1
Agreement dated May 20, 2009 between Integra Bank N.A. and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K-A filed May 26, 2009)

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
Michael J. Alley
Interim Chairman of the Board and Chief Executive Officer
August 12, 2009

/s/ Martin M. Zorn
Martin M. Zorn
Chief Operating Officer and Chief Financial Officer
August 12, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated By-Laws of Integra Bank Corporation as amended through June 17, 2009
10.1
Agreement dated May 20, 2009 between Integra Bank N.A. and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K-A filed May 26, 2009)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer