Form 10-Q
period 2009-09-30
INTEGRA BANK CORP
filed 2009-11-04
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 30, 2009
(Common stock, $1.00 Stated Value)	20,932,790

INTEGRA BANK CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	Unaudited Financial Statements
INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$391,171	$62,354
Federal funds sold and other short-term investments	49,946	419

Total cash and cash equivalents	441,117	62,773
Loans held for sale (at lower of cost or fair value)	41,253	5,776
Securities available for sale	342,240	561,739
Securities held for trading	13,237	—
Regulatory stock	29,124	29,155
Loans, net of unearned income	2,205,661	2,490,243
Less: Allowance for loan losses	(79,364)	(64,437)

Net loans	2,126,297	2,425,806
Premises and equipment	45,296	48,500
Other intangible assets	8,664	9,928
Other assets	211,097	213,423

TOTAL ASSETS	$3,258,325	$3,357,100

LIABILITIES
Deposits:
Non-interest-bearing demand	$287,723	$284,032
Interest-bearing:
Savings, interest checking and money market accounts	1,070,942	901,785
Time deposits of $100 or more	627,732	603,519
Other interest-bearing	486,365	550,856

Total deposits	2,472,762	2,340,192
Short-term borrowings	188,011	415,006
Long-term borrowings	361,364	360,917
Other liabilities	33,656	36,194

TOTAL LIABILITIES	3,055,793	3,152,309

Commitments and contingent liabilities (Note 10)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586	81,928	—
Common stock — $1.00 stated value:
Shares authorized: 129,000,000
Shares outstanding: 20,937,184 and 20,748,880, respectively	20,937	20,749
Additional paid-in capital	217,205	208,732
Retained earnings	(114,320)	(15,754)
Accumulated other comprehensive income (loss)	(3,218)	(8,936)

TOTAL SHAREHOLDERS’ EQUITY	202,532	204,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,258,325	$3,357,100

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans:
Taxable	$24,374	$35,079	$75,410	$109,456
Tax-exempt	192	122	597	304
Interest and dividends on securities:
Taxable	3,265	5,514	13,736	17,264
Tax-exempt	592	1,091	2,425	3,517
Interest on securities held for trading	81	—	103	570
Dividends on regulatory stock	337	385	1,015	1,170
Interest on loans held for sale	89	88	319	281
Interest on federal funds sold and other short-term investments	272	26	539	94

Total interest income	29,202	42,305	94,144	132,656

INTEREST EXPENSE
Interest on deposits	10,356	12,888	34,302	42,131
Interest on short-term borrowings	268	1,995	1,614	6,116
Interest on long-term borrowings	2,528	3,562	7,921	11,865

Total interest expense	13,152	18,445	43,837	60,112

NET INTEREST INCOME	16,050	23,860	50,307	72,544
Provision for loan losses	18,913	17,978	82,843	27,615

Net interest income after provision for loan losses	(2,863)	5,882	(32,536)	44,929

NON-INTEREST INCOME
Service charges on deposit accounts	5,335	5,884	14,783	15,642
Other service charges and fees	825	880	2,422	2,752
Commissions on annuities	273	223	720	1,245
Debit card income-interchange	1,368	1,358	3,998	3,977
Trust income	630	573	1,652	1,686
Net securities gains (losses)	6,578	13	8,057	40
Gain on sale of other assets	(219)	(47)	2,255	(59)
Other than temporary loss:
Total impairment losses	—	—	(20,334)	(6,302)
Reclassification of loss from other comprehensive income	—	—	(1,150)	—

Net impairment loss recognized in earnings	—	—	(21,484)	(6,302)
Warrant fair value adjustment	—	—	(6,145)	—
Cash surrender value of life insurance	(397)	574	687	1,792
Other	434	726	2,390	3,157

Total non-interest income	14,827	10,184	9,335	23,930

NON-INTEREST EXPENSE
Salaries and employee benefits	10,187	12,125	33,823	36,965
Occupancy	2,348	2,621	7,307	7,722
Equipment	749	974	2,406	2,857
Professional fees	1,699	1,390	5,486	3,925
Communication and transportation	1,126	1,223	3,378	3,816
Processing	647	715	2,138	2,137
Software	654	673	1,901	1,760
Marketing	312	453	1,152	1,546
Loan and OREO expense	2,545	870	9,881	1,752
FDIC assessment	1,721	163	5,676	317
Low income housing project losses	161	556	1,324	1,930
Debt prepayment penalities	27	—	1,538	—
Amortization of intangible assets	421	431	1,264	1,293
Goodwill impairment	—	48,000	—	48,000
Other	1,772	1,993	5,737	6,465

Total non-interest expense	24,369	72,187	83,011	120,485

Income (Loss) before income taxes	(12,405)	(56,121)	(106,212)	(51,626)
Income tax expense (benefit)	7,330	(22,794)	(9,952)	(22,373)

Net income (loss)	(19,735)	(33,327)	(96,260)	(29,253)

Preferred stock dividends and discount accretion	1,117	—	2,669	—

Net income (loss) available to common shareholders	$(20,852)	$(33,327)	$(98,929)	$(29,253)

Unaudited Consolidated Statements of Income are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income (Continued)
(In thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings (Loss) per share:
Basic	$(1.01)	$(1.62)	$(4.78)	$(1.42)
Diluted	(1.01)	(1.62)	(4.78)	(1.42)

Weighted average shares outstanding:
Basic	20,707	20,567	20,713	20,553
Diluted	20,707	20,567	20,713	20,553

Dividends per share	$—	$0.01	$0.03	$0.37
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (Loss)	$(19,735)	$(33,327)	$(96,260)	$(29,253)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $2,246, $(5,774), $(1,395) and $(10,550), respectively)	3,695	(9,769)	(2,295)	(17,851)
Reclassification of amounts realized through impairment charges and sales (net of tax of $(2,487), $(5), $5,076 and $2,326, respectively)	(4,091)	(8)	8,351	3,936

Net unrealized gain (loss) on securities	(396)	(9,777)	6,056	(13,915)

Change in net pension plan liability (net of tax of $9, $14, $28 and $43 respectively)	15	23	46	73
Unrealized gain (loss) on derivative hedging instruments arising in period (net of tax of $(13), $(2), $(233) and $76, respectively)	(22)	(4)	(384)	127

Net unrealized gain (loss), recognized in other comprehensive income (loss)	(403)	(9,758)	5,718	(13,715)

Comprehensive income (loss)	$(20,138)	$(43,085)	$(90,542)	$(42,968)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

						Accumulated
		Shares of		Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2008	$—	20,748,880	$20,749	$208,732	$(15,754)	$(8,936)	$204,791

Net income (loss)	—	—	—	—	(96,260)	—	(96,260)
Cash dividend declared ($0.02 per share)	—	—	—	—	(415)	—	(415)
Net change, net of tax, in accumulated other comprehensive income	—	—	—	—	—	5,781	5,781
Cumulative effect of change in accounting principles, adoption of FSP FAS 115-2 and 124-2 (net of tax)	—	—	—	—	778	(778)	—
Change in unrealized gains (losses) on securities available- for-sale for which a portion of an other-than temporary impairment has been recognized in earnings, net of reclassification and taxes	—	—	—	—	—	715	715
Preferred stock	83,586	—	—	—	—	—	83,586
Common stock warrants	—			7,999			7,999
Discount on preferred stock	(1,855)	—	—	—	—	—	(1,855)
Preferred stock dividend and discount accretion	197	—	—	—	(2,669)	—	(2,472)
Vesting of restricted shares, net	—	(9,296)	(9)	(307)	—	—	(316)
Grant of restricted stock, net of forfeitures	—	197,600	197	(197)	—	—	—
Stock-based compensation expense	—	—	—	978	—	—	978

BALANCE AT SEPTEMBER 30, 2009	$81,928	20,937,184	$20,937	$217,205	$(114,320)	$(3,218)	$202,532

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(96,260)	$(29,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	5,214	5,443
Provision for loan losses	82,843	27,615
Income tax valuation allowance	25,357	—
Net securities (gains) losses	(8,057)	(40)
Impairment charge on available for sale securities	21,484	6,302
Net held for trading (gains) losses	1,002	(321)
(Gain) loss on sale of premises and equipment	68	(2)
(Gain) loss on sale of other real estate owned	227	61
Gain on sale of branches	(2,549)	—
Loss on low-income housing investments	1,324	1,930
Proceeds from maturity of held for trading securities	—	1,684
Proceeds from sale of held for trading securities	7,100	52,419
Purchase of held for trading securities	(19,745)	—
Increase (decrease) in deferred taxes	(3,461)	(22,902)
Net gain on sale of loans held for sale	(1,277)	(555)
Proceeds from sale of loans held for sale	148,833	86,147
Origination of loans held for sale	(102,352)	(86,343)
Goodwill impairment	—	48,000
Debt prepayment fees	1,538	—
Change in other operating	(13,384)	(5,693)

Net cash flows provided by (used in) operating activities	47,905	84,492

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	98,580	101,446
Proceeds from sales of securities available for sale	296,671	17,758
Purchase of securities available for sale	(180,189)	(89,663)
(Increase) decrease in loans made to customers	89,658	(167,457)
Decrease in loans from sale of branches	26,940	—
Purchase of premises and equipment	(977)	(2,563)
Proceeds from sale of premises and equipment from branch sale	1,148	—
Proceeds from sale of premises and equipment	17	21
Proceeds from sale of other real estate owned	5,830	228

Net cash flows provided by (used in) investing activities	337,678	(140,230)

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	183,260	45,532
Decrease in deposits from sale of branches	(50,796)	—
Net increase (decrease) in short-term borrowed funds	(226,995)	33,912
Proceeds from long-term borrowings	50,000	50,000
Repayment of long-term borrowings	(49,550)	(68,027)
Proceeds from issuance of common stock warrants	7,999	—
Proceeds from issuance of TARP preferred stock	81,928	—
Accreton of discount on TARP preferred stock	(197)	—
Dividends paid on TARP preferred stock	(1,950)	—
Dividends paid on common stock	(622)	(11,172)
Proceeds from vesting of restricted shares, net	(316)	—

Net cash flows provided by (used in) financing activities	(7,239)	50,245

Net increase in cash and cash equivalents	378,344	(5,493)

Cash and cash equivalents at beginning of period	62,773	75,990

Cash and cash equivalents at end of period	$441,117	$70,497

	Nine Months Ended
	September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	19,387	4,961
Dividends for common shareholders declared and not paid	—	207
Dividends accrued not paid on preferred stock	522	—
The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
References to the terms “we”, “us”, “our”, the “Company” and “Integra” used throughout this report refer to Integra Bank Corporation and, unless the context indicates otherwise, its subsidiaries. At September 30, 2009, our subsidiaries consisted of Integra Bank N.A. (the “Bank”), a reinsurance company and four statutory business trusts which are not consolidated under FIN 46. All significant intercompany transactions are eliminated in consolidation.
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
ACCOUNTING ESTIMATES:
We are required to make estimates and assumptions based on available information that affect the amounts reported in the consolidated financial statements. Significant estimates, which are particularly susceptible to short-term changes, include the valuation of the securities portfolio, in particular, level 3 securities, the determination of the allowance for loan losses, the valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the valuation of our deferred tax asset. The decline in the value of residential real estate, other impacts of the recession on the Bank, and our overall financial performance have all had a meaningful influence on the application of certain of our critical accounting policies and development of these significant estimates. In applying those policies, and in making our best estimates during the first three quarters of 2009, we recorded provisions for loan losses, other than temporary impairment (“OTTI”) on investment securities and a partial valuation allowance on our deferred tax asset. In 2008, considering similar factors, we recorded significant provisions for loan losses, other than temporary impairment on investment securities and goodwill impairment.
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

RECENT ACCOUNTING PRONOUNCEMENTS:
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining OTTI for debt securities and which was subsequently incorporated into ASC Topic 320, “Investments and Debt Securities”. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities. Through March 31, 2009, we had recognized cumulative OTTI charges of $11,782 for various securities held in our portfolio at that date. We adopted the FSP effective April 1, 2009 and reversed $1,250 for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income by $778, net of tax of $472, as of April 1, 2009.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was subsequently incorporated into ASC Topic 820, “Fair Value Measurement and Disclosures”. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. The adoption of this guidance at June 30, 2009 did not have a material impact on our results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was subsequently incorporated into ASC Topic 825, “Financial Instruments”. This guidance amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. The adoption of this guidance at June 30, 2009 did not impact our results of operations or financial position as it only required disclosures which are included in the following section.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which was subsequently incorporated into ASC Topic 855, “Subsequent Events”, which is effective for interim and annual periods ending after June 15, 2009. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement introduces new terminology but is based on the same principles that previously existed in the auditing standards. The guidance requires disclosure of the date through which management has evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. For the financial statements related to the three and nine months periods ending September 30, 2009 and 2008 contained herein, we evaluated subsequent events through November 4, 2009, the date in which these financial statements were filed with the SEC.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168), which was subsequently incorporated into ASC Topic 105, “Generally Accepted Accounting Principles”, which is effective for interim and annual periods ending after September 15, 2009. This guidance defines a new hierarchy for U.S. GAAP and establishes the FASB Accounting Standards Codification as the sole source for authoritative guidance to be applied by nongovernmental entities. It replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008. The adoption of this guidance changes the manner in which U.S. GAAP guidance is referenced, but it will not have any impact on our financial position or results of operations.

FAIR VALUE MEASUREMENT
ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various valuation techniques to determine fair value, including market, income and cost approaches. The accounting literature also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It describes three levels of inputs that may be used to measure fair value:
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
The markets for pooled collateralized debt obligations, or CDOs continue to reflect an overall lack of activity and observable transactions in the secondary and new issue markets for these securities. Those conditions are indicative of an illiquid market and transactions that do occur are not considered orderly. This led us to value our CDOs using both Level 2 and Level 3 inputs. The single name issues continue to come from the brokers and are considered Level 2 valuations. The marks for the pooled issues classified as available for sale were derived from a financial model and are considered Level 3 valuations. The pricing for the pooled CDOs held for trading were derived from a broker and are considered Level 2 inputs.
When determining fair value, ASC 820 indicates that the lowest available level should be used. It also provides guidance on determining fair value when a transaction is not considered orderly because the volume and level of activity have significantly decreased. In evaluating the fair value of our two PreTSL pooled CDOs we determined that the market transactions for similar securities were disorderly. Therefore, we priced our PreTSL pooled CDOs using the Moody’s Analytics valuation process. The Moody’s Analytics is a Level 3 pricing model that uses an income valuation approach and computes present values. During the third quarter of 2009, Moody’s updated their analytics, Discounted Cash flow Valuations (DCV). The changes were made to refine and improve the estimate of default probabilities and align the valuation methodology with industry practices.

	New	Prior
Default Probabilities	Issuer Specific	Industry Average
Prepayments	0%	1%
Recovery	0%	5%
Spread to Libor	300 basis points	200 basis points
Correlation within Same Industry	50%	30%
Correlation Between Industries	30%	20%
The probability of default (PDs) is based on physical PDs (uses historical data). Moody’s estimates physical PDs primarily using the expected default frequency approach and is issuer specific. The loss given default has been historically high for trust preferred securities and is set at 100% equating to a 0% recovery. The DCV analysis uses a spread of Libor +300 as the discount rate (to reflect illiquidity — the credit component of the discount rate is embedded in the credit analysis). Building on the cash flows and discount rates, Moody’s uses its CDOnet tool which utilizes a Monte Carlo simulation engine to model the discounted flows and establish a distribution of DCV’s.
The effective discount rates are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.
The remaining four pooled CDOs were classified as trading. We utilized pricing from a broker that was considered to be Level 2. The broker provided us with actual prices if they had executed a trade for the same deal or if they had knowledge that another trader had traded the same deal. Otherwise they compared the structure of the pooled CDO with other CDOs exhibiting the same characteristics that had experienced recent trades.

Loans held for sale: The fair value of residential mortgage loans held for sale is determined using quoted secondary-market prices. The purchaser provides us with a commitment to purchase the loan at the origination price. Under ASC 820, this commitment is classified as a Level 2 in the fair value hierarchy. If no such quoted price exists, the fair value of these loans would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Commercial loans held for sale at September 30, 2009 include loans offered to a single buyer and are currently carried at the lower of cost or market, which in this case is cost.
Derivatives: Our derivative instruments consist of over-the-counter (OTC) interest-rate swaps and mortgage loan interest locks that trade in liquid markets. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. On those occasions that broker-dealer pricing is not available, pricing is obtained using the Bloomberg system. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by us. This valuation method is classified as Level 2 in the fair value hierarchy.
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

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below.
September 30, 2009

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
Assets
Securities, available for sale
U.S. Government agencies	$—	$408	$—	$408
Collateralized mortgage obligations:
Agency		115,390		115,390
Private Label	—	25,607	—	25,607
Mortgage backed securities		155,180		155,180
Trust Preferred	—	7,866	2,016	9,882
State & political subdivisions	—	27,099	—	27,099
Other securities	—	8,674		8,674

Total securities, available for sale	$—	$340,224	$2,016	$342,240

Securities, held for trading
U.S. Treasuries	$—	$13,115	$—	$13,115
Trust Preferred	—	122	—	122

Total securities, held for trading	$—	$13,237	$—	$13,237

Derivatives	—	8,499	—	8,499

Liabilities
Derivatives	$—	$8,504	$—	$8,504
December 31, 2008

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Securities, available for sale	$—	$544,204	$17,535	$561,739
Derivatives	—	12,296	—	12,296

Liabilities
Derivatives	$—	$11,851	$—	$11,851

Assets and Liabilities Measured on a Non-Recurring Basis:
Assets and liabilities measured at fair value on a non-recurring basis are summarized below.
September 30, 2009

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
Assets
Impaired loans	$—	$—	$98,310	$98,310
Loans held for sale	—	41,253	—	41,253
Other real estate owned	—	—	23,281	23,281

Liabilities	$—	$—	$—	$—
December 31, 2008

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Impaired loans	$—	$—	$69,590	$69,590
Loans held for sale	—	5,776	—	5,776

Liabilities	$—	$—	$—	$—
At September 30, 2009, impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $125,010, with a valuation allowance of $26,700, resulting in an additional provision for loan losses of $9,963 for the three month period and $17,249 for the nine month period ended September 30, 2009.
For those properties held in other real estate owned and carried at fair value, writedowns of $2,148 and $2,630 were charged to earnings for the three and nine months ended September 30, 2009, compared to $319 and $343 for the three and nine months ended September 30, 2008.
The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ending September 30, 2009.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Three months ended September 30, 2009

Beginning Balance at July 1, 2009	$2,483	$2,483
Transfers in and/or out of Level 3	—	—
Gains (Losses) included in other comprehensive income	(467)	(467)
Gains (Losses) included in earnings	—	—

Ending Balance	$2,016	$2,016

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Nine months ended September 30, 2009

Beginning Balance at January 1, 2009	$17,535	$17,535
Transfers in and/or out of Level 3	(250)	(250)
Gains (Losses) included in other comprehensive income	559	559
Gains (Losses) included in earnings	(15,828)	(15,828)

Ending Balance	$2,016	$2,016

Unrealized gains and losses for securities classified as available for sale are generally not recorded in earnings. However, during the nine months ended September 30, 2009, impairment charges of $21,484 were charged to earnings for some of our trust preferred securities.
The carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$441,117	$441,117	$62,773	$62,773
Loans-net of allowance	2,027,987	2,065,205	2,356,216	2,415,290
Accrued interest receivable	10,215	10,215	14,114	14,114

Financial Liabilities:
Deposits	$2,472,762	$2,495,464	$2,340,192	$2,367,354
Short-term borrowings	188,011	188,050	415,006	415,542
Long-term borrowings	361,364	363,156	360,917	362,848
Accrued interest payable	8,001	8,001	10,560	10,560
The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent fair values of all of our assets and liabilities and should not be interpreted to represent our market or liquidation value.
Carrying amount is the estimated fair value for cash and short-term investments, accrued interest receivable and payable, demand deposits and short-term debt. The fair value of loans is estimated in accordance with paragraph 31 of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, which was subsequently incorporated into ASC Topic 825, “Financial Instruments” by discounting expected future cash flows using market rates of like maturity. For time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of regulatory stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.
STOCK OPTION PLAN AND AWARDS
In April 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserved 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs). All options granted under the 2007 Plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted. The exercise price of options granted under the plans cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards were granted under the Prior Plans. In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares. Under the 2007 Plan, at September 30, 2009, there were 341,331 shares available for the granting of additional awards.

A summary of the status of the options or SARs granted under the 2007 Plan and Prior Plans as of September 30, 2009, and changes during the year is presented below:

	September 30, 2009		Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2008	1,415,433	$20.53
Options/SARs granted	5,000	2.13
Options/SARs exercised	—	—
Options/SARs forfeited/expired	(173,967)	22.07

Options/SARs outstanding at September 30, 2009	1,246,466	$20.24	5.3

Options/SARs exercisable at September 30, 2009	1,067,119	$20.72	4.8
The options and SARs outstanding at September 30, 2009, had a weighted average remaining term of 5.3 years with no aggregate intrinsic value, while the options and SARs that were exercisable at September 30, 2009, had a weighted average remaining term of 4.8 years and no aggregate intrinsic value. As of September 30, 2009, there was $495 of total unrecognized compensation cost related to our stock options and SARs. The cost is expected to be recognized over a weighted-average period of 2.0 years. Compensation expense for options and SARs for the three and nine months ended September 30, 2009, was $51 and $289, compared to $153 and $517 for the three and nine months ended September 30, 2008.
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
A summary of the status of the restricted stock granted by us as of September 30, 2009 and changes during the first, second and third quarters of 2009 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2008	179,613	$17.57
Shares granted	241,750
Shares vested	(59,300)
Shares forfeited	(44,150)

Restricted shares outstanding, September 30, 2009	317,913	$5.10

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. As of September 30, 2009, there was $958 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS No. 123(R). The cost is expected to be recognized over a weighted-average period of 2.0 years. Compensation expense for restricted stock for the three and nine months ended September 30, 2009, was $190 and $689, compared to $266 and $761 for the three and nine months ended September 30, 2008.
The annual grant of restricted shares occurred during the third quarter of 2009. No cash dividends will be paid on these shares to any participants during the restriction period. Our participation in the U.S. Department of Treasury’s, or Treasury Department, Capital Purchase Program, or CPP, imposes additional vesting restrictions on shares held by any of our five most-highly compensated employees. These restricted shares vest over time; however, they are also subject to the limitations of the CPP.
In April 2009, our shareholders approved an increase in authorized shares of common stock of 100,000,000 shares, bringing total authorized common shares to 129,000,000.

BANK OWNED LIFE INSURANCE
Bank owned life insurance income includes a loss on the transfer of $63,150 of our bank owned life insurance to bank owned life insurance held for surrender or sale. During the third quarter of 2009, we evaluated the potential sale or surrender of our policies, primarily for the purposes of reducing regulatory higher risk-weighted assets and improving our regulatory capital ratios. In October 2009, we made the decision to sell $40,048 of these policies and to surrender $23,102 of them. As a result, we recorded the expected loss on sale of $788, as well as an estimate of the surrender penalty of $241 at September 30, 2009. The penalty was recorded in tax expense and cannot be offset by a net operating loss. We also recorded tax expense totaling $5,603 on the taxable gain on sale and the taxable gain on the surrender.
NOTE 2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) for the year by the weighted average number of shares outstanding. Diluted earnings per share is computed as above, adjusted for the dilutive effects of stock options, SARs, and restricted stock.
The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(19,735)	$(33,327)	$(96,260)	$(29,253)
Preferred dividends and discount accretion	(1,117)	—	(2,669)	—

Net income (loss) available to common shareholders	$(20,852)	$(33,327)	$(98,929)	$(29,253)

Weighted average shares outstanding — Basic	20,706,560	20,567,252	20,713,301	20,552,567
Incremental shares related to stock compensation	—	—	—	—

Average shares outstanding — Diluted	20,706,560	20,567,252	20,713,301	20,552,567

Earnings (Loss) per share — Basic	$(1.01)	$(1.62)	$(4.78)	$(1.42)
Effect of incremental shares related to stock compensation	—	—	—	—

Earnings (Loss) per share — Diluted	$(1.01)	$(1.62)	$(4.78)	$(1.42)

Options to purchase 1,246,466 shares and 1,575,472 shares were outstanding at September 30, 2009 and 2008, respectively, and were not included in the computation of net income per diluted share in both periods because the exercise price of these options was greater than the average market price of the common shares, and therefore antidilutive and also because of the net loss in both years.
On February 27, 2009, the Treasury Department invested $83,586 in us as part of the CPP. We issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1,000, and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69. The warrant shares were not included in the computation of net income per diluted share in both periods because the exercise price of these shares was greater than the average market price of the common shares, and therefore antidilutive and also because of the net loss.
The Treasury Warrant was not fully exercisable at the time of issuance. In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of the Warrant Shares.
NOTE 3. SECURITIES
At September 30, 2009, the majority of securities in our investment portfolio were classified as available for sale.
Trading securities at September 30, 2009, consist of two U.S. Treasury securities valued at $13,115 and four trust preferred securities valued at $122. During the third quarter of 2009, we recorded trading losses of $1,237, compared to none during the third quarter of 2008. These losses included a loss of $1,268 on a Colonial BancGroup trust preferred security for which we recognized a $5,656 OTTI charge during the second quarter of 2009.

Amortized cost, fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
U.S. Government agencies	$402	$8	$2	$408
Collateralized mortgage obligations:
Agency	113,249	2,157	16	115,390
Private label	27,053	—	1,446	25,607
Mortgage-backed securities — residential	153,763	1,425	8	155,180
Trust preferred	17,231	—	7,349	9,882
States & political subdivisions	25,309	1,841	51	27,099
Other securities	8,641	38	5	8,674

Total	$345,648	$5,469	$8,877	$342,240

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
U.S. Government agencies	$742	$19	$—	$761
Collateralized mortgage obligations:
Agency	272,038	3,040	1,002	274,076
Private label	35,341	—	6,731	28,610
Mortgage-backed securities — residential	130,367	1,179	293	131,253
Trust preferred	38,759	969	11,327	28,401
States & political subdivisions	88,765	1,710	447	90,028
Other securities	8,641	—	31	8,610

Total	$574,653	$6,917	$19,831	$561,739

The amortized cost and fair value of the securities available for sale portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale

Within one year	$9,299	$8,948
One to five years	91,888	93,103
Five to ten years	93,053	94,270
Beyond ten years	151,408	145,919

Total	$345,648	$342,240

Available for sale securities with unrealized losses at September 30, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2009
U.S. Government agencies	$99	$2	$—	$—	$99	$2
Collateralized mortgage obligations:
Agency	13,291	16	—	—	13,291	16
Private label	—	—	25,607	1,446	25,607	1,446
Mortgage-backed securities — residential	18,658	8	—	—	18,658	8
Trust preferred	—	—	9,158	7,349	9,158	7,349
State & political subdivisions	1,545	11	1,079	40	2,624	51
Other securities	—	—	20	5	20	5

Total	$33,593	$37	$35,864	$8,840	$69,457	$8,877

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$125	$—	$—	$—	$125	$—
Collateralized mortgage obligations:
Agency	43,710	256	31,834	746	75,544	1,002
Private Label	20,674	5,792	7,936	939	28,610	6,731
Mortgage-backed securities — residential	54,912	271	8,229	22	63,141	293
Trust Preferred	6,616	4,372	6,609	6,955	13,225	11,327
State & political subdivisions	17,594	388	433	59	18,027	447
Other securities	2,662	23	16	8	2,678	31

Total	$146,293	$11,102	$55,057	$8,729	$201,350	$19,831

Proceeds from sales and calls of securities available for sale were $308,258 and $42,173 for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $8,073 and $72 and gross losses of $16 and $31 were realized on these sales and calls during 2009 and 2008, respectively.
Proceeds from sales and calls of securities available for sale were $238,869 and $1,251 for the three months ended September 30, 2009 and 2008, respectively. Gross gains of $6,593 and $13 and gross losses of $15 and $0 were realized on these sales and calls during 2009 and 2008, respectively.
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
The ratings of our pooled trust preferred CDOs, single issue trust preferred securities, and private label CMOs are listed below as of September 30, 2009 and at June 30, 2009. The trust preferred securities consist of two pooled trust preferred CDOs classified as available for sale and four pooled CDOs classified as held for trading and four single name issues listed below. The private label CMOs consist of six issues of which five were originated in 2003-2004 while one was originated in 2006.

Ratings

Issuer	Ratings as of June 30, 2009	Ratings as of September 30, 2009
Pooled Trust Preferred CDOs
PreTSL VI	Caa1 (Moodys) / CCC (Fitch)	Caa1 (Moodys) / CCC (Fitch)
PreTSL XIV	Ca (Moodys) /CC (Fitch)	Ca (Moodys) /CC (Fitch)

Pooled Trust Preferred CDOs (Held For Trading)
Alesco 10A C1	Ca (Moodys) / CC (Fitch)	Ca (Moodys) / CC (Fitch)
Trapeza 11A D1	C (Fitch)	C (Fitch)
Trapeza 12A D1	C (Fitch)	C (Fitch)
US Capital Funding	Caa3 (Moodys) / CC (Fitch)	Caa3 (Moodys) / CC (Fitch)

Single Issue Trust Preferred
Bank One Cap Tr VI (JP Morgan)	A1(Moodys)	A1(Moodys)
First Citizens Bancshares	Non-Rated	Non-Rated
First Union Instit Cap I (Wells Fargo)	A3(Moodys)/A-(S&P)/AA-(Fitch)	A3(Moodys)/A-(S&P)/A(Fitch)*
Sky Financial Cap Trust III (Huntington)	BB(S&P)	B(S&P)*

Private Label CMOs
CWHL 2003-58 2A1	Aaa(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
CMSI 2004-4 A2	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
GSR 2003-10 2A1	Aaa(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
RAST 2003-A15 1A1	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
SASC 2003-31A 3A	A1(Moodys)/AAA(S&P)	A1(Moodys)/AAA(S&P)
WFMBS 2006-8 A13	B3(Moodys)/AA(Fitch)	B3(Moodys)/B(Fitch)*
The ratings above range from highly speculative, defined as equal to or below “Ca” per Moody’s and “CC” per Fitch and S&P, to the highest credit quality defined as “Aaa” or “AAA” per the aforementioned rating agencies, respectively. Changes that occurred to the ratings are denoted with an *.
We recognized additional impairment charges during the first and second quarter of 2009 on Alesco 10A C1 of $4,448; Trapeza 11A D1 of $5,074; Trapeza 12A D1 for $3,767; US Capital Funding V B1 for $2,124 along with a charge of $5,656 for Colonial BancGroup. We reclassified all of these securities as trading as of June 30, 2009. We took an additional charge of $415 against PreTSL VI during the first quarter. This security remains in the available for sale portfolio. In total, we have taken $21,484 in OTTI charges during 2009.
At September 30, 2009, net unrealized losses for our securities portfolio available for sale totaled $3,408. Net unrealized losses for trust preferred CDOs totaled $7,349, while private label CMOs accounted for an additional $1,446, offset by $5,387 of unrealized gains in remainder of the securities portfolio.
The marks for the single name issues and the pooled CDOs designated as trading came from brokers, while the pricing for the available for sale (AFS) pooled CDOs came from financial models and the private label CMOs were derived from IDC and S&P pricing.
As part of the analysis this quarter, we considered recently revised guidance on determining fair value when there is no active market and gives guidance to identify circumstances that indicate a transaction is not orderly.
Factors utilized in our analysis of the private label CMOs included a review of underlying collateral performance, the length of time and extent that fair value has been less than cost, changes in market valuation and review of rating changes to determine if other-than-temporary impairment had occurred. As of September 2009, all six private label CMO’s in our portfolio had unrealized losses for 12 consecutive months. During the third quarter, one of the private label CMO’s (WFMBS 2006-8 A13) incurred a rating downgrade as noted in the ratings table. The remaining private label CMO’s remain rated as High Grade Investment Securities by Moody’s, Standard & Poors or Fitch at the highest level of AAA. During the third quarter of 2009, the prices on five of our six issues reflected improvement quarter over quarter. CMSI 2004-4 A2 was the only security that experienced a decline in value.
The issuers within the portfolio continue to perform according to their contractual terms. The underlying collateral performance for our entire private label collateralized mortgage obligation portfolio has been reviewed. The collateral has seen delinquencies over 90 days continue to increase in the third quarter with the exception of SASC 2003-31A 3A, which experienced a decline in delinquencies over 90 days from its high in May of 8.21% to 4.52% in August. The reported cumulative loss on the portfolio remained low with 0.496% being the highest. Borrower weighted average FICO scores all remain above 728. The exposure to the high risk geographies (CA, AZ, NV, and FL) has had little change since our last review. The credit support for all of the issues continues to provide evidence that there is adequate structural support. Four of the private label CMO’s experienced an increase in credit support this quarter while the support on all six issues remains higher than their original percentages.

We also received a third party review of our private label CMOs. This review contains a stress test for each security including home price appreciation scenarios that project more extreme collateral defaults and losses ranging up to three times higher than would normally be projected. The purpose of the stress test is to account for more severe scenarios and the possible underestimation of the collateral losses for any particular modeled scenario. Only one of the securities, WFMBS 2006-8 A13, projected a minimal loss in the extreme scenarios. The findings in this report support our conclusion that there is adequate structural support even under stressed scenarios. The review of the underlying mortgage collateral for the tranches we own demonstrates that it is unlikely that the contractual cash flows will be disrupted. Therefore given the performance of these securities at September 30, 2009, and our ability to hold these securities to maturity, we concluded that the $1,446 in unrealized loss was temporary.
The factors used to determine whether the two pooled CDO’s in our available for sale portfolio had incurred OTTI included review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. We also reviewed key financial characteristics for individual issuers in the pooled CDOs and tracked issuer participation in the Treasury Department’s CPP. This review analyzed capital ratios, leverage ratios, non-performing loan and non-performing asset ratios. We utilized an internal watch list and near watch list that is reviewed quarterly and compared to the prior quarter to determine migration patterns and direction. We also reviewed the changes to ratings. As noted in the ratings table, there are no changes to the ratings.
PreTSL VI experienced no additional credit deterioration from the prior quarter and as such we determined no additional OTTI had occurred during the third quarter. Bank Atlantic represented 61% of the remaining collateral of this pooled CDO. The risk of future OTTI will be highly dependent upon the performance of this issuer. The review of PreTSL XIV showed a 3.8% increase to deferrals and defaults over the prior quarter. PreTSL XIV continues to pass the “break in yield” test and additional stress tests indicate the bond can withstand an additional 14% of immediate defaults or deferrals before experiencing a break in yield. Thirty-nine percent of the issuers in our tranche are participating in the CPP. Overall PreTSL XIV continues to perform and as such we determined no OTTI had occurred during the third quarter. We continue to utilize Moodys Analytics to compute the fair value of the securities. Moodys continues to update their valuation process. During the third quarter, Moody’s made changes to refine and improve the estimate of default probabilities to better align the valuation methodology with industry practices. We determined that the $1,208 in unrealized loss associated with the two trust preferred pooled CDOs in our available for sale portfolio was temporary.
At September 30, 2009, our single issue trust preferred portfolio included the following securities: Bank One Capital Trust VI (acquired by JP Morgan Chase), First Citizens Bancshares, First Union Institutional Cap I (acquired by Wells Fargo) and Sky Financial Cap Trust III (acquired by Huntington Bank). As noted in the ratings table, First Union and Sky experienced downgrades during the quarter. Based on our overall review of our single issue trust preferred portfolio, Sky Financial Cap Trust III (Huntington Bank (HBAN)) remains on our watch list given their ratings and higher default probabilities.
Colonial BancGroup was the only single name trust preferred CDO that was designated as held for trading as of June 30, 2009. After taking an OTTI charge of $5,656 during the second quarter of 2009, this security was moved to held for trading at a market value of $1,344. In August, we sold this security for $76 and recognized a trading loss of $1,268.

		Amortized		Unrealized
Security	Par	Cost	Market	gain/(loss)
Pooled Trust Preferred CDOs (AFS)
PreTSL VI Class B	$1,038	$724	$724	$—
PreTSL XIV Class B1	2,500	2,500	1,292	(1,208)

CDOs AFS subtotal	$3,538	$3,224	$2,016	$(1,208)

Pooled Trust Preferred CDOs (Trading)
Alesco Preferred Funding 10A C1	8,253		41	—
Trapeza 11A D1	7,930		20	—
Trapeza 12A D1	6,080		31	—
US Capital Funding V Class B1	3,021		30	—

CDOs Trading subtotal	$25,284	$—	$122	$—

				Total	Collateral	Percentage of
	Number	Number	Number	remaining	balance for	class to total
Security	of issuers	of deferrals	of defaults	collateral	our class	collateral
Pooled Trust Preferred CDOs (AFS)
PreTSL VI Class B	5	1	0	$40,750	$25,946	63.7%
PreTSL XIV Class B1	65	12	2	477,350	117,000	24.5%

Pooled Trust Preferred CDOs (Trading)
Alesco Preferred Funding 10A C1	85	11	9	950,000	101,832	10.7%
Trapeza 11A D1	58	5	7	505,000	23,790	4.7%
Trapeza 12A D1	50	6	6	500,000	15,200	3.0%
US Capital Funding V Class B1	44	12	7	353,909	48,330	13.7%

		Amortized		Unrealized
Security	Par	Cost	Market	gain/(loss)
Single Issue Trust Preferred (AFS)
Bank One Cap Tr VI (JP Morgan)	$1,000	$1,000	$990	$(10)
First Citizens Bancshares	5,000	5,018	1,500	(3,518)
First Union Instit Cap I (Wells Fargo)	3,000	2,989	2,876	(113)
Sky Financial Cap Trust III (Huntington)	5,000	5,000	2,500	(2,500)

Trust Preferred subtotal	$14,000	$14,007	$7,866	$(6,141)

Private Label CMOs
CWHL 2003-58 2A1	$3,047	$3,047	$2,712	$(335)
CMSI 2004-4 A2	1,589	1,545	1,571	26
GSR 2003-10 2A1	7,969	7,894	7,649	(245)
RAST 2003-A15 1A1	5,651	5,673	5,333	(340)
SASC 2003-31A 3A	6,139	6,148	5,764	(384)
WFMBS 2006-8 A13	2,759	2,746	2,578	(168)

Private Label CMOs Total	$27,154	$27,053	$25,607	$(1,446)

The table below presents a roll forward of the credit losses recognized in earnings for 2009.

Amount of OTTI related to credit loss at April 1, 2009	$10,531

Addition	20,314

Amount of OTTI related to credit loss at June 30, 2009	30,845

Addition	—

Amount of OTTI related to credit loss at September 30, 2009	$30,845

NOTE 4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2009 and 2008:
SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$82,309	$31,780	$64,437	$27,261
Loans charged off	(22,396)	(8,456)	(69,226)	(14,337)
Recoveries	538	464	1,310	1,227
Provision for loan losses	18,913	17,978	82,843	27,615

Ending balance	$79,364	$41,766	$79,364	$41,766

Percent of total loans	3.60%	1.70%	3.60%	1.70%

Annualized % of average loans:
Net charge-offs	3.74%	1.31%	3.80%	0.74%
Provision for loan losses	3.24%	2.94%	4.63%	1.55%
The allowance for loan losses was $79,364 at September 30, 2009, representing 3.60% of total loans, compared with $64,437 at December 31, 2008, or 2.59% of total loans and $82,309 at June 30, 2009, or 3.50% of total loans. The allowance for loan losses to non-performing loans ratio was 41.8%, compared to 42.7% at December 31, 2008 and 45.1% at June 30, 2009. At September 30, 2009, we believe that our allowance appropriately considers the expected loss in our loan portfolio.
During the second and third quarters of 2009, we offered a discount to some of our CRE customers in exchange for early repayment. The program that we offered was intended to reduce the level of CRE loan concentration in our portfolio and reduce our total risk-weighted assets, thereby improving our regulatory capital ratios.
Payoffs or paydowns under this program totaled $16,665 and $14,576 during the second and third quarters of 2009, respectively. Of the $31,241 in CRE loans that were paid off or paid down through this program, many were considered to be of increasing credit risk and all discounts provided to borrowers were recorded as a charge-off against the allowance for loan losses. Since a substantial number of the loans had credit related losses and the remaining loans were in a category of loans that contain more risk, all charge-offs were recorded against the allowance.
This program ended on September 30, 2009.
Total non-performing loans at September 30, 2009, consisting of nonaccrual loans and loans 90 days or more past due, were $189,897, an increase of $38,998 from December 31, 2008 and an increase of $7,484 from June 30, 2009. Non-performing loans were 8.61% of total loans, compared to 6.06% at December 31, 2008 and 7.76% at June 30, 2009. Non-performing assets were 9.69% of total loans and other real estate owned at September 30, 2009, compared to 6.79% at December 31, 2008 and 8.90% at June 30, 2009.
Listed below is a comparison of non-performing assets.

	September 30,	December 31,
	2009	2008
Nonaccrual loans	$185,558	$150,002
90 days or more past due loans	4,339	897

Total non-performing loans	189,897	150,899
Other real estate owned	26,435	19,396

Total non-performing assets	$216,332	$170,295

Ratios:
Non-performing Loans to Loans	8.61%	6.06%
Non-performing Assets to Loans and Other Real Estate Owned	9.69%	6.79%
Allowance for Loan Losses to Non-performing Loans	41.79%	42.70%

NOTE 5. BRANCH DIVESTITURES AND LOAN SALES
In September 2009, we announced the planned sale of three banking offices located in Crittenden, Dry Ridge and Warsaw, Kentucky to The Bank of Kentucky of Crestview Hills, Kentucky and certain deposit liabilities and assets of banking offices located in Union and Florence, Kentucky. In a separate transaction, The Bank of Kentucky agreed to purchase a portfolio of primarily commercial loans originated by our Covington, Kentucky loan production office.
In the branch purchase transaction, The Bank of Kentucky is expected to assume approximately $85,000 of deposit liabilities related to the five branches at a premium of approximately $5,200 and to buy certain branch-related assets, including at least $35,000 in selected loans at book value, less applicable reserves. All other assets will be sold at their book values. We intend to close the Union and Florence banking offices following the completion of this transaction and seek a buyer for the real estate. This transaction is subject to customary conditions, including regulatory approval for the branch sale. We expect the branch purchase transaction to close during the fourth quarter of 2009.
In the commercial loan purchase transaction, The Bank of Kentucky purchased $49,545 in commercial loans originated by our Covington, Kentucky loan production office during the third quarter of 2009. We recognized a gain of $676 on the sale of these loans. It is anticipated that additional commercial loans related to our Covington, Kentucky loan production office will be purchased prior to the closing of the branch purchase transaction. Approximately $32,000 in additional loans are available to be purchased at the discretion of The Bank of Kentucky and were classified as available for sale at September 30, 2009.
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
NOTE 6. DEPOSITS
As of September 30, 2009, the scheduled maturities of time deposits are as follows:

2009	$306,448
2010	546,062
2011	188,217
2012	31,782
2013 and thereafter	41,588

Total	$1,114,097

We had $321,996 in brokered deposits at September 30, 2009 and $267,205 at December 31, 2008.
NOTE 7. INCOME TAXES
The income tax benefit for the first nine months of 2009 was $9,952, which equates to an effective tax rate of 9.4%. Income tax benefit recorded for the first nine months of 2009 is based on our estimate of the expected effective tax rate for the full year, coupled with our assessment of our ability to realize our deferred tax assets. The tax benefit is a result of the net loss, the impact of general business tax credits and tax free loan, municipal security and bank-owned life insurance income, partially offset by an increase in our income tax valuation allowance of $25,357. During the third quarter of 2009, our valuation allowance increased $6,853.
In October 2009, we made the decision to sell $40,048 of our bank owned life insurance policies and to surrender $23,102 of them. As a result, we recorded the expected loss on sale of $788, as well as an estimate of the surrender penalty of $241. The penalty was recorded in tax expense and must be paid, even if we have a taxable loss. We also recorded tax expense totaling $5,603 on the estimated taxable gains on sale and surrender.
The net deferred tax asset at September 30, 2009, was $68,005, consisting of deferred assets of $96,542, reduced by valuation allowances totaling $28,537. The net federal deferred tax asset was $60,826 and the net state amount was $7,179.
Our gross deferred tax asset of $96,542 consists of assets of $111,330 and liabilities of $14,788. The primary components of our gross deferred tax asset include a timing difference representing the excess of the cumulative provision for loan losses over cumulative net charge-offs of $29,987, goodwill impairment of $29,941, general business credits of $17,738, and $9,560 related to OTTI charges for financial statement purposes not yet deductible for tax return purposes. The benefit associated with net operating loss carryforwards was $10,506 at September 30, 2009. The deferred tax asset associated with net operating loss carryforwards arose in 2009, and therefore expires in 2029. The majority of the 2009 net operating loss will be carried back to 2007.

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
During the first nine months of 2009, we increased our state income tax valuation allowance by $1,656 to $4,836, with $416 of this increase arising during the third quarter. We also recorded a federal income tax valuation allowance of $23,701, with $6,437 recorded in the third quarter and $13,025 recorded during the second quarter. We did not have a federal valuation allowance recorded prior to 2009, but recognized one during the first quarter of 2009 primarily because our estimates of future taxable income declined from the amounts forecasted at December 31, 2008. Those estimates declined further during the second and third quarters of 2009, resulting in additions to the total valuation allowance.
Our estimate of the required valuation allowance is highly dependent upon our estimate of projected levels of future taxable income. Projections carry a degree of uncertainty, particularly for longer-term forecasts. In our case, the amount of uncertainty is increased due to the effects of the economic downturn and estimates for the timing and magnitude of economic recovery, as well as the level of provision for loan losses we have experienced during the last fifteen months. Should the actual amount of taxable income be less than what is projected, it has been, and may continue to be necessary for us to increase our valuation allowance. Given the risk of additional deterioration in our loan and securities portfolios not included in our projections, we stress tested those projections and considered the results of those tests in establishing our federal income tax valuation allowance.
Our process for determining the need and amount of our valuation allowance at September 30, 2009 included the following steps.
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

•
The income before tax amounts were discounted by 15% to reflect the uncertainty contained in the projections. We arrived at this discount amount earlier in 2009 after reviewing the risk of further adverse developments in asset quality in our loan and investment security portfolios. We then combined the adjusted income before tax amount with anticipated permanent and timing differences to determine projected taxable income. We assumed pretax income would increase 4.25% after 2012.

•	The valuation allowance was computed as the total of all of the tax credits included in our deferred income tax inventory, plus net operating loss carryforwards.
The three year time period used at September 30, 2009 to evaluate the net operating loss carryforward compares to a four year period used at June 30, 2009. The reduction takes into account the fact that our current projections for 2010 project less reported and taxable income than what was projected one quarter ago. We currently have a valuation allowance for all of our net operating loss and general business tax credits that are included in our deferred tax asset and are subject to future expiration dates. The remainder of our deferred tax asset consists only of net timing differences and alternative minimum tax credits. The expiration date for timing differences is not determined until those items become deductible for tax purposes. We plan to adjust the three year period, as well as the 15% discount from our projected earnings up or down in the future, depending on the accuracy of our forecasts. This could result in increases or decreases in our valuation allowance. Should our actual and/or projected results in future reporting periods show lower levels of taxable income than what we are currently projecting, we may have to establish an additional allowance against all or a portion of the net timing differences or alternative minimum tax credits remaining in our deferred tax asset at September 30, 2009.
During the first nine months of 2009, our actual net income before tax was significantly less than what we projected the prior quarter. The differences were primarily in the following five areas:
•
We recognized OTTI charges of $21,484 during the first nine months of 2009, while none was originally forecast at December 31, 2008. We did not anticipate the extent of deterioration experienced by some of the trust preferred securities we hold, all of which are tied to the financial results of other financial institutions, specifically as evidenced by the increasing number of deferrals and defaults on those securities. The OTTI charges were partially offset by securities gains of $8,057.

•
We charged off our $17,500 loan to Peoples Community Bancorp Inc. (“Peoples”) due to developments since January 1, 2009. A total of $17,000 was charged off during the second quarter of 2009, with $8,250 of the related provision expense occurring in the same quarter, while the remainder was charged off during the third quarter.

•
The majority of the remainder of the excess of our net loss before tax over our projected loss is within the provision for loan losses, especially in the portion of the allowance determined by using the principles of SFAS 5, Accounting for Contingencies, or the FAS 5 reserve. That portion of the allowance has increased more than anticipated during 2009 as the macro economic factors we utilize in its preparation, in particular real estate values and unemployment rates, have deteriorated more severely than we anticipated. Higher than expected specific reserves and charge-offs for loans in our Chicago and commercial real estate portfolios have also resulted in a higher than expected provision. A higher than anticipated level of non-performing assets has also led to higher loan and other real estate owned expenses than we expected.

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

•
Net interest income was less than the amount projected at December 31, 2008, largely due to near historic lows in the adjustable rate indexes we use to price our earning assets, especially one and three month LIBOR and the national prime lending rate. While declines in LIBOR benefited us on the liability side of our balance sheet, the impact on our earning assets was far greater and impacted us more quickly, since our balance sheet remains asset sensitive. Additionally, the spread between 30 and 90 day LIBOR was at historic levels, which negatively impacted us as our LIBOR based assets tend to be based on 30 day LIBOR and our LIBOR based liabilities tend to be based on 90 day LIBOR. Our forecasts assume some increases in our net interest margin for the foreseeable future from increases in rates and from lower nonperforming assets. These forecasts are in part based on an increase in interest rates beginning in the third quarter of 2010, which will benefit us since we are asset sensitive.

We recognized our initial state valuation allowance during the fourth quarter of 2008 and have increased that allowance in each of the first three quarters of 2009. We also recorded provision for federal income tax valuation allowances in each of the first three quarters of 2009. The following details increases to the valuation allowance recognized in 2008 and 2009:

	Federal	State
Balance at September 30, 2008	$—	$—

Addition	—	3,180

Balance at December 31, 2008	—	3,180

Addition	4,239	776

Balance at March 31, 2009	4,239	3,956

Addition	13,025	464

Balance at June 30, 2009	17,264	4,420

Addition	6,437	416

Balance at September 30, 2009	$23,701	$4,836
The income tax benefit recognized during 2009, net of the related valuation allowance was $9,952. The largest portion of this benefit relates to losses which will be carried back to 2007, in which we had taxable income of $35,214.
Our valuation allowance at September 30, 2009, assumes that we are unable to utilize any of the general business tax credits or net operating losses included in our deferred tax asset. We believe that these adjustments, coupled with the 15% discount to our projected earnings, provide a reasonable estimate for the effects of estimation error or further deterioration in the economy that could affect our borrowers or the issuers of our remaining trust preferred securities. Federal net operating loss and general business credit carryforward periods are twenty years, while our state net operating loss carryforward periods are fifteen years for Indiana and twelve years for Illinois. Our general business credits expire in varying amounts through 2029 and the net operating loss carryforwards expire in 2029.
We consider both positive and negative evidence when determining the need for a valuation allowance. At September 30, 2009, we considered the following negative evidence:
•	we have experienced net losses in each of the last six quarters, and
•
we did not meet our forecasted levels of earnings in each of the first three quarters of 2009, although the difference for the third quarter of 2009 to net income before taxes was significantly less than in the first and second quarters and totaled $2,849, and

•	our intent to defer payment of dividends and distributions on our outstanding securities; and
•	forecasting the pace and amount of improvement in asset quality has been difficult, particularly in the current macroeconomic environment, resulting in lower forecasted levels of earnings in 2010.

The losses we have experienced are largely attributed to the impact of the current recession, including its impact on real estate values and the resulting impact on the banking industry as a whole. Our credit losses have been largely from the Chicago market, which we entered in April 2007 when we acquired Prairie Financial Corporation (“Prairie”) and from loans originated by our Commercial Real Estate Group headquartered in the Cincinnati, Ohio area. Prairie was a highly profitable entity that operated primarily in the residential construction sector. When economic conditions began to deteriorate, it resulted in lower home values and a dramatic slowdown in construction and residential home sales for our borrowers, and ultimately, in increased provisions for loan loss and charge-offs to us.
The acquisition of Prairie was the only acquisition we have executed since 2001 and has clearly negatively impacted our operating results in the areas of our provision for loan losses, our net interest income because of higher nonaccrual loans, loan and collection expense and FDIC insurance expense, due to higher assessment rates. The losses experienced during the last six quarters have also negatively impacted our capital levels. Actions we may take to increase risk-based capital levels include additional sales of earning assets that carry a high risk weighting percentage in our regulatory capital computations, which could impact our earnings.
At September 30, 2009, we also considered the following positive evidence:
•	To the best of our knowledge, we have never had a credit or net operating loss expire.

•
Our core community banking franchise, exclusive of Chicago, has historically been profitable and continues to be profitable and has not been affected by the current economy to the extent our land acquisition and development and commercial real estate based lending operations have. From 2005 to 2007, our earnings per share were $1.56, $1.11 and $1.55, a cumulative three year total of $4.22. Our projected earnings levels in our earnings forecast for 2010 through 2012 assume less than 15% of that three year total for this recovery period, and then a return to more normalized earnings levels.

•
Our valuation allowance assumes that we do not realize any of our general business tax credit or net operating loss carryforwards, despite a 20 year carryforward period for both. Our federal net operating loss carryforwards expire in 2029, while our state net operating losses begin to expire in 2017.

•
The risk of further OTTI charges has been reduced, as unrealized losses in our trust preferred securities portfolio totaled $7,349 at September 30, 2009, down from $7,838 at June 30, 2009. This compares to net unrealized losses in that portfolio of $14,044 at March 31, 2009 and $10,358 at December 31, 2008. Trust preferred securities held in our available for sale portfolio totaled $9,882 at September 30, 2009, compared to $9,393 at June 30, 2009, $23,667 at March 31, 2009 and $28,401 at December 31, 2008. All of the OTTI charges we have recognized since 2007 has been in our trust preferred securities portfolio.

During the third quarter of 2009, for purposes of forecasting, we increased our estimates of future provisions for loan losses and the length of time it will take to reduce our level of non-performing assets to take into account the impact of the economic conditions on our credit quality. We believe that the positive evidence we considered during the third quarter is an indication that our credit position is beginning to stabilize. That evidence, along with improvements we have implemented in our collection and loan workout personnel and processes, increases our level of confidence in our provision forecasts.
Positive evidence that helps support the confidence we have in our credit forecasts includes the fact that our level of delinquencies for loans from the Chicago region were $6,599 at September 30, 2009, which is the lowest level for that portfolio since April 2007, when we acquired the Chicago region. The improvement reflects greater attention managing delinquent accounts, as well as, the reclassification of delinquent loans to nonaccrual status. The Case-Schiller index of residential housing values for July, 2009 showed an increase from the index for June 2009, representing the third consecutive month the index has increased. Negative evidence making it difficult to predict credit performance includes the deterioration we have seen in the residential development and construction area and, to a lesser extent, in the retail construction and development area within our CRE portfolio. As the unemployment rate rises and consumer spending slows, the retail sector has experienced increasing pressure. Delinquencies in the portfolio managed by our CRE group totaled $22,282 at September 30, 2009 compared to $6,299 at June 30, 2009.
Additionally, while our non-performing assets increased during 2009, the rate of increase in our non-performing assets, exclusive of the previously discussed Peoples loan, has slowed. The rate of increase in our non-performing assets was 4.1% and 10.3% for the third and second quarters of 2009, compared to 25.4%, 65.3% and 63.9% for the preceding three quarters, also exclusive of the Peoples loan.
The realization of our deferred income tax asset is not dependent on tax planning strategies or the offset of deferred tax liability. At September 30, 2009, we believe it is more likely than not that we will be able to realize the benefits recorded as a deferred tax asset, net of the valuation allowance provided.

NOTE 8. SHORT-TERM BORROWINGS

	September 30,	December 31,
	2009	2008

Federal funds purchased	$—	$25,000
Securities sold under agreements to repurchase	63,011	88,106
Short-term Federal Home Loan Bank advances	40,000	125,000
Federal Reserve Term Auction Facility (TAF) borrowings	85,000	176,900

Total short-term borrowed funds	$188,011	$415,006

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (“FHLB”) advances. At September 30, 2009, we had sufficient collateral pledged to satisfy the collateral requirements.
At September 30, 2009, we had available federal funds purchased lines of $335,000, however in the current economic environment it is highly unlikely that we would be able to access these unsecured lines.

NOTE 9. LONG-TERM BORROWINGS
Long-term borrowings consist of the following:

	September 30,	December 31,
	2009	2008
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances with maturities at various dates through 2016 (weighted average rate of 2.63% and 3.02% as of September 30, 2009 and December 31, 2008, respectively)	$126,005	$136,009
Amortizing and other advances (weighted average rate of 4.98% as of December 31, 2008)	—	706

Total FHLB Advances	126,005	136,715

Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average rate of 2.11% and 3.30% as of September 30, 2009 and December 31, 2008, respectively)	80,000	100,000

Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	2,937	3,780

Note payable, unsecured, with a floating interest rate equal to one-month LIBOR plus 0.875%, with a maturity date of April 1, 2012	—	18,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par	20,619	20,619

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par	10,310	10,310

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed rate of 2.625%, with a maturity date of March 30, 2012	50,000	—

Other	3,368	3,368

Total long-term borrowings	$361,364	$360,917

Securities sold under agreements to repurchase include $80,000 in variable rate national market repurchase agreements. These repurchase agreements have an average rate of 2.11% with $30,000 maturing in 2012 and $50,000 maturing in 2013. We borrowed these funds under a master repurchase agreement. We must maintain collateral with a value equal to 105% of the repurchase price of the securities transferred. As originally issued, our repurchase agreement counterparty had an option to put the collateral back to us at the repurchase price on a specified date.
During the third quarter, we paid off all of our remaining amortizing advances, incurring debt prepayment penalties of $27.
Also included in long-term borrowings is $126,005 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs. Included in the long-term FHLB borrowings are $40,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Total FHLB advances were collateralized by $221,987 of mortgage loans and securities under collateral agreements at September 30, 2009.
The floating rate capital securities callable at par on July 25, 2011, are also callable at an earlier date, but only upon payment of a premium based on a percentage of the outstanding principal balance. The call is effective at a premium of 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $421 at September 30, 2009.

The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly. Unamortized organizational costs for these securities were $827 at September 30, 2009.
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
Commencing in the fourth quarter of 2009, we intend to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent us from declaring or paying cash distributions on our common or preferred stock or debt securities that rank junior to the subordinated debenture.
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
The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	September 30,	December 31,
	2009	2008
Commitments to extend credit	$504,527	$684,245

Standby letters of credit	20,400	22,320

Non-reimbursable standby letters of credit and commitments	1,660	2,574
NOTE 11. INTEREST RATE CONTRACTS
We adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and have included here the expanded disclosures required by that statement. This statement was subsequently incorporated into ASC Topic 815, “Derivatives and Hedging”.
We are exposed to interest rate risk relating to our ongoing business operations and utilize derivatives, such as interest rate swaps and floors to help manage that risk.
During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate. This rate swap is designated as a fair value hedge. The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR. The variable rate received was 1.2825% at September 30, 2009. The swap expires on or prior to January 5, 2016, and had a notional amount of $4,880 at September 30, 2009.

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

	September 30, 2009			December 31, 2008
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value

Derivatives designated as hedging instruments:
Interest rate contracts	$8,170	$(8,504)	$(334)	$12,080	$(11,835)	$245

Derivatives not designated as hedging instruments:
Mortgage banking derivatives	334	(5)	329	216	(16)	200
We recognized an after tax loss of $384 related to our interest rate contracts in other comprehensive income during the first nine months of 2009, compared to a gain of $127 during the first nine months of 2008.
Income recognized on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, were $186 and $91 for the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, we recognized losses of $10 and $37 from the change in value of our mortgage loan commitments.
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

For three months ended September 30, 2009	Banking	Other	Total
Interest income	$29,172	$30	$29,202
Interest expense	12,304	848	13,152

Net interest income (loss)	16,868	(818)	16,050
Provision for loan losses	18,913	—	18,913
Other income	14,770	57	14,827
Other expense	24,056	313	24,369

Earnings (Loss) before income taxes	(11,331)	(1,074)	(12,405)

Income tax expense (benefit)	2,192	5,138	7,330

Net income (loss)	$(13,523)	$(6,212)	$(19,735)

For nine months ended September 30, 2009	Banking	Other	Total
Interest income	$94,045	$99	$94,144
Interest expense	40,969	2,868	43,837

Net interest income (loss)	53,076	(2,769)	50,307
Provision for loan losses	82,843	—	82,843
Other income	15,264	(5,929)	9,335
Other expense	81,728	1,283	83,011

Earnings (Loss) before income taxes	(96,231)	(9,981)	(106,212)

Income tax expense (benefit)	(14,078)	4,126	(9,952)

Net income (loss)	$(82,153)	$(14,107)	$(96,260)

Segment assets	$3,251,530	$6,795	$3,258,325

For three months ended September 30, 2008	Banking	Other	Total
Interest income	$42,253	$52	$42,305
Interest expense	16,865	1,580	18,445

Net interest income (loss)	25,388	(1,528)	23,860
Provision for loan losses	17,978	—	17,978
Other income	10,120	64	10,184
Other expense	71,843	344	72,187

Earnings (Loss) before income taxes	(54,313)	(1,808)	(56,121)

Income tax expense (benefit)	(22,118)	(676)	(22,794)

Net income (loss)	$(32,195)	$(1,132)	$(33,327)

For nine months ended September 30, 2008	Banking	Other	Total
Interest income	$132,486	$170	$132,656
Interest expense	54,981	5,131	60,112

Net interest income (loss)	77,505	(4,961)	72,544
Provision for loan losses	27,615	—	27,615
Other income	23,700	230	23,930
Other expense	119,613	872	120,485

Earnings (Loss) before income taxes	(46,023)	(5,603)	(51,626)

Income tax expense (benefit)	(20,265)	(2,108)	(22,373)

Net income (loss)	$(25,758)	$(3,495)	$(29,253)

Segment assets	$3,343,706	$13,136	$3,356,842

NOTE 13. REGULATORY CAPITAL
The banking industry is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At September 30, 2009 and December 31, 2008, both our capital ratios and those of the Bank exceeded all minimum regulatory requirements and the Bank met the regulatory guidelines for “well-capitalized” status. It is our goal for the Bank to exceed the requirements for “well-capitalized” status at all times. The Bank has agreed with the Office of the Comptroller of the Currency to develop a plan to increase its total capital ratio to at least 11.5% and its tier 1 leverage ratio to 8% by December 31, 2009.
At September 30, 2009 the total risk based capital ratio for the Bank was 10.20%, an increase of 36 basis points from June 30, 2009. The increase resulted primarily from the sale of securities and reinvestment of those funds into lower risk-weighted assets, the sale of loans to the Bank of Kentucky, targeted declines in loan balances, and capital infusions we made of $9,900, partially offset by the impact of the quarter’s net loss and settlement of intercompany tax liabilities. The Bank’s tier 1 risk-based capital ratio increased 36 basis points to 8.92% and its tier 1 leverage ratio increased 14 basis points to 6.61%. Our total risk based capital ratio increased 2 basis points to 10.44%, our tier 1 risk-based capital ratio decreased 31 basis points to 8.21% and our tier 1 leverage ratio decreased 37 basis points to 6.06%. Our tangible common equity to tangible assets ratio declined 53 basis points to 3.44%.
The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	September 30,	December 31,
	Requirements	Capitalized	2009	2008

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	10.44%	9.75%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	8.21%	7.68%
Tier 1 Capital (to Average Assets)	4.00%	N/A	6.06%	6.41%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	10.20%	10.07%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	8.92%	8.81%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	6.61%	7.37%
Further discussion on regulatory capital ratios can be found in the “Capital Resources and Liquidity” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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
OVERVIEW
The unfavorable economic conditions that have existed since 2007 continued to significantly impact the banking industry and our performance during the third quarter of 2009 as seen by continued lower levels of core earnings, pressure on operating earnings, changes in liquidity and declining credit quality. While the past several months have brought early signs of stabilization, credit quality will remain under pressure until we see meaningful improvement in the economy, especially unemployment.

During the third quarter of 2009, non-performing assets increased $4,633, or 2.2%, compared to an increase of $2,637 or 1.3% during the second quarter of 2009. Our provision for loan losses decreased 41.9% from the second quarter of 2009 to $18,913, while our net charge-offs decreased $6,894 or 24.0%. Our allowance for loan losses to total loans increased 10 basis points to 3.60%, while our allowance, as a percentage of non-performing loans declined 3 basis points to 41.8%. Our credit quality continued to significantly impact our operations in the areas of lower net interest income, a higher provision for loan losses and higher non-interest expense as a result of loan, collection and legal expense. Our focus continues to be on managing our credit, liquidity and capital positions.
During the first and second quarters of 2009, we invested $45,000 of the funds received from the U. S. Department of the Treasury, or Treasury Department, under its Capital Purchase Program, or CPP, into our subsidiary, Integra Bank N.A., or the Bank. This additional capital positively impacted the Bank’s capital ratios and provided additional liquidity to the Bank. During the third quarter of 2009, we made additional capital contributions into the Bank of $9,900 using the CPP funds.
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
The Bank is required to submit written progress reports on a quarterly basis to the OCC and believes it is in compliance with the terms of the agreement at September 30, 2009.
In September 2009, we entered into a memorandum of understanding with the Federal Reserve Bank of St. Louis. Pursuant to the memorandum, we have made informal commitments to, among other requirements use our financial and management resources to assist the Bank in addressing weaknesses identified by the OCC, not pay dividends on outstanding shares or interest or other sums on outstanding trust preferred securities and not incur any additional debt.
On September 2, 2009, we announced an agreement to sell three banking offices located in Crittenden, Dry Ridge and Warsaw, Kentucky to The Bank of Kentucky, Inc. The agreement also included the sale of certain deposit liabilities and assets of our banking offices located in Union and Florence, Kentucky. In this transaction, The Bank of Kentucky will assume approximately $85,000 of deposit liabilities related to the five branches at a premium of approximately $5,200, and buy certain branch-related assets, including at least $35,000 in selected loans at book value, less applicable reserves. All other assets will be sold at their book values. We intend to close the Union and Florence banking offices following the completion of this transaction and seek a buyer for the real estate. This transaction is subject to customary conditions, including regulatory approval for the branch sale. In a separate transaction with The Bank of Kentucky, Inc., we agreed to sell a portfolio of primarily commercial loans originated from our Covington, Kentucky loan production office. During September, 2009, a portion of these commercial loans, totaling $49,545, were sold to The Bank of Kentucky. The loans were sold at a gain of $676. It is anticipated that additional commercial loans related from our Covington, Kentucky loan production office will be purchased by The Bank of Kentucky prior to the closing of the branch purchase transaction, which is expected to close during the fourth quarter of 2009. Approximately $32,000 in additional loans were available to be purchased at the discretion of The Bank of Kentucky at September 30, 2009.
On September 18, 2009, we announced the suspension of cash dividends on our common stock for an indefinite period. The quarterly cash dividend had previously been $0.01 per share.
Beginning in the fourth quarter of 2009, we intend to defer the payment of cash dividends on our outstanding preferred stock, as well as the payment of interest on the outstanding junior subordinated notes related to our trust preferred securities. The terms of the junior subordinated notes and the trust documents allow us to defer payments of interest for up to five years without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. We believe that the suspension of cash dividends on our common and preferred stock and the deferral of interest payments on the junior subordinated notes will preserve approximately $1,800 per quarter (compared with the current level of dividend and interest payments), thereby enhancing our liquidity and our ability to bolster the Bank’s capital ratios. The decision to defer payment of dividends and interest is in line with guidance issued by the Federal Reserve in February 2009, as revised in March 2009 (SR-09-4) related to payment of dividends on common and preferred stock, as well as interest on the subordinated notes underlying trust preferred securities.

The net loss available for common shareholders for the third quarter of 2009 was $20,852, or $1.01 per share, compared to $49,603, or $2.39 per share, for the second quarter of 2009 and $33,327 or $1.62 per share during the third quarter of 2008. The provision for loan losses was $18,913, while net-charge-offs totaled $21,858, or 3.74% of total loans on an annualized basis. Net charge-offs included $1,258 of charge-offs related to a program designed to obtain early repayment of commercial real estate loans. Net charge-offs also included $1,848 of gross charge-offs related to both loans sold during the third quarter of 2009, and loans transferred to loans held for sale at September 30, 2009.
The net loss for the second and third quarters of 2009 include $1,117 and $1,139 of dividends on the preferred shares sold to the Treasury Department in February 2009 under the CPP and discount accretion on the related warrant issued to the Treasury. The net loss for the third quarter also includes securities gains of $6,578, partially offset by trading losses of $1,237, as well as an increase in the income tax valuation allowance associated with our deferred tax asset of $6,853. The net loss for the second quarter included an other-than-temporary securities impairment (OTTI) charge of $20,314, an increase of $13,489 in the income tax valuation allowance, a special 5 basis point FDIC assessment of $1,623 and a $1,407 non-tax deductible mark to market adjustment for the warrant that reduced earnings.
The allowance to total loans increased 10 basis points during the third quarter of 2009 to 3.60% at September 30, 2009, while the allowance to non-performing loans decreased from 45.1% to 41.8%. Non-performing loans increased to $189,897, or 8.61% of total loans, compared to $182,413, or 7.76% at June 30, 2009 and $150,899, or 6.06% of total loans at December 31, 2008. Other real estate owned decreased $2,851 during the quarter, bringing total non-performing assets to $216,332 at September 30, 2009. Total non-performing assets increased $4,633, or 2.2% during the third quarter of 2009.
Net interest income was $16,050 for the third quarter of 2009, compared to $16,774 for the second quarter of 2009. The net interest margin was 2.35%, compared to 2.34% for the second quarter of 2009. Liability costs declined 20 basis points during the quarter, while earning asset yields declined 16 basis points. The decline in earning asset yields and liability costs was in part driven by the impact of the short end of the yield curve, actions we took to improve capital and liquidity, and the increase in non-accrual loans. The decline in net interest income was also driven by a decline in average earning assets of $171,607.
Non-interest income was $14,827 for the third quarter of 2009, compared to $(10,984) for the second quarter of 2009. The third quarter of 2009 included $6,578 of securities gains and $1,237 of trading losses. The second quarter of 2009 included an OTTI charge on securities of $20,314, securities gains from sales of $1,479, and a $1,407 reduction to non-interest income for a mark-to-market adjustment for the Treasury warrant. Deposit service charges increased $300 during the third quarter of 2009 from the second quarter of 2009, while debit card interchange income declined $5.
Non-interest expense was $24,369 for the third quarter of 2009, compared to $29,169 for the second quarter of 2009. Decreases during the third quarter of 2009 compared to the second quarter included debt prepayment penalties of $1,484, personnel expense of $1,374, FDIC insurance of $1,284, professional fees of $358 and low income housing partnership losses of $313. These decreases offset an increase in loan and other real estate owned expense of $657.
Income tax expense for the third quarter of 2009 was $7,330, and included an increase in our income tax valuation allowance of $6,853.
Total assets decreased $87,937 during the third quarter of 2009. During the third quarter, we sold $105,718 of agency issued CMOs, $65,812 of mortgage backed securities, and $54,261 of municipal securities at a gain of $6,578. A portion of the proceeds from these sales were used to purchase $170,651 of GNMA securities, which carry a zero percent risk weight, therefore lowering risk weighted assets and improving our total risk based capital ratios. The repositioning improved the Bank’s total risk based capital ratio by approximately 45 basis points. Total securities decreased $92,156 while total loans decreased $143,811. The decrease in loans included early payoffs from our commercial real estate discount program of $14,576, the sale of $49,545 of commercial loans to The Bank of Kentucky, net charge-offs of $21,858, transfers to loans held for sale of $32,984 and other net paydowns or payoffs totaling $26,696.
This funding created from the decrease in earning assets was used to increase cash and due from banks by $78,938 and short-term investments by $49,201. The remaining funds generated from the decrease in earning assets was used to reduce other sources of funding, including repurchase agreements, by $12,907, and Federal Home Loan Bank advances, by $60,848. These actions reduced our reliance on wholesale funding sources, reduced our risk weighted assets and improved our capital ratios. We have continued to carry a higher than normal amount of short-term liquid funds, which improves our liquidity position, but negatively affected our net interest margin and earnings.

Commercial loan average balances decreased $67,912 in the third quarter of 2009, or 14.9% on an annualized basis. This included declines in construction land and development loan balances of $119,832 and commercial and industrial loans of $18,372, partially offset by an increase in commercial real estate loans of $70,291. The shift out of construction and land development loans to commercial real estate loans reflects the completion of construction for several of the projects securing these loans, net of payoffs and paydowns. Low cost deposit average balances increased $57,103 during the third quarter of 2009 to $1,059,055.
At September 30, 2009, the Bank’s regulatory capital ratios were above the requirements for “well capitalized” status. Integra Bank’s total risk based capital ratio was 10.20%, an increase of 36 basis points from June 30, 2009. The increase was a result of the sale of securities and reinvestment of those funds into lower risk weighted assets, the sale of loans to The Bank of Kentucky, other declines in loan balances, and capital infusions from us of $9,900, partially offset by the impact of the quarter’s net loss, and settlement of intercompany tax liabilities. The Bank’s tier 1 risk based capital ratio increased 36 basis points to 8.92% and its tier 1 leverage ratio increased 14 basis points to 6.61%. Our tangible common equity to tangible assets ratio declined 53 basis points to 3.44%.
Our plan for the fourth quarter of 2009 continues to include the following key priorities:
•	improving our regulatory capital levels;

•	stabilizing and then improving our credit profile (as measured by non-performing assets);

•	returning to profitability;

•	growing core deposits faster than loans;

•	improving our efficiency, primarily through continued execution of our profit improvement program and ongoing expense management; and

•	enhancing liquidity at the parent company level by suspending dividends and distributions on our outstanding securities.
CRITICAL ACCOUNTING POLICIES
On April 9, 2009, the FASB amended the guidance for determining OTTI on debt securities. We adopted this position effective April 1, 2009, and reversed $1,250 for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $778, net of tax of $472, as of April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the second quarter of 2009 was $20,314. The amount of OTTI that would have been recognized in income for the period under prior guidance would have been $20,334.
There have been no other changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.
NET INTEREST INCOME
Net interest income decreased $7,810, or 32.7% to $16,050 for the three months ended September 30, 2009, from $23,860 for the three months ended September 30, 2008 and $22,237, or 30.7%, to $50,307 for the nine months ended September 30, 2009, from $72,544 for September 30, 2008. The net interest margin for the three months ended September 30, 2009, was 2.35% compared to 3.22% for the same three months of 2008, while the margin for the nine months ended September 30, 2009 was 2.36%, as compared to 3.29% for the nine months ended September 30, 2008. The yield on earning assets decreased 141 basis points to 4.22% for the third quarter of 2009, compared to the same quarter in 2008, while the cost of interest-bearing liabilities decreased 81 basis points to 1.86%.

The primary components of the changes in margin and net interest income to the third quarter of 2009 as compared to the third quarter of 2008 were as follows:
•
Average loan yields decreased 152 basis points to 4.18% for the quarter ended September 30, 2009, from 5.70% in the quarter ended September 30, 2008, led by a decrease in commercial loan yields, including loan fees of 174 basis points to 3.62%. Commercial loan yields fell as loans repriced in response to declines in prime and LIBOR. At September 30, 2009, approximately 38% of our variable rate loans are tied to prime, 52% to LIBOR and 10% to other floating rate indices. During the twelve months ended September 30, 2009, the national prime lending rate declined 175 basis points, while one and three month LIBOR declined 376 and 387 basis points, respectively. Approximately 60% of our loans were variable rate at September 30, 2009. Commercial loan yields also declined in large part because of the increase in non-performing loans we experienced during the past four quarters. The impact of total non-performing assets on the net interest margin has increased since early 2008, and was 44 basis points for the third quarter of 2009.

•
Changes in our earning asset mix adversely impacted both the net interest margin and net interest income, as average balances for higher yielding earning assets have declined more quickly than lower yielding assets. Total average commercial loan balances decreased $30,444, or 1.7% from the year ago quarter, while the average balance of higher yielding residential mortgage loan balances decreased $57,257, or 25.0%, as did the average balance of higher yielding securities, which decreased $174,878, or 31.1%. The higher percentage of commercial loans positively impacted our net interest margin for the first part of 2008, but has negatively impacted it since then reflecting the declines in prime and LIBOR rates and higher average balances of non-accrual loans. Total commercial loan average balances represented 62.6% of total earning assets in the third quarter of 2009, up from 58.5% for the third quarter of 2008. The 174 basis point decline in commercial loan yields for the third quarter of 2009 outpaced declines in more stable residential mortgage loans and securities yields of 67 and 70 basis points, respectively. In addition, we took steps to increase our liquidity and as a result, average cash and cash equivalent balances increased by $337,314. The increase in these cash reserves also had a negative impact on the net interest margin.

•
The decline in interest rates throughout the second half of 2008 and the first nine months of 2009 resulted in lower liabilities costs. The average rate paid on interest bearing liabilities was 1.86% for the third quarter of 2009, a 81 basis point decline from the third quarter of 2008. Time deposit rates declined 79 basis points and money market rates declined 78 basis points. Savings deposit rates increased 35 basis points, leading to higher average balances. The average rate paid on sources of funds other than time and transaction deposits, which include repurchase agreements, Federal Home Loan Bank or FHLB advances and other sources, decreased from 3.18% to 1.92% for the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008. Changes in funding sources included borrowings under the Federal Reserve’s Term Auction Facility, or TAF, which averaged $83,370 during the third quarter of 2009 compared to none during the third quarter of 2008, the borrowing we executed in the first quarter of 2009 of $50,000 under the FDIC’s Temporary Loan Guaranty Program, or TLGP, and increases in savings and time deposit average balances of $214,924 and $30,148. These increases were partially offset by declines in FHLB advances of $131,135, money market deposits of $63,687, federal funds purchased of $55,880, and repurchase agreements of $44,916.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/
For Three Months Ended September 30,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$46,270	$272	2.33%	$8,726	$26	1.21%
Loans held for sale	8,977	89	3.97%	5,460	88	6.46%
Securities	386,384	4,257	4.42%	561,511	7,192	5.12%
Regulatory Stock	29,137	337	4.63%	29,182	385	5.27%
Loans	2,319,141	24,669	4.18%	2,434,064	35,267	5.70%

Total earning assets	2,789,909	$29,624	4.22%	3,038,943	$42,958	5.63%

Allowance for loan loss	(81,746)			(33,023)
Other non-earning assets	641,296			371,341

TOTAL ASSETS	$3,349,459			$3,377,261

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$772,901	$1,684	0.86%	$566,259	$1,275	0.90%
Money market accounts	303,573	943	1.23%	367,260	1,855	2.01%
Certificates of deposit and other time	1,157,820	7,729	2.65%	1,127,672	9,758	3.44%

Total interest-bearing deposits	2,234,294	10,356	1.84%	2,061,191	12,888	2.49%

Short-term borrowings	203,646	268	0.52%	326,742	1,995	2.39%
Long-term borrowings	366,917	2,528	2.70%	358,859	3,562	3.88%

Total interest-bearing liabilities	2,804,857	$13,152	1.86%	2,746,792	$18,445	2.67%

Non-interest bearing deposits	286,154			283,836
Other noninterest-bearing liabilities and shareholders’ equity	258,448			346,633

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,349,459			$3,377,261

Interest income/earning assets		$29,624	4.22%		$42,958	5.63%
Interest expense/earning assets		13,152	1.87%		18,445	2.41%

Net interest income/earning assets		$16,472	2.35%		$24,513	3.22%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $319 and $587 for 2009 and 2008, respectively
Federal tax equivalent adjustments on loans are $103 and $66 for 2009 and 2008, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/
For Nine Months Ended September 30,	Balances	& Fees	Cost	Balances	& Fees	Cost

EARNING ASSETS:

Short-term investments	$15,948	$539	4.52%	$6,675	$94	1.89%
Loans held for sale	9,274	319	4.59%	5,969	281	6.28%
Securities	487,110	17,570	4.81%	602,611	23,245	5.14%
Regulatory Stock	29,143	1,015	4.64%	29,181	1,170	5.34%
Loans	2,392,606	76,328	4.23%	2,381,814	109,924	6.09%

Total earning assets	2,934,081	$95,771	4.36%	3,026,250	$134,714	5.94%

Allowance for loan loss	(76,661)			(30,212)
Other non-earning assets	596,450			378,329

TOTAL ASSETS	$3,453,870			$3,374,367

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$700,643	$4,791	0.91%	$555,788	$3,715	0.89%
Money market accounts	321,987	3,289	1.37%	383,152	6,661	2.32%
Certificates of deposit and other time	1,222,809	26,222	2.87%	1,107,482	31,755	3.83%

Total interest-bearing deposits	2,245,439	34,302	2.04%	2,046,422	42,131	2.75%

Short-term borrowings	271,951	1,614	0.78%	311,886	6,116	2.58%
Long-term borrowings	369,878	7,921	2.82%	378,140	11,865	4.12%

Total interest-bearing liabilities	2,887,268	$43,837	2.03%	2,736,448	$60,112	2.94%

Non-interest bearing deposits	291,005			280,754
Other noninterest-bearing liabilities and shareholders’ equity	275,597			357,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,453,870			$3,374,367

Interest income/earning assets		$95,771	4.36%		$134,714	5.94%
Interest expense/earning assets		43,837	2.00%		60,112	2.65%

Net interest income/earning assets		$51,934	2.36%		$74,602	3.29%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $1306 and $1,894 for 2009 and 2008, respectively
Federal tax equivalent adjustments on loans are $321 and $164 for 2009 and 2008, respectively.

NON-INTEREST INCOME
Non-interest income increased $4,643 to $14,827 for the quarter ended September 30, 2009, compared to $10,184 from the third quarter of 2008. The primary contributor to the increase in non-interest income from the third quarter of 2008 to the third quarter of 2009 was the gain of $6,578 we recognized from the sale of $255,791 of securities. A portion of the proceeds from these sales were used to purchase $170,651 of GNMA securities, which carry a zero percent risk weight for regulatory capital requirements, thereby reducing the amount of risk weighted assets and improving total risk-based capital ratios. The repositioning improved the Bank’s total risk-based capital ratio by approximately 45 basis points. The third quarter of 2008 included $13 of securities gains. We also recognized a $676 gain on the sale of $49,545 of loans. The primary items partially offsetting this increase were as follows:
•
The third quarter of 2009 included trading losses of $1,237, compared to none during the third quarter of 2008. These losses included a loss of $1,268 on a Colonial BancGroup trust preferred CDO, on which we had previously taken OTTI charges of $5,656 during the second quarter of 2009. The security was sold during the third quarter of 2009.

•	Deposit service charges declined $549, or 9.33% for the third quarter of 2009, in part due to the sale of five banking centers during the first quarter of 2009, including $50,796 of deposits.
•
Bank owned life insurance includes a loss on the transfer of $63,150 of our bank owned life insurance to bank owned life insurance held for surrender or sale. During the third quarter of 2009, we evaluated the potential sale or surrender of our policies, primarily for the purposes of reducing regulatory higher risk-weighted assets and improving our regulatory capital ratios. In October 2009, we made the decision to sell $40,048 of these policies and to surrender $23,102 of them. As a result, we recorded the expected loss on sale of $788, as well as an estimate of the surrender penalty of $241 at September 30, 2009. The penalty was recorded in tax expense and cannot be offset by a net operating loss. We also recorded tax expense totaling $5,603 on the taxable gain on sale and the taxable gain on the surrender.

Debit card interchange fees of $1,368 were $10, or 0.7%, more than the third quarter of 2008, while annuity income of $273 was $50, or 22.3% higher.
Non-interest income for the nine months ended September 30, 2009, was $9,335, a decrease of $14,595 from the nine months ended September 30, 2008. The primary components of the difference include an increase in OTTI charges of $15,182, the fair value adjustment on the Treasury Warrant of $6,145, a decline in trading income of $1,323, declines in deposit service charges and annuity income of $859 and $526, and the mark-to-market adjustment on bank owned life insurance of $788 partially offset by higher gains on the sale of securities of $8,017, gains on the sale of five banking offices during the first quarter of 2009 of $2,549 and loan sale gains of $676.
NON-INTEREST EXPENSE
Non-interest expense decreased $47,818 to $24,369 for the quarter ended September 30, 2009, compared to $72,187 for the third quarter of 2008. The third quarter of 2008 included a $48,000 goodwill impairment charge. Major components of the remaining change in non-interest expense from the third quarter of 2008 to the third quarter of 2009 are as follows:
•
FDIC insurance premiums increased $1,558 to $1,721, as rates charged by the FDIC increased substantially, our insured deposit balances increased and our one-time credit was fully utilized during the first quarter of 2009.

•
Loan and other real estate owned expenses increased $1,675 to $2,545, as writedowns taken on other real estate owned properties increased $1,860 to $2,179 during the third quarter of 2009. Loan expenses include loan collection costs, costs incurred to maintain other real estate owned and deferred origination costs. The primary component of the loan collection and real estate owned collection costs are the accrual of real estate taxes for properties we own or for properties securing non-performing loans.

•
Personnel expense declined $1,938, or 16.0%. The decrease included declines in salaries of $1,133, or 12.5%, 401(k) plan expense of $302, medical insurance of $253, or 27.3%, and incentives of $213, or 36.8%. The decline in salaries is due to the sale of five banking centers in the first quarter of 2009, as well as a reduction in work force that occurred during the second and third quarters of 2009 as part of our profit improvement program. The reduction in 401(k) plan expense reflects the suspension of our matching 401(k) contribution in an effort to control personnel expense.

•	Low income housing project operating losses declined $395, or 71.1%, as actual losses were less than those projected in earlier periods.
•	Professional fees increased $309, or 22.2%, consisting of higher legal fees of $340, offset by net decreases in other areas.
•
Occupancy and equipment expenses declined $273, or 10.4%, and $225, or 23.1%, respectively, in part due to the first quarter sale of five banking centers and also due to a lower level of capital expenditures.

Non-interest expense for the nine months ended September 30, 2009, was $83,011, a decrease of $37,474, or 31.1% from the nine months ended September 30, 2008. The primary components of the decrease include the third quarter 2008 goodwill impairment charge of $48,000, decreases in personnel expense of $3,142 and low income housing operating losses of $606, and lower occupancy and equipment expenses of $415 and $450. Partially offsetting these decreases were increases in loan and other real estate owned expenses of $8,129, FDIC insurance of $5,359, professional fees of $1,561 and debt prepayment penalties of $1,538. The decrease in personnel expense consists of decreases in salaries of $1,542, incentives of $884, 401(k) expense of $698 and post retirement expense of $356, partially offset by increases in deferred personnel costs of $463 and severance of $676. The increase in loan and other real estate owned expenses includes increases in loan and collection and repossession expense of $3,326, other real estate owned writedowns of $2,783 and other real estate owned expenses of $1,723.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) was $7,330 and $(9,952) for the three months and nine months ended September 30, 2009, respectively, compared to $(22,794) and $(22,373) for the same period in 2008.
Tax expense for the third quarter of 2009 included an addition to the income tax valuation allowance of $6,853, as more fully explained in Note 6 to the unaudited consolidated financial statements.
In October 2009, we made the decision to sell $40,048 of our bank owned life insurance policies and to surrender $23,102 of additional policies. As a result, we recorded the expected loss on sale of $788, as well as an estimate of the surrender penalty of $241 at September 30, 2009. The penalty was recorded in tax expense and cannot be offset by a net operating loss. We also recorded tax expense totaling $5,603 on the taxable gain on sale and the taxable gain on the surrender.
FINANCIAL POSITION
Total assets at September 30, 2009 were $3,258,325 compared to $3,357,100 at December 31, 2008.
SECURITIES
The securities portfolio represents our second largest earning asset after commercial loans and serves as a source of liquidity. Investment securities available for sale were $342,240 at September 30, 2009, compared to $561,739 at December 31, 2008, and are recorded at their fair values. The fair value of securities available for sale on September 30, 2009, was $3,408 lower than the amortized cost, as compared to $12,914 lower at December 31, 2008.
Trading securities at September 30, 2009, consist of two U.S. treasury securities valued at $13,115 and four trust preferred securities valued at $122. During the third quarter of 2009, we recorded trading losses of $1,237, compared to none during the third quarter of 2008. These losses included a loss of $1,268 on a Colonial BancGroup trust preferred security on which we had previously taken OTTI charges of $5,656 during the second quarter of 2009.
REGULATORY STOCK
Regulatory stock includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and FHLB stock. From time-to-time, we purchase or sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. The balance of regulatory stock was $29,124 at September 30, 2009, compared to $29,155 at December 31, 2008.
LOANS HELD FOR SALE
Loans held for sale represent approximately 1.3% of total assets and increased to $41,253 at September 30, 2009, from $5,776 at December 31, 2008. Loans held for sale consist of residential mortgage loans sold to the secondary market of $8,956 and commercial loans available for sale of $32,297 and are valued at the lower of cost or market in the aggregate.
LOANS
Loans, net of unearned income, at September 30, 2009, totaled $2,205,661 compared to $2,490,243 at year-end 2008, reflecting a decrease of $284,582, or 11.4%. The decrease was driven primarily by decreases in construction and land development loans of $185,126, commercial, industrial and agricultural loans of $148,495, residential mortgage loans of $57,372 and consumer loans of $18,442, partially offset by an increase in commercial real estate mortgage loans of $122,250. The shift out of construction and land development loans to commercial mortgage loans reflects the completion of construction for several of the projects securing these loans, net of payoffs and paydowns.
Residential mortgage loan average balances declined 24.1% on an annualized basis and are expected to continue to decline during the remainder of 2009 because we sell substantially all originations to a private label provider on a servicing released basis. We evaluate our counterparty risk with this provider on a quarterly basis by evaluating their financial results and the potential impact to our relationship with them of any declines in financial performance. If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products and these types of products do not have a material impact on our operations. The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio. Loans with private mortgage insurance comprise only a small portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.

Home equity lines of credit, or HELOC loan average balances increased only $104 from 2008. HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence. Increases in second and third quarter average balances of $107 and $3,410 were offset by a decline during the first quarter of 2009.
The average balance of indirect consumer loans declined $4,694, or 25.8% annualized during the third quarter of 2009, as expected, since we exited this line of business in December 2006. These loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets. Indirect loans at September 30, 2009, were $65,456 compared to $79,128 at December 31, 2008.
Commercial loan average balances for the third quarter of 2009 decreased $67,913, or 14.8% annualized from the second quarter of 2009. The decrease in commercial loan average balances during the third quarter of 2009 included decreases in construction and land development loans of $119,832, offset by an increase in commercial mortgage loans of $70,291. The shift out of construction and land development loans to commercial mortgage loans reflects the completion of construction for several of the projects securing these loans, net of payoffs and paydowns. Commercial and industrial, or C&I loan average balances decreased $18,372, or 14.4% annualized during the third quarter of 2009. During the third quarter of 2009, a total of $49,545 of commercial loans were sold to the Bank of Kentucky for a gain of $676. This transaction is discussed in detail in Note 5 to the consolidated financial statements.
We manage our non-owner occupied commercial real estate, or CRE portfolio through three areas. The non-owner occupied CRE portfolio totaled $1,021,370 at September 30, 2009, with $694,659 managed by our CRE group headquartered in the Cincinnati, Ohio area, $231,798 managed by our Chicago region, and $94,913 managed in our other markets. Our largest property-type concentration is in retail projects at $263,199, or 25.8%, of the total non-owner occupied CRE portfolio, which includes direct loans or participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers such as Walgreens, Sherwin Williams and Advance Auto Parts, for regional shopping centers with national and regional tenants and for smaller local shopping centers. Our second largest concentration is multifamily at $199,433, or 19.5% of that portfolio. Our third largest concentration is for land acquisition and development at $152,812, or 15.0% of the total, which represents both commercial development and residential development. Finally, our fourth largest concentration at $122,021, or 11.9%, is to the single-family residential development and construction category, 65.6% of which is in the Chicago area. No other category exceeds 8% of our non-owner occupied CRE portfolio.
Of the total non-owner occupied CRE portfolio, 45.2%, or $461,173, is classified as construction. At September 30, 2009, $749,389, or 73.4%, of the non-owner occupied CRE portfolio is located in our core market states of Indiana, Kentucky, Illinois and Ohio. The three largest concentrations outside of our core market states are $65,763, or 6.4%, located in Florida, $29,870, or 2.9%, located in Nevada, and $29,684, or 2.9%, located in Georgia. Non-owner occupied CRE non-performing loans in our core market states of Indiana, Kentucky, Illinois and Ohio totaled $128,984 at September 30, 2009, with another $20,016 located in Florida, $2,833 located in North Carolina out of a total of $20,094, and none in Nevada or Georgia. A total of $6,044 of our non-performing CRE loans at September 30, 2009 were located in South Carolina, in which we had $7,161 of loans outstanding. The majority of projects located outside of Indiana, Kentucky, Illinois and Ohio are with developers located in or with a major presence in our four-state area that have developed or are developing properties in other states. We do not provide non-recourse financing.
The decline in our C&I portfolio, coupled with the planned decline in our indirect consumer and residential mortgage loan portfolio, has increased the level of our concentration risk to non-owner occupied CRE. The balance in our non-owner occupied CRE portfolio was $1,021,370, or 46.3% of the total loan portfolio at September 30, 2009, compared to $1,091,499, or 43.8% of the total loan portfolio at December 31, 2008.
We require a higher level of approval authority for larger relationships. Any new relationship in excess of $10,000 specifically requires the approval of the Chief Executive Officer and the Chief Credit and Risk Officer. During the third quarter of 2009, we did not add any new relationships with commitments in excess of $10,000.
The growth in our non-owner occupied CRE portfolio from 2007 to 2009 is attributable, in part, to the disruption of the permanent financing market, which has made it more difficult for borrowers to refinance completed and stabilized projects on a permanent basis. During the third quarter of 2008, we discontinued pursuing new non-owner occupied CRE opportunities, regardless of property type. Our balances continued to grow during the first quarter of 2009, as we funded against committed credit facilities, although the rate of growth declined significantly from 2008 and 2007 growth rates. During the second and third quarters of 2009, the non-owner occupied CRE portfolio declined, as paydowns, payoffs and charge-offs outpaced additional fundings.
During the second and third quarters of 2009, we offered a discount to some of our CRE customers in exchange for early repayment. We did this to reduce our concentration in commercial real estate, which in turn reduces our credit risk and improves our regulatory capital ratios. The discounts are reflected as charge-offs at the time the payments are received. The provision for loan loss recorded as payments are received is the difference between the discount given and the reserves for those credits already included in the allowance for loan losses. Net charge-offs for this program totaled $896 and $1,258 during the second and third quarters of 2009, while payoffs or paydowns totaled $16,665 and $14,576, respectively. This program ended on September 30, 2009.

We expect to take additional measures to reduce the size of our CRE loan portfolio.
Loan balances managed by our CRE group headquartered in Cincinnati were $774,280 at September 30, 2009, compared to $775,812 at December 31, 2008. This included growth, net of payoffs of $13,210, and charge-offs of $14,742. Non-performing loans for this portfolio were $70,610, compared to $40,437 at December 31, 2008, while past due loans were 2.88% of total loans, up from 0.41% at December 31, 2008.
Loan balances in Chicago were $305,557 at September 30, 2009, compared to $351,749 at December 31, 2008. This included loan payoffs, net of growth of $21,266, and net charge-offs of $24,926. Non-performing loans for this portfolio were $104,966, compared to $83,125 at December 31, 2008, while past due loans were 2.16% of total loans, down from 12.82% at December 31, 2008.
Loans delinquent 30-89 days were $36,112, or 1.64% of total loans at September 30, 2009, compared to $19,892, or 0.85% of at June 30, 2009 and $64,947 or 2.61% at December 31, 2008. Delinquent loans include $27,401 of CRE loans, or 2.14% of that portfolio, $3,531 of C&I loans, or 0.99% of that portfolio, $1,514 of residential mortgage loans, or 0.90% of that portfolio, and $3,667 of consumer and HELOC loans, or 0.92% of that portfolio.
The delinquency levels we have experienced for loans from the Chicago region since 2008 reflect the downturn in the Chicago real estate market. Our Chicago delinquencies totaled $6,599 at September 30, 2009, compared to $6,710 at June 30, 2009, which is the lowest level for that portfolio since April 2007, when we acquired the Chicago region. The improvement reflects greater attention managing delinquent accounts, as well as, the reclassification of delinquent loans to nonaccrual status. We expect that delinquency levels in Chicago will continue to be an area of risk and could increase until that market improves.
In addition to difficulties in our Chicago portfolio, we expect that difficulties in loans managed by our CRE group will continue to be an area of risk. We have seen deterioration in that portfolio in the residential development and construction area and, to a lesser extent, in the retail construction and development area. As the unemployment rate rises and consumer spending slows, the retail sector has experienced increasing pressure. We continue to watch this portfolio very closely and are conducting periodic portfolio reviews. In addition, as described earlier, we provided discounts totaling $2,154 to some of our CRE customers in exchange for early repayments of $31,241 during the second and third quarters of 2009 in order to further reduce the size of our CRE portfolio. Delinquencies in the portfolio managed by our CRE group totaled $22,282 at September 30, 2009 compared to $6,299 at June 30, 2009.
We have limited exposure to shared national credits. Our total outstanding amount of shared national credits, which are any loans or loan commitments of at least $20,000 that are shared by three or more supervised institutions, was $43,850 at September 30, 2009. Of this amount, $10,159, or 23.2% was classified as non-performing.
LOAN PORTFOLIO

	September 30,	December 31,
	2009	2008
Commercial, industrial and agricultural loans	$599,951	$748,446
Economic development loans and other obligations of state and political subdivisions	26,574	24,502
Lease financing	5,524	5,397

Total commercial	632,049	778,345
Commercial real estate
Commercial mortgages	558,886	436,336
Construction and development	456,334	641,460

Total commercial real estate	1,015,220	1,077,796

Residential mortgages	252,025	309,397
Home equity	171,345	171,241
Consumer loans	135,022	153,464

Total loans	$2,205,661	$2,490,243

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
Under our Credit Risk Policy, we charge off loans to the allowance as soon as a loan or a portion thereof is determined to be uncollectible, and we credit recoveries of previously charged off amounts to the allowance. At a minimum, charge-offs for retail loans are recognized in accordance with OCC 2000-20, the Uniform Retail Credit Classification and Account Management Policy. We charge a provision for loan losses against earnings at levels we believe are necessary to assure that the allowance for loan losses can absorb probable losses.
The allowance for loan losses was $79,364 at September 30, 2009, representing 3.60% of total loans, compared with $64,437 at December 31, 2008, or 2.59% of total loans and $82,309 at June 30, 2009, or 3.50% of total loans. The allowance for loan losses to non-performing loans ratio at September 30, 2009, was 41.8%, compared to 42.7% at December 31, 2008 and 45.1% at June 30, 2009. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination. We believe that our allowance at September 30, 2009, appropriately considers the expected loss in our loan portfolio at that date. The provision for loan losses was $18,913 for the three months ended September 30, 2009 and $82,843 for the nine months ended September 30, 2009, compared to $17,978 and $27,615 for the three and nine months ended September 30, 2008.
Net charge-offs of $21,858 exceeded the provision of $18,913 by $2,945 during the third quarter of 2009. Annualized net charge-offs to average loans were 3.74% for the quarter, compared to 1.31% for the third quarter of 2008. Net charge-offs during the third quarter of 2009 included $17,717 of CRE loans, of which $15,617 was for non-owner occupied CRE loans and $1,258 was from the previously mentioned discount program, $2,367 of C&I loans, $590 of HELOC loans, $430 of indirect consumer loans and $259 for direct consumer loans, while the remaining $495 came from various other loan categories. Charge-offs from the Chicago portfolio totaled $10,856, while net charge-offs from the CRE group’s loan portfolio totaled $7,178. The majority of the charge-offs from Chicago and the CRE group relates to the residential development and construction area. Three charge-offs exceeded $1,000 and were incurred on accounts which previously had been identified as problem loans. The largest charge-off was $2,502 and represents a partial write-down due to a valuation decline on a loan secured by a vacant retail building in northern Ohio. The loan has been on non-accrual since the first quarter of 2009 and the charge-off was specifically reserved for in the allowance for loan losses at June 30, 2009. The second largest charge-off was $2,055 and represents a partial write-down due to a valuation decline on a loan secured by a condominium project in South Carolina. The loan has been on non-accrual since the third quarter of 2008 and the charge-off was covered by a specific reserve in place at June 30, 2009. The third loss was $1,262 and resulted from charging off a loan in the Chicago area secured by junior mortgages on vacant land and a nine unit apartment building. This loan had been placed on non-accrual in the fourth quarter of 2008 and the loss was covered by a specific reserve in place at June 30, 2009. Approximately 63% of our charge-offs were covered by specific reserves within the allowance for loan losses at June 30, 2009. Net charge-offs included $1,848 of gross charge-offs related to both loans sold during the third quarter of 2009, and loans transferred to loans held for sale at September 30, 2009. Excluding the $1,258 of charge-offs related to the CRE discount program, net charge-offs totaled $20,600, or $1,687 more than the third quarter provision for loan losses.
The provision of $18,913 was less than the provision recorded for the second quarter of 2009 due to a number of factors including the decline in our loan portfolio, the continued stabilization of loans 30-89 days delinquent, the stabilization of housing values in Chicago as reflected in the Case-Schiller index for the months of May, June and July, and an improvement in the foreclosure rate in much of our footprint. In evaluating our allowance for loan losses, we look at a variety of factors. First, we identify impaired loans against which we calculate specific reserves based primarily on collateral values. Second, we group the remaining portfolio, net of impaired loans for which we calculate a specific reserve, into 26 homogenous pools. For each of these pools, we calculate a base loss rate based on historical loss information over a rolling 21 quarter period. These base loss rates then are adjusted to reflect the current conditions of each pool as well as current economic conditions. Adjustments are made based upon quantitative factors including the level of loans 60 or more days delinquent and accruing, various portfolio concentration factors such as market location and Chicago housing value indices, regional unemployment, foreclosure and bankruptcy statistics and for various qualitative factors. The adjusted loss rates then are applied against each homogenous pool in order to arrive at the reserve required for each pool. Finally, we maintain a portion of the reserve as unallocated to protect against collateral value declines, formula or modeling errors and subsequent events.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$82,309	$31,780	$64,437	$27,261
Loans charged off	(22,396)	(8,456)	(69,226)	(14,337)
Recoveries	538	464	1,310	1,227
Provision for loan losses	18,913	17,978	82,843	27,615

Ending balance	$79,364	$41,766	$79,364	$41,766

Percent of total loans	3.60%	1.70%	3.60%	1.70%

Annualized % of average loans:
Net charge-offs	3.74%	1.31%	3.80%	0.74%
Provision for loan losses	3.24%	2.94%	4.63%	1.55%
As previously disclosed, we extended a $17,500 secured line of credit to Peoples Community Bancorp, Inc. of Cincinnati, Ohio, (Peoples), which matured on June 30, 2008. On July 31, 2009, Peoples’ primary regulator declared its savings association subsidiary insolvent, and appointed the Federal Deposit Insurance Corporation as receiver, which sold the assets and transferred the deposits of the subsidiary to an unrelated third party. We charged-off $17,000 of the loan in the second quarter of 2009. During the third quarter of 2009, we charged-off the remaining $500 balance.
Our largest non-performing relationship of $12,568 is with a builder in the Chicago area. This relationship is secured by multiple properties, including for-sale residential units, rental units and residential lots. The borrower is cooperative and we are working with him to reduce the level of his exposure. Loans within this relationship were put on non-accrual status throughout 2009 and new appraisals on each of the properties securing this relationship were obtained in 2009. The second largest relationship with a commitment of $10,000 and an outstanding balance of $6,592 is a participation in a large construction loan for a mixed-used retail and office development in the Cincinnati, Ohio area. This project has been plagued by significant cost overruns and construction has been halted. The bank group is working with the developer, guarantors and mechanics liens holders to restructure the loan with additional equity in order to resume construction. This loan was put on non-accrual status in April 2009. The most recent appraisal for this property was obtained in August 2009. The third largest nonperforming relationship with a commitment and balance of $9,900 is with a Louisville, Kentucky-area developer and is secured by 4,700 acres of land in Volusia County, Florida. The loan was placed on non-accrual due to its delinquency at September 30, 2009. The most recent appraisal is dated May 2005 and reflects a 21% loan to value percentage. An internal evaluation was completed in December 2008 which reflected a revised loan-to-value of 35%. A new appraisal has been ordered and is expected to be received during the fourth quarter of 2009. The fourth largest non-performing relationship with a commitment of $6,982 and a balance of $6,625 is with a residential builder and developer in Bloomington, Indiana. This relationship is secured by a mixture of residential units and lots and by a commercial building and commercial lots. The relationship was placed on non-accrual in June 2009. New appraisals on the residential lots and condo units were obtained in July 2009, while the commercial building was last appraised in January 2007 and the commercial lots in October 2008. New appraisals have been ordered on the commercial properties. The fifth largest non-performing relationship with a balance of $6,188 is secured by multiple residential properties in the Chicago area. The components of this relationship were placed on non-accrual throughout 2009 and new appraisals on each of the properties securing the loans have been obtained during 2009.
The majority of the remainder of our commercial non-performing loans are secured by one or more residential properties in the Chicago area, typically at an 80% or less loan to value ratio at inception. The Chicago residential real estate market continued to experience low levels of sales activity and declines in housing prices. The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 23.9% from the peak of the index in September 2006 to the most recent index for July 2009, as published in September 2009. The index for July showed an increase from the index for June, representing the third consecutive month the index has increased. The Zillow index for the second quarter of 2009 showed a decline of 23.6% from its peak during the second quarter of 2006. On a year-over-year basis, the Zillow index shows a decline of 13.6% for all homes, with a 13.6% decline for single family housing and a 13.2% decline for condominiums. New appraisals we have obtained for existing loans have been consistent generally with the declines indicated by Case-Schiller and Zillow. Should sales levels and values in Chicago not improve further in the remainder of 2009 and in 2010, it is likely that we would experience further deterioration.
Impaired loans totaled $182,757 at September 30, 2009, compared to $142,496 at December 31, 2008. A total of $125,010 of impaired loans at September 30, 2009, had a related specific reserve within the allowance for loan loss, compared to $141,301 at December 31, 2008. The total amount of specific reserves for impaired loans included in the allowance for loan losses was $26,700 at September 30, 2009, compared to $24,561 at December 31, 2008.

Other real estate owned increased to $26,435 at September 30, 2009, compared to $19,396 at December 31, 2008, again, due largely to our CRE portfolio. The ratio of non-performing assets to total loans and other real estate owned increased to 9.69% at September 30, 2009, compared to 6.79% at year end 2008 and 8.90% at June 30, 2009. Approximately 57.5%, or $124,453, of our total non-performing assets are in our Chicago region and 35.0%, or $75,699, are in our CRE group. These assets represent approximately 38% of the total loans and other real estate owned in our Chicago region and almost 10% of our total loans and other real estate owned in our CRE group.
Total non-performing loans at September 30, 2009, consisting of non-accrual and loans 90 days or more past due, were $189,897, reflecting increases of $38,998 from December 31, 2008 and $7,484 from June 30, 2009. Non-performing loans were 8.61% of total loans, compared to 6.06% at December 31, 2008 and 7.76% at June 30, 2009. Of the non-performing loans, $174,005 are in our commercial real estate portfolio and $8,752 are commercial and industrial, while the balance consists of homogenous 1-4 family residential and consumer loans.
Our residential builder business is located primarily in Chicago and within our CRE group. Non-performing CRE loans at September 30, 2009, totaled $174,005, of which $132,742 was for residential real estate related projects. Of this total, $90,653 was from Chicago and $40,105 from our CRE line of business. The Chicago non-owner occupied commercial real estate portfolio had commitments of $235,824 and outstanding balances of $231,798 at September 30, 2009. The Chicago portfolio made up 55% and 58% of our total non-performing loans and non-performing assets at September 30, 2009, compared to 62% and 63% at June 30, 2009. Non-owner occupied real estate within the CRE line of business had commitments of $806,960 and outstanding balances of $694,659 at September 30, 2009. This portfolio made up 37% and 35% of our total non-performing loans and non-performing assets at September 30, 2009, compared to 31% and 29% at June 30, 2009. Chicago and the CRE group make up 13.9% and 35.1% of total outstanding loans.
Given the continued economic downturn, we continuously improve our credit management processes. Actions taken during 2009 include the following:
•
We continue to obtain new appraisals on properties securing our commercial real estate non-performing loans and have used those appraisals to help determine the need for and amount of specific reserves within the allowance for loan losses. As new appraisals are received on properties securing non-performing loans, charge-offs are recognized, and specific reserves are adjusted as appropriate. In addition, we are continuing to order new or updated appraisals for other CRE loans as warranted.

•	We reorganized our Chicago staff and have dedicated additional resources to reducing the Chicago portfolio.
•	We shifted the credit analysis effort for our Chicago portfolio from Chicago to our centralized Business Service Center in Evansville.
•
We discontinued pursuing new CRE opportunities, regardless of property type. In addition, we offered a discount to some of our commercial real estate customers in exchange for early repayment in an effort to reduce our commercial real estate balances.

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

•	We implemented other policy and process changes, including actions to reduce our concentration risk, as well as tightening our loan underwriting and approval standards and processes.

Listed below is a comparison of non-performing assets.

	September 30,	December 31,
	2009	2008
Nonaccrual loans	$185,558	$150,002
90 days or more past due loans	4,339	897

Total non-performing loans	189,897	150,899
Other real estate owned	26,435	19,396

Total non-performing assets	$216,332	$170,295

Ratios:
Non-performing Loans to Loans	8.61%	6.06%
Non-performing Assets to Loans and Other Real Estate Owned	9.69%	6.79%
Allowance for Loan Losses to Non-performing Loans	41.79%	42.70%
DEPOSITS
Total deposits were $2,472,762 at September 30, 2009, compared to $2,340,192 at December 31, 2008, an increase of $132,570. During the first quarter of 2009, we sold five banking offices. The buyers of these offices assumed $50,796 of deposits in these transactions.
Average balances of deposits for the third quarter of 2009, as compared to the second quarter of 2009, included increases in savings accounts of $66,042 and public fund deposits of $3,343. Decreases in retail certificates of deposit of $45,554, brokered time deposits of $37,107, money market accounts of $32,765, non-interest bearing demand deposits of $7,216 and interest checking accounts of $1,724 more than offset these increases.
SHORT-TERM BORROWINGS
Short-term borrowings totaled $188,011 at September 30, 2009, a decrease of $226,995 from December 31, 2008. Short-term borrowings primarily include federal funds purchased (which are purchased from other financial institutions, generally on an overnight basis), securities sold under agreements to repurchase (which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service), short-term FHLB advances and term funds under the TAF. TAF borrowings were $85,000 at September 30, 2009, compared to $176,900 at December 31, 2008. The average balance of TAF borrowings was $83,370 during the third quarter of 2009, up from $81,044 during the second quarter.
At September 30, 2009, we had $335,000 available from unused, uncommitted federal funds lines; however, in the current economic environment it is highly unlikely that we would be able to access these unsecured lines. The Bank also has a “borrower in custody” line with the Federal Reserve Bank totaling over $560,723 as part of its liquidity contingency plan.
LONG-TERM BORROWINGS
Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, the FDIC-guaranteed note issued under the TLGP, floating rate unsecured subordinated debt and trust preferred securities. Long-term borrowings increased to $361,364 at September 30, 2009, from $360,917 at December 31, 2008.
We continuously review our liability composition. Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.
CAPITAL EXPENDITURES
In October 2009, we signed a contract to construct a new banking center in the Evansville, Indiana metro area at a cost of $2,350. We expect that this banking center will be completed in early to mid 2010.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
We have obligations and commitments to make future payments under contracts. Our long-term borrowings represent FHLB advances with various terms and rates collateralized primarily by first mortgage loans and certain specifically assigned securities, securities sold under repurchase agreements, notes payable secured by equipment, subordinated debt and trust preferred securities. We are also committed under various operating leases for premises and equipment and our obligation to the Treasury Department for the funds we received under the CPP.

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

	September 30,	December 31,
	2009	2008
Commitments to extend credit	$504,527	$684,245

Standby letters of credit	20,400	22,320

Non-reimbursable standby letters of credit and commitments	1,660	2,574
There have been no other material changes in off-balance sheet arrangements and contractual obligations since December 31, 2008.
CAPITAL RESOURCES AND LIQUIDITY
We and the Bank have capital ratios that exceed all minimum regulatory requirements. The Bank’s capital ratios meet the regulatory guidelines for “well-capitalized” status. It is our goal for the Bank to exceed the requirements for “well-capitalized” status at all times.
At September 30, 2009 the total risk based capital ratio for the Bank was 10.20%, an increase of 36 basis points from June 30, 2009. The increase resulted primarily from the sale of securities and reinvestment of those funds into lower risk-weighted assets, the sale of loans to the Bank of Kentucky, targeted declines in loan balances, and capital infusions we made of $9,900, partially offset by the impact of the quarter’s net loss. The Bank’s tier 1 risk-based capital ratio increased 36 basis points to 8.92% and its tier 1 leverage ratio increased 14 basis points to 6.61%. Our total risk based capital ratio increased 2 basis points to 10.44%, our tier 1 risk-based capital ratio decreased 31 basis points to 8.21% and our tier 1 leverage ratio decreased 37 basis points to 6.06%. Our tangible common equity to tangible assets ratio declined 53 basis points to 3.44%. The Bank has agreed with the OCC to develop a plan to increase its total capital ratio to at least 11.5% and its tier 1 leverage ratio to 8% by December 31, 2009.
The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	September 30,	December 31,
	Requirements	Capitalized	2009	2008

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	10.44%	9.75%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	8.21%	7.68%
Tier 1 Capital (to Average Assets)	4.00%	N/A	6.06%	6.41%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	10.20%	10.07%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	8.92%	8.81%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	6.61%	7.37%
On September 18, 2009, we announced the suspension of cash dividends on our common stock for an indefinite period. The quarterly cash dividend had previously been $0.01 per share. As long as we are participating in the CPP, we will not be able to increase the quarterly dividend without the prior consent of the Treasury Department. The amount of cash dividends we pay directly affects our capital levels. Once we return to profitability, we expect to build capital through earnings retention until there is clear improvement in the credit cycle and economy.
During the first quarter of 2009, we made a capital contribution of $40,000 into the Bank using the CPP funds. This additional capital positively impacted the Bank’s capital ratios and liquidity. We used approximately $17,500 of the CPP funds to pay off a line of credit, and invested the remainder in short-term liquid funds at March 31, 2009. We made additional capital contributions into the Bank during the second quarter and third quarters of 2009 of $5,000 and $9,900.

The first quarter of 2009 included a $4,738 reduction to non-interest income for a non-tax deductible mark to market adjustment for the Treasury Warrant. The Treasury Warrant was reflected as a liability because it was not fully exercisable at the time of issuance. In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of the shares underlying the Treasury Warrant, at which point we began accounting for the Treasury Warrant as equity, as prescribed by Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which was subsequently incorporated into ASC Topic 815, “Derivatives and Hedging”. The value of the Treasury Warrant increased $1,407 in April 2009 prior to being transferred to equity. This resulted in $1,407 of expense in the second quarter. The transfer, in April 2009, of the value of the Treasury Warrant to equity improved the holding company’s capital ratios, but did not affect those of the Bank.
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
Our strategy for increasing capital at the Bank, includes the following:
•	Continuing to reduce risk weighted assets through delevering through reduction of targeted loans and bank owned life insurance;
•	Selling non core assets, including branches;
•	Improving our level of earnings;
•	Reducing construction and development and CRE lending;
•	Conserving cash by suspending cash dividends on common and preferred stock and deferring distributions on our trust preferred securities; and
•	Issuing new capital in an opportunistic basis.
There can be no assurance this strategy will be successful. If we are unable to improve the capital ratios of the Bank at the levels we deem prudent, through these actions then further actions will be required.
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
During the second half of 2008, the financial markets experienced unprecedented volatility as the interbank markets were severely disrupted and federal funds rates varied widely intraday. Banking customers’ concerns regarding deposit safety caused increased deposit volatility. The actions taken by the Treasury Department, the Federal Reserve and the FDIC included increases in insurance coverage, extension of discount window availability and borrowing terms, and creation of the CPP, TAF and the TLGP. All of these actions have improved the performance of the markets and reduced deposit volatility. As the credit markets have stabilized, the Federal Reserve and FDIC have begun designing and implementing exit strategies for the liquidity initiatives described above.
On August 27, 2009, the FDIC announced an extension of the Transaction Account Guarantee program, which provides unlimited insurance coverage on non-interest bearing transaction accounts, as well as transaction accounts bearing an interest rate of less 0.5%. Financial institutions may opt out of this program. We did not opt out and plan to maintain the higher coverage amounts until the expiration date of June 30, 2010. This follows extension of the $250 per depositor limit, which had previously been $100, through December 2013.
For the Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans and securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. When these sources are not adequate, we may use funds from the TAF, brokered deposits, repurchase agreements or federal funds. We may also sell investment securities or utilize the Bank’s borrowing capacity with the FHLB and Federal Reserve Bank as alternative sources of liquidity. At September 30, 2009, federal funds sold and other short-term investments were $49,946.

Additionally, at September 30, 2009, we had $335,000 available from unused, uncommitted federal funds lines; however, in the current economic environment it is highly unlikely that we would be able to access these unsecured lines and in excess of $110,523 in unencumbered securities available for repurchase agreements or liquidation. The Bank has a “borrower in custody” line with the Federal Reserve Bank totaling over $560,723 as part of its liquidity contingency plan. The Bank also had excess borrowing capacity at the FHLB of $50,239 at September 30, 2009.
The financial markets remained stressed during the first three quarters of 2009. In light of these conditions, we have taken steps to increase our cash position in each of those three quarters. Cash and due from banks totaled $391,171 at September 30, 2009, up from $312,233 at June 30, 2009 and $62,354 at December 31, 2009. We increased use of the brokered certificate of deposit markets to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing. During the second quarter of 2009, we continued to use the TAF program as a source of short-term funding to assist with short-term liquidity needs. In October 2009, we paid off $85,000 of these borrowings. The Bank utilized the TLGP debt program and issued a $50,000 aggregate principal amount FDIC guaranteed note during the first quarter 2009. This senior unsecured note is due in 2012 and carries an interest rate of 2.625%.
On September 29, 2009, the FDIC adopted a notice of Proposed Rulemaking that would require insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Public comments on this notice are due by October 29, 2009. Should the notice be passed in its current form, it would impact our level of liquidity. We estimate that the amount of our required prepayment would approximate $23,000.
Our liquidity at the holding company level is normally provided by dividends from the Bank, cash balances, credit line availability, liquid assets, and proceeds from capital market transactions. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration. Because of our net losses in 2008 and 2009, we are required to obtain advance approval from the Bank’s primary regulator prior to paying a dividend to our parent company. Should we make such a request, no assurance can be given that it would be approved.
Beginning in the fourth quarter of 2009, we are suspending the payment of cash dividends on our outstanding preferred stock and deferring the payment of interest on our outstanding junior subordinated notes related to our trust preferred securities. The terms of the junior subordinated notes and the trust documents allow us to defer payments of interest for up to five years without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of distributions on the trust preferred securities. Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes.
We believe that the suspension of dividends and distributions on our outstanding securities will preserve approximately $1,800 per quarter (compared with the current level of dividend and interest payments), thereby enhancing our liquidity and our ability to bolster the Bank’s capital ratios. Our decision is in line with guidance issued by the Federal Reserve in February 2009, as revised in March 2009 (SR-09-4) related to payment of dividends on common and preferred stock and distributions on trust preferred securities.
Our liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, provide dividends to shareholders, and other general corporate purposes. We believe that funds necessary to meet our remaining 2009 liquidity needs will be available from cash and securities, or other sources that we expect to be available during the year.

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

Earnings at Risk (“EAR”). We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income that will be impacted by changes in interest rates. Since March 31, 2009, we have used a simulation model to run immediate and parallel changes in interest rates from a base scenario using a static yield curve. Prior to that, implied forward rates were used for the base scenario. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the base scenario yield curve up and down 100, 200, and 300 basis points. Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships. Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios. This simulation model projects the net interest income under each scenario and calculates the percentage change from the base interest rate scenario. The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At September 30, 2009, we would experience a negative 10.58% change in EAR, if interest rates moved downward 200 basis points, compared to a negative 6.62% change at June 30, 2009. If interest rates moved upward 200 basis points, we would experience a positive 10.42% change in net interest income compared to a positive 7.55% change at June 30, 2009. Both scenarios are within the policy limits established by Board ALCO. Because downward parallel rate shocks have limited meaning in today’s historically low interest rate environment, we have chosen to use the impact from a downward 100 basis point rate shock to evaluate our risk. EAR in the downward 100 basis point scenario was negative 4.46% at September 30, 2009 versus a negative 2.26% at June 30, 2009. The increase in benefit to rising rates resulted from an increase in floating rate interest bearing bank deposits, a decrease in short term debt and the expiration of the put provision on a fixed rate FHLB Advance. The EAR to declining rates was negatively impacted by the low level of rates.
Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
September 30, 2009	-10.58%	-4.46%	10.42%

December 31, 2008	-12.63%	-5.72%	4.35%

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
At September 30, 2009, we would experience a negative 6.46% change in EVE if interest rates moved downward 200 basis points, compared to a negative 5.64% change at June 30, 2009. If interest rates moved upward 200 basis points, we would experience a positive 1.60% change in EVE, compared to a positive 0.81% change at June 30, 2009. Both of these measures are within Board approved policy limits. Because downward parallel rate shocks have limited meaning in the current interest rate environment, we have chosen to use the impact from a downward 100 basis point rate shock to evaluate our risk. EVE risk in the downward 100 basis point scenario was a negative 3.30% at September 30, 2009 versus a negative 2.98% for June 30, 3009. EVE risk to rising rates was positively impacted by the increase in quarter end demand deposit balances and the expiration of the put provision on a fixed rate FHLB advance. The impact from an increase in the average life of the securities portfolio was offset by a reduction in total securities outstanding.
Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
September 30, 2009	-6.46%	-3.30%	1.60%

December 31, 2008	-13.35%	-6.07%	0.57%

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
As of September 30, 2009, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
We are involved in legal proceedings in the ordinary course of our business. We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows. There have been no material changes in those proceedings from what was reported in our Form 10-K at December 31, 2009, except as supplemented in our Form 10-Q at June 30, 2009.

Item 1A.	RISK FACTORS
The following should be added to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, and replace the additional risk factors in our Form 10-Q for the quarter ended June 30, 2009.
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
Our Ability to Fully Utilize the Value of Our Deferred Tax Asset Is Uncertain.
Our intangible assets include a net deferred tax asset that was $68,005,000 at September 30, 2009. Our ability to fully utilize the benefit of this asset depends upon our returning to profitability in the reasonably near future. Our current earnings projections for the remainder of 2009 and beyond support our conclusion that we will be able to fully utilize the deferred tax asset. However, any projections involve a degree of uncertainty, which in our case may be greater due to the current recession and the losses we have experienced in the recent past. We have established federal and state valuation allowances to take this uncertainty into account. The amount of the valuation reserve was $28,537,000 at September 30, 2009, and increased by $6,853,000 during the third quarter of 2009. We cannot assure you that we will not have to increase the allowance, which could have an adverse effect on our financial condition or results of operations.
Failure to Comply With Both the Agreement With the OCC and the Memorandum of Understanding With the Federal Reserve Bank of St. Louis May Have a Material Adverse Effect on Our Business.
The Bank is subject to primary supervision and regulation by the OCC, while we are subject to primary supervision and regulation by the Federal Reserve. Our good standing with regulators is of fundamental importance to the continuation of our businesses. In May 2009, the Bank entered into a formal written agreement by which the Bank agreed to develop and implement actions to reduce the amount of classified assets and improve earnings. Any material failures to comply with the agreement would likely result in more stringent enforcement actions by the OCC which could damage the reputation of the Bank and have a material adverse effect on our business.
In September 2009, we entered into a memorandum of understanding with the Federal Reserve Bank of St. Louis. Pursuant to the memorandum, we made informal commitments to, among other things, use our financial and management resources to assist the Bank in addressing weaknesses identified by the OCC, not pay dividends on outstanding shares or interest or other sums on outstanding trust preferred securities and not incur any additional debt. Any material failures to comply with the agreement would likely result in more stringent enforcement actions by the Federal Reserve which could damage our reputation and have a material adverse effect on our business.
We May Not Succeed in Our Efforts to Maintain Regulatory Capital at Desired Levels.
Given the remaining risks in our loan and investment portfolios, we intend to take actions to increase the Bank’s regulatory capital to levels in well above the minimum amounts required for well-capitalized status. The Bank has agreed with the OCC to develop a plan to increase its total capital ratio to at least 11.5% and its tier 1 leverage ratio to 8% by December 31, 2009. Current market conditions indicate that it is unlikely that we could raise capital by selling additional shares of common stock without significantly diluting our existing shareholders’ ownership. Accordingly, we have taken and are considering other actions to reduce our total assets, including possible sales of loans, investment securities and banking offices. We cannot assure you that we will be successful in these efforts.

If we are not able to maintain the Bank’s regulatory capital at levels that are satisfactory to us and our regulators, our regulators could take additional, more stringent, enforcement actions. In addition, declines in the Bank’s capital levels could impact its ability to access lower-cost sources of funding that are currently available, such as public funds and brokered deposits. Future earnings and liquidity may be adversely affected.
The Impact of Pending Legislation in the Senate Could Significantly Reduce our Deposit Service Charge Income.
On October 19, 2009, the Senate Banking Committee filed The Fairness and Accountability in Receiving (FAIR) Overdraft Coverage Act. The bill, if passed in its current form, would require banks to obtain a customer’s consent before enrolling them in an overdraft protection program for ATM and debit card transactions, would limit the number of overdraft coverage charge fees banks can charge to one per month and six per year, would require fees to be proportional to the cost of processing the overdraft, could change the order in which overdrafts are processed, would require customer notification when they overdraw their account, and would require that customers be given the chance to cancel ATM or branch teller transactions that would create an overdraft.
Although we have already implemented some of the provisions outlined in the bill, such as providing two opt-out options at our customer’s request for either point of sale or all overdrafts, providing customer notification when they overdraw their account and the option for a customer to cancel an ATM transaction if it would create an overdraft, there is a risk that the bill, if passed in its current form, would reduce the amount of non-sufficient funds and overdraft fees that we charge and include in income.
We are not paying cash dividends on our common and preferred stock and are deferring interest payments on the junior subordinated debentures that relate to our trust preferred securities, and we are restricted in our ability to resume such payments. The failure to resume paying dividends and distributions on our securities may adversely affect us.
We historically paid cash dividends on our common stock before we suspended them in September 2009. We announced our intention in October 2009 to suspend cash dividends on the preferred stock we issued to the Treasury Department under its Capital Purchase Program, or CPP (which is the only series of our preferred stock that is outstanding), and, in addition, to defer interest payments on the junior subordinated notes relating to our trust preferred securities. Deferring interest payments on the junior subordinated notes will result in a deferral of distributions on our trust preferred securities. The Federal Reserve has provided guidance that bank holding companies should not pay dividends or make distributions on trust preferred securities using funds from the CPP. In addition, we have made informal commitments to obtain the prior approval of the Federal Reserve Bank of St. Louis before paying dividends on our common or preferred stock or distribution on our trust preferred securities. There is no assurance that, if we make such a request, we would receive such approvals. Moreover, even if the Reserve Bank agreed that we could resume making such payments, future payment of cash dividends on our common stock will be subject to the prior payment of all unpaid dividends on our preferred stock and all deferred distributions on our trust preferred securities. Dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. If we miss six quarterly dividend payments on our preferred stock, whether or not consecutive, the Treasury Department will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.
Dividends on our preferred stock and deferred distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date. In the event we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts they are entitled to plus the amount of any accrued and unpaid distributions and dividends, before any distribution to the holders of common stock.

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

Item 6.	EXHIBITS
The following documents are filed as exhibits to this report:

10.1	Separation and Release Agreement between the Company and Michael T. Vea dated August 28, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2009)

10.2	Memorandum of Understanding with the Federal Reserve Board of St. Louis dated September 16, 2009.

10.3	Form of Restricted Stock Agreement (CPP) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 20, 2009)

10.4	Form of Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 20, 2009)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA BANK CORPORATION
By	/s/ Michael J. Alley
Michael J. Alley
Interim Chairman of the Board and Chief Executive Officer November 4, 2009

/s/ Martin M. Zorn
Martin M. Zorn
Chief Operating Officer and Chief Financial Officer November 4, 2009

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Separation and Release Agreement between the Company and Michael T. Vea dated August 28, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2009)

10.2	Memorandum of Understanding with the Federal Reserve Board of St. Louis dated September 16, 2009.

10.3	Form of Restricted Stock Agreement (CPP) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 20, 2009)

10.4	Form of Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 20, 2009)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer