Form 10-K
period 2009-12-31
INTEGRA BANK CORP
filed 2010-03-05
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number  0-13585

INTEGRA BANK CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1632155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

21 S.E. Third Street, P.O. Box 868, Evansville, IN	47705-0868
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 812-464-9677
Securities registered pursuant to Section 12(b) of the Act:  COMMON STOCK, $1.00 STATED VALUE
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:  NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐              Accelerated filer ☐            Non-accelerated filer ☒        Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Based on the closing sales price as of June 30, 2009 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,055,000.

The number of shares outstanding of the registrant's common stock was 20,914,373 at March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders (Part III).

INTEGRA BANK CORPORATION
2009 FORM 10-K ANNUAL REPORT

FORM 10-K

INTEGRA BANK CORPORATION
December 31, 2009

ITEM 1.  BUSINESS

General

Integra Bank Corporation is a bank holding company that is based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank.  As used in this report and unless the context provides otherwise, the terms we, us, the company and Integra refer to Integra Bank Corporation and its subsidiaries.  At December 31, 2009, we had total consolidated assets of $2.9 billion. We provide services and assistance to our wholly-owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, we receive income and/or dividends from Integra Bank, where most of our business activities take place.

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

Integra Bank’s products and services are delivered through its customers’ channel of preference.  At December 31, 2009, Integra Bank had 69 banking centers, 116 automatic teller machines and two loan production offices.  As of the date of filing this report, Integra Bank has agreed to sell a total of thirteen banking centers to other financial institutions.  Integra Bank also provides telephone banking services, and a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.

At December 31, 2009, we had 736 full-time equivalent employees.  We provide a wide range of employee benefits, are not a party to any collective bargaining agreements, and in the opinion of management, enjoy good relations with our employees.  We are an Indiana corporation which was formed in 1985.

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

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver.  Failure to comply with applicable laws, regulations, and supervisory agreements could subject us, Integra Bank, as well as our officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties.  In May 2009, Integra Bank entered into a formal written agreement with the OCC by which it agreed to develop and implement actions to reduce the amount of classified assets and improve earnings.  Integra Bank has also agreed with the OCC to develop a plan to increase its regulatory capital above the levels for “well-capitalized” status.  In September 2009, we entered into a memorandum of understanding with the Federal Reserve Bank of St. Louis.  Pursuant to the memorandum, we made informal commitments to, among other things, use financial and management resources to assist Integra Bank in addressing weaknesses identified by the OCC, not pay dividends on outstanding shares or interest or other sums on outstanding trust preferred securities and not incur any additional debt.   Any material failure to comply with these agreements with regulators is likely to result in more stringent enforcement actions.

In addition to the measures discussed under "Deposit Insurance," the appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation, or FDIC, as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if one or more of a number of circumstances exist, including, without limitation, the banking institution becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized, it failing to become adequately capitalized when required to do so, it failing to submit a timely and acceptable capital restoration plan, or it materially failing to implement an accepted capital restoration plan.  Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

 Acquisitions and Changes in Control

Under the BHCA, without the prior approval of the Federal Reserve, we may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company.  In addition, the BHCA generally prohibits us from engaging in any non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.  Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction.  Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.  In addition, any company is required to obtain the approval of the Federal Reserve, under the BHCA, before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding common stock, or otherwise obtaining control or a "controlling influence" over us.

 Dividends and Other Relationships with Affiliates

The parent holding company is a legal entity separate and distinct from its subsidiaries.  The primary source of the parent company's cash flow has been the payment of dividends to it by Integra Bank. Generally, such dividends are limited to the lesser of: undivided profits (less bad debts in excess of the allowance for credit losses); and absent regulatory approval, the net profits for the current year combined with retained net profits for the preceding two years.  Further, a depository institution may not pay a dividend if it would become "undercapitalized" as determined by federal banking regulatory agencies; or if, in the opinion of the appropriate banking regulator, the payment of dividends would constitute an unsafe or unsound practice.  Due to recent operating losses, Integra Bank can not pay any dividends without prior regulatory approval.

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

 Regulatory Capital Requirements

We and Integra Bank are subject to risk-based and leverage capital requirements imposed by the appropriate primary bank regulator.  Both complied with applicable minimums as of December 31, 2009, and Integra Bank qualified as “well capitalized” under the regulatory framework.  In August 2009, we agreed with the OCC to develop a plan to increase the bank’s tier one capital level to at least 8%, and its risk based capital to at least 11.5%.  At December 31, 2009, these capital ratios were not met.  We notified the OCC prior to December 31, 2009 that the increased capital levels would not be achieved.  We expect the OCC will reevaluate our progress toward the higher capital ratios at March 31, 2010.  See Note 14 of the Notes to Consolidated Financial Statements for an additional discussion of regulatory capital.

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

 Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, or the GLB Act, fostered further consolidation among banks, securities firms, and insurance companies by allowing eligible bank holding companies to register as “financial holding companies.”  Financial holding companies can offer banking, securities underwriting, insurance (both agency and underwriting) and merchant banking services.

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

Capital Purchase Program

On February 27, 2009, we entered into a Letter Agreement with the United States Department of Treasury, or Treasury Department, as part of the Treasury Department’s Troubled Asset Relief Program/Capital Purchase Program, or CPP, established under the Emergency Economic Stabilization Act of 2008, or EESA.  Pursuant to the Securities Purchase Agreement-Standard Terms, or Securities Purchase Agreement, attached to the Letter Agreement, we issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1, and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69, for an aggregate purchase price of $83,586.

The Treasury Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The Treasury Preferred Stock is generally non-voting.  The Warrant entitles the holder to purchase 7,418,876 shares of common stock at an initial per share exercise price of $1.69, subject to adjustment, for a term of ten years.  The Warrant also provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price.  The Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

We did not have a sufficient number of authorized shares of our common stock to permit full exercise of the Warrant as of February 27, 2009.  Our shareholders approved an amendment to our articles of incorporation increasing the number of authorized shares of common stock and the issuance of the common stock upon exercise of the Warrant in accordance with applicable stock exchange rules.

As a result of our participation in the CPP, we agreed to various requirements and restrictions imposed on all participants.  The Treasury Department can change the terms of participation at any time.

The current terms of participation in the Capital Purchase Program include the following:

•
To the extent we are eligible to use a Registration Statement on Form S-3 under the Securities Act of 1933, we are required to register for resale the Treasury Preferred Stock, the Warrant and the Warrant Shares.  We registered the resale of the Warrant and the Warrant Shares in June 2009.  We are not currently eligible to use Form S-3 to register the resale of the Treasury Preferred Stock.

•
As long as the Treasury Preferred Stock remains outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Treasury Preferred Stock are fully paid, we will not be permitted to declare or pay dividends on any common stock, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Treasury Preferred Stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Treasury Preferred Stock), nor will we be permitted to repurchase or redeem any common stock or preferred shares other than the Treasury Preferred Stock.  We suspended payment of cash dividends on the Treasury Preferred Stock and common stock during 2009.  The unpaid dividends on the Treasury Preferred Stock will continue to accrue and cumulate until paid in full.

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

•
We must also comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury Department holds only the Warrant, or the Covered Period. The ARRA executive compensation standards apply to our Senior Executive Officers (as defined in the ARRA) as well as certain other employees. The Treasury Department adopted an interim final rule effective June 15, 2009, which includes, without limitation, the following:

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

•	our Board of Directors had to establish a company-wide policy regarding excessive or luxury expenditures;

•	our proxy statements for annual shareholder meetings must permit a non-binding “say on pay” shareholder vote on the compensation of executives;

•	compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes; and

•	we must comply with the executive compensation reporting and recordkeeping requirements established by the Treasury Department.

The Treasury Department has certain supervisory and oversight duties and responsibilities under the EESA, the CPP and the ARRA.  Also, the Special Inspector General for the Troubled Asset Relief Program has the duty, among other things, to conduct, supervise and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury Department under the CPP, including the Treasury Preferred Stock purchased from us.

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

The following corporate governance documents are also available through the Investor Relations section of our Internet website or may be obtained in print form by request to Secretary, Integra Bank Corporation, 21 S. E. Third Street, P. O. Box 868, Evansville, IN 47705-0868:  ALCO and Finance Committee Charter, Audit Committee Charter, Code of Business Conduct and Ethics, Compensation Committee Charter, Nominating and Governance Committee Charter, Corporate Governance Principles, Credit and Risk Management Committee Charter, Wealth Management Committee Charter, and Policy Against Excessive or Luxury Expenditures.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information concerning our executive officers as of March 1, 2010, is set forth in the following table.

NAME	AGE	OFFICE AND BUSINESS EXPERIENCE

Michael J. Alley	54	Chairman of the Board, President, and Chief Executive Officer of the Company (May 2009 to present); Chairman of the Board, Patriot Investments LLC (June 2002 to present).

Michael B. Carroll	48
Executive Vice President and Chief Financial Officer, (December 2009 to present), Executive Vice President and Controller of the Company (December 2008 to December 2009); Senior Vice President and Controller of the Company (December 2005 to December 2008); Senior Vice President and Risk Manager of the Company (May 2002 to December 2005).

Roger M. Duncan	55
Executive Vice President, Integra Bank, Retail Manager and Community Markets Manager; President of Evansville Region (July 2008 to present); Executive Vice President, Integra Bank, President of Evansville Region and Community Banking Division (October 2006 to July 2008); Market Executive, Community Banking Division (January 2000 to October 2006).

John W. Key	50
Executive Vice President, Chief Credit and Risk Officer (December 2009 to present); Executive Vice President  of Corporate Banking (April 2007 to December 2009); South Central Region President, Old National Bank (January 2004 to April 2007).

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

RISKS RELATED TO OUR BUSINESS

If We Continue to Suffer Significant Losses, It May Be Difficult to Continue in Operation.

We recorded a net loss to common shareholders of $194,981 in 2009, and $110,875 in 2008, for a two year total of $305,856.  Further significant losses will make it difficult for us to continue in operation.

Our losses have largely resulted from loan and investment impairments.  During 2009 and 2008, we recorded total provisions for loan losses of $179,152 and other than temporary losses on investments of $32,096.  While our losses also included a charge off of goodwill of $122,824, and charges to establish an allowance against the realization of our deferred tax asset of $104,144, these latter charges would not have been required had we not incurred the losses on loans and investments.

As of December 31, 2009, approximately 75% of our loan portfolio consisted of commercial and industrial, agricultural, construction and commercial real estate loans.  These types of loans are typically larger than residential real estate and consumer loans, which made up the remaining 25% of our loan portfolio.  Because the portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans can lead to a significant increase in non-performing loans.  Increases in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

We May Not Successfully Execute Our Plan to Return to Profitability.

We are executing a plan to return to profitability on a long-term basis by stabilizing and then reducing our level of non-performing assets, enhancing our capital and liquidity, and increasing the operating income of our core community banking franchise.  We are in the process of selling multiple clusters of branches and loans to help us achieve our priorities.  While we expect to reach agreements for these divestiture transactions, they must not materially reduce our liquidity, we must agree on other terms with prospective purchasers and the transactions must be approved by regulators.  Accordingly, there can be no assurance that we will be successful in completing sufficient divestiture transactions that will permit us to reach our regulatory capital targets.

We May Not Succeed in Our Efforts to Maintain Regulatory Capital at Desired Levels.

Integra Bank has agreed with the OCC to develop a plan to increase its total capital ratio to at least 11.5% and its tier 1 leverage ratio to 8% by March 31, 2010.  We plan to increase regulatory capital and to reduce our total assets through divestitures of branch offices and sales of loans.  We cannot assure you that we will be successful in these efforts.

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

The decline in the market prices of financial stocks in general, and our stock in particular, since January 1, 2009, could make it more expensive for us to raise capital in the public or private markets.  In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued securities, including shares of common stock authorized and unissued under our stock option plans or additional shares of preferred stock.  In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital.  Any such issuance of common stock at current trading prices would significantly dilute the ownership of our current shareholders because we would have to issue more shares than if we had raised the same amount of capital when our share price was higher.  A decline in our performance could adversely impact our stock price and the level of interest in an equity offering making it more difficult or expensive to attract investors’ interest.  In the case of a debt offering, it could also result in a higher cost of funds, which could negatively impact our future earnings.

If we are not able to maintain Integra Bank’s regulatory capital at levels that are satisfactory to us and our regulators, our regulators could take additional, more stringent, enforcement actions.  In addition, declines in Integra Bank’s capital levels could impact its ability to access lower-cost sources of funding that are currently available, such as public funds and brokered deposits.  Future earnings and liquidity may be adversely affected.

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
Our Net Interest Income Could Decline.

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Net interest income is dependent on both the level of our earning assets and interest spread.  The portion of our assets that are non-earning have increased significantly in 2009 and 2008, reducing our net interest income.  Further increases in non-earning assets would further reduce net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, and (3) the average duration of our earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

 Our Allowance for Loan Losses May be Insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense. This reserve represents our best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in our judgment is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects our ongoing evaluation of various factors, including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of regulatory examinations, and current economic conditions.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers and guarantors, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Our non-performing assets increased $76,603 to $246,898 in 2009.  Any further significant increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.  Our annual provision for 2009 was $113,368, $24,233 more than our net charge-offs of $89,135.

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

Current Market Developments May Adversely Affect our Industry, Business, Results of Operations.

At the time of filing this report, the United States, as well as the global economy, appears to be emerging from a deep and prolonged recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  The current slow economy is evidenced by the continued negative outlook and sentiment, market disruptions, slow growth rates, declines in housing prices, values of commercial real estate, and increases in the consumer price index, in part driven by higher energy and food prices and by employment concerns.

Dramatic declines in the housing market since 2007, with lower home prices and increased foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to securities issued by government-sponsored entities, credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions.  The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital.  In particular, we face the following risks in connection with these events:

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

•
Additional losses and declines in financial performance in the banking industry could negatively impact the value of our trust-preferred securities portfolio and result in additional other-than-temporary impairment.

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

In 2008 and continuing through 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence; however, asset values have continued to decline and access to liquidity continues to be very limited.

The EESA authorizes the Treasury Department to, among other things, purchase up to $700,000,000 of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies. The purpose of EESA is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the CPP, the Treasury Department is purchasing equity securities from participating institutions. For more information regarding our participation in the CPP, see the discussion under the caption “Participation in Capital Purchase Program” in “Item 1—Business” of this report. The EESA also increased federal deposit insurance on most deposit accounts from $100 to $250.  This increase is in place until the end of 2013.  The FDIC announced an extension of the Transaction Account Guarantee program, which provides unlimited insurance coverage on non-interest bearing transaction accounts, as well as transaction accounts bearing an interest rate no higher than 0.5%.   Financial institutions may opt out of this program.  We did not opt out and plan to maintain the higher coverage amounts until the expiration date of June 30, 2010. The ARRA, which was signed into law on February 17, 2009, includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA and the ARRA have been followed by numerous actions by the Federal Reserve, the United States Congress, the Treasury Department, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage market meltdown that began in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the United States banking system.  The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because of our Participation in the Capital Purchase Program, We Are Subject to Several Restrictions Including Restrictions on our Ability to Declare or Pay Dividends and Repurchase our Shares as well as Restrictions on Compensation Paid to our Executive Officers.

During 2009, we suspended the payment of dividends on the Treasury Preferred Stock.  As a result, we cannot pay dividends on our shares of common stock.

As a participant in the CPP, we must comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury Department holds only the Warrant.  These standards include (but are not limited to) (i) ensuring that incentive compensation plans and arrangements for Senior Executive Officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our 20 next most highly-compensated employees based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibitions on making golden parachute payments to Senior Executive Officers and our five next most highly-compensated employees, except for payments for services performed or benefits accrued; (iv) prohibitions on paying or accruing any bonus, retention award or incentive compensation with respect to our five most highly-compensated employees or such higher number as the Secretary of the Treasury Department may determine is in the public interest, except for grants of restricted stock that do not fully vest while we participate in the Capital Purchase Program and do not have a value which exceeds one-third of an employee’s total annual compensation; (v) prohibitions on compensation plans that encourage manipulation of reported earnings; (vi) retroactive review of bonuses, retention awards or other compensation that the Treasury Department finds to be inconsistent with the purposes of the Capital Purchase Program or otherwise contrary to the public interest; (vii) required establishment of a company-wide policy regarding “excessive or luxury expenditures”; (viii) inclusion in our proxy statements for annual shareholder meetings of a non-binding “say on pay” shareholder vote on the compensation of executives; and (ix) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the Senior Executive Officers in excess of $500,000 per year.

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

The Treasury Preferred Stock Impacts Net Income Available to Holders of our Common Stock and Earnings Per Share of our Common Stock, and the Exercise of the Warrant We Issued to the Treasury Department Would Be Dilutive to Holders of our Common Stock.

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

We historically paid cash dividends on our common stock before we suspended them in September 2009.  Subsequently, we also suspended cash dividends on the Treasury Preferred Stock and began deferring interest payments on the junior subordinated notes relating to our trust preferred securities.  Deferring interest payments on the junior subordinated notes will result in a deferral of distributions on our trust preferred securities.  Future payment of cash dividends on our common stock will be subject to the prior payment of all unpaid dividends on the Treasury Preferred Stock and all deferred distributions on our trust preferred securities.  If we miss six quarterly dividend payments on the Treasury Preferred Stock, whether or not consecutive, the Treasury Department will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.

Dividends on the Treasury Preferred Stock and deferred distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date.  In the event we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts they are entitled to plus the amount of any accrued and unpaid distributions and dividends, before any distribution to the holders of common stock.

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

We Are Subject to Extensive Government Regulation and Supervision and Face Legal Risks.

We are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not creditors or shareholders.  These regulations affect several areas, including our lending practices, capital structure, investment practices, dividend policy and growth, and requirements to maintain the confidentiality of information relating to our customers.  Congress and federal agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation of statutes, regulations or policies could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies, or the agreements with our regulators could result in more severe enforcement sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  Additionally, the number of regulations we must comply with and the financial resources required to comply with those regulations has continually increased.  The cost of complying with these regulations makes it more difficult to remain competitive.

Proposals for legislation that could substantially intensify the regulation of the financial services industry are under consideration in the United States Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations.  Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the United States are possible in the years ahead.  We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future.  Any such action could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations.

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

The Holding Company Cannot Rely On Dividends From Integra Bank.

Our holding company is a separate and distinct legal entity from its subsidiaries.  Historically, it has received substantially all of its revenue from dividends from Integra Bank.  Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the holding company.  Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Integra Bank is unable to pay dividends to the holding company, when needed, the holding company may not be able to service debt or pay its obligations, including dividends on the Treasury Preferred Stock.  The inability to receive dividends from Integra Bank could have a material adverse effect on our business, financial condition and results of operations.  Our recent losses have had the consequence of not allowing Integra Bank to pay dividends to the parent company without prior regulatory approval.

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

We Are Subject to the Risk of Additional Impairment Charges Relating to Our Securities Portfolio.

Our investment securities portfolio is our second largest earning asset. The value of our investment portfolio has been adversely affected by the unfavorable conditions of the capital markets in general as well as declines in values of the securities we hold.  We have taken an aggregate of $21,484 in charges against earnings since January 1, 2009 for impairments to the value of pooled collateralized debt obligations that we have concluded were "other than temporary."  The value of this segment is particularly sensitive to adverse developments affecting the banking industry and the financial condition or performance of the issuing banks – factors that we have no control over and as to which we may receive no advance warning, as was the case in the second quarter for one of these securities.  Although we believe we have appropriately valued our securities portfolio, we cannot assure you that there will not be additional material impairment charges which could have a material adverse effect on our financial condition and results of operations.

Possible Restrictions on Bank Overdraft Programs Could Significantly Reduce our Deposit Service Charge Income.

On November 12, 2009, the Federal Reserve Board announced final rules that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions.  The new rules require consumers to consent, or opt in, to the overdraft service for these two types of transactions before fees can be charged.  We anticipate these new rules could significantly impact our non-sufficient funds and overdraft income the last two quarters of 2010 because of the required implementation dates of July 1 for new accounts and August 15 for existing accounts. A team is currently in place ensuring our systems are ready to meet the new rules.  In addition, this team is working on a communication plan for existing accounts, which will educate our customers on the various overdraft options.  Beyond this regulatory change, a bill has been introduced to the House which could place further restrictions on overdraft charges.  If this bill or one similar to it is passed, our service charge income could be reduced even further.

We May Not Be Able to Return our Stock Price to a Level Necessary to Be Listed on the NASDAQ Stock Exchange.

We received a letter from The Nasdaq Stock Market Inc. ("Nasdaq") on December 14, 2009, indicating that we no longer met the requirement under Rule 5450(a)(1) (the "Bid Price Rule") because the closing bid price per share of our common stock has been below $1.00 per share for 30 consecutive business days.  The letter stated that we have until June 14, 2010, to regain compliance by maintaining a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days.  Nasdaq will provide us written confirmation of compliance with Rule 5450(a)(1) if this condition is met.

Should we not regain compliance with the Bid Price Rule prior to the expiration of the grace period, we will receive written notification from Nasdaq that our securities are subject to delisting. Alternatively, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The Nasdaq Capital Market.  We will need to submit an application to transfer our securities from The Nasdaq Global Market to The Nasdaq Capital Market.  If the application is approved, Nasdaq will notify us that we have been granted an additional 180 calendar day grace period.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our net investment in real estate and equipment at December 31, 2009, including that which was held for sale, was $42,063. Our offices are located at 21 S.E. Third Street, Evansville, Indiana.  The main and all banking center and loan production offices of Integra Bank, and other subsidiaries are located on premises either owned or leased.  None of the property is subject to any major encumbrance.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of our business.  We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol IBNK.

The following table lists the stock price for the past two years and dividend information for our common stock.

		Range of Stock Price		Dividends
	Quarter	High	Low	Declared
2009	1st	$2.90	$0.75	0.01
	2nd	2.65	0.97	0.01
	3rd	1.90	0.97	0.00
	4th	1.40	0.56	0.00

2008	1st	$17.32	$12.50	$0.18
	2nd	17.09	7.82	0.18
	3rd	10.33	5.50	0.01
	4th	8.74	1.27	0.01

Historically, the holding company has depended upon the dividends it received from Integra Bank to pay cash dividends to its shareholders.  Currently, Integra Bank cannot pay such dividends without prior approval of the OCC.  For additional discussion regarding dividends, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity.”

As of February 1, 2010, we were owned by 1,965 shareholders of record not including nominee holders.

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is incorporated by reference in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

The following is a line graph comparing the cumulative total shareholder return over the years 2004 through 2009 among the Company (IBNK); broad-based industry peer group index (NASDAQ Composite); and Midwest bank index (SNL Midwest Bank Index).  It assumes that $100 was invested December 31, 2004, and all dividends were reinvested.  The shareholder return shown on the graph is not necessarily indicative of future performance.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Integra Bank Corporation	100.00	95.08	126.01	67.07	6.77	3.70
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Midwest Bank	100.00	96.36	111.38	86.81	57.11	48.40

ITEM 6.  SELECTED FINANCIAL DATA

Integra Bank Corporation and Subsidiaries
(In Thousands, Except Per Share Data and Ratios)

YEAR ENDED DECEMBER 31,	2009	2008	2007	2006	2005

Net interest income	$66,036	$93,981	$93,249	$82,306	$82,621
Provision for loan losses	113,368	65,784	4,193	20,294	5,764
Non-interest income	23,168	29,689	37,071	35,827	35,878
Non-interest expense	106,169	220,053	87,650	75,877	77,557
Income (Loss) before income taxes	(130,333)	(162,167)	38,477	21,962	35,178
Income taxes (benefit)	60,850	(51,292)	7,767	2,415	7,879
Net income (loss)	(191,183)	(110,875)	30,710	19,547	27,299
Preferred stock dividends and discount accretion	3,798	-	-	-	-
Net Income (loss) available to Common Shareholders	$(194,981)	$(110,875)	$30,710	$19,547	$27,299

PER COMMON SHARE
Net income (loss):
Basic	$(9.42)	$(5.39)	$1.55	$1.11	$1.57
Diluted	(9.42)	(5.39)	1.55	1.11	1.56
Cash dividends declared	0.02	0.38	0.71	0.67	0.64
Weighted average shares:
Basic	20,706	20,557	19,778	17,546	17,382
Diluted	20,706	20,557	19,812	17,658	17,468

AT YEAR-END
Total assets	$2,921,941	$3,357,100	$3,350,126	$2,684,479	$2,708,142
Securities available for sale	361,719	561,739	636,736	614,718	681,030
Loans, net of unearned income	2,019,732	2,490,243	2,311,378	1,790,976	1,750,192
Deposits	2,365,106	2,340,192	2,340,137	1,953,852	1,808,503
Shareholders' equity	102,346	204,791	327,804	235,474	220,098
Shares outstanding	20,848	20,749	20,650	17,794	17,465

AVERAGE BALANCES
Total assets	$3,368,659	$3,379,110	$3,104,951	$2,719,056	$2,746,425
Securities, at amortized cost	454,669	593,579	621,199	659,142	757,694
Loans, net of unearned income	2,338,918	2,407,677	2,128,551	1,782,918	1,688,547
Interest-bearing deposits	2,220,665	2,066,435	2,021,531	1,725,655	1,618,027
Shareholders' equity	227,920	313,699	300,457	230,017	216,278

FINANCIAL RATIOS
Return on average assets	(5.68)%	(3.28)%	0.99%	0.72%	0.99%
Return on average common equity	(122.77)	(35.34)	10.22	8.50	12.62
Net interest margin	2.37	3.18	3.46	3.43	3.44
Cash dividends payout	N/M *	N/M *	43.83	59.26	40.82
Average shareholders' equity to average assets	6.77	9.28	9.68	8.46	7.87

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

OVERVIEW

The unfavorable economic conditions that have persisted since 2007 continued to significantly impact the banking industry and our performance during 2009.  During 2009, we continued to experience significant increases in non-performing assets and loan loss provisions.  Our decline in credit quality impacted our operations during 2009 in the areas of net interest income, provision for loan losses, non-interest expense and reversals of tax benefits.

The net loss for 2009 was $194,981, or $9.42 per share, compared to net loss of $110,875 or $5.39 per share in 2008.  The 2009 results include a provision for loan losses of $113,368, other than temporary securities impairment of $21,484, and an increase of $100,964 in our deferred income tax valuation allowance.  The increase in our deferred income tax valuation allowance was for the entire amount of our remaining deferred tax asset.  Results for 2008 included goodwill impairment (primarily related to the April 2007 acquisition of Prairie Financial Corporation of Chicago, Illinois) of $122,824, a provision for loan losses of $65,784, other than temporary securities impairment of $10,612 and a state income tax valuation allowance of $3,180.  The net interest margin for 2009 was 2.37%, compared to 3.18% in 2008.

The increased provision for loan losses was primarily attributed to commercial real estate and construction and land development loans which represented 90% of total non-performing loans at December 31, 2009.  The provision for loan losses exceeded net charge-offs by $24,233 in 2009.

The allowance to total loans was 4.39% at December 31, 2009, while net charge-offs totaled 381 basis points for 2009, compared to 119 basis points for 2008.  Non-performing loans were $214,880, or 10.64% of total loans at December 31, 2009 compared to $150,899 or 6.06% of total loans at December 31, 2008, while the allowance to non-performing loans decreased from 42.7% to 41.3% for the same dates.  Non-performing assets increased to $246,898 at December 31, 2009, compared to $170,295 at December 31, 2008.

Net interest income was $66,036 for 2009, compared to $93,981 for 2008, while the net interest margin was 2.37% for 2009, compared to 3.18% in 2008.  The net interest margin was negatively impacted by a higher level of non-accrual loans throughout 2009. Non-interest income decreased $6,521 to $23,168, primarily driven by higher securities losses of $13,424 and $6,145 for a mark-to-market adjustment for the warrant we issued in February 2009 discussed further below, partially offset by $7,812 of deposit premiums from the branch sales, higher loan sale gains of $713 and an increase in debit card interchange income.  Non-interest expense decreased $113,884 to $106,169, primarily due to the goodwill impairment charge taken in 2008.  The 2009 expenses include increases in FDIC assessments of $6,885 and loan collection and other real estate owned (OREO) costs of $8,223, partially offset by a decrease in personnel expenses of $6,173.

Low cost deposit average balances, which include non-interest checking, NOW and savings deposits were $1,076,090 during the fourth quarter of 2009, an increase of $217,569, or 25.3% from the fourth quarter of 2008, primarily from savings deposits.  Commercial loan average balances were $1,626,953 in the fourth quarter of 2009, a decrease of $210,026, or 11.4% from the fourth quarter of 2008.  This included declines in commercial real estate of $96,935, or 7.5% and commercial and industrial of $113,091, or 21.0%.  Direct consumer balances decreased $25,052, or 14.1%, while home equity loans increased $1,469, or 0.9%.

We successfully executed a number of strategic initiatives during 2009.

•	We increased our capital by $83,586 by participating in the Treasury Department’s Capital Purchase Program;
•
We successfully completed three branch and loan sale transactions, which improved our capital and liquidity.  We collected $7,812 in deposit premiums on the ten sold branches.  The loan sales included the sale of $69,356 of commercial loans generated by our commercial and industrial (C & I) loan production group based in Covington, Kentucky.  This C & I loan production office, or LPO, was then closed and the entire staff was hired by the purchaser.

•	To date in 2010, we have announced the signing of definitive agreements to sell thirteen more branches, which is expected to generate capital, while being liquidity neutral.
•	We realized early payoffs or paydowns of $31,241 of commercial real estate loans through an early repayment incentive program.
•
Our workout team developed and is executing plans to exit the commercial real estate loans and non-performing assets in Chicago area, while implementing a similar approach for our other non-performing commercial real estate (CRE) loans.

•
We closed our Louisville, Kentucky and Nashville, Tennessee commercial real estate LPOs and announced the closure of our Cleveland, Ohio LPO which was subsequently completed in January 2010, as part of our plans to exit that business.

•	We negotiated a sale or surrender of $61,992 of bank owned life insurance, receiving $45,067 of those proceeds during 2009, with the remainder expected in 2010.
•	We repositioned our investment securities portfolio to reduce the credit risk in that portfolio.
•	We executed a profit improvement initiative, which resulted in a significant reduction in non-interest expenses and enhancement of non-interest income.
•
We suspended payment of cash dividends on our outstanding preferred stock, suspended dividends on our common stock, and deferred the payment of interest on our outstanding junior subordinated notes related to our trust preferred securities.

•	We continued to execute efforts to retain and grow deposits, and saw deposit growth, even with the branch divestitures.
•	We completed the transition to new executive leadership that is clearly focused on the execution of strategies to position us for long term success.

During the fourth quarter our new management team and the board of directors clearly defined our future vision and execution strategies that will drive short term actions and position us for long term success.  Our future vision calls for a disciplined focus on community banking within a narrower geographic footprint.  Accordingly, we are pursuing multiple execution strategies as follows:

•
First, we are exiting the commercial real estate lending line of business, not just for the short term in these challenging economic times, but for the long term as well.  We will manage our current commercial real estate exposure downward through the sale of performing and nonperforming loans, discontinue the generation of any new commitments, and provide incentives to our customers and relationship managers to prepay their outstanding loans and increase our yields as pricing opportunities arise.  Our remaining CRE relationship managers have been reassigned to our loan workout group to emphasize our strategy and desired outcome.

•
Second, we will narrow our geographic operating footprint through the sale of multiple branch clusters.  The sale completed in December 2009 was the first transaction executed under this strategy and the definitive agreement for the sale of three branches in Eastern Indiana announced on February 1, 2010, is the next.  On February 17, 2010, we announced signing another definitive agreement for the sale of two Kentucky branches.  We also announced on March 3, 2010, the agreement to sale five Kentucky and three Indiana branches.  We have received multiple letters of intent regarding significant additional branch clusters with numerous parties having completed, or being in the midst of completing due diligence toward reaching definitive agreements regarding these transactions and anticipate announcing multiple transactions during the first half of 2010 regarding these efforts.

•
Third, the additional capital generated from these asset divestitures, both from the gain on sale as well as reduced risk weighted assets, will allow us to increase sales of both performing and nonperforming assets, ensuring adequate levels of liquidity and improving our credit quality measures.

•
Finally, as we execute branch and asset divestitures, we will aggressively reduce our cost structure to match our core earning capacity, aggressively market our services to community relationship customers, and return to profitability.  Throughout this process, we will continue to focus on delivering exceptional customer service and transitioning our customers in a seamless fashion.

At December 31, 2009, Integra Bank’s ratios were above the regulatory minimum for well capitalized status.  In August 2009, Integra Bank agreed with the OCC to develop a plan to increase its tier one capital level to at least 8%, and its risk based capital to at least 11.5%.  At December 31, 2009, these capital ratios were not met.  We notified the OCC that the increased capital levels would not be achieved.  We expect the OCC will reevaluate our progress toward the higher capital ratios at March 31, 2010.  Integra Bank Corporation’s capital ratios were within the regulatory requirements for being adequately capitalized.

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

Fair values for securities available for sale are typically based on quoted market prices.  If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities or level 3 values.  Note 16 to the consolidated financial statements provides additional information on how we determine level 3 values.  The fair values for loans held for sale are based upon quoted prices.  The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.  If necessary, appraisals are updated to reflect changes in market conditions.  The fair values of derivative financial instruments are estimated based on current market quotes.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  We assessed goodwill for impairment quarterly during 2008 by applying a series of fair-value-based tests.  During the third and fourth quarters of 2008, we recorded goodwill impairment of $48,000 and $74,824, respectively.  Impairment exists when the net book value of our one reporting unit exceeds its fair value and the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with an asset or liability.  Core deposit intangibles are recorded at fair value based on a discounted cash flow model valuation at the time of acquisition and are evaluated periodically for impairment.  Customer relationship intangibles utilize a method that discounts the cash flows related to future loan relationships that are expected to result from referrals from existing customers.  Estimated cash flows are determined based on estimated future net interest income resulting from these relationships, less a provision for loan losses, non-interest expense, income taxes and contributory asset charges.

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

For securities falling under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”, which was subsequently incorporated into ASC 325, such as collateralized mortgage obligations, or CMOs, and collateralized debt obligations, or CDOs, an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount.  In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), was compared to the present value of the expected cash flows at the current reporting date.  The estimated cash flows reflect those a “market participant” would use and were discounted at a rate equal to the current effective yield. If an other-than-temporary impairment was recognized as a result of this analysis, the yield was changed to the market rate. The last revised estimated cash flows were then used for future impairment analysis purposes.

In January 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No 99-20-1 (ASC 325).  This ASC substantially aligns the basis for determining impairment with the guidance found in paragraph 16 of SFAS No. 115, or ASC 320, which requires entities to assess whether it is probable that the holder will be unable to collect all amounts due according to contractual terms.  ASC 320 does not require exclusive reliance on market participant assumptions regarding future cash flows, permitting the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.

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

NET INCOME (LOSS)

Net income (loss) available to common shareholders for 2009 was $(194,981) compared to $(110,875) in 2008 and $30,710 in 2007.  Earnings per share on a diluted basis were $(9.42), $(5.39) and $1.55 for 2009, 2008 and 2007, respectively.  Return on average assets and return on average common equity were (5.68)% and (122.77)% for 2009, (3.28)% and (35.34)% for 2008, and 0.99% and 10.22% for 2007, respectively.

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

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

Year Ended December 31,	2009			2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
EARNING ASSETS:	Balances	& Fees	Cost	Balances	& Fees	Cost	Balances	& Fees	Cost

Interest-bearing deposits in banks	$24,497	$745	3.04%	$5,194	$104	2.00%	$5,005	$225	4.50%
Loans held for sale	14,189	516	3.64%	5,936	366	6.17%	3,346	235	7.02%
Securities:
Taxable	395,970	17,179	4.34%	494,080	23,581	4.77%	510,129	24,588	4.82%
Tax-exempt	58,699	4,088	6.96%	99,499	7,048	7.08%	111,070	7,949	7.16%
Total securities	454,669	21,267	4.68%	593,579	30,629	5.16%	621,199	32,537	5.24%

Regulatory Stock	29,138	1,184	4.06%	29,179	1,273	4.36%	26,389	1,286	4.87%

Loans	2,338,918	99,600	4.26%	2,407,677	143,260	5.95%	2,128,551	160,630	7.55%
Total earning assets	2,861,411	$123,312	4.31%	3,041,565	$175,632	5.77%	2,784,490	$194,913	7.00%

Fair value adjustment on securities available for sale	(5,476)			(13,341)			(7,996)
Allowance for loan loss	(77,905)			(34,641)			(25,088)
Other non-earning assets	590,629			385,527			353,545
TOTAL ASSETS	$3,368,659			$3,379,110			$3,104,951

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$720,073	$6,034	0.84%	$560,420	$5,056	0.90%	$506,144	$4,903	0.97%
Money market accounts	311,042	4,077	1.31%	370,099	8,296	2.24%	370,953	15,114	4.07%
Certificates of deposit and other time	1,189,550	33,110	2.78%	1,135,916	42,311	3.72%	1,144,434	53,725	4.69%
Total interest-bearing deposits	2,220,665	43,221	1.95%	2,066,435	55,663	2.69%	2,021,531	73,742	3.65%

Short-term borrowings	223,151	1,682	0.75%	314,212	7,563	2.41%	194,033	9,431	4.86%
Long-term borrowings	367,695	10,527	2.86%	373,306	15,693	4.20%	285,925	15,498	5.42%
Total interest-bearing liabilities	2,811,511	$55,430	1.97%	2,753,953	$78,919	2.87%	2,501,489	$98,671	3.94%

Non-interest bearing deposits	292,859			281,647			272,175
Other noninterest-bearing liabilities and shareholders' equity	264,289			343,510			331,287
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,368,659			$3,379,110			$3,104,951

Interest income/earning assets		$123,312	4.31%		$175,632	5.77%		$194,913	7.00%
Interest expense/earning assets		55,430	1.94%		78,919	2.59%		98,671	3.54%
Net interest income/earning assets		$67,882	2.37%		$96,713	3.18%		$96,242	3.46%

Note:	Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Loans include loan fees of $3,863, $3,668, and $2,786 for 2009, 2008, and 2007, respectively, and nonaccrual loans.
Securities yields are calculated on an amortized cost basis.
Federal tax equivalent adjustments on securities are $1,431, $2,467, and $2,782 for 2009, 2008, and 2007, respectively.
Federal tax equivalent adjustments on loans are $415, $265, and $211 for 2009, 2008, and 2007, respectively.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
Increase (decrease)	a Change in			a Change in
			Total			Total
Interest income	Volume	Rate	Change	Volume	Rate	Change

Loans	$(3,989)	$(39,671)	$(43,660)	$19,397	$(36,767)	$(17,370)
Securities	(6,699)	(2,663)	(9,362)	(1,420)	(488)	(1,908)
Regulatory Stock	(2)	(87)	(89)	129	(142)	(13)
Loans held for sale	348	(198)	150	162	(31)	131
Other short-term investments	562	79	641	9	(130)	(121)

Total interest income	(9,780)	(42,540)	(52,320)	18,277	(37,558)	(19,281)

Interest expense

Deposits	3,872	(16,314)	(12,442)	1,615	(19,694)	(18,079)
Short-term borrowings	(1,742)	(4,139)	(5,881)	4,212	(6,080)	(1,868)
Long-term borrowings	(233)	(4,933)	(5,166)	4,130	(3,935)	195

Total interest expense	1,897	(25,386)	(23,489)	9,957	(29,709)	(19,752)

Net interest income	$(11,677)	$(17,154)	$(28,831)	$8,320	$(7,849)	$471

The following discussion of results of operations is on a tax-equivalent basis. Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.

Net interest income for 2009 was $67,882, or 29.8% lower than 2008. The increase in non-accrual loans contributed to this decrease, as did reductions in interest rates. We were however, able to further reduce certain funding costs that had not yet reached a floor. Earning asset yields decreased 146 basis points in 2009, compared to a 90 basis point decrease in interest bearing liabilities. The net interest margin was 2.37%, compared to 3.18% in 2008.

Major components of the change in net interest income from 2008 to 2009 are as follows:

•
Average earning assets decreased $180,154, or 5.9%, and consisted mainly of lower residential mortgage loan average balances of $63,470 and lower securities average balances of $138,910. The increase in commercial loan average balances was largely in our commercial real estate portfolio due to additional funding against committed credit facilities.

•
The average rate of commercial loans decreased 202 basis points, as rates declined throughout 2009 and the level of non-accrual loans increased. Approximately 36% of our variable rate loans are tied to prime, 55% to a LIBOR index and 9% to other floating rate indexes. During 2009, the prime rate remained the same, while one-month and three-month LIBOR rates decreased 20 and 117 basis points, respectively. The impact of non-accrual loans on the net interest margin was 44 basis points, or approximately 39 cents of earnings per share. Non-accruing interest for loans in non-accrual status at December 31, 2008 approximated 30 basis points. Total average commercial loans represented 61.4% of total earning assets for 2009, up from 57.2% for 2008. The yield on commercial loans for 2009 was 102 basis points lower than the yield on securities compared to 2008, when commercial loan yields were 52 basis points higher than more stable securities yields. We are asset sensitive, meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities. If rates were to rise, our asset yields should increase faster and more than the cost of the liabilities funding those assets, causing our net interest margin to increase.

•
Non-interest bearing deposit average balances increased $11,212, while the average balances of savings and interest-bearing demand deposits, which have an average cost of 84 basis points, increased $159,653.

•
While the average balance of earning assets decreased, the cash balance included in other non-earning assets increased in order to maintain a higher level of liquidity. The average balance of interest-bearing liabilities increased which helped generate the additional cash. Low cost deposits increased $170,865, brokered deposits increased $165,261, Term Auction Facility borrowings from the Federal Reserve increased $77,063 and borrowings under the FDIC’s Temporary Loan Guaranty Program increased $37,808. This was partially offset by declines in Federal Home Loan Bank advances of $93,277, retail certificates of deposit of $65,130, money market accounts of $59,057, federal funds purchased of $54,332 and repurchase agreements of $49,937. The decline in interest rates throughout 2009 resulted in lower liabilities costs. The average rate paid on interest-bearing liabilities was 1.97% for 2009, a 90 basis point decline from 2008. Short-term borrowings rates declined 166 basis points and long-term borrowings rates declined 134 basis points.

Net interest income for 2008 was $96,713, or 0.5% higher than 2007. An increase in overall earning assets contributed positively to net interest income. A higher level of non-accrual loans offset this increase, as did the impact from reductions in interest rates, coupled with the inability to further reduce certain funding costs that have reached a floor. Earning asset yields decreased 123 basis points in 2008, compared to a 107 basis point decrease in interest bearing liabilities. The 2008 net interest margin was 3.18%, compared to 3.46% in 2007.

Major components of the change in net interest income from 2007 to 2008 are as follows:

•
Average earning assets increased $257,075, or 9.2%. An increase in commercial loan average balances of $356,730 was slightly offset by lower residential mortgage loan average balances of $81,067, lower securities average balances of $27,620 and lower indirect consumer loan average balances of $23,035. The increase in commercial loan average balances was largely due to growth during 2008, but also included a full year of the Chicago region, while 2007 included approximately 8 ½ months of activity. The change in the composition of earning assets was in line with our strategy throughout 2007 and most of 2008 to improve our mix of earning assets by reducing lower yielding securities, residential mortgage loan and indirect consumer loan balances and increasing the amount of higher yielding commercial loans. The increase in average commercial loan balances for 2008 was driven by increases in commercial real estate loans of $291,308 and commercial and industrial loans of $65,422.

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

NON-INTEREST INCOME

Non-interest income for 2009 was $23,168, which was $6,521, or 22.0% lower than 2008. Results for 2009 included deposit premiums of $7,812 from the branch sales and higher loan sale gains of $713 which were offset by decreases in bank owned life insurance income of $1,771, trading income of $1,325, deposit service charges of $1,199, annuity commissions of $645, and the warrant fair value adjustment of $6,145. Securities losses were $13,424 for 2009, compared to losses of $10,571 for 2008.

Major contributors to the change in non-interest income from 2008 to 2009 are as follows:

•	Premiums received from the assumption of deposits in the sales of 10 branch locations in 2009 totaled $7,812; however deposit service charges declined by $1,199, in part, due to these sales.

•	Bank owned life insurance declined $1,771, due to our decision to sell or surrender the majority of the policies in order to reduce risk-weighted assets to improve our regulatory capital ratios.

•
Trading income decreased due to the decline in fair value of our securities classified as held for trading. During the fourth quarter 2009, we sold all of our Treasury notes that were held for trading.

•
Annuity commissions decreased $645 as interest rates declined on the products. The decrease was also a result of the economy and customers’ preference to invest in short-term FDIC-insured products instead of a long-term product. The tax deferral element became less attractive as rates fell.

•
Our Treasury Warrant was reflected as a liability at March 31, 2009, because it was not fully exercisable at the time of issuance. The $6,145 non-tax deductible fair value adjustment reflects the change in value of the Treasury Warrant from March 31, 2009, through the date it was reclassified to equity.

•
Securities losses of $13,424 included other-than-temporary impairment charges of $21,484 on six securities. The “Securities Available for Sale and Trading Securities” section of Management Discussion and Analysis, as well as Note 4 of the Notes to the Consolidated Financial Statements provides additional information on the other-than-temporary impairment.

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

NON-INTEREST EXPENSE

Non-interest expense for 2009 was $106,169, compared to $220,053 in 2008, a decrease of 51.8%. In 2008, we wrote off all of our goodwill and took an impairment charge of $122,824.

Non-interest expense for 2009, compared to 2008, also included a decrease in personnel expense of $6,173, and increases in FDIC assessments of $6,885, loan and OREO expenses of $8,223, building impairment charges of $1,639 and legal fees of $1,318.

Major contributors to the increase of non-interest expense from 2008 to 2009 are as follows:

•
Loan and OREO expenses increased $8,223, or 295.8%. This increase is attributed to higher levels of real estate owned and related expenses, expenses incurred in connection with loan workout and collection activities and loan portfolio management expenses, such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans. The increase in writedowns on OREO properties in 2009 totaled $3,743.

•
FDIC insurance premiums increased by $6,885 in 2009 for several reasons. The rates charged by the FDIC increased substantially, our deposit balances increased, our one-time credit was fully utilized during the first quarter of 2009, and a special 5 basis point assessment totaling $1,623 was expensed during 2009.

•
Personnel expense declined $6,173, or 12.8% during 2009. The decrease included declines in salaries of $2,907, or 8.0%, stock-based compensation expense of $1,292, or 67.5%, post retirement insurance of $1,185, or 253.2%, 401(k) match of $1,011, or 80.9%, and incentives of $889, or 47.1%, offset slightly by an increase in severance expense of $705. The decrease in salaries was mainly due to the sale of five banking centers in the first quarter of 2009, as well as a reduction in workforce as part of our profit improvement program. The decrease in stock based compensation expense occurred mainly from adjustments to our forfeiture rates. Due to the sale or surrender of the BOLI policies, the liability from the related compensation cost of the split dollar policies was reversed through post retirement insurance. The reduction in 401(k) plan expense reflects the suspension of our matching 401(k) contribution in an effort to control personnel expense. At December 31, 2009, we had 736 full-time equivalent employees or FTEs, compared to 870 FTEs in 2008.

•	We took a $1,639 charge in 2009 as we wrote down three properties to their fair value as we look for a buyer for the properties.
•
During the second quarter of 2009, we incurred debt prepayment penalties of $1,511. The penalties were incurred when we repaid a $20,000 structured repurchase agreement prior to maturity. The rate on this agreement was set to reprice to 4.83% in August 2009.

Non-interest expense for 2008 was $220,053, compared to $87,650 in 2007, an increase of 151.1%. This included goodwill impairment of $122,824. The increase in expense, exclusive of the goodwill impairment charge, was $9,579, or 10.9%. Note 9 to the consolidated financial statements provides additional detail about the goodwill impairment charge.

Non-interest expense for 2008, compared to 2007, included increases in personnel expense of $2,526, loan and OREO expense of $2,213, occupancy expense of $949, fraud and other losses of $697, sales and franchise taxes of $684, communication and transportation of $542, software of $448 and processing of $397.

Major contributors to the increase of non-interest expense from 2007 to 2008 are as follows:

•
The increase in personnel expense of $2,526, or 5.5%, was a result of an increase in salaries of $2,746, or 8.2%, stock-based compensation expense of $578, or 43.2%, and a decline in deferred personnel costs of $148, or 11.7%, offset by lower incentives of $695, or 26.9%, and severance of $346. The increase in salaries was due in part to the full year of the Chicago region, compared to approximately 8 ½ months in 2007, additional staffing in loan collections and related areas, 2008 pay rate increases and a lower vacancy rate because of a low rate of personnel turnover. The increase in stock based compensation expense included $193 of forfeiture adjustments. At December 31, 2008, we had 870 FTEs compared to 848 FTEs in 2007.

•
Loan and OREO expenses increased $2,213, or 390.3%. This increase is attributed to higher levels of OREO and related expenses, expenses incurred in connection with loan workout and collection activities, and loan portfolio management expenses, such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans.

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

INCOME TAXES

We recognized income tax expense of $60,850 in 2009, as compared to income tax benefit of $51,292 in 2008, and expense of $7,767 in 2007. The recognition of income tax expense for 2009 resulted mainly from a non-cash charge of approximately $100,964 to increase the valuation allowance for our deferred tax asset. The full valuation allowance was equal to our deferred tax asset at year end.

The effective rate of the income tax provision for the year ended December 31, 2008, was 31.6%. The effective rate for the year ended December 31, 2009, is not meaningful due to the size of our operating loss relative to the income tax expense resulting from the increase in the valuation allowance.

We establish valuation allowances for our deferred tax assets when the amount of the expected future taxable income is not sufficient to support the use of the carryforward, credit or other deferred tax asset. A three year cumulative loss position and continued near-term losses represent significant negative evidence that caused us to conclude that a $100,964 increase in the valuation allowance was necessary at December 31, 2009.

The increase in the valuation allowance does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once we can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

See Note 11 of the Notes to the Consolidated Financial Statements for an additional discussion of our income taxes.

INTERIM FINANCIAL DATA

The following tables reflect summarized quarterly data for the periods described:

	2009
Three months ended	December 31 (5)	September 30	June 30		March 31

Interest income	$27,322	$29,202	$31,799		$33,143
Interest expense	11,593	13,152	15,025		15,660
Net interest income	15,729	16,050	16,774		17,483
Provision for loan losses	30,525	18,913	32,536		31,394
Non-interest income	13,833	14,827	(10,984	)(1)	5,492
Non-interest expense	23,158	24,369	29,169		29,473
Income (Loss) before income taxes	(24,121)	(12,405)	(55,915)		(37,892)
Income taxes (benefits)	70,802	7,330 (4)	(7,451)		(9,831)
NET INCOME (LOSS)	(94,923)	(19,735)	(48,464)		(28,061)
Preferred stock dividends and discount accretion	1,129	1,117	1,139		413
NET INCOME (LOSS) AVAILABLE
TO COMMON SHAREHOLDERS	$(96,052)	$(20,852)	$(49,603)		$(28,474)

Earnings (Loss) per share:
Basic	$(4.64)	$(1.01)	$(2.39)		$(1.37)
Diluted	(4.64)	(1.01)	(2.39)		(1.37)

Average shares:
Basic	20,685	20,707	20,715		20,732
Diluted	20,685	20,707	20,715		20,732

	2008
Three months ended	December 31 (5)	September 30	June 30	March 31

Interest income	$40,244	$42,305	$43,260	$47,091
Interest expense	18,807	18,445	18,094	23,573
Net interest income	21,437	23,860	25,166	23,518
Provision for loan losses	38,169	17,978	6,003	3,634
Non-interest income	5,759	10,184	3,012 (2)	10,734
Non-interest expense	99,568	72,187 (3)	24,177	24,121
Income (loss) before income taxes	(110,541)	(56,121)	(2,002)	6,497
Income taxes (benefits)	(28,919)	(22,794)	(1,103)	1,524
NET INCOME (LOSS)	$(81,622)	$(33,327)	$(899)	$4,973

Earnings per share:
Basic	$(3.97)	$(1.62)	$(0.04)	$0.24
Diluted	(3.97)	(1.62)	(0.04)	0.24

Average shares:
Basic	20,569	20,567	20,554	20,537
Diluted	20,569	20,567	20,554	20,544

Notes:
(1)  Includes $20,314 of other-than-temporary securities impairment.
(2)  Includes $6,302 of other-than-temporary securities impairment.
(3)  Includes goodwill impairment of $48,000.
(4)  Includes increase of $6,853 for deferred income tax valuation allowance.
(5)  See below discussion of fourth quarter 2009 results for additional details.

FOURTH QUARTER 2009 AND 2008

Fourth quarter 2009 net loss available to common shareholders was $96,052, or $(4.64) per diluted share, while the pre-tax loss was $24,121. The pre-tax loss for the fourth quarter of 2009 was largely attributable to the provision for loan losses of $30,525. The income tax expense for the fourth quarter of 2009 was $70,802, which included an increase in our deferred income tax valuation allowance of $75,608.

Fourth quarter 2009 results, as compared to third quarter 2009, included an increase in the provision for loan losses of $11,612 and a decrease in non-interest expense of $1,211, as well as a decrease in non-interest income of $994 and net interest income of $321.

The increased provision was primarily allocated to CRE and construction and land development loans which represented 90% of total non-performing loans. The provision for loan losses exceeded net charge-offs by $9,306 for the fourth quarter of 2009.

The allowance to total loans increased 79 basis points to 4.39% at December 31, 2009, while annualized net charge-offs increased 12 basis points to 3.86%. Non-performing loans increased to $214,880, or 10.64% of total loans, compared to 8.61% at September 30, 2009, while the allowance to non-performing loans decreased from 41.79% to 41.26% for the same dates. Non-performing assets increased to $246,898, compared to $216,332 at September 30, 2009. The net charge-off ratio for all of 2009 was 3.81%.

Net interest income was $15,729 for the fourth quarter of 2009, compared to $16,050 for the third quarter of 2009, while the net interest margin increased 5 basis points to 2.40%. The increase in the margin was due mainly from the improvement in deposit funding costs.

Low cost deposits, which include non-interest checking, NOW and savings deposits, decreased during the fourth quarter by $37,048, primarily due to the branch sale completed during the fourth quarter. Retail certificates of deposit decreased $27,125, brokered certificates of deposit increased $31,054, and money market balances declined $42,190.

Commercial loan average balances decreased $118,877 in the fourth quarter of 2009. CRE decreased $32,226, and commercial and land development loans decreased $17,327. The remaining commercial decreased $69,325, mainly due to the loan sale that occurred late in the third quarter. The remaining loan and branch divestiture that closed late in the fourth quarter had only a small impact on average balances.

Non-interest income was $13,833 for the fourth quarter of 2009, compared to $14,827 for the third quarter. The fourth quarter included $5,260 for the deposit premium from the branch sale, compared to the third quarter securities gains of $6,578.

Non-interest expense for the fourth quarter of 2009 was $23,158.

The income tax expense for the fourth quarter of 2009 was $70,802, which includes an increase in our deferred income tax valuation allowance of $75,608. Including this charge, the reserve is equal to the entire deferred income tax asset. The tax expense from the increase in the valuation allowance is partially offset by the income tax benefit resulting from the fourth quarter loss adjusted for tax credits and tax free loan and municipal security income.

The fourth quarter 2008 net loss was $81,622, or $(3.97), per diluted share.

FINANCIAL CONDITION

Total assets at December 31, 2009, were $2,921,941, compared to $3,357,100 at December 31, 2008.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, including federal funds sold and other short-term investments totaled $354,574 at December 31, 2009, compared to $62,773 one-year prior. The balance of this account fluctuates daily based on the needs of our customers. However, the majority of the year over year increase in the cash position was driven by our desire to maintain a higher level of liquidity during 2009.

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

The securities portfolio represents our second largest earning asset after loans and serves as a liquidity source for us. Total investment securities classified as available for sale of $361,719 comprised 12.4% of total assets at December 31, 2009, compared to 16.7% at December 31, 2008, reflecting a $200,020 decrease during 2009. Securities held for trading totaled $36 at December 31, 2009 and were comprised of four pooled trust preferred collateralized debt obligations, or CDOs.

During 2008 and 2009, we continued to reduce the size of our securities portfolio. We used the cash flows in 2008 to help fund growth in our commercial loan portfolio. In 2009, we used the cash flow to reduce debt and improve liquidity. During 2009, we sold $145,839 of agency issued collateralized mortgage obligations, or CMOs, $88,479 of mortgage backed securities, and $54,263 of municipal securities at a gain of $8,041. A portion of the proceeds from these sales were used to purchase $199,742 of GNMA securities and $8,856 of U.S. Treasuries which carry a zero percent risk weight, therefore lowering the risk weighted assets and improving our total risk based capital ratios.

Mortgage-backed securities and CMOs represented 85.4% of the available for sale securities portfolio at December 31, 2009, as compared to 77.2% at December 31, 2008. Mortgage-backed securities carry an inherent prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates.

SECURITIES AVAILABLE FOR SALE	December 31,
(At Fair Value)	2009	2008
U.S. Treasuries	$8,833	$-
U.S. Government agencies	279	761
Collateralized Mortgage Obligations:
Agency	118,431	274,076
Private Label	23,229	28,610
Mortgage-backed securities	167,232	131,253
Trust Preferred	10,038	28,401
State & political subdivisions	25,040	90,028
Other securities	8,637	8,610

Total	$361,719	$561,739

The fair value of available for sale securities as of December 31, 2009, by contractual maturity, except for mortgage-backed securities and CMOs, which are based on estimated average lives, are shown below. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Available for Sale Securities	Fair Value

Due in one year or less	$12,955
Due from one to five years	106,250
Due from five to ten years	119,044
Due after ten years	123,470
Total	$361,719

Proceeds from sales and calls of securities available for sale were $302,760 and $46,505 for the twelve months ended December 31, 2009 and 2008 respectively. Gross gains of $8,076 and $73 gross losses of $16 and $32 were realized on these sales and calls during 2009 and 2008 respectively.

SECURITIES HELD FOR TRADING
(At Fair Value)	December 31, 2009
Trust Preferred	$36
U. S. Treasury Notes	-
Total	$36

 The net gain (loss) on trading activities included in non-interest income for 2009 and 2008 was $(1,004) and $321, respectively. The loss for 2009 included a loss of $1,268 on the sale of Colonial BancGroup trust preferred security.

We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

On a quarterly basis or more frequently when necessary, we evaluate each security in our portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities were guaranteed by the U.S. government or its agencies and the securities’ public ratings, if available, and how those two factors affect credit quality and recovery of the full principal balance, whether the market decline was affected by macroeconomic conditions, the length of time the securities have had temporary impairment and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We also review the payment performance, delinquency history and credit support of the underlying collateral for certain securities in our portfolio as part of our impairment analysis and review. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

See Note 4 of the Notes to Consolidated Financial Statements for an additional discussion of securities.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet. This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock. From time to time, we purchase shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. During 2009 and 2008, we sold $39 and $28 of our FHLB stock back to the FHLB at par.

LOANS

Loans, including those held for sale in probable branch divestitures, at December 31, 2009, totaled $2,110,348 compared to $2,490,243 at year-end 2008, reflecting a decrease of $379,895, or 15.3%. This decrease was partially due to the branch and loan sales occurring in 2009 that totaled $134,067. Commercial loans (which include commercial, industrial and agricultural, tax exempt, lease financing, commercial real estate, and construction and development) decreased $267,992 at December 31, 2009, compared to year-end 2008. This decrease was driven primarily by a decrease in commercial construction and development of $259,392, or 40.4%, and commercial, industrial and agricultural of $145,840, or 19.5%, partially offset by an increase in commercial mortgage loans of $146,787, or 33.6%. The shift out of construction and land development loans to commercial mortgage loans reflects the completion of construction for several of the projects securing these loans. Commercial loans in the Chicago region totaled $261,445 at December 31, 2009, compared to $332,131 at December 31, 2008. During 2009, the Chicago commercial portfolio experienced significant increases in past due and non-performing loans, as well as higher losses. Charge-offs recorded during 2009 from this portfolio totaled $34,976.

Our non-owner occupied CRE portfolio is managed by three areas, with $686,960 managed by our commercial real estate team headquartered in Cincinnati, Ohio, our CRE line of business, $205,454 managed by our Chicago region and the remainder managed in our other markets. Our largest property-type concentration is in retail projects at $260,855, or 26.6%, of the total CRE portfolio, which includes direct loans or participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers such as Walgreens, Sherwin Williams and Advance Auto and for regional shopping centers with national and regional tenants. Our second largest concentration is multifamily at $179,066, or 18.3%, of the total CRE portfolio. Our third largest concentration is for land acquisition and development at $143,446, or 14.7%, of the total, which represents both commercial development and residential development. Finally, our fourth largest concentration at $113,187, or 11.6%, is to the single-family residential and construction category, 63.0% of which is in the Chicago area. No other category exceeds 9% of the CRE portfolio. Of the total non-owner occupied CRE portfolio, 50.4%, or $493,479 is classified as construction. At December 31, 2009, $703,948, or 71.9%, of the CRE portfolio is located in our core market states of Indiana, Kentucky, Illinois and Ohio. The three largest concentrations outside of our core market states are $62,549, or 6.4% located in Florida, $31,074, or 3.2% located in Nevada and $30,539, or 3.1%, located in Georgia. Non-owner occupied CRE non-performing loans in our core market states of Indiana, Kentucky, Illinois and Ohio totaled $121,136 at December 2009, with another $25,630 located in Florida, and $20,491 located in Georgia. A total of $6,044 of our non-performing loans at December 31, 2009, were located in South Carolina, in which we had $7,146 of loans outstanding. The majority of projects located outside of Indiana, Kentucky, Illinois and Ohio are with developers located in or with a major presence in our four-state area that have developed or are developing properties in other states. We do not execute non-recourse financing.

The reduction in size of our loan portfolio, along with the change in the CRE segment, and the planned decline in our indirect consumer and residential mortgage loan portfolios has increased our level of concentration risk. The balance in our non-owner occupied CRE portfolio decreased from $1,091,499, or 43.8% of the total loan portfolio at December 31, 2008, to $978,927 or 46.4% of the total portfolio at December 31, 2009.

The change in our non-owner occupied CRE portfolio from 2007 to 2009 is attributable, in part, to the disruption of the permanent financing market, which has made it more difficult for borrowers to refinance completed and stabilized projects on a permanent basis. During the third quarter of 2008, we discontinued pursuing new non-owner occupied CRE opportunities, regardless of property type, as additional stress of this product became apparent. We are now exiting the CRE line of business all together. We will reduce our current CRE exposure through the sale of performing and nonperforming loans, not make any new commitments, and incent our customers and relationship managers to reduce their outstandings ahead of their prescribed maturities and increase our yields as pricing opportunities arise.

During the second and third quarters of 2009, we offered a discount to some of our CRE customers in exchange for early repayment. We did this to reduce our concentration in commercial real estate, which in turn reduces our credit risk and improves our regulatory capital ratios. The discounts are reflected as charge-offs at the time the payments are received. The provision for loan loss recorded as payments are received is the difference between the discount given and the reserves for those credits already included in the allowance for loan losses. Net charge-offs for this program totaled $2,154, while payoffs or paydowns totaled $31,241. This program ended on September 30, 2009.

CRE loan balances in Chicago were $234,212 at December 31, 2009 compared to $300,360 at December 31, 2008. CRE balances from our team headquartered in Cincinnati, Ohio were $735,055 at December 31, 2009 compared to $751,079 at December 31, 2008.

C&I loans decreased $145,840, or 19.5%, from year-end 2008. This decline reflected the sale of $69,356 of a pool of primarily commercial loans originated in our Covington, Kentucky LPO in the fourth quarter of 2009.

Residential mortgage loans decreased $76,598, or 24.8%, from year-end 2008. We expect the balance of residential mortgage loans will continue to decline during 2010, since we sell substantially all originations to a private label provider on a servicing released basis. We evaluate our counterparty risk with this provider on a quarterly basis by evaluating their financial results and the potential impact to our relationship with them of any declines in financial performance. If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk. We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products. The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio. Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.

Home equity lines of credit, or HELOC loans decreased $8,307, or 4.9%, at December 31, 2009, from year end 2008, mainly due to the branch and loan sales. HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence. HELOC loan average balances increased $12,165, or 7.6% from 2008.

Consumer loans, which include both direct and indirect loans, decreased $26,998, or 17.6% at December 31, 2009, from year end 2008. The average balance of indirect consumer loans declined $18,398, or 20.8% during 2009, as we exited the indirect line of business in December 2006 in order to originate higher yielding commercial loans. The indirect loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets. Indirect loans at December 31, 2009, were $62,062 compared to $79,129 at December 31, 2008.

The average balance of direct consumer loans decreased $14,375, or 8.2% during 2009.

Loans delinquent 30-89 days were $20,605, or 0.98% of our portfolio at December 31, 2009, a decrease of $15,507 from September 30, 2009. Delinquent loans include $9,737 of CRE loans, or 0.80% of that portfolio, $1,000 of C&I loans, or 0.28% of that portfolio, $5,427 of residential mortgage loans, or 3.51% of that portfolio, and $4,441 of consumer and home equity loans, or 1.18% of that portfolio.

Of the delinquent CRE loans, $4,042, or 42%, are located in the Chicago region. The improvement in the delinquencies during the fourth quarter reflects greater attention managing delinquent accounts, as well as, the reclassification of delinquent loans to nonaccrual status and into OREO.

We have limited exposure to shared national credits. Our total outstanding amount of shared national credits, which are any loans or loan commitments of at least $20,000 that are shared by three or more supervised institutions, was $41,780 at December 31, 2009. Of this amount, $9,240, or 22.1% was classified as non-performing.

LOAN PORTFOLIO AT YEAR END

	2009	2008	2007	2006	2005
Commercial, industrial and agricultural loans	$602,606	$748,446	$689,504	$568,841	$572,936
Economic development loans and other obligations of state and political subdivisions	14,773	24,502	7,227	7,179	8,422
Lease financing	5,579	5,397	5,291	5,495	5,740
Commercial mortgages	583,123	436,336	298,151	180,249	180,907
Construction and development	382,068	641,460	609,858	260,314	186,177
Residential mortgages	232,799	309,397	380,429	436,309	447,250
Home equity lines of credit	162,934	171,241	145,403	132,704	135,685
Consumer loans	126,466	153,464	175,516	199,887	213,079
Total loans	2,110,348	2,490,243	2,311,379	1,790,978	1,750,196
Less: unearned income	-	-	1	2	4
Loans, net of unearned income	2,110,348	2,490,243	2,311,378	1,790,976	1,750,192

Less: Loans held for sale in probable branch divestiture	90,616	-	-	-	-

Loans, net of unearned income and loans held for sale in probable branch divestiture	$2,019,732	$2,490,243	$2,311,378	$1,790,976	$1,750,192

Different types of loans are subject to varying levels of risk, and we mitigate this risk through portfolio diversification by type of loan and industry. We concentrate substantially all of our lending activity by lending to customers located in the geographic market areas that we serve, primarily Indiana, Illinois, Kentucky and Ohio.

We lend to customers in various industries including real estate, agricultural, health and other related services, and manufacturing. Our loan portfolio does not contain any loans to foreign entities.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2009
Total Loans		After 1 Year
	Within	But Within	Over
Rate sensitivities:	1 Year	5 Years	5 Years	Total

Fixed rate loans	$188,407	$470,496	$200,444	$859,347
Variable rate loans	943,647	94,030	2,571	1,040,248

Subtotal	$1,132,054	$564,526	$203,015	1,899,595

Percent of total	59.59%	29.72%	10.69%

Nonaccrual loans				210,753

Total loans				$2,110,348

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2009
Commercial, Industrial, Agricultural, Economic Development, Obligations of State and Political Division, Construction and Development Loans

		After 1 Year
	Within	But Within	Over
	1 Year	5 Years	5 Years	Total
Commercial, industrial and agriculture loans	$302,701	$252,691	$28,096	$583,488
Economic development loans and other obligations of state and political subdivisions	6,534	7,797	440	14,771
Construction and development	246,452	40,528	16	286,996
Total	$555,687	$301,016	$28,552	$885,255

Fixed rate	$108,598	$279,681	$27,684	$415,963
Variable rate	447,089	21,335	868	469,292

Subtotal	$555,687	$301,016	$28,552	885,255

Percent of total	62.77%	34.00%	3.23%

Nonaccrual loans				114,192

Total				$999,447

NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned. Nonaccrual loans are loans on which we have suspended recognizing interest because of doubts as to the borrower's ability to repay principal or interest according to the terms of the contract. Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectability of the loan is in question or when we determine the loan is impaired. Loans which are less than 90 days past due, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status. Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower's financial position. Loans 90 days or more past due, which totaled $4,127 at December 31, 2009, are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted.

NON-PERFORMING ASSETS AT YEAR END
	2009	2008	2007	2006	2005
Non-performing loans:

Nonaccrual	$210,753	$150,002	$18,549	$8,625	$25,013
90 days past due and still accruing interest	4,127	897	4,118	228	40

Total non-performing loans	214,880	150,899	22,667	8,853	25,053

Trust preferred held for trading	36	-	-	-	-
Other real estate owned (OREO)	31,982	19,396	2,923	936	440

Total non-performing assets	$246,898	$170,295	$25,590	$9,789	$25,493

Non-performing loans were 10.64% and 6.06% of total loans, net of unearned income at the end of 2009 and 2008, respectively. The increase in non-performing loans and OREO is primarily due to the ongoing housing downturn that began in 2007, affecting not only residential mortgage lending, but also CRE lending related to residential construction. During 2009, we continued to experience a decline in credit quality, primarily limited to residential construction and development, although we did begin to experience some decline in other portfolios as macro factors continued to deteriorate in the economy. Since we do not underwrite a subprime product, the performance of our residential mortgage portfolio continues to be acceptable.

Non-performing loans were $214,880 at December 31, 2009, compared to $150,899 at December 31, 2008. Of the non-performing loans, $193,412 are in our CRE portfolio and $14,146 are in commercial and industrial, or C & I portfolio, while the balance of $7,322 consists of 1-4 family residential and consumer loans which totaled 138 basis points at December 31 2009. Non-performing assets in our C & I loan portfolio totaled $14,146, or 5.7% of the total, while non-performing assets in our 1-4 family and consumer portfolios totaled $7,710, or 3.1% of the total.

Our residential builder business is located primarily in Chicago. The increase in non-performing loans and assets during 2009 came primarily from this product line and from our CRE line of business. Total non-performing CRE loans at December 31, 2009, totaled $193,412, of which $117,084 was for residential real estate related projects. Of this total, $75,949 was from Chicago and $39,145 from our CRE line of business. The Chicago non-owner occupied commercial real estate portfolio had commitments of $207,873 and outstanding balances of $205,454 at December 31, 2009. The Chicago portfolio made up 42% and 47% of our total non-performing loans and non-performing assets, respectively, at December 31, 2009. The CRE line of business had commitments of $767,727 and outstanding balances of $686,960 at December 31, 2009. This portfolio made up 49% of our total non-performing loans and 45% of our non-performing assets at December 31, 2009. Chicago and the CRE line of business make up 13.8% and 37.9% of total outstanding loans.

Only 8.9% of the remaining non-performing loans and 8.5% of the total non-performing assets come from our core lending activities. This portfolio represents $1,067 of loan outstandings, with a delinquency rate of 0.83% and non-performing loans of $19,037.

At December 31, 2009, the largest non-performing loan relationship is to a developer with real estate in Georgia that has a total balance of $20,491. The second largest non-performing loan relationship is to a Chicago area based builder with an outstanding balance of $13,035. The third largest non-performing loan is secured by undeveloped property in Florida which is collateral for a $9,900 loan. The fourth loan is to a developer in the Louisville, Kentucky area secured by a 1-4 family residential development with a balance of $7,185 at the end of the year.

The majority of the remainder of our commercial non-performing loans are secured by one or more residential properties in the Chicago area, typically at an 80% or less loan to value ratio at inception. The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 23.3% from the peak of the index in September 2006 to the most recent index for November 2009, as published in January 2010. The Zillow index for the fourth quarter of 2009 shows a decline of 25.0% from its peak during the second quarter of 2006. On a year over year basis, the Zillow index shows a decline of 9.9% for all homes, with a 16.1% decline for single family housing and a 3.3% decline for condominiums. New appraisal values we have obtained for existing loans have been consistent generally with the declines indicated by the Case-Schiller and Zillow indices. Many potential buyers are choosing to rent rather than buy at this time, with market information indicating an increase in rental demand and rental rates. Should sales levels in Chicago remain stable at their current values or continue to decline in 2010, there is risk that we would experience further deterioration in this segment.

Impaired loans totaled $203,470 at December 31, 2009, compared to $142,496 at December 31, 2008. A total of $197,079 of impaired loans at December 31, 2009 had a specific allowance for loan loss, compared to $141,301 at December 31, 2008. The allowance for loan losses for impaired loans included in the allowance for loan losses was $32,036 at December 31, 2009, compared to $24,561 at December 31, 2008. The average balance of impaired loans was $183,272 for 2009, compared to $71,255 for 2008.

OREO increased to $31,982 at December 31, 2009, compared to $19,396 at December 31, 2008, again, due largely to our residential builder portfolio. The ratio of non-performing assets to total loans and OREO increased to 12.03% at December 31, 2009, compared to 6.79% at year end 2008 because of the increase in non-performing loans. Approximately 47%, or $115,151, of our total non-performing assets are in our Chicago region. These assets represent approximately 41% of the total assets in our Chicago region.

The interest recognized on nonaccrual loans was approximately $40, $12 and $55 in 2009, 2008 and 2007, respectively. The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $3,929, $2,451 and $463 for 2009, 2008 and 2007, respectively.

Potential problem loans, which consisted of primarily non-owner occupied CRE loans at December 31, 2009, are maintained on a watch list and reviewed at least quarterly. For the most part, loans are designated as watch list loans to ensure more frequent monitoring. The assets are reviewed to ensure proper earning status and management strategy. If we determine that there is serious doubt as to performance in accordance with the original terms of the contract, then the loan is placed on nonaccrual. We also review nonaccrual loans on an ongoing basis.

CREDIT MANAGEMENT

Our credit management procedures include Board oversight of the lending function by the Board’s Credit and Risk Management Committee, which meets at least quarterly. The committee met eleven times during 2009. The committee monitors credit quality through its review of information such as delinquencies, non-performing loans and assets, problem and watch list loans and charge-offs. The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment. In addition, a sample of loans is reviewed by an independent loan review department, as well as by a compliance department and regulatory agencies.

Consumer, mortgage and small business loans are centrally underwritten and approved while commercial loans are approved through a combination of limited individual lending authorities, independent senior credit officers, Senior Loan Committee, the Chief Credit and Risk Officer and the Chief Executive Officer. A limited number of officers have the authority, in certain cases and for certain loan types, to override centrally denied loan requests. Those overrides must meet certain conditions and are centrally tracked and monitored for performance. In addition, any relationship that has an aggregate exposure of $4,000 must be approved by a Senior Loan Committee consisting of Senior Credit Officers, the Chief Credit Administration Officer, the Chief Credit and Risk Officer, and the Chief Executive Officer.

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

We conduct reviews on selected loans, based on size to identify loans with heightened risk or probable losses quarterly or more frequently as stated within our formal agreement with our federal regulators. The primary responsibility for this review rests with the relationship manager responsible for the credit relationship. This review is supplemented by the loan review area, which provides information assisting in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to us.

Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which was subsequently incorporated into ASC 310. We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms. The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the market value of the collateral, less estimated cost to liquidate. For non-collateral dependent loans, the allowance is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement.

Homogeneous pools of loans, such as consumer, installment and residential real estate loans, are not individually reviewed. An allowance is established for each pool of loans based upon historical loss ratios, based on the net charge-off history by loan category. In addition, the allowance reflects other risks affecting the loan portfolio, such as economic conditions in our geographic areas, specific industry financial conditions and other factors.

The unallocated portion of the allowance covers general economic uncertainties as well as the imprecision inherent in any forecasting methodology. At December 31, 2009, the unallocated reserve included within the allowance for loan losses was $8,877 as compared to $5,935 at December 31, 2008. The unallocated portion of the allowance increased during 2009 for two reasons. The first was to reflect the pace of change and unpredictability of the current economic environment and how it could affect our estimate of losses. The second is to provide for those loans which are collateral dependent in terms of potential additional collateral stress, given the continued declines in the market value of real estate collateral across our lending footprint.

The factors used to evaluate homogenous loans in accordance with the SFAS No. 5, “Accounting for Contingencies”, which was subsequently incorporated into ASC 450, are reviewed at least quarterly and are updated as conditions warrant. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to an amount that is adequate to absorb estimated loan losses as determined by our periodic evaluations of the loan portfolio. Our evaluation is based upon consideration of actual loss experience, changes in composition of the loan portfolio, evaluation of specific borrowers and collateral, current economic conditions, trends in past-due and non-accrual loan balances and the results of recent regulatory examinations.

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

Our process to perform this analysis includes expanded data analysis, back-testing and ongoing refinements to documentation surrounding the adequacy of the allowance. The allowance provides reliable measures of the probability of default and risk of loss for our categories of loans with similar risk characteristics and analyzes loss data over the period of time that we believe is appropriate when coupled with management adjustments we apply towards that data. The appropriateness of management adjustments is considered in terms of market conditions, portfolio performance and portfolio concentrations. In considering market conditions, we review a variety of information including unemployment statistics, foreclosure rates and housing statistics from third party indices and reports. We believe this improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. This process does not impact losses estimated in accordance with ASC 310.

The allowance for loan losses was $88,670 at December 31, 2009, representing 4.39% of total loans, compared to $79,364 at September 30, 2009, or 3.60% of total loans and $64,437 at December 31, 2008, or 2.59% of total loans. The allowance for loan losses to non-performing loans ratio was 41.3% at December 31, 2009, compared to 41.8% at September 30, 2009 and 42.7% at December 31, 2008. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination. At December 31, 2009, we believe that our allowance appropriately considers the expected loss in our non-performing loans. The provision for loan losses was $30,525 for the three months ended December 31, 2009, and $113,368 for the twelve months ended December 31, 2009. This compares to $38,169 and $65,784 for the three and twelve months ended December 31, 2008.

The provision for loan losses exceeded net charge-offs by $9,306 during the fourth quarter of 2009. Annualized net charge-offs to average loans were 3.86% for the quarter, compared to 2.48% for the fourth quarter of 2008, and 3.81% for the twelve months ended December 31, 2009. For the fourth quarter of 2009, net charge-offs included $19,248 of CRE, $830 of commercial, $476 of indirect consumer loan, $240 of home equity, and $221 of checking account net charge-offs, while the remaining $204 came from various other loan categories. CRE net charge-offs during the fourth quarter of 2009 included $3,710 for a multifamily purpose property located in Ohio, $1,731 for a land acquisition property located in Chicago, and $1,550 for a residential development purpose property located in Indiana.

For 2009, net charge-offs included $58,965 of CRE, $23,263 of commercial, $2,175 of indirect consumer loans, $2,211 of home equity loans, $1,162 of residential mortgage and $819 of checking accounts net charge-offs while the remaining $540 came from various other loan categories. The largest loss taken during the year was for a $17,500 line of credit secured by the stock for a financial institution located in Ohio, which was subsequently seized by the regulators. The other four largest losses were commercial real estate projects originated and managed by our CRE line of business as the second largest loss of $4,473 was secured by a multifamily residential project located in Florida followed by $3,710 secured by a multifamily commercial real estate project located in Ohio. The next large loss was a project secured by a large condominium development located in South Carolina which totaled $3,541 and managed by our CRE line of business. The fifth large loss is a project for retail purposes located in Ohio that totaled a loss of $2,503.

We continuously improve our credit management processes. In 2009, we took the following actions.

•
We continued to obtain new appraisals on properties securing our CRE non-performing loans and used those appraisals to help determine any specific reserves within the allowance for loan losses. As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs, and adjust specific reserves as appropriate.

•	We reorganized our Chicago staff and have dedicated additional resources to reducing the Chicago portfolio.

•	We shifted the credit analysis effort for our Chicago portfolio from Chicago to our centralized Business Service Center in Evansville.

•
We are exiting the CRE lending line of business, and have closed and consolidated our Nashville, Louisville and Cleveland CRE LPOs into our Cincinnati-based CRE group. We offered a discount to some of our CRE customers in exchange for early repayment in an effort to reduce our CRE balances.

•	We have added additional loan workout specialists to our Chicago and CRE group and transitioned our relationship managers to assist with orderly exit strategy similar to our Chicago Plan.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Troubled debt restructurings totaled $5,856 at December 31, 2009.

The following two tables include loans held for sale in connection with probable branch divestitures in the totals and calculations.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)

	2009		2008	2007	2006	2005
Allowance for loan losses, January 1	$64,437		$27,261	$21,155	$24,392	$23,794
Allowance associated with purchase acquisitions	-		-	5,982	-	-
Loans charged off:
Commercial, industrial and agriculture	41,211		8,338	1,244	21,509	3,461
Commercial mortgages	10,991		3,257	54	66	620
Construction and development	30,774		12,368	200	-	-
Residential mortgages	2,483		1,485	797	704	589
Home Equity	1,378		352	246	397	130
Consumer	4,615		4,412	2,900	2,665	1,818
Total	91,452		30,212	5,441	25,341	6,618
Recoveries on charged off loans:
Commercial, industrial and agriculture	551		280	315	633	621
Commercial mortgages	115		20	18	174	32
Construction and development	83		-	-	-	-
Residential mortgages	351		184	154	171	166
Home Equity	137		11	105	41	64
Consumer	1,080		1,109	780	791	569
Total	2,317		1,604	1,372	1,810	1,452
Net charge-offs	89,135		28,608	4,069	23,531	5,166
Provision for loan losses	113,368		65,784	4,193	20,294	5,764
Allowance for loan losses, December 31	$88,670		$64,437	$27,261	$21,155	$24,392

Total loans at year-end, net of unearned income	$2,110,348		$2,490,243	$2,311,378	$1,790,976	$1,750,192
Average loans	2,338,919		2,407,677	2,128,551	1,782,918	1,688,547
Total non-performing loans	214,880		150,899	22,667	8,853	25,053

Net charge-offs to average loans	3.81%		1.19%	0.19%	1.32%	0.31%
Provision for loan losses to average loans	4.85		2.73	0.20	1.14	0.34
Allowance for loan losses to loans	4.20	*	2.59	1.18	1.18	1.39
Allowance for loan losses to non-performing loans	41.26		42.70	120.27	238.96	97.36

*Loans held for probable branch sale of $90,616 were included in total loans used in this calculation. Excluding these loans, the allowance for loan losses to loans is 4.39% for 2009.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31
	Allowance Applicable to					Percent of Loans to Total Gross Loans
Loan Type	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005

Commercial, industrial	$14,551	$17,675	$8,060	$7,337	$11,713	28%	30%	30%	32%	33%
and agriculture
Economic development loans state and political and other obligations of subdivisions	-	-	-	-	-	1%	1%	-	-	-
Lease financing	612	1	1	1	56	-	-	-	-	-
Commercial mortgages	30,154	9,274	3,076	1,804	2,173	28%	18%	13%	10%	10%
Construction and
development	21,562	22,038	7,150	2,537	1,904	18%	26%	26%	15%	11%
Residential mortgages	3,942	3,083	3,287	3,688	4,105	11%	12%	17%	24%	26%
Home equity	2,449	1,776	1,082	1,172	885	8%	7%	6%	8%	8%
Consumer	6,523	4,655	3,963	3,434	3,246	6%	6%	8%	11%	12%

Allocated	79,793	58,502	26,619	19,973	24,082	100%	100%	100%	100%	100%

Unallocated	8,877	5,935	642	1,182	310

Total	$88,670	$64,437	$27,261	$21,155	$24,392

The specific increase in the allowance for 2009, for commercial mortgages and consumer loans is due to an increase in loss factors, increases in our level of non-performing loans, changes in the economic conditions such as unemployment and foreclosures, and conversion of construction oriented loans to mini-permanent loans that typically have a maturity duration of 3-5 years. The largest decrease from 2008 in allocated allowance was within our Commercial, Industrial, and Agriculture portfolio, which did not have a $6,000 reserve for one relationship as it did last year. Excluding the effect of that one reserve in 2008, the allowance for 2009 would reflect a net increase of $2,876.

DEPOSITS

Total deposits were $2,365,106 at December 31, 2009, compared to $2,340,192 at December 31, 2008. Low cost deposits, defined as non-interest bearing, interest checking and savings deposits, were $1,029,937 at December 31, 2009, up $145,531, or 16.5% from $884,406 at December 31, 2008.

The average balances of non-interest bearing deposits and savings increased by $11,212, or 4.0%, and $161,704, or 105.0%, respectively, while interest checking decreased by $2,051, or 0.5%. Money market deposits and retail certificates of deposit decreased by $59,057, or 16.0% and $65,130, or 10.5%. Brokered deposit average balances increased $165,261, or 81.5%, offsetting the majority of the decline in retail certificates and money market deposits. Fourth quarter 2009 balances for non-interest bearing deposits increased $12,208, or 16.9% annualized, interest bearing checking increased $14,149, or 14.05% annualized, while savings decreased $9,322, or 9.9% annualized from those at September 30, 2009.

Approximately $127,183 of deposits were transferred in connection with the branch divestitures during 2009, on which we received premiums of $7,812.

TIME DEPOSITS OF $100 OR MORE AT DECEMBER 31, 2009
Maturing:
3 months or less	$122,716
Over 3 to 6 months	86,147
Over 6 to 12 months	163,686
Over 12 months	251,121

Total	$623,670

SHORT-TERM BORROWINGS

Short-term borrowings totaled $62,114 at December 31, 2009, a decrease of $352,892 from year-end 2008. Short-term borrowings primarily include federal funds purchased (which are purchased from other financial institutions, generally on an overnight basis) securities sold under agreements to repurchase (which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service), short-term FHLB advances and term funds made available by the Federal Reserve through its Term Auction Facility, or TAF. TAF borrowings were $176,900 at December 31, 2008, but were paid off by December 31, 2009.

At December 31, 2009, we had available federal funds purchased lines of $135,000. However, our ability to draw under these lines is conditional, and it is highly unlikely that we would be able to access them. We also had availability from the FHLB of $72,995, and availability of $21,789 under the Federal Reserve secondary credit program.

LONG-TERM BORROWINGS

Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, floating rate unsecured subordinated debt and trust preferred securities. Long-term borrowings remained nearly unchanged at $361,071 at December 31, 2009, compared to $360,917 at December 31, 2008.

We continuously review our liability composition. Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.

Note 13 to the consolidated financial statements provides additional information about our long-term debt.

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

The following table lists our significant contractual obligations and significant commitments coming due in the periods indicated at December 31, 2009. Further discussion of these obligations or commitments is included in Note 17 of the Notes to the Consolidated Financial Statements.

As of December 31, 2009		Less than	1 to 3	3 to 5	After 5
	Total	One Year	Years	Years	Years
Contractual On Balance Sheet Obligations
Time Deposits	$1,085,679	$691,011	$336,209	$27,203	$31,256
Long-term debt	361,071	13,224	133,793	114,000	100,054
Operating leases	14,586	1,879	3,124	2,612	6,971
Total contractual cash obligations	$1,461,336	$706,114	$473,126	$143,815	$138,281

Off Balance Sheet Obligations
Lines of credit	$326,279	$180,170	$24,097	$2,178	$119,834
Standby letters of credit	20,433	11,631	8,802	-	-
Other commitments	116,171	59,248	54,435	1,876	612
Total other commitments	$462,883	$251,049	$87,334	$4,054	$120,446

CAPITAL RESOURCES

Shareholders’ equity totaled $102,346 at December 31, 2009, a decrease of $102,445 or 50.0% from 2008. The February 2009 sale of securities to the U.S. Department of the Treasury for $83,586 partially offset the net loss for the year of $194,981.

Shareholder’s equity totaled $204,791 at December 31, 2008, a decrease of $123,013 or 37.5% from 2007. The decrease was primarily due to the net loss of $110,875 and cash dividends of $7,870.

On February 27, 2009, we received $83,586 from the Treasury Department in exchange for shares of a new series of senior preferred stock, or the Treasury Preferred Stock, and a related warrant to purchase 7,418,876 shares of common stock, or the Treasury Warrant, at an initial exercise price of $1.69 per share through the CPP. The Treasury Preferred Stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve and may be repurchased at any time under certain conditions. The Treasury Department also received a 10-year warrant to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share. We are subject to the CPP’s standards for executive compensation and corporate governance for the period during which the Treasury holds our securities. See the discussion of the Capital Purchase Program, in the “Regulation and Supervision” section contained in Item 1 of this document for further details about those standards.

During 2009, we made capital contributions of $60,900 into Integra Bank using CPP funds. This additional capital positively impacted Integra Bank’s capital ratios and liquidity.

We paid cash dividends on our common stock until we suspended them in September 2009. We also suspended cash dividends on the Treasury Preferred Stock and began deferring interest payments on the junior subordinated notes relating to our trust preferred securities obligations. Future payment of any cash dividends on our common stock will be subject to the prior payment of all unpaid dividends on the Treasury Preferred Stock and all deferred distributions on our trust preferred securities. If we miss six quarterly dividend payments on this preferred stock, whether or not consecutive, the Treasury Department will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.

The first quarter of 2009 included a $4,738 reduction to non-interest income for a non-tax deductible mark to market adjustment for the Treasury Warrant. The Treasury Warrant was reflected as a liability because it was not fully exercisable at the time of issuance. The value of the Treasury Warrant increased by $1,407, in April 2009, prior to being transferred to equity. This resulted in $1,407 of expense in the second quarter. The transfer of the Treasury Warrant to equity improved the holding company’s capital ratios, but did not affect those of Integra Bank.

The banking industry is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 2009 and 2008, we and Integra Bank exceeded the regulatory minimums and Integra Bank met the regulatory definition of “well capitalized”. Integra Bank has agreed with the OCC to develop a plan to increase its total capital ratio to at least 11.5% and its tier 1 leverage ratio to 8% by March 31, 2010. See additional discussion in Note 14 to the Consolidated Financial Statements.

Capital trust preferred securities currently qualify as Tier 1 capital for the parent holding company under Federal Reserve guidelines.

As part of our 2009 capital improvement plan, we sold eight banking offices and selected assets and deposits of two other offices, receiving $7,812 of deposit premiums. The eight branches sold were located in Georgetown, Lexington, Lawrenceburg, Warsaw, Crittenden, and Dry Ridge, Kentucky. We also closed an office in Chicago, Illinois. We restructured our investment portfolio, improving our capital position as the sale generated a gain of $8,043 while we replaced the sold securities with GNMA securities and US Treasuries that carry a zero percent risk weight, therefore lowering risk weighted assets and improving our total risk based capital ratios by approximately 45 basis points. We sold $61,992 of bank owned life insurance, receiving $45,067 of those proceeds during 2009 reducing assets with a higher risk weighting. We also offered an early repayment incentive program for commercial real estate loans thus reducing $31,241 of these higher risk weighted assets.

Our on-going strategy for maintaining or increasing capital and positioning us for long-term success, include the following:

•	Exiting our CRE lending line of business;
•	Narrowing our geographic operating footprint through the sale of multiple branch clusters;
•	Selling performing and nonperforming loans;
•	Reducing risk weighted assets while maintaining adequate levels of liquidity and improving our credit quality measures; and
•	Reducing our cost structures to match our core earning capacity and return to profitability.

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

During the second half of 2008, the financial markets experienced unprecedented volatility as the interbank markets were severely disrupted and federal funds rates varied widely intraday.  The actions taken by the Treasury Department and the FDIC included increases in insurance coverage, extension of discount window availability and borrowing terms, creation of the CPP, and Term Auction Facility (TAF) along with the creation of the FDIC’s Temporary Liquidity Guarantee Program’s Debt Guarantee Program as alternative sources of liquidity (TLGP).  All of these actions have improved the performance of the financial markets and reduced deposit volatility

For Integra Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans along with monthly cash flows from mortgage back security portfolio and maturing securities. The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. When these sources are not considered to be adequate, we have utilized brokered deposits, repurchase agreements, secured funding through the TLGP program and utilized borrowing programs from the Federal Reserve including TAF.  We may also utilize Integra Bank’s borrowing capacity with the FHLB and sell investment securities and loans.

Due to continued uncertainty in the financial markets we elected to maintain a higher level of liquidity during 2009.  We took steps to increase our cash position throughout 2009.  Cash and due from banks totaled $304,921 at December 31, 2009 as compared to $62,354 at December 31, 2008.  We increased use of the brokered certificate of deposit markets to diversify our sources of funding, extend our maturities and improve pricing at various desired terms as compared to local market pricing.  We utilized the TAF program at various times throughout 2009 as a source of short-term funding and paid off the $85,000 balance in October 2009.  Integra Bank participated in the TLGP debt program and issued a $50,000 aggregate principal amount FDIC guaranteed note during the first quarter 2009.  This senior unsecured note is due in 2012 and carries an interest rate of 2.625%.

At December 31, 2009 and 2008, respectively, Federal Funds sold and other short-term investments were $49,653 and $419. Additionally, at December 31, 2009, we had in excess of $108,634 in unencumbered securities available for repurchase agreements or liquidation. At December 31, 2009, Integra Bank is also eligible for over $72,995 in additional borrowing capacity with the FHLB and had in excess of $21,789 with the Federal Reserve Bank under the secondary credit program.  The bank has $135,000 available from unused, uncommitted Federal Funds lines; however, in the current economic environment it is highly unlikely that we would be able to access these unsecured lines.

During the third and fourth quarter of 2009 and the first quarter of 2010 the Federal Reserve cited “improvement in financial markets conditions” allowing the Federal Reserve and FDIC to begin designing and implementing exit strategies that would normalize the emergency lending facilities and liquidity initiatives described above.  The Federal Reserve is encouraging banks to utilize pre-financial crisis funding sources.   They announced the final auction for TAF would take place on March 8, 2010 meanwhile they also raised the Discount Window borrowing rate and reduced the maturity on discount-window loans from 28 days back to overnight.  Therefore at the end of 2009, Integra Bank began the process of shifting collateral pledged for borrowing capacity from the Federal Reserve back to the FHLB in an effort to maximize the borrowing capacity and allow for longer maturities.  Subsequently as of January 31, 2010 the excess borrowing capacity at the FHLB was in excess of $147,708 while the capacity at the Federal Reserve was in excess of $51,239 under the secondary credit program.

On August 27, 2009, the FDIC announced an extension of the Transaction Account Guarantee program, which provides unlimited insurance coverage on non-interest bearing transaction accounts, as well as transaction accounts bearing an interest rate no higher than 0.5%.   Financial institutions may opt out of this program.  We did not opt out and plan to maintain the higher coverage amounts until the expiration date of June 30, 2010.  This follows extension of the $250 per depositor insurance coverage, which had been increased from $100, through December 2013.

Liquidity at the holding company level has historically been provided by dividends from Integra Bank, cash balances, liquid assets, and proceeds from capital market transactions.  Federal banking law limits the amount of dividends that national banks can pay to their holding companies without obtaining prior regulatory approval.  At December 31, 2009, the holding company did not have availability under an existing credit line.  A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration.  Because of recent losses, Integra Bank cannot pay any dividends to us without advance approval from the Bank’s primary regulator.  Should Integra Bank make such a request, no assurance can be given that it would be approved.

Liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, and other general corporate purposes.  In order to enhance our liquidity, we have suspended payments of cash dividends on all of our outstanding stock, and deferred the payment of interest on our outstanding junior subordinated notes.  The trust documents allow us to defer payments of interest for up to five years without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of distributions on the trust preferred securities.  Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes.

We believe that the dividend suspension and deferred distributions will preserve approximately $1,800 per quarter (based on the level of dividend and interest payments at time of deferral), thereby enhancing our liquidity and our ability to bolster Integra Bank’s capital ratios.  At December 31, 2009, the cash balance held by the parent company was $5,294, which is expected to remain stable as our cash inflows are similar to our cash outflows.

ACCOUNTING CHANGES

For information regarding accounting standards issued which will be adopted in future periods, see Note 1 to the Consolidated Financial Statements included in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the exposure of earnings and capital to changes in interest rates.  Fluctuations in rates affect earnings by changing net interest income and other interest-sensitive income and expense levels.  Interest rate changes affect the market value of capital by altering the underlying value of assets, liabilities and off-balance sheet instruments.  Our interest rate risk management program is comprised of several components.  They include: (1) Board of Directors’ oversight, (2) senior management oversight, (3) risk limits and control, (4) risk identification and measurement, (5) risk monitoring and reporting and (6) independent review.  The objective of our interest rate risk management processes is to manage the impact of interest rate volatility on earnings and capital.

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

Earnings at Risk (“EAR”). We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame).  This measure reflects the dollar amount of net interest income (NII) that will be impacted by changes in interest rates.  Since March 31, 2009, we have used a simulation model to run immediate and parallel changes in interest rates from a base scenario using a static yield curve. Prior to that, implied forward rates were used for the base scenario. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the base scenario yield curve up and down 100, 200, and 300 basis points.  Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships.  Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios.  This simulation model projects the net interest income under each scenario and calculates the percentage change from the base interest rate scenario.  The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a 200 basis point rate shock in either direction. At December 31, 2009, we would experience a negative 12.00% change in EAR, if interest rates moved downward 200 basis points.  If interest rates moved upward 200 basis points, we would experience a positive 7.96% change in net interest income.  The positive change in NII to rising rates is driven by a high volume of floating rate loans, an absence of overnight funding and the use of longer term fixed rate brokered CDs to lock in liquidity. Because current rates are near historically low levels, it is remote that rates could decline 200 basis points.  Therefore, this scenario has minimal meaning and we have chosen to evaluate the impact in a downward 100 basis point rate shock to evaluate our risk. EAR in the downward 100 basis point scenario was negative 4.80% at December 31, 2009 versus a negative 5.72% at December 31, 2008. The simulation for the upward 200 bp scenario is well within the policy limits established by the Board ALCO. The positive change in EAR in the +200 scenario from 4.35% to 7.96% was largely driven by a change in the balance sheet mix. This included reductions in long term fixed rate securities and overnight funding combined with locking in additional longer term fixed rate debt, primarily broker CDs.

Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
December 31, 2009	-12.00%	-4.80%	7.96%
December 31, 2008	-12.63%	-5.72%	4.35%

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

At December 31, 2009, we would experience a negative 4.43% change in EVE if interest rates moved downward 200 basis points. If interest rates moved upward 200 basis points, we would experience a positive 0.81% change in EVE.  Both of these measures are within Board approved policy limits.  Again, as a 200 basis point reduction in rates currently has minimal meaning, we have chosen to evaluate the impact in a downward 100 basis point rate shock to evaluate our risk. EVE risk in the downward 100 basis point scenario was negative 2.01% at December 31, 2009 versus a negative 6.07% at December 31, 2008. EVE risk to rising rates was largely unchanged as the impact from the reduction in the volume of the fixed rate securities portfolio was partially offset by an increase in the average life of the portfolio. On the liability side of the balance sheet, the impact from extending term debt through broker CDs was offset by a decrease in year end demand deposits along with an increase in premium rate savings deposits.

Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-200 basis points	-100 basis points	+200 basis points
December 31, 2009	-4.43%	-2.01%	0.81%
December 31, 2008	-13.35%	-6.07%	0.57%

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on that assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2009 as stated in their report dated March 4, 2010.

/s/ Michael J. Alley	/s/ Michael B. Carroll
Chairman of the Board	Executive Vice President and
and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Integra Bank Corporation
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Integra Bank Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Integra Bank Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integra Bank Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integra Bank Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Integra Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company incurred substantial losses during 2009 and 2008 due to impairments in the carrying value of loans and certain investment securities.  These asset impairments have reduced the Company’s, and its subsidiary bank’s, equity, earnings capacity and regulatory capital ratios, and resulted in a charge off of the Company’s goodwill and a full valuation allowance against deferred tax assets.  Management has described its plan to improve the Company’s and its subsidiary bank’s equity, earnings capacity and regulatory capital ratios in Note 2 to the financial statements.

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 4, 2010

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$304,921	$62,354
Federal funds sold and other short-term investments	49,653	419
Total cash and cash equivalents	354,574	62,773
Loans held for sale (at lower of cost or fair value)	93,572	5,776
Securities available for sale	361,719	561,739
Securities held for trading	36	-
Regulatory stock	29,124	29,155
Loans, net of unearned income	2,019,732	2,490,243
Less: Allowance for loan losses	(88,670)	(64,437)
Net loans	1,931,062	2,425,806
Premises and equipment	37,814	48,500
Premises and equipment held for sale	4,249	-
Other intangible assets	8,242	9,928
Other assets	101,549	213,423
TOTAL ASSETS	$2,921,941	$3,357,100

LIABILITIES
Deposits:
Non-interest-bearing demand	$263,530	$284,032
Non-interest-bearing held for sale	7,319	-
Interest-bearing	2,004,369	2,056,160
Interest-bearing held for sale	89,888	-
Total deposits	2,365,106	2,340,192
Short-term borrowings	62,114	415,006
Long-term borrowings	361,071	360,917
Other liabilities	31,304	36,194
TOTAL LIABILITIES	2,819,595	3,152,309

Commitments and contingent liabilities (Note 17)	-	-

SHAREHOLDERS' EQUITY
Preferred stock - no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586	82,011	-
Common stock - $1.00 stated value:
Shares authorized: 129,000,000
Shares outstanding: 20,847,589 and 20,748,880 respectively	20,848	20,749
Additional paid-in capital	216,939	208,732
Retained earnings	(210,371)	(15,754)
Accumulated other comprehensive income (loss)	(7,081)	(8,936)
TOTAL SHAREHOLDERS' EQUITY	102,346	204,791
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,921,941	$3,357,100

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
INTEREST INCOME
Interest and fees on loans:
Taxable	$98,414	$142,502	$160,026
Tax-exempt	771	493	393
Interest and dividends on securities:
Taxable	17,018	23,581	24,588
Tax-exempt	2,657	4,581	5,167
Interest on securities held for trading	161	-	-
Dividends on regulatory stock	1,184	1,273	1,286
Interest on loans held for sale	516	366	235
Interest on federal funds sold and other short-term investments	745	104	225
Total interest income	121,466	172,900	191,920

INTEREST EXPENSE
Interest on deposits	43,221	55,663	73,742
Interest on short-term borrowings	1,682	7,563	9,431
Interest on long-term borrowings	10,527	15,693	15,498
Total interest expense	55,430	78,919	98,671

NET INTEREST INCOME	66,036	93,981	93,249
Provision for loan losses	113,368	65,784	4,193
Net interest income after provision for loan losses	(47,332)	28,197	89,056
NON-INTEREST INCOME
Service charges on deposit accounts	19,879	21,078	20,317
Other service charges and fees	4,137	5,139	4,662
Debit card income-interchange	5,361	5,258	4,379
Trust income	2,102	2,156	2,391
Net securities gains (losses)	8,060	41	449
Gain on sale of other assets	7,220	(63)	642
Other than temporary impairment loss:
Total impairment losses	(20,334)	(10,612)	(2,726)
Reclassification of loss from other comprehensive income	(1,150)	-	-
Net impairment loss recognized in earnings	(21,484)	(10,612)	(2,726)
Warrant fair value adjustment	(6,145)	-	-
Cash surrender value life insurance	913	2,684	2,258
Other	3,125	4,008	4,699
Total non-interest income	23,168	29,689	37,071
NON-INTEREST EXPENSE
Salaries and employee benefits	42,234	48,407	45,881
Occupancy	9,499	10,379	9,430
Equipment	3,151	3,732	3,443
Professional fees	7,453	5,741	5,520
Communication and transportation	4,346	5,064	4,522
Processing	2,781	2,861	2,464
Software	2,549	2,476	2,028
Marketing	1,432	2,140	2,305
Loan and OREO expense	11,003	2,780	567
FDIC assessment	7,681	796	301
Low income housing project losses	1,779	2,503	2,318
Building impairment expense	1,639	-	-
Debt prepayment penalties	1,538	-	-
Amortization of intangible assets	1,686	1,724	1,560
Goodwill impairment	-	122,824	-
Other	7,398	8,626	7,311
Total non-interest expense	106,169	220,053	87,650
Income (Loss) before income taxes	(130,333)	(162,167)	38,477
Income taxes (benefit)	60,850	(51,292)	7,767
NET INCOME (LOSS)	$(191,183)	$(110,875)	$30,710
Preferred stock dividends and discount accretion	3,798	-	-
Net income (loss) available to common shareholders	$(194,981)	$(110,875)	$30,710

Consolidated Statements of Income are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Income (Continued)
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Earnings (Loss) per share:
Basic	$(9.42)	$(5.39)	$1.55
Diluted	(9.42)	(5.39)	1.55

Weighted average shares outstanding:
Basic	20,706	20,557	19,778
Diluted	20,706	20,557	19,812

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2009	2008	2007

Net income (Loss)	$(191,183)	$(110,875)	$30,710

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period
(net of tax of $(4,639), $(6,979), and $(51), respectively)	(7,634)	(11,484)	(75)
Reclassification of amounts realized through impairment charges and sales (net of tax of $5,075, $3,996, and $923, respectively)	8,349	6,575	1,354
Net unrealized gain (loss) on securities	715	(4,909)	1,279

Change in net pension plan liability
(net of tax of $(785), $330, $(302) respectively)	(1,292)	568	(510)
Unrealized gain (loss) on derivative hedging instruments arising in period
(net of tax of $(233), $78 and $144, respectively)	(384)	155	210

Net unrealized gain (loss), recognized in other comprehensive income (loss)	(961)	(4,186)	979

Comprehensive income (loss)	$(192,144)	$(115,061)	$31,689

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Changes In Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)

						Accumulated
		Shares of		Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE AT JANUARY 1, 2007	$-	17,794,289	$17,794	$135,054	$88,355	$(5,729)	$235,474

Net income	-	-	-	-	30,710	-	30,710
Cash dividend declared ($0.71 per share)	-	-	-	-	(14,152)	-	(14,152)
Repurchase of outstanding shares	-	(404,450)	(404)	(9,152)	-	-	(9,556)
Net change, net of tax, in accumulated other comprehensive income	-	-	-	-	-	979	979
Exercise of stock options	-	29,761	30	331	-	-	361
Issuance of stock for acquistion	-	3,149,157	3,149	79,296	-	-	82,445
Grant of restricted stock, net of forfeitures	-	81,408	81	(81)	-	-	-
Stock-based compensation expense	-	-	-	1,543	-	-	1,543
BALANCE AT DECEMBER 31, 2007	$-	20,650,165	$20,650	$206,991	$104,913	$(4,750)	$327,804

Net income (loss)	-	-	-	-	(110,875)	-	(110,875)
Cash dividend declared ($0.38 per share)	-	-	-	-	(7,870)	-	(7,870)
Net change, net of tax, in accumulated other comprehensive income	-	-	-	-	-	(4,186)	(4,186)
Initial adoption of EITF 06-4 (ASC 715)	-	-	-	-	(1,922)	-	(1,922)
Exercise of stock options and restricted shares, net	-	(4,823)	(5)	(56)	-	-	(61)
Grant of restricted stock, net of forfeitures	-	103,538	104	(104)	-	-	-
Stock-based compensation expense	-	-	-	1,901	-	-	1,901
BALANCE AT DECEMBER 31, 2008	-	20,748,880	$20,749	$208,732	$(15,754)	$(8,936)	$204,791

Net income (loss)	-	-	-	-	(191,183)	-	(191,183)
Cash dividend declared ($0.02 per share)	-	-	-	-	(414)	-	(414)
Net change, net of tax, in accumulated other comprehensive income	-	-	-	-	-	1,918	1,918
Cumulative effect of change in accounting principles, adoption of FSP FAS 115-2 and 124-2 (net of tax) (ASC 320)	-	-	-	-	778	(778)	-
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	-	715	715
Preferred stock	83,586	-	-	-	-	-	83,586
Common stock warrants	-			7,999			7,999
Discount on preferred stock	(1,855)	-	-	-	-	-	(1,855)
Preferred stock dividend and discount accretion	280	-	-	-	(3,798)	-	(3,518)
Vesting of restricted shares, net	-	(9,873)	(10)	(307)	-	-	(317)
Grant of restricted stock, net of forfeitures	-	108,582	109	(109)	-	-	-
Stock-based compensation expense	-	-	-	624	-	-	624
BALANCE AT DECEMBER 31, 2009	$82,011	20,847,589	$20,848	$216,939	$(210,371)	$(7,081)	$102,346

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(191,183)	$(110,875)	$30,710
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	6,301	7,294	6,852
Provision for loan losses	113,368	65,784	4,193
Income tax valuation allowance	100,964	3,180	-
Net securities (gains) losses	(8,060)	(41)	(449)
Impairment charge on available for sale securities	21,484	10,612	2,726
Net held for trading (gains) losses	1,004	(321)	(123)
(Gain) loss on sale of premises and equipment	86	76	-
(Gain) loss on sale of other real estate owned	506	(13)	(77)
Gain on sale of branches	(7,812)	-	-
Loss on low-income housing investments	1,779	2,503	2,318
Proceeds from maturities of held for trading securities	-	1,684	471
Proceeds from sale of held for trading securities	20,298	52,419	(54,130)
Purchase of held for trading securities	(19,745)	-	-
Increase (decrease) in deferred taxes	(36,698)	(52,510)	(2,219)
Net gain on sale of loans held for sale	(1,491)	(723)	(803)
Proceeds from sale of loans held for sale	182,017	104,266	84,817
Origination of loans held for sale	(127,246)	(103,391)	(88,178)
Goodwill impairment	-	122,824	-
Debt prepayment fees	1,538	-	-
Loss on sale of other assets	-	-	12
Gain on sale of mortgage servicing rights	-	-	(577)
Change in other operating	22,773	(8,722)	6,267
Net cash flows provided by (used in) operating activities	79,883	94,046	(8,190)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	112,727	123,421	117,510
Proceeds from sales of securities available for sale	296,751	18,158	51,815
Purchase of securities available for sale	(218,145)	(137,740)	(51,743)
Proceeds from sale of bank owned life insurance	45,067	-	-
Purchase of bank owned life insurance	-	-	(13,628)
(Increase) decrease in loans made to customers	133,608	(224,402)	(94,846)
Purchase of premises and equipment	(1,293)	(2,826)	(2,870)
Loss from sale of premises and equipment	(95)	51	-
Proceeds from sale of other real estate owned	8,791	670	2,630
Decrease from sale of branches, net of cash acquired	(48,112)	-	-
Acquisition of Prairie Financial Corp, net of cash acquired	-	-	(34,250)
Net cash flows provided by (used in) investing activities	329,299	(222,668)	(25,382)
Consolidated Statements of Cash Flows are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	152,029	(106)	(83,905)
Net increase (decrease) in short-term borrowed funds	(352,892)	142,736	49,862
Proceeds from long-term borrowings	50,000	53,368	211,619
Repayment of long-term borrowings	(49,841)	(69,153)	(114,757)
Proceeds from issuance of common stock warrants	7,999	-	-
Proceeds from issuance of TARP preferred stock	82,011	-	-
Accretion of discount on TARP preferred stock	(3,798)	-	-
Dividends paid on TARP perferred stock	(1,950)	-	-
Dividends paid on common stock	(622)	(11,379)	(13,460)
Repurchase of common stock	-	-	(9,556)
Excess income tax benefit from employee stock-based awards	-	-	10
Proceeds from vesting of restricted shares, net	(317)	(61)	351
Net cash flows provided by (used in) financing activities	(117,381)	115,405	40,164
Net increase (decrease) in cash and cash equivalents	291,801	(13,217)	6,592
Cash and cash equivalents at beginning of year	62,773	75,990	69,398
Cash and cash equivalents at end of year	$354,574	$62,773	$75,990

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$57,790	$83,607	$93,600
Income taxes	(5,931)	6,196	6,666

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	29,512	16,976	4,590
Dividends for common shareholders declared and not paid	-	207	3,717
Dividends accrued not paid on preferred stock	1,567	-	-

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Integra Bank Corporation is a bank holding company based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank.  As used in these notes, and unless the context provides otherwise, the terms “we”, “us”, “our”, “the company” and “Integra” refer to Integra Bank Corporation and its subsidiaries.  We also own Integra Reinsurance Company, Ltd. which was formed under the laws of the Turks and Caicos Islands and the state of Arizona.  We also have a controlling interest in four statutory business trusts. We provide services and assistance to our wholly owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities.  In return, we receive income and/or dividends from Integra Bank, where most of our activities take place, when it is able to provide such income and/or dividends.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, Illinois and Ohio.  These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services.  Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes, online banking, and complete personal and corporate trust services.  Integra Bank also has a 65.5% ownership interest in Total Title Services, LLC, a provider of residential title insurance.

Integra Bank’s products and services are delivered through its customers’ channel of preference.  At December 31, 2009, Integra Bank serves its customers through 69 banking centers, 116 automatic teller machines and two loan production offices.  Integra Bank also serves its customers through its telephone banking and offers a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.

Integra Reinsurance Company, Ltd. is an insurance company formed in June 2002 under the laws of the Turks and Caicos Islands as an exempted company for twenty years under the companies Ordinance 1981.  It operates as an alien corporation in the state of Arizona and as such is subject to the rules and regulations of the National Association of Insurance Companies.  The company sells only Allied Solutions credit life and disability policies and operates within the Bank’s banking center network.  Integra Reinsurance Company began operations in May 2003.

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States.  The following is a description of our significant accounting policies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the parent company and two of our subsidiaries. At December 31, 2009, the subsidiaries included in the consolidated financial statements consisted of Integra Bank and a reinsurance company.  Our four statutory business trusts are not consolidated due to the guidance of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“VIEs”), which was subsequently incorporated into Accounting Standard Codification (ASC) 810.

All significant intercompany transactions and balances have been eliminated.  We utilize the accrual basis of accounting.  Certain prior period amounts have been reclassified to conform to the 2009 financial reporting presentation.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, commercial paper and federal funds sold which are readily convertible to known amounts of cash.  Interest-bearing deposits in banks, regardless of maturity, are considered short-term investments and included as cash equivalents.  The substantial increase in cash and cash equivalents year over year was driven by our desire to maintain a higher level of liquidity during 2009.  The majority of the cash is held in our account at the Federal Reserve.

SECURITIES

Securities can be classified as trading, available for sale and held to maturity.  At December 31, 2009, the majority of our securities were classified as available for sale.

Securities classified as available for sale are those debt and equity securities that we intend to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  Securities available for sale are carried at fair value.  Unrealized gains or losses are reported as increases or decreases in shareholders' equity, typically, net of the related deferred tax effect. Interest income includes amortization of premiums or discounts.  Premiums and discounts are amortized on the level yield method without anticipating prepayments, except for mortgage-backed securities, where prepayments are anticipated.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included as a component of net income.  Security transactions are accounted for on a trade date basis.

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, we consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Securities classified as held for trading are held principally for resale in the near term and are recorded at fair value with changes in fair value included in earnings.  Interest and dividends are included in net interest income.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet.  This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock.  From time to time, we purchase shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB.  During 2009 and 2008, we sold $39 and $28 of our FHLB stock back to the FHLB at par.

LOANS

Loans are stated at the principal amount outstanding, net of unearned income.  Loans held for sale are valued at the lower of aggregate cost or fair value and include loans held for probable branch sales.

Interest income on loans is based on the principal balance outstanding, with the exception of interest on discount basis loans, computed using a method which approximates the effective interest rate.  Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. We endeavor to recognize as quickly as possible situations where the borrower’s repayment ability has become impaired or the collectability of interest is doubtful or involves more than the normal degree of risk. Generally, we place a loan on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged-off.  Real estate 1 – 4 family loans (both first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security.  We adhere to the standards for classification and treatment of open and closed-end credit extended to individuals for household, family and other personal expenditures, including consumer loans and credit cards that are established by the Uniform Retail Classification and Account Management Policy (OCC Bulletin 2000-20).  At the time a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and deferred loan fees or costs amortization is discontinued.  When doubt exists as to the collectability of the remaining book balance of a loan placed in nonaccrual status, any payments received will be applied to reduce principal to the extent necessary to eliminate such doubt.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest and principal.  Past due loans are loans that are contractually past due as to interest or principal payments.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings.

CONCENTRATION RISK

Non-owner occupied real estate loans made up 46.4% of our loan portfolio at December 31, 2009, up from 43.8% at December 31, 2008.  Our exposure to credit risk is significantly affected by changes in economic conditions within the property types within non-owner occupied real estate.  At December 31, 2009, retail projects comprised 26.6% of that portfolio, multifamily was 18.3%, land acquisition and development was 14.7%, and single-family residential and construction was 11.6% of the total.

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

We conduct reviews on selected loans, based on size to identify loans with heightened risk or probable losses quarterly or more frequently as stated within Integra Bank’s formal agreement with its federal regulators.  The primary responsibility for this review rests with the relationship manager responsible for the credit relationship.  This review is supplemented by the loan review area, which provides information assisting in the timely identification of problems and potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized. Where appropriate, an allocation is made to the allowance for individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to us.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (ASC 310).  We consider loans impaired when, based on current information and events, it is probable we will not be able to collect all amounts due in accordance with the contractual terms.  The allowance established for impaired loans is generally based for all collateral-dependent loans on the market value of the collateral, less estimated cost to liquidate.  For non-collateral dependent loans, the allowance is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement.

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

OTHER REAL ESTATE OWNED

Properties acquired through foreclosure and unused bank premises are initially recorded at market value, reduced by estimated selling costs and are accounted for at lower of cost or fair value.  The fair values of other real estate are typically determined based on appraisals by independent third parties.  Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans.  Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense.  At December 31, 2009 and 2008, net other real estate owned was $31,982 and $19,396, respectively.

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

HELD FOR SALE

Loans held for sale include $2,956 of mortgage loans held for sale and $90,616 of loans held for the probable branch sales.  Premises and equipment held for sale, non-interest bearing deposits held for sale and interest-bearing deposits held for sale are reflective of the fixed assets and deposits which are held for the probable branch sales.

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

Derivative transactions that do not qualify for hedge accounting treatment would be considered free-standing derivative instruments.  Gains or losses from these instruments would be marked–to-market on a monthly basis and the impact recorded in net income.

INCOME TAXES

We and our subsidiaries file a consolidated federal income tax return with each organization computing its taxes on a separate company basis.  The provision for income taxes is based on income as reported in the financial statements.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to an amount more likely than not to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Low income housing tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (ASC 740), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no benefit is recorded.  The adoption had no effect on our financial statements.

We recognize interest and/or penalties related to income tax matters as other income or other expense.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized gains and losses on cash flow hedges and changes in our minimum postretirement health and life plan, which are recognized as separate components of equity.  At December 31, 2009, accumulated other comprehensive income included $4,977 of unrealized losses on securities available for sale and $2,104 of changes in our minimum postretirement health and life plan.

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

The weighted average fair value of each stock option or stock appreciation right (“SAR”) was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.  The following assumptions were utilized in computing fair values.

	2009	2008	2007

Number of options/SARs granted	5,000	211,198	178,464
Stock price	$2.13	$13.85	$20.68
Risk-free interest rate	3.09%	3.32%	4.75%
Expected life, in years	8	6	6
Expected volatility	57.96%	22.47%	21.10%
Expected dividend yield	1.83%	5.13%	2.95%
Estimated fair value per option/SAR	$1.12	$1.79	$6.49

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), “Business Combinations” (ASC 805).  This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  This pronouncement requires an acquirer to recognize the assets acquired and liabilities assumed in the acquiree at the acquisition date, measured at their fair values as of that date, as opposed to the date the agreement was finalized. It also requires the acquirer to expense the costs incurred to effect the acquisition, where the earlier standard included those amounts in recorded goodwill.  ASC 805 also requires the acquirer to record restructuring costs, including severance, in the statement of income.   Finally, the pronouncement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values, using the recognition criteria included in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, which was subsequently incorporated into ASC 450, with future changes going through earnings.  This pronouncement was effective for us in 2009.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Its adoption did not have a significant impact on our results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining OTTI for debt securities and which was subsequently incorporated into ASC 320, “Investments and Debt Securities”.  The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities.  Through March 31, 2009, we had recognized cumulative OTTI charges of $11,782 for various securities held in our portfolio at that date.  We adopted the FSP effective April 1, 2009 and reversed $1,250 for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income by $778, net of tax of $472, as of April 1, 2009.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820).  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  The adoption of this guidance at June 30, 2009 did not have a material impact on our results of operations or financial position.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), not yet integrated into the ASC,  amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about our involvement in variable interest entities. This Statement will be effective as of the beginning of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. We do not expect its adoption to have a significant impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105), which was effective for interim and annual periods ending after September 15, 2009.  This guidance defines a new hierarchy for U.S. GAAP and establishes the FASB Accounting Standards Codification as the sole source for authoritative guidance to be applied by nongovernmental entities.  It replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008.  The adoption of this guidance changes the manner in which U.S. GAAP guidance is referenced, but it will not have any impact on our financial position or results of operations.

REGULATORY INITIATIVES

In February 2009, we were approved to participate in the U.S. Treasury Department’s Capital Purchase Program, or CPP, and received funding of $83,586, in exchange for shares of a new series of senior preferred stock and a related warrant to purchase common stock on the standard terms and conditions of the program.  The Treasury Preferred stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve and may be repurchased at any time under certain conditions. The Treasury Department also received a 10-year warrant to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share.  As part of this program, we were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.

NOTE 2. RECENT LOSSES AND FUTURE PLANS

We recorded a net loss to common shareholders of $194,981 in 2009, and $110,875 in 2008, for a two year total of $305,856.  It is important for us to reduce our rate of credit loss and execute the following plans.

Our losses are largely a result of loan and investment impairments.  During 2009 and 2008, we recorded total provisions for loan losses of $179,152 and other than temporary losses on investments of $30,946.  While our net losses also included a charge off of goodwill of $122,824 and charges to establish an allowance against the realization of our deferred tax asset of $104,144, these latter charges would not have been required had we not incurred the losses on loans and investments.

Despite these losses, Integra Bank remains well capitalized at December 31, 2009 under the regulatory capital guidelines.  In August 2009, we agreed with the OCC to develop a plan to increase Integra Bank’s tier one capital level to at least 8%, and its risk based capital to at least 11.5%.  At December 31, 2009, these capital ratios were not met.  We notified the OCC prior to December 31, 2009, that the increased capital levels would not be achieved.  We expect the OCC will reevaluate our progress toward the higher capital ratios at March 31, 2010.

Our Board of Directors and new management team have initiated specific plans to reduce credit risk and improve our capital ratios.  The key components of those plans are as follows:

•
First, we are exiting the commercial real estate lending line of business, not just for the short term in these challenging economic times, but for the long term as well.  We will manage our current commercial real estate exposure downward through the sale of performing and nonperforming loans, discontinue the generation of any new commitments, and provide incentives to our customers and relationship managers to prepay their outstanding loans and increase our yields as pricing opportunities arise.  Our remaining CRE relationship managers have been reassigned to our loan workout group to emphasize our strategy and desired outcome.

•
Second, we will narrow our geographic operating footprint through the sale of multiple branch clusters.  The sale completed in December 2009 was the first transaction executed under this strategy and the definitive agreement for the sale of three branches in Eastern Indiana announced on February 1, 2010, is the next.  On February 17, 2010, we announced signing another definitive agreement for the sale of two Kentucky branches.  We also announced on March 3, 2010, the agreement to sale five Kentucky and three Indiana branches.  We have received multiple letters of intent regarding significant additional branch clusters with numerous parties having completed, or are in the midst of completing, due diligence toward reaching definitive agreements regarding these transactions and anticipate announcing multiple transactions during the first half of 2010 regarding these efforts.

•
Third, the additional capital generated from these asset divestitures, both from the gain on sale as well as reduced risk weighted assets, will allow us to increase sales of both performing and nonperforming assets, ensuring adequate levels of liquidity and improving our credit quality measures.

•
Finally, as we execute branch and asset divestitures, we will aggressively reduce our cost structure to match our core earning capacity, aggressively market our services to community relationship customers, and return to profitability.  Throughout this process, we will continue to focus on delivering exceptional customer service and transitioning our customers in a seamless fashion.

The following paragraphs outline the branch divestitures and the loan sales that have already been implemented or had a definitive agreement signed.

In January 2009, we sold our two banking offices in Lawrenceburg, Kentucky to Town & Country Bank and Trust Company, who assumed the deposit liabilities of the branches and purchased branch-related assets, including loans and the two Lawrenceburg facilities.  The transaction included loans of approximately $10,807 and deposits of approximately $32,280.  The sale generated a pre-tax gain of approximately $1,900.

In February 2009, we sold three banking offices located in Georgetown and Lexington, Kentucky to Peoples Exchange Bank of Beattyville, Kentucky, who assumed the deposit liabilities of the three branches and purchased certain branch-related assets, including loans.   There were approximately $16,133 in loans and $18,516 in deposits sold in the transaction.  The sale generated a pre-tax gain of approximately $600.

In December 2009, we sold three banking offices located in Crittenden, Dry Ridge and Warsaw, Kentucky to The Bank of Kentucky of Crestview Hills, Kentucky, who assumed deposit liabilities of the purchased branches and banking offices located in Union and Florence, Kentucky.  The Bank of Kentucky assumed approximately $76,388 of deposit liabilities related to the five branches at a premium of approximately $5,300 and purchased certain branch-related assets, including selected loans at book value, less applicable reserves.  We closed the Union and Florence banking offices following the completion of this transaction and are seeking a buyer for the real estate.

In two related transactions, we sold pools of primarily commercial loans to The Bank of Kentucky.  In the third quarter of 2009, we sold $49,545 in commercial loans originated by our Covington, Kentucky loan production office recognizing a gain of $676, and in the fourth quarter we sold an additional $19,811 of commercial loans related to our Covington, Kentucky loan production office.

On February 1, 2010, we announced signing a definitive agreement with the United Community Bank (“United”) to sell three branches located in Osgood, Versailles, and Milan, Indiana, as well as a pool of commercial and residential mortgage loans.  United will assume approximately $54,400 of deposit liabilities related to the three branches, as well as $38,600 of branch loans and $12,300 of additional commercial and residential mortgage loans.  United will pay a 4.50% deposit premium for the deposit liabilities it assumes, with the exception of municipal deposits that are issued after the date of the agreement which will be acquired at par, while the loans will be acquired at their outstanding principal balance.  The three banking office premises will be sold at their fair market value and all other fixed assets will be sold at their book values.  We expect that the transaction will have a minimal impact on the liquidity of either company.  The transaction is subject to customary conditions, including regulatory approval and is expected to close in the first half of 2010.

On February 17, 2010, we announced a definitive agreement with The Cecilian Bank (“Cecilian”) to sell branches in Leitchfield and Hardinsburg, Kentucky, along with a group of commercial real estate loans.  Cecilian will assume approximately $43,000 of deposit liabilities related to the two branches, as well as $14,000 of branch loans and $29,000 of additional commercial real estate loans selected by Cecilian that were originated in other Integra offices.  Cecilian will pay a deposit premium for the deposit liabilities it assumes that is estimated to approximate 4.60%, depending on the mix of retail and public deposits assumed, while the commercial real estate balancing loans will be acquired at a discount of approximately 0.86% from their outstanding principal balance.  The two banking office premises will be sold at their book values plus the cost of in-process improvements being made to the Leitchfield facility, capped at $220.  All other fixed assets will be sold at their book values.  This transaction is also expected to be liquidity neutral and to close in the first half of 2010.

On March 3, 2010, we announced a definitive agreement with First Security Bank of Owensboro, Inc. (“First Security”) to sell five branches located in Bowling Green and Franklin, Kentucky and single offices located in Paoli, Mitchell and Bedford, Indiana.  In addition, First Security has agreed to acquire a pool of indirect consumer, commercial and commercial real estate loans.  First Security will assume approximately $188,200 of deposit liabilities related to the eight branches and acquire $74,800 of branch related loans, as well as $38,400 of additional commercial real estate, $2,000 of other commercial and $56,900 of indirect consumer loans  originated in other offices.  The Kentucky branches include approximately $122,300 of deposits, while the Indiana branches include approximately $65,800 of deposits.  First Security will pay a deposit premium for the deposit liabilities it assumes and will also acquire the indirect consumer and commercial real estate loans at a discount from their outstanding principal balances.  The final deposit premiums and loan discounts will be determined at the closing date and are dependent upon the loan and deposit mix and balances.  After allocation of the loans originated from other offices to the purchased branches, the net premiums are estimated to approximate 5.00% for the Kentucky branches and 3.50% for the Indiana branches.  The eight banking offices will be sold at their book values, as will the fixed assets.  Both parties expect that the transaction will have minimal impact on the liquidity of either company.  The transaction is subject to First Security raising additional capital necessary to support the transaction and customary closing conditions, including regulatory approval.  This transaction is expected to close in the first half of 2010.

The proposed branch and loan sale transaction with First Security represents a significant transaction for them, in terms of the percentage of loans and deposits being acquired.  The ability of First Security to execute this transaction is dependent on their ability to raise the amount of capital necessary to ensure approval by their primary regulators.  While First Security expects to be able to raise the necessary amount of capital and obtain regulatory approval, we did not include the loans, property and equipment and deposits as being held for sale at December 31, 2009 because of those contingencies.

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

The following provides a reconciliation of basic and diluted earnings per share:

For the Year Ended December 31,	2009	2008	2007
Net income (loss)	$(191,183)	$(110,875)	$30,710
Preferred dividends and discount accretion	(3,798)	-
Net income (loss) available to common shareholders	$(194,981)	$(110,875)	$30,710

Weighted average shares outstanding - Basic	20,706,184	20,556,702	19,777,780
Stock option adjustment	-	-	33,784
Restricted stock adjustment	-	-	516
Average shares outstanding - Diluted	20,706,184	20,556,702	19,812,080

Earnings per share-Basic	$(9.42)	$(5.39)	$1.55
Effect of stock options and restricted shares	-	-	-
Earnings per share - Diluted	$(9.42)	$(5.39)	$1.55

Options to purchase 1,099,536 shares, 1,446,933 shares, and 949,827 shares were outstanding at December 31, 2009, 2008 and 2007, respectively, and were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, would be antidilutive.

The warrant shares from the CPP to purchase up to 7,418,876 shares of common stock were not included in the computation of net income per diluted share because the exercise price of these shares was greater than the average market price of the common shares, and therefore, antidilutive and also because of the net loss.

NOTE 4.  SECURITIES

On December 31, 2009, securities in our investment portfolio were classified as either available for sale or trading, while they were classified as available for sale at December 31, 2008.  The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U.S. Treasuries	$8,856	$-	$23	$8,833
U.S. Government agencies	277	5	3	279
Collateralized mortgage obligations:
Agency	117,930	1,624	1,123	118,431
Private label	25,164	-	1,935	23,229
Mortgage-backed securities - residential	167,533	537	838	167,232
Trust preferred	17,238	10	7,210	10,038
States & political subdivisions	23,529	1,589	78	25,040
Other securities	8,640	-	3	8,637
Total	$369,167	$3,765	$11,213	$361,719

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
U.S. Government agencies	$742	$19	$-	$761
Collateralized mortgage obligations:
Agency	272,038	3,040	1,002	274,076
Private label	35,341	-	6,731	28,610
Mortgage-backed securities - residential	130,367	1,179	293	131,253
Trust preferred	38,759	969	11,327	28,401
States & political subdivisions	88,765	1,710	447	90,028
Other securities	8,641	-	31	8,610
Total	$574,653	$6,917	$19,831	$561,739

The amortized cost and fair value of available for sale securities as of December 31, 2009, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below.  Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Available for Sale Securities	Fair Value

Due in one year or less	$12,955
Due from one to five years	106,250
Due from five to ten years	119,044
Due after ten years	123,470
Total	$361,719

Securities available for sale realized gains, losses and other-than-temporary impairments are summarized as follows:

	2009	2008	2007

Gross realized gains	$8,076	$73	$1,272
Gross realized losses	(16)	(32)	(823)
Other-than-temporary impairment	(21,484)	(10,612)	(2,726)

Total	$(13,424)	$(10,571)	$(2,277)

Proceeds from sales and calls of securities available for sale were $302,760 and $46,505 for the twelve months ended December 31, 2009 and 2008 respectively.  Gross gains of $8,076 and $73 and gross losses of $16 and $32 were realized on these sales and calls during 2009 and 2008 respectively.

Available for sale securities with unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$8,833	$23	$-	$-	$8,833	$23
U.S. Government agencies	149	3	-	-	149	3
Collateralized mortgage obligations:
Agency	59,198	1,123	-	-	59,198	1,123
Private Label	-	-	23,229	1,935	23,229	1,935
Mortgage-backed securities - residential	105,719	838	-	-	105,719	838
Trust Preferred	602	123	5,436	7,087	6,038	7,210
State & political subdivisions	1,806	22	1,066	56	2,872	78
Other securities	-	-	21	3	21	3
Total	$176,307	$2,132	$29,752	$9,081	$206,059	$11,213

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$125	$-	$-	$-	$125	$-
Collateralized Mortgage Obligations
Agency	43,710	256	31,834	746	75,544	1,002
Private Label	20,674	5,792	7,936	939	28,610	6,731
Mortgage-backed securities	54,912	271	8,229	22	63,141	293
Trust Preferred	6,616	4,372	6,609	6,955	13,225	11,327
State & political subdivisions	17,594	388	433	59	18,027	447
Other securities	2,662	23	16	8	2,678	31
Total	$146,293	$11,102	$55,057	$8,729	$201,350	$19,831

SECURITIES HELD FOR TRADING
(At Fair Value)	December 31, 2009
Trust Preferred	$36
U. S. Treasury Notes	-
Total	$36

There were no securities classified as held for trading at December 31, 2008.  The net gain (loss) on trading activities included in non-interest income for 2009 and 2008 was $(1,004) and $321, respectively.

We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

On a quarterly basis, we evaluate each security in our portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment.  The factors we consider in evaluating the securities include whether the securities were guaranteed by the U.S. government or its agencies and the securities’ public ratings, if available, and how those two factors affect credit quality and recovery of the full principal balance, whether the market decline was affected by macroeconomic conditions, the length of time the securities have had temporary impairment and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  We also review the payment performance, delinquency history and credit support of the underlying collateral for certain securities in our portfolio as part of our impairment analysis and review.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When other-than-temporary impairment occurs, for debt securities the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If we intend to sell or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If we do not intend to sell the security and it is not more likely than not that we would be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

The ratings of our pooled trust preferred collateralized debt obligations (CDOs), single issue trust preferred securities, and private label CMOs are listed below as of December 31, 2009 and at December 31, 2008.  The trust preferred securities consist of two pooled trust preferred CDOs classified as available for sale and four pooled CDOs classified as held for trading and four single name issues listed below.  The private label CMOs consist of six issues of which five were originated in 2003-2004, while one was originated in 2006.

Ratings

Issuer	Ratings as of December 31, 2009	Ratings as of December 31, 2008
Pooled Trust Preferred CDOs (Amortized cost $3,233, fair value $1,588)
PreTSL VI	Caa1 (Moodys) / CCC (Fitch)	B3 (Moodys) / A+ (Fitch)
PreTSL XIV	Ca (Moodys) /CC (Fitch)	Ba3 (Moodys) /A (Fitch)

Pooled Trust Preferred CDOs (Held For Trading) - Carried at fair value $36
Alesco 10A C1	Ca (Moodys) / CC (Fitch)	Baa1 (Moodys) / A- (Fitch)
Trapeza 11A D1	C (Fitch)	BB+ (Fitch)
Trapeza 12A D1	C (Fitch)	A- (Fitch)
US Capital Funding	Caa3 (Moodys) / CC (Fitch)	A3 (Moodys) / A- (Fitch)

Single Issue Trust Preferred (Amortized cost $14,005, fair value $8,450)
Bank One Cap Tr VI (JP Morgan)	A2(Moodys)	Aa3 (Moodys)
First Citizen Bancshare	Non-Rated	Non-Rated
First Union Instit Cap I (Wells Fargo)	Baa2(Moodys)/A-(S&P)/A(Fitch)	A1(Moodys)/A+(S&P)/AA-(Fitch)
Sky Financial Cap Trust III (Huntington)	B(S&P)	BB(S&P)

Private Label CMOs (Amortized cost $25,164, fair value $23,229)
CWHL 2003-58 2A1	Aaa(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
CMSI 2004-4 A2	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
GSR 2003-10 2A1	Aaa(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
RAST 2003-A15 1A1	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
SASC 2003-31A 3A	A1(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
WFMBS 2006-8 A13	B3(Moodys)/B(Fitch)	Baa1(Moodys)/AAA(Fitch)

The ratings above range from highly speculative, defined as equal to or below “Ca” per Moody’s and “CC” per Fitch and S&P, to the highest credit quality defined as “Aaa” or “AAA” per the aforementioned rating agencies, respectively.

Pooled Trust Preferred CDOs

We incorporated several factors into our determination of whether the CDOs in our portfolio had incurred other-than-temporary impairment, including review of current defaults and deferrals, the likelihood that a deferring issuer will reinstate, recovery assumptions on defaulted issuers, expectations for future defaults and deferrals and the coupon rate at the issuer level compared to the coupon on the tranche. We examined the trustee reports to determine current payment history and the structural support that existed within the CDOs. We also reviewed key financial characteristics of each individual issuer in the pooled CDOs.  Additionally, we utilized an internal watch list and near watch list which is updated and reviewed quarterly.  Changes are compared to the prior quarter to determine migration patterns and direction.  This review analyzed capital ratios, leverage ratios, non-performing loan and non-performing asset ratios

We recognized impairment charges during the first and second quarters of 2009 on five of our six pooled CDOs.  In the first quarter 2009, we incurred impairment charges for the first time on PreTSL VI for $415.  We also incurred additional impairment charges on Alesco 10A C1 of $755.  During the second quarter 2009, we noticed substantial deterioration in the underlying credit quality of four of the six pooled issuers as deferrals and defaults increased substantially.  Additional impairment charges were incurred on Alesco 10A C1 of $3,693; Trapeza 11A D1 of $4,441; Trapeza 12A D1 for $3,649 and US Capital Funding V B1 for $1,725.  We also recognized an impairment charge of $5,656 for Colonial BancGroup, one of our five single issue trust preferred bonds.

During the second quarter of 2009, we adopted the FSP No. 115-2 and No. 124-2, which was subsequently incorporated into ASC 320, effective April 1, 2009 and reversed $1,250 for the non-credit portion of the cumulative other-than-temporary impairment charge.  The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income by $778, net of tax of $472, as of April 1, 2009.  As a result of implementing the new standard, the amount of other-than-temporary impairment recognized in income for the year was $21,484.  Had the standard not been issued, the amount of other-than-temporary impairment that would have been recognized in income for the same period would have been $20,334.

Due to the implementation of ASC 320, we determined that the previously recognized other-than-temporary impairment recorded for PreTSL VI included a portion that was attributed to the non-credit component such as changes in interest rates, market volatility and liquidity and as a result, $100 was recognized in other comprehensive income during the second quarter of 2009.  We determined that previously recognized other-than-temporary impairment recorded for the Alesco CDO was considered to be all credit related, while the Trapeza 11, Trapeza 12 and the US Capital Funding CDO each previously had a portion that was attributed to the non-credit component.  Accordingly the amount recognized in other comprehensive income in the second quarter of 2009 was also recognized as additional other-than-temporary impairment totaling $1,150.

Based on the significant decline in the Alesco, Trap 11, Trap 12 and the US Cap CDOs and given our intention to sell these four securities when it is more economically attractive, we reclassified these securities as of June 30, 2009, and designated them as trading.

We utilize a third party cash flow analysis that compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  This analysis considers the structure and term of the CDO and the financial condition of the underlying issuers.  The review details the interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the review include expected future default rates and prepayments.  The analysis of PreTSL VI and PreTSL XIV assumed a 10% recovery lagged for two years on defaults and treats all interest payment deferrals as defaults. We also used a model to stress these two pooled CDOs based on various degrees of severity to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of our note class.  Based on the December 31, 2009 analysis, the review indicated no additional other-than-temporary impairment has occurred for PreTSL VI, while PreTSL XIV is experiencing a temporary impairment at this time.  As we do not intend to sell and it is more likely than not that we will not be required to sell these securities prior to recovery of our cost basis, no additional other-than-temporary impairment is required.

Single Issued Trust Preferred

In July 2009, Colonial BancGroup’s (CNB) one of our five single name issue CDOs announced the termination of its agreement with investors for a previously-announced equity infusion into CNB.  Because of this announcement, we determined the unrealized loss in the CNB security of $5,656 was other-than-temporary impairment.  We moved this security to held for trading at a market value of $1,344.  CNB’s banking subsidiary was subsequently seized by regulators and we sold this security in August for $76, recognizing a trading loss of $1,268.

With respect to our remaining single issued trust preferred securities, we look at rating agency actions, payment history, the capital levels of the banks, and the financial performance as filed in regulatory reports. We determined that all four securities were still performing, and as such , the unrealized loss is temporary.

Private Label CMOs

Factors utilized in the analysis of the private label CMOs in our portfolio included a review of underlying collateral performance, the length of time and extent that fair value has been less than cost, changes in market valuation and review of rating changes to determine if other-than-temporary impairment has occurred.  As of December 2009, all six private label CMOs in our portfolio had unrealized losses for 12 consecutive months.

The issuers within the portfolio continue to perform according to their contractual terms.  The underlying collateral performance for all of the private label CMOs has been reviewed.  The collateral has seen delinquencies over 90 days continue to move higher in the fourth quarter with the exception of two (GSR 2003-20 and RAST 2003-A15), where the December delinquencies over 90 days moved slightly lower than their September 2009 levels. The reported cumulative loss remained low with 0.669% being the highest. Borrower weighted average FICO scores remain above 725.  The exposure to the high risk geographies (CA, AZ, NV, and FL) has experienced little change since our last review.  Four of the private label CMO’s experienced an increase in credit support during the fourth quarter 2009, while the credit support on all six issues remains higher than the original credit support percentages.

We also received a third party review of our private label CMOs.  This review contains a stress test for each security, including home price appreciation scenarios that project extreme collateral defaults and losses ranging up to three times higher than would normally be projected.  The purpose of the stress test is to account for more severe scenarios and the possible underestimation of the collateral losses for any particular modeled scenario.  Only one of the securities, WFMBS 2006-8 A13, projected a minimal loss in the extreme scenarios.  The findings in this report continue to support our analysis that there is adequate structural support even under stressed scenarios.  The overall review of the underlying mortgage collateral for the tranches we own demonstrates that it is unlikely that the contractual cash flows will be disrupted.  Therefore, given the performance of these securities at December 31, 2009, and that it is not our intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we concluded that there is no other-than-temporary impairment.  The $1,935 in unrealized loss was temporary.

As noted in the above discussion related to collateralized debt obligations, including both pooled and single issue CDOs, and the private label CMOs, we determined there was no additional impairment charges recognized during the third or fourth quarters of 2009 on our investment portfolio.  The total other-than-temporary charge for 2009 was $21,484.

During 2008, we recognized impairment charges in the second and fourth quarters for a total other-than-temporary charge of $10,612. The second quarter charge consisted of impairments on two securities, Trapeza 11A D1 for $3,413 and the Alesco Preferred Funding 10A C1 bond for $2,890.  We took additional impairment charges during the fourth quarter on three securities.  The Alesco 10A C1 bond incurred an additional impairment charge of $773, while the impairment charge to the Trapeza 12A D1 bond was $2,377 and an impairment charge of $1,159 was taken on the US Capital Funding V B1 bond.

The table below presents a roll forward of the credit losses recognized in earnings for the period ended December 31, 2009:

Beginning balance April 1, 2009	$10,531
Additions for amounts related to credit loss for which an other- than-temporary impairment was not previously recognized	20,314
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	(30,530)

Ending balance, December 31, 2009	$315

NOTE 5. LOANS

A summary of loans as of December 31, follows:

	2009	2008
Commercial
Commercial, industrial and agricultural loans	$602,606	$748,446
Economic development loans and other obligations of state and political subdivisions	14,773	24,502
Lease financing	5,579	5,397
Total commercial	622,958	778,345
Commercial real estate
Commercial mortgages	583,123	436,336
Construction and development	382,068	641,460
Total commercial real estate	965,191	1,077,796

Residential mortgages	232,799	309,397
Home equity	162,934	171,241
Consumer loans	126,466	153,464
Total loans	2,110,348	2,490,243
Less: Loans held for sale in probable
branch divestiture	90,616	-
Loans, net of loans held for sale in probable branch divestiture	$2,019,732	$2,490,243

A summary of non-performing loans, including those classified as loans held for sale, as of December 31 follows:

	2009	2008	2007
Nonaccrual	$210,752	$150,002	$18,549
90 days past due	4,127	897	4,118
Total non-performing loans	$214,879	$150,899	$22,667

The following table presents data on impaired loans at December 31:

	2009	2008	2007

Impaired loans for which there is a related allowance for loan losses	$197,079	$141,301	$11,527
Impaired loans for which there is no related allowance for loan losses	6,391	1,195	568

Total impaired loans	$203,470	$142,496	$12,095

Allowance for loan losses for impaired loans included in the allowance for loan losses	$32,036	$24,561	$752
Average recorded investment in impaired loans	183,272	71,255	7,685
Interest income recognized from impaired loans	1,659	172	407
Cash basis interest income recognized from impaired loans	6	7	14

There were $4,801 of unused commitments available on impaired loans at December 31, 2009.  The interest recognized on nonaccrual loans was approximately $40, $12 and $55 in 2009, 2008 and 2007, respectively.  The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $3,929, $2,451 and $463 for 2009, 2008 and 2007, respectively.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings.  There was $5,856 of troubled debt restructurings at December 31, 2009.

NOTE 6.  RELATED PARTY TRANSACTIONS

Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and us. The activity in these loans during 2009 and 2008 is as follows:

	2009	2008

Balance as of January 1	$6,432	$4,495
New loans	572	8,170
Repayments	(1,983)	(5,024)
Director and officer changes	(2,934)	(1,209)

Balance as of December 31	$2,087	$6,432

The balance of related party deposits as of December 31	$4,414	$12,195

NOTE 7.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the three years ended December 31:

	2009	2008	2007

Balance at beginning of year	$64,437	$27,261	$21,155
Allowance associated with acquisition	-	-	5,982
Loans charged to allowance	(91,452)	(30,212)	(5,441)
Recoveries credited to allowance	2,317	1,604	1,372
Net charge-offs	(89,135)	(28,608)	(4,069)
Provision for loan losses	113,368	65,784	4,193
Balance at end of year	$88,670	$64,437	$27,261

NOTE 8.  PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

	2009	2008

Land	$6,306	$9,017
Buildings and lease improvements	62,202	69,650
Equipment	21,157	24,382
Construction in progress	898	598

Total cost	90,563	103,647

Less accumulated depreciation	51,505	55,147
Less held for sale in probable branch divestiture	1,244	-
Net premises and equipment	$37,814	$48,500

Depreciation and amortization expense for 2009, 2008, and 2007 was $4,036, $4,756 and $4,497, respectively.

NOTE 9.  INTANGIBLE ASSETS

Intangible assets
	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposits (Amortizing)	23,320	(15,113)	8,207	23,320	(13,455)	9,865
Customer Relationship (Amortizing)	140	(105)	35	140	(77)	63
Total intangible assets	$23,460	$(15,218)	$8,242	$23,460	$(13,532)	$9,928

The decline in our stock price below book value during 2008 led us to perform reviews for potential goodwill impairment.  We used an independent, outside firm to assist us with this review.  Based on our review for the second quarter of 2008, we determined that we did not have impairment.  We used that same firm to help analyze whether we had impairment during the third quarter and then to determine the amount of that impairment.  Based on the results of that analysis, a $48,000 goodwill impairment charge was recorded.  During the fourth quarter of 2008, we performed our annual assessment of goodwill impairment.  Based on the results of that analysis, we recorded an additional $74,824 of impairment, which expensed the remainder of our goodwill.  The charge was recorded net of tax of $34,546, as we are able to deduct, for tax purposes, substantially all of our goodwill over a fifteen year period.

Amortization expense for core deposit intangibles and customer relationship intangible assets for 2009, 2008 and 2007 was $1,686, $1,724 and $1,560, respectively.  Core deposit intangibles amortized using both straight line and accelerated methods over varying periods through 2018, while the customer relationship intangible is being amortized on an accelerated basis over five years.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year ending December 31,
2010	1,648
2011	1,610
2012	1,565
2013	1,460
2014	947
Thereafter	1,012

NOTE 10.  DEPOSITS

The following table shows deposits, including those held for probable branch sales, by category.

	December 31,
	2009	2008
Deposits:
Non-interest-bearing	$270,849	$284,032
Interest checking	416,635	418,499
Money market accounts	249,490	301,411
Savings	342,453	181,875
Time deposits of $100 or more	623,670	603,519
Other interest-bearing	462,009	550,856
	$2,365,106	$2,340,192

As of December 31, 2009, the scheduled maturities of time deposits are as follows:

Time Deposit Maturities

2010	$691,011
2011	259,805
2012	76,404
2013	27,203
2014 and thereafter	31,256

Total	$1,085,679

We had $353,050 in brokered deposits at December 31, 2009 and $267,205 at December 31, 2008.

NOTE 11.  INCOME TAXES

The components of income tax expense for the three years ended December 31 are as follows:

	2009	2008	2007
Federal:
Current	$(5,696)	$(1,536)	$5,247
Deferred	(29,640)	(46,195)	2,583
Total	(35,336)	(47,731)	7,830

State:
Current	$(212)	$-	$301
Deferred	(4,566)	(6,741)	(364)
Total	(4,778)	(6,741)	(63)

Change in valuation allowance	100,964	3,180	-
Total income taxes (benefit)	$60,850	$(51,292)	$7,767

The portion of the tax provision relating to net realized securities gains or losses, including recognized impairment, amounted to $(5,075), $(3,997) and $(845) for 2009, 2008 and 2007, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal income tax computed at the statutory rates	$(45,617)	$(56,758)	$13,467
Adjusted for effects of:
Change in valuation allowance	100,964	3,180	-
Taxable proceeds from BOLI sale	5,464	-	-
State taxes, net of federal benefit	(3,106)	(4,382)	(41)
Nondeductible fair value adjustment - warrants	2,151	-	-
Low income housing credit	(1,788)	(1,968)	(2,240)
Tax exempt interest	(1,200)	(1,730)	(1,757)
Cash surrender value of life insurance policies	(561)	(909)	(768)
Nondeductible expenses	170	293	335
Nondeductible goodwill impairment	-	11,003	-
Dividend received deduction	-	(46)	(189)
Tax refunds	-	-	(886)
Other differences	4,373	25	(154)
Total income taxes	$60,850	$(51,292)	$7,767

The tax effects of principal temporary differences are shown in the following table:

	December 31,	December 31,
	2009	2008
Allowance for loan losses	$33,514	$24,344
Goodwill and core deposit intangibles	20,996	27,469
General business credits	18,088	11,119
Net operating loss carryforward	15,910	3,195
Other-than-temporary impairment	9,560	4,011
Alternative minimum tax credit carryforward	4,772	3,135
Interest on non-accrual loans	4,456	1,509
Unrealized loss on securities available for sale	2,815	4,884
Postretirement liability	1,849	962
Building impairment	619	-
Other, net	2,140	2,010
Total deferred tax assets	114,719	82,638

Premises and equipment	(3,827)	(4,051)
Direct financing and leveraged leases	(3,625)	(4,009)
FHLB dividend	(1,478)	(1,493)
Partnership income	(1,383)	(1,737)
Fair value adjustments from acquisitions	(262)	(361)
Total deferred tax liabilities	(10,575)	(11,651)

Net temporary differences	104,144	70,987
Valuation allowance	(104,144)	(3,180)
Net deferred tax asset (liability)	$-	$67,807

At December 31, 2009, we had federal operating loss carryforwards of approximately $31,039 and state operating loss carryforwards of approximately $92,871 which will expire at various dates beginning in 2017 thru 2029. General business credit carryforwards totaling $18,088 at year end are being carried forward and will begin to expire in 2022.

We established a valuation allowance for all deferred tax assets.  A three year cumulative loss position and continued near-term losses represent significant negative evidence that caused us to conclude that a full valuation allowance was necessary at December 31, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
2009
Balance at January 1	$-
Additions for tax positions of prior years	315
Reductions for tax positions of prior years	(104)
Reductions due to statute of limitations	(116)
Balance at December 31	95

The total ending balance is attributable to the 2007 tax year, and it is our intention to amend the 2007 return during 2010. We anticipate the December 31, 2010, balance related to uncertain tax positions will be zero. The total amount of interest and penalties recorded in the income statement and accrued at December 31, 2009, is $14.

We are subject to U. S. federal income tax, as well as state income tax in the state of Indiana and various other states.  During 2008, the Indiana Department of Revenue conducted a compliance audit of our income for years 2004-2006, and sales and withholding tax for years 2005-2007. The examination resulted in an assessment in the amount of $253 for sales and use tax which we settled with the Department in 2009.

NOTE 12.  SHORT-TERM BORROWINGS

Information concerning short-term borrowings at December 31 was as follows:

	2009	2008

Federal funds purchased	$-	$25,000
Securities sold under agreements to repurchase	62,114	88,106
Short-term Federal Home Loan Bank advances	-	125,000
Other short-term borrowed funds	-	176,900
Total short-term borrowed funds	$62,114	$415,006

A summary of selected data related to short-term borrowed funds follows:
Average amount outstanding	$223,151	$314,212
Maximum amount at any month-end	493,097	415,006
Weighted average interest rate:
During year	0.75%	2.41%
End of year	0.30%	1.20%

At December 31, 2009, we had $135,000 available from unused Federal Funds purchased lines.  However, our ability to draw under these lines is conditional, and it is highly unlikely that we would be able to access these lines.

NOTE 13.  LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2009	2008
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 2.53% and 3.02% as of December 31, 2009 and 2008, respectively)	$126,004	$136,009
Amortizing and other advances (weighted average rate of 4.98% as of December 31, 2008)	-	706

Total FHLB Advances	126,004	136,715

Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average rate of 3.29% and 3.30% as of December 31, 2009 and 2008, respectively)	80,000	100,000

Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	2,645	3,780

Note payable, unsecured, with a floating interest rate equal to one-month LIBOR plus 0.875%, paid off in 2009	-	18,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par *	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par *	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par *	20,619	20,619

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par *	10,310	10,310

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed rate of 2.625%, with a maturity date of March 30, 2012	50,000	-

Other	3,368	3,368
Total long-term borrowings	$361,071	$360,917

* Payment of interest has been deferred since September 2009.

Aggregate maturities required on long-term borrowings at December 31, 2009, are due in future years as follows:

2010	$13,224
2011	13,311
2012	120,482
2013	110,000
2014	4,000
Thereafter	100,054
Total principal payments	$361,071

Securities sold under agreements to repurchase of $80,000, includes $55,000 in fixed rate and $25,000 in variable rate national market repurchase agreements.  The $25,000 in variable rate is scheduled to convert to a 4.565% fixed rate instrument starting April 30, 2010.  These repurchase agreements have an average rate of 3.29%, with $30,000 maturing in 2012, and $50,000 maturing in 2013.  We borrowed these funds under a master repurchase agreement. The counterparty to our repurchase agreements is exposed to credit risk.  We are required to pledge collateral for the repurchase agreement and to cover the replacement value of the deal.  The amount of collateral pledged at year end 2009 included $48,011 in cash and $41,890 in securities.  As originally issued, our repurchase agreement counterparty had an option to put the collateral back to us at the repurchase price on a specified date.

During 2009, we paid off all of our remaining amortizing advances, incurring debt prepayment penalties of $27.

Also included in long-term borrowings are $126,004 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs.  Included in the long-term FHLB borrowings are $40,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  Total FHLB advances were collateralized by $209,387 of mortgage loans and securities under collateral agreements at December 31, 2009.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow additional amounts of $72,995 at December 31, 2009.

The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, but only upon payment of a premium based on a percentage of the outstanding principal balance.  The call is effective at a premium of 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $416 at December 31, 2009.

The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly.  Unamortized organizational costs for these securities were $818 at December 31, 2009.

The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date but only upon payment of a premium based on a percentage of the outstanding principal balance.  The call is effective at a premium of 0.785% at December 15, 2010.

The floating rate capital securities callable at par on June 30, 2012, and quarterly thereafter may be called prior to that date with a payment of a call premium, which is based on a percentage of the outstanding principal balance.  The calls are effective annually at premiums of 1.40% at June 30, 2010, and 0.70% at June 30, 2011.

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

Subject to certain exceptions and limitations, we may from time to time defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent us from declaring or paying cash distributions on our common stock or debt securities that rank junior to the subordinated debenture.  In September 2009, we deferred payment on the trust preferred securities indicated in the table above.

NOTE 14.  REGULATORY MATTERS

Integra Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank of St. Louis based on specified percentages of certain deposit types, subject to various adjustments.  At December 31, 2009, the net reserve requirement totaled $5,469.  Integra Bank was in compliance with all cash reserve requirements as of December 31, 2009.  Integra Bank is required to pledge collateral as backing for transactions settled in our Federal Reserve account.  At December 31, 2009, the value of collateral pledged to the Federal Reserve for this purpose totaled $125,000.

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

Quantitative measures established by regulation to ensure capital adequacy require us and Integra Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2009, we and Integra Bank met all capital adequacy requirements to which we were subject.

At December 31, 2009, Integra Bank met regulatory requirements for "well capitalized" status.  Integra Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. In August 2009, Integra Bank agreed with the OCC to develop a plan to increase the bank’s tier one capital level to at least 8%, and its risk based capital to at least 11.5%.  At December 31, 2009, these capital ratios were not met.  We notified the OCC prior to December 31, 2009, that the increased capital levels would not be achieved.  We expect the OCC will reevaluate our progress toward the higher capital ratios at March 31, 2010.

The amount of dividends which our subsidiaries may pay is governed by applicable laws and regulations.  For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above.  As of December 31, 2009, Integra Bank did not have retained earnings available for distribution in the form of dividends to the holding company without prior regulatory approval.

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and Integra Bank:

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$221,590	9.94%	$178,377	8.00%	N/A	N/A
Integra Bank	224,127	10.05%	178,377	8.00%	222,971	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$137,658	6.17%	$89,189	4.00%	N/A	N/A
Integra Bank	195,416	8.76%	89,188	4.00%	133,783	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$137,658	4.43%	$124,397	4.00%	N/A	N/A
Integra Bank	195,416	6.30%	124,136	4.00%	155,170	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)
Consolidated	$272,514	9.75%	$223,692	8.00%	N/A	N/A
Integra Bank	281,254	10.07%	223,347	8.00%	279,184	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$214,720	7.68%	$111,846	4.00%	N/A	N/A
Integra Bank	245,956	8.81%	111,674	4.00%	167,510	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$214,720	6.41%	$134,081	4.00%	N/A	N/A
Integra Bank	245,956	7.37%	133,575	4.00%	166,969	5.00%

In February 2009, we sold shares of a new series of senior preferred stock, or the Treasury Preferred Stock, and a related warrant to purchase common stock, the Treasury Warrant, for $83,586 to the U.S. Department of Treausry under its Troubled Asset Relief Program/Capital Purchase Program, or CPP.  The Treasury Preferred Stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve and may be repurchased at any time under certain conditions. The Treasury Warrant gives the holder the right to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share for ten years.  As part of this program, we were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds the equity we issued under the CPP.

NOTE 15.  STOCK OPTION PLAN AND AWARDS

In April 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees.  Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs).  All options granted under the 2007 plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted.  The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant.  Upon the adoption of the 2007 Plan, no additional awards may be granted under the Prior Plans.  In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares.  Under the 2007 Plan, at December 31, 2009, there were 547,789 shares available for the granting of additional awards.

A summary of the status of the options or SARs granted under the plans as of December 31, 2009, and changes during the year is presented below:

	December 31, 2009		Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2008	1,415,433	$20.53
Options/SARs granted	5,000	2.13
Options/SARs exercised	-	-
Options/SARs forfeited/expired	(320,897)	20.28

Options/SARs outstanding at December 31, 2009	1,099,536	$20.52	4.7

Options/SARs exercisable at December 31, 2009	1,044,761	$20.69	4.6

The options and SARs outstanding at December 31, 2009, had a weighted average remaining term of 4.7 years with no aggregate intrinsic value, while the options and SARs that were exercisable at December 31, 2009, had a weighted average remaining term of 4.6 years and no aggregate intrinsic value.  As of December 31, 2009, there was $107 of total unrecognized compensation cost related to the stock options and SARs.  The cost is expected to be recognized over a weighted-average period of 1.4 years.  Compensation expense for options and SARs for the years ended December 31, 2009, 2008, and 2007 was $255, $841, and $589, respectively.

No stock options were exercised during 2009 or 2008.  During 2007, 29,761 stock options with an intrinsic value of $27 were exercised.  We received $351 for these exercises and approximately $10 of tax benefit was realized.

One of the Prior Plans permitted the award of up to 300,000 shares of restricted stock.  The majority of shares granted under that plan vest equally over a three-year period.  Unvested shares are subject to certain restrictions and risk of forfeiture by the participants.  Shares granted since 2007 were granted from the 2007 Plan which, prior to April 2009, permitted the award of up to 450,000 shares of restricted stock or SARs.  In April 2009, our shareholders approved an amendment to the Plan that eliminated the 450,000 share limit.  The shares granted under the 2007 Plan vest equally over a three or four-year period.

A summary of the status of the restricted stock granted by us as of December 31, 2009 and changes during the year is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, beginning of year	179,613	$17.57
Shares granted	246,750
Shares vested	(62,082)
Shares forfeited	(138,168)

Restricted shares outstanding, end of year	226,113	$4.94

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within shareholders’ equity for unvested restricted stock.  As of December 31, 2009, there was $837 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS 123(R), which was subsequently incorporated into ASC 718.  The cost is expected to be recognized over a weighted-average period of 1.6 years.  Compensation expense for restricted stock for the years ended December 31, 2009, 2008, and 2007 was $367, $1,074, and $748, respectively.  The total fair value at exercise of shares vested during the years ended December 31, 2009, 2008, and 2007 was $117, $497, and $680, respectively.

We do not pay any cash dividends on restricted shares granted after we began participating in the CPP, to any participants during the restriction period.  Our participation in this program imposes additional vesting restrictions on shares held by any of our five most-highly compensated employees.  These restricted shares vest over time; however, they are also subject to the limitations of the CPP.

NOTE 16.  FAIR VALUE

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

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

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

When determining fair value, ASC 820 indicates that the lowest available level should be used. It also provides guidance on determining fair value when a transaction is not considered orderly because the volume and level of activity have significantly decreased. In evaluating the fair value of our two PreTSL pooled CDOs we determined that the market transactions for similar securities were disorderly. Therefore, we priced our PreTSL pooled CDOs using the Moody’s Analytics valuation process. The Moody’s Analytics is a Level 3 pricing model that uses an income valuation approach and computes present values.  During the third quarter of 2009, Moody’s updated their analytics, Discounted Cashflow Valuations (DCV). The changes were made to refine and improve the estimate of default probabilities and align the valuation methodology with industry practices.

	New	Prior
Default Probabilities	Issuer Specific	Industry Average
Prepayments	0%	1%
Recovery	0%	5%
Spread to Libor	300 basis points	200 basis points
Correlation within Same Industry	50%	30%
Correlation Between Industries	30%	20%

The probability of default (PDs) is based on physical PDs (uses historical data). Moody’s estimates physical PDs primarily using the expected default frequency approach and is issuer specific. The loss given default has been historically high for trust preferred securities and is set at 100% equating to a 0% recovery. The DCV analysis uses a spread of Libor +300 as the discount rate (to reflect illiquidity – the credit component of the discount rate is embedded in the credit analysis). Building on the cash flows and discount rates, Moody’s uses its CDOnet tool which utilizes a Monte Carlo simulation engine to model the discounted flows and establish a distribution of DCV’s.

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

Loans held for sale:  The fair value of residential mortgage loans held for sale is determined using quoted secondary-market prices. The purchaser provides us with a commitment to purchase the loan at the origination price.  Under ASC 820, this commitment is classified as a Level 2 in the fair value hierarchy.  If no such quoted price exists, the fair value of these loans would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  Loans held for sale associated with branch transactions are presented at face value, which is substantially the same as the value in the transaction.  Loans held for sale at December 31, 2009 include $90,616 of loans that we expect to sell in branch divestiture transactions during 2010.

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

Premises and equipment held for sale:  Premises and equipment held for sale are evaluated at the time the property is deemed as held for sale.  Fair value is based on appraisals by qualified licensed appraisers and is classified as Level 3 input.  On occasion, when an appraisal is not performed fair value is based on sales offers received from potential buyers.  Premises and equipment held for sale at December 31, 2009 include $1,244 of premises and equipment that will be sold in probable branch divestiture.

Deposits held for sale:  The fair value of deposits held for sale is based on the actual purchase price as agreed upon between Integra Bank and the purchaser.  Because this transaction occurs in an orderly transaction between market participants the fair value qualifies as a level 1 fair value.  Deposits held for sale at December 31, 2009 include $99,084 of deposits that will be sold in probable branch divestiture.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below~~.~~

December 31, 2009
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Securities, available for sale
U.S. Treasuries	$-	$8,833	$-	$8,833
U.S. Government agencies	-	279	-	279
Collateralized mortgage obligations:
Agency	-	118,431	-	118,431
Private Label	-	23,229	-	23,229
Mortgage backed securities	-	167,232	-	167,232
Trust Preferred	-	8,450	1,588	10,038
State & political subdivisions	-	25,040	-	25,040
Other securities	-	8,637	-	8,637
Total securities, available for sale	$-	$360,131	$1,588	$361,719

Securities, held for trading
U.S. Treasuries	$-	$-	$-	$-
Trust Preferred	-	36	-	36
Total securities, held for trading	$-	$36	$-	$36

Derivatives	-	5,945	-	5,945

Liabilities
Derivatives	$-	$6,307	$-	$6,307

December 31, 2008
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Securities, available for sale	$-	$544,204	$17,535	$561,739
Derivatives	-	12,296	-	12,296

Liabilities
Derivatives	$-	$11,851	$-	$11,851
Assets and Liabilities Measured on a Non-Recurring Basis:

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

December 31, 2009
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Impaired loans	$-	$-	$92,715	$92,715
Loans held for sale	-	93,572	-	93,572
Other real estate owned	-	-	29,317	29,317
Premises and equipment held for sale	-	-	4,249	4,249

Liabilities
Deposits held for sale	$99,084	$-	$-	$99,084

December 31, 2008
Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Impaired loans	$-	$-	$69,590	$69,590
Loans held for sale	-	5,776	-	5,776

Liabilities	$-	$-	$-	$-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $124,751, with a valuation allowance of $32,036 at December 31, 2009, resulting in an additional provision for loan losses of $26,763 for the year ending December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $94,151, with a valuation allowance of $24,561 resulting in an additional provision for loan losses of $21,695 for the year ending December 31, 2008.

For those properties held in other real estate owned and carried at fair value, writedowns of $3,370 were charged to earnings for the period ending December 31, 2009.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Beginning Balance at January 1, 2009	$17,535	$17,535
Transfers in and/or out of Level 3	(250)	(250)
Gains (Losses) included in other comprehensive income	131	131
Gains (Losses) included in earnings	(15,828)	(15,828)
Ending Balance at December 31, 2009	$1,588	$1,588

Unrealized gains and losses for securities classified as available for sale are generally not recorded in earnings.  However, during the period ended December 31, 2009, impairment charges of $21,484 were charged to earnings for some of our trust preferred securities.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Beginning Balance at January 1, 2008	$-	$-
Transfers in and/or out of Level 3	25,840	25,840
Gains (Losses) included in other comprehensive income	(3,996)	(3,996)
Gains (Losses) included in earnings	(4,309)	(4,309)
Ending Balance	$17,535	$17,535

The carrying amounts and estimated fair values of financial instruments, at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$354,574	$354,574	$62,773	$62,773
Loans-net of allowance	1,838,347	1,840,053	2,356,216	2,415,290
Accrued interest receivable	9,336	9,336	14,114	14,114

Financial Liabilities:
Deposits	$2,267,899	$2,288,866	$2,340,192	$2,367,354
Short-term borrowings	62,114	62,114	415,006	415,542
Long-term borrowings	361,071	362,271	360,917	362,848
Accrued interest payable	8,200	8,200	10,560	10,560

The above fair value information was derived using the information described below for the groups of instruments listed.  It should be noted the fair values disclosed in this table do not represent fair values of all assets and liabilities of ours and, thus, should not be interpreted to represent a market or liquidation value for us.

Carrying amount is the estimated fair value for cash and short-term investments, accrued interest receivable and payable, demand deposits and short-term debt.   The fair value of loans is estimated in accordance with paragraph 31 of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, which was subsequently incorporated into ASC 825, by discounting expected future cash flows using market rates of like maturity.  For time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of regulatory stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not considered material.

NOTE 17.  COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

We are committed under various operating leases for premises and equipment.  Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2010	$1,879
2011	1,622
2012	1,502
2013	1,341
2014	1,271
Thereafter	6,971
Total	$14,586

Rental expense for these operating leases totaled $1,879, $2,499 and $2,556 in 2009, 2008 and 2007, respectively.

Most of our business activity and that of our subsidiaries is conducted with customers located in the immediate geographic area of their offices.  These areas are comprised of Indiana, Illinois, Kentucky, and Ohio.

Integra Bank evaluates each credit request of its customers in accordance with established lending policies.  Based on these evaluations and the underlying policies, the amount of required collateral (if any) is established.  Collateral held varies but may include negotiable instruments, accounts receivable, inventory, property, plant and equipment, income producing properties, residential real estate and vehicles.  Integra Bank’s access to these collateral items is generally established through the maintenance of recorded liens or, in the case of negotiable instruments, possession.

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

Our exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at December 31, 2009, follows:

				Ranges of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitment	Commitment	Commitment	Commitments

Commitments to extend credit	$393,013	$28,895	$421,908	0.00% - 21.00%

Standby letters of credit	11,894	6,525	18,419	0.00% - 10.25%

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

Standby letters of credit, both financial and performance, are written conditional commitments issued by the banks to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We also have $2,014 of additional non-reimbursable standby letters of credit and commitments.

We and our subsidiaries are parties to legal actions which arise in the normal course of their business activities.  In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of us and our subsidiaries.

NOTE 18. INTEREST RATE CONTRACTS

We adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and have included here the expanded disclosures required by that statement.  This statement was subsequently incorporated into ASC Topic 815, “Derivatives and Hedging”.

We are exposed to interest rate risk relating to our ongoing business operations and utilize derivatives, such as interest rate swaps and floors to help manage that risk.

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate.  This rate swap is designated as a fair value hedge.  The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR.  The variable rate received was 0.98938% at December 31, 2009. The swap expires on or prior to January 5, 2016, and had a notional amount of $4,880 at December 31, 2009.

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

The counterparties to our derivatives are exposed to credit risk whenever the derivatives discussed above are in a liability position.  As a result, we have collateralized the liabilities with securities and cash.  We are required to post collateral to cover the market value of the various swaps.  The amount of collateral pledged to cover the market position at December 31, 2009 was $11,935.

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

	December 31, 2009			December 31, 2008
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value

Derivatives designated as
hedging instruments:
Interest rate contracts	$5,963	$(6,307)	$(344)	$12,080	$(11,835)	$245

Derivatives not designated
as hedging instruments:
Mortgage banking derivatives	91	(109)	(18)	216	(16)	200

We recognized an after tax loss of $384 related to our interest rate contracts in other comprehensive income during 2009, compared to a gain of $155 during 2008.

Income recognized on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, were $150 for 2009.  During 2008, we recognized losses of $62 from the change in value of our mortgage loan commitments.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status.  Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties.  We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.

NOTE 19.  EMPLOYEE RETIREMENT PLANS

Substantially all employees are eligible to contribute a portion of their pre-tax and/or after-tax salary to a defined contribution plan. We may make contributions to the plan in varying amounts depending on the level of employee contributions.  Our expense related to this plan was $238, $1,249, and $1,162 for 2009, 2008, and 2007, respectively.

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

The 2010 health care cost trend rate is projected to be 8.1%.  The rate is assumed to decrease incrementally each year until it reaches 4.5% in 2029.  Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 2009 accumulated postretirement benefit obligation or the annual cost of retiree health plans.  The 2008 valuation assumed a health care cost trend rate of 8.3%, assuming that the rate would decrease incrementally each year until it reached 4.5% in 2029.  A one percentage point increase in the health care cost trend rate would have resulted in a $454 increase in the year-end accumulated postretirement benefit obligation, and a $43 increase to service and interest cost.  A one percentage point decrease would have resulted in a $396 decrease in the year-end benefit obligation and a $37 increase to service and interest cost.

The discount rate is used to determine the present value of future benefit obligations and net periodic pension cost and is determined by matching the expected cash flows of the plan to a yield curve based on long-term, high quality corporate bonds as of the measurement date.  The discount rate reflected in the financial statements was 5.50% for 2009, 7.65% for 2008 and 6.30% for 2007.

The following summary reflects the plan's funded status and the amounts reflected on our financial statements.

Actuarial present values of benefit obligations at December 31 are:

	Postretirement Benefits
	2009	2008

Change in Fair Value of Plan Assets:
Balance at beginning of year	$-	$-
Actual return on plan assets	-	-
Employer contributions	153	184
Benefits paid, net of retiree contributions	(153)	(184)

Balance at end of year	$-	$-

Change in Accumulated Projected Benefit Obligation:
Balance at beginning of year	$2,427	$3,248
Service cost	198	277
Interest costs	180	199
Actuarial (gains) losses	2,177	(875)
Adjustment for prior year benefits paid	(153)	(238)
Benefits paid, net of retiree contributions	(56)	(184)

Balance at end of year	$4,773	$2,427

Funded status-(accrued) prepaid benefit cost	$(4,773)	$(2,427)

Amounts recognized in accumulated other comprehensive income at December 31, 2009 and December 31, 2008, on a pre-tax basis, includes prior service costs of $97 and $131, and actuarial losses of $3,152, and $1,031, respectively.

Components of Net Periodic Pension Cost and Other Amounts Recognized in Net Income:

	Postretirement Benefits
	2009	2008	2007

Service cost - benefits earned during the period	$198	$277	$150
Interest cost on projected benefit obligation	180	199	118
Amortization of prior service costs	34	34	34
Amortization of net (gain) loss	56	122	64
Net periodic benefit cost	468	632	366
Net loss (gain)	2,177	(875)	910
Prior service (cost) credit	(34)	(34)	(34)
Amortization of gain (loss)	(56)	(122)	(64)
Total recognized in other comprehensive income	2,087	(1,031)	812
Total recognized in net periodic benefit cost and
other comprehensive income	$2,555	$(399)	$1,178

The estimated prior service costs and net loss for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2010 are $206 and $65, respectively.

The following table shows the future benefit payments, net of retiree contributions, which are expected to be paid during the following years:

Year ending December 31,
2010	$239
2011	288
2012	310
2013	328
2014	376
Thereafter	2,348

NOTE 20.  SEGMENT INFORMATION

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

For the Year Ended
December 31, 2009	Banking	Other	Total
Interest income	$121,338	$128	$121,466
Interest expense	51,772	3,658	55,430
Net interest income	69,566	(3,530)	66,036
Provision for loan losses	113,368	-	113,368
Other income	29,068	(5,900)	23,168
Other expense	104,589	1,580	106,169
Earnings (Loss) before income taxes	(119,323)	(11,010)	(130,333)
Income taxes (benefit)	56,470	4,380	60,850
Net income (loss)	(175,793)	(15,390)	(191,183)
Preferred stock dividends and discount accretion	-	3,798	3,798
Net income (loss) available to common shareholders	$(175,793)	$(19,188)	$(194,981)

Segment assets	$2,919,085	$2,856	$2,921,941

For the Year Ended
December 31, 2008	Banking	Other	Total
Interest income	$172,667	$233	$172,900
Interest expense	72,077	6,842	78,919
Net interest income	100,590	(6,609)	93,981
Provision for loan losses	65,784	-	65,784
Other income	29,390	299	29,689
Other expense	218,840	1,213	220,053
Earnings (Loss) before income taxes	(154,644)	(7,523)	(162,167)
Income taxes (benefit)	(48,293)	(2,999)	(51,292)
Net income (loss)	$(106,351)	$(4,524)	$(110,875)

Segment assets	$3,348,776	8,324	$3,357,100

For the Year Ended
December 31, 2007	Banking	Other	Total
Interest income	$191,657	$263	$191,920
Interest expense	90,226	8,445	98,671
Net interest income	101,431	(8,182)	93,249
Provision for loan losses	4,193	-	4,193
Other income	36,754	317	37,071
Other expense	85,904	1,746	87,650
Earnings before income taxes	48,088	(9,611)	38,477
Income taxes (benefit)	11,374	(3,607)	7,767
Net income (loss)	$36,714	$(6,004)	$30,710

Segment assets	$3,336,034	14,092	$3,350,126

NOTE 21.  FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent holding company only) follows:

CONDENSED BALANCE SHEETS		December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$5,294	$6,572
Investment in banking subsidiaries	196,579	309,128
Investment in other subsidiaries	360	536
Securities available for sale	2,554	2,554
Other assets	2,735	4,676
TOTAL ASSETS	$207,522	$323,466

LIABILITIES
Long-term borrowings	$99,054	$117,054
Dividends payable	1,567	207
Other liabilities	4,555	1,414
Total liabilities	105,176	118,675

SHAREHOLDERS' EQUITY
Preferred Stock	82,011	-
Common stock	20,848	20,749
Additional paid-in capital	216,939	208,732
Retained earnings	(210,371)	(15,754)
Accumulated other comprehensive income (loss)	(7,081)	(8,936)
Total shareholders' equity	102,346	204,791
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$207,522	$323,466

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
	2009	2008	2007
Dividends from banking subsidiariesq	$-	$11,350	$20,750
Dividends from other subsidiaries	400	600	-
Other income	(5,903)	163	257
Total income	(5,503)	12,113	21,007

Interest expense	3,803	6,847	8,505
Other expenses	1,495	1,033	1,551
Total expenses	5,298	7,880	10,056
Income before income taxes and equity in
undistributed earnings of subsidiaries	(10,801)	4,233	10,951
Income taxes (benefit)	4,425	(3,032)	(3,640)
Income before equity in undistributed earnings of subsidiaries	(15,226)	7,265	14,591
Equity in undistributed earnings of subsidiaries	(175,957)	(118,140)	16,119
Net income (loss)	(191,183)	(110,875)	30,710
Preferred stock dividends and discount accretion	3,798	-	-
Net income (loss) available to common shareholders	$(194,981)	$(110,875)	$30,710

CONDENSED STATEMENTS OF CASH FLOWS
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(191,183)	$(110,875)	$30,710
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization and depreciation	161	154	153
Employee benefit expenses	922	2,029	1,508
Excess distributions (undistributed) earnings of subsidiaries	175,180	118,140	(16,120)
Decrease in deferred taxes	943	(406)	(845)
(Increase) decrease in other assets	858	5,574	(107)
(Decrease) increase in other liabilities	7,437	(489)	536
Net cash flows provided by (used in) operating activities	(5,682)	14,127	15,835
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Prairie Financial Corp, net of cash acquired		-	(35,331)
Payments for investments in and advances to subsidiaries	(60,900)	-	(619)
Capital expenditures	(19)	-	-
Net cash flows provided by (used in) investing activities	(60,919)	-	(35,950)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	-	(9,556)
Excess income tax benefit from employee stock-based awards	-	-	10
Net decrease in short-term borrowed funds	-	-	-
Proceeds from long-term borrowings	-	-	40,619
Repayment of long-term borrowings	(18,000)	(2,000)	-
Proceeds from issuance of common stock warrants	7,999
Proceeds from vesting of restricted shares, net	(317)	(61)	351
Proceeds from issuance of TARP preferred stock	82,011	-	-
Dividends paid	(2,572)	(11,379)	(13,460)
Accrued dividends on preferred stock	(3,798)	-	-
Net cash flows provided by (used in) financing activities	65,323	(13,440)	17,964
Net increase (decrease) in cash and cash equivalents	(1,278)	687	(2,151)
Cash and cash equivalents at beginning of year	6,572	5,885	8,036
Cash and cash equivalents at end of year	$5,294	$6,572	$5,885

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15c) as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in timely alerting our management to material information required to be included in this Form 10-K and other Exchange Act filings.

Management’s report on internal control over financial reporting is set forth on page 47 of this report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2009, the Audit Committee of the Board of Directors did not approve the engagement of Crowe Horwath LLP, our independent registered public accounting firm, to perform any non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes Oxley Act of 2002.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.  Information concerning our executive officers is included in Item 1 of this Annual Report under the caption “Executive Officers of the Company”.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the proxy statement for our 2010 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the proxy statement for our 2010 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the proxy statement for our 2010 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the proxy statement for our 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Form 10-K

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
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

INTEGRA BANK CORPORATION

/s/ MICHAEL J. Alley	3/4/2010
Michael J. Alley	Date
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL B. CARROLL	3/4/2010
Michael B. Carroll	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ SANDRA CLARK BERRY	3/4/2010
Sandra Clark Berry	Date
Director

/s/ ROBERT L. GOOCHER	3/4/2010
Robert L. Goocher	Date
Director

/s/ H. RAY HOOPS	3/4/2010
H. Ray Hoops	Date
Director

/s/ THOMAS W. MILLER	3/4/2010
Thomas W. Miller	Date
Director

/s/ RICHARD M. STIVERS	3/4/2010
Richard M. Stivers	Date
Director

/s/ DANIEL T. WOLFE	3/4/2010
Daniel T. Wolfe	Date
Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3(a)(i)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A dated June 12, 1998)
3(a)(ii)	Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)
3(a)(iii)	Articles of Amendment dated July 18, 2001 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)
3(a)(iv)	Articles of Amendment dated February 25, 2009 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 2, 2009)
3(a)(v)	Articles of Amendment dated April 15, 2009 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 15, 2009)
3(b)	By-Laws (as amended through June 17, 2009 incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ending June 30, 2009)
4(a)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 2, 2009)
4(b)	Warrant for the Purchase of Shares of Common Stock of Integra Bank Corporation (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 2, 2009)
10(a)*	Integra Bank Corporation Employees' 401(K) Plan (2003 Restatement) (incorporated by reference to Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)
10(b)*
Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger M. Duncan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)

10(c)*
Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger D. Watson (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)

10(d)*	Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and John W. Key
10(e)*
Change in Control Benefits Agreement dated October 15, 2008, between Integra Bank Corporation and Michael B. Carroll (incorporated by reference to Exhibit 10(j)* to Annual Report on Form 10-K for  period ending December 31, 2008)

10(f)*
First Amendment to Integra Bank Corporation Employees 401 (k) Plan dated January 1, 2003 (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10(g)*
Second Amendment to Integra Bank Corporation Employees 401 (k) Plan dated March 28, 2005 (incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10(h)*
Third Amendment to Integra Bank Corporation Employees 401 (k) Plan dated January 1, 2006 (incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10(i)*
Fourth Amendment to Integra Bank Corporation Employees 401 (k) Plan dated July 1, 2007 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ending September 30, 2007)

10(j)*	Integra Bank Corporation 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed March 16, 2007)
10(k)*	Amendment to Integra Bank Corporation 2007 Equity Incentive Plan dated April 15, 2009 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ending March 31, 2009)
10(l)*	Integra Bank Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 16, 2007)
10(m)*	Form of Restricted Stock Agreement (Director) under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 18, 2007)

10(n)*	Form of Restricted Stock Agreement (Employee) under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 18, 2007)
10(o)*	Form of Nonqualified Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated April 18, 2007)
10(p)*	Form of Stock Appreciation Right Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated April 18, 2007)
10(q)*	Form of Restricted Stock Agreement (CPP) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 20, 2009)
10(r)*	Form of Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 20, 2009)
10(s)*	Summary Sheet of 2010 Compensation
10(t)*
Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2009)

10(u)*	Form of Senior Officer Letter Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 2, 2009)
10(v)*	Amended Form of Senior Officer Letter Agreement
10(w)*	Form of Waiver (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 2, 2009)
10(x)*
ARRA Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the  United States Department of the Treasury (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 2, 2009)

10(y)*
Formal Written Agreement dated May 20, 2009 between Integra Bank N.A. and the Office of the  Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Current Report on  Form 8-K-A dated May 27, 2009)

10(z)*
Memorandum of Understanding with the Federal Reserve Board of St. Louis dated September 16, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ending September 30, 2009)

10(aa)*	Separation and Release Agreement between the Company and Michael T. Vea dated August 28, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2009)
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	EESA Section 111(b)(4) Certification of Principal Executive Officer
99.2	EESA Section 111(b)(4) Certification of Principal Financial Officer

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.