Form 10-Q
period 2010-03-31
INTEGRA BANK CORP
filed 2010-05-10
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2010
(Common stock, $1.00 Stated Value)	20,899,123

INTEGRA BANK CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$409,335	$304,921
Federal funds sold and other short-term investments	49,777	49,653
Total cash and cash equivalents	459,112	354,574
Loans held for sale (at lower of cost or fair value)	110,667	93,572
Securities available for sale	359,448	361,719
Securites held for trading	215	36
Regulatory stock	26,299	29,124
Loans, net of unearned income	1,905,502	2,019,732
Less: Allowance for loan losses	(101,981)	(88,670)
Net loans	1,803,521	1,931,062
Premises and equipment	37,582	37,814
Premises and equipment held for sale	4,554	4,249
Other intangible assets	7,830	8,242
Other real estate owned	36,173	31,982
Other assets	67,129	69,567
TOTAL ASSETS	$2,912,530	$2,921,941

LIABILITIES
Deposits:
Non-interest-bearing demand	$252,882	$263,530
Non-interest-bearing held for sale	7,533	7,319
Interest-bearing	2,064,644	2,004,369
Interest-bearing held for sale	92,514	89,888
Total deposits	2,417,573	2,365,106
Short-term borrowings	62,134	62,114
Long-term borrowings	348,774	361,071
Other liabilities	31,474	31,304
TOTAL LIABILITIES	2,859,955	2,819,595

Commitments and contingent liabilities (Note 10)	-	-

SHAREHOLDERS' EQUITY
Preferred stock - no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586	82,095	82,011
Common stock - $1.00 stated value:
Shares authorized: 129,000,000
Shares outstanding: 20,902,873 and 20,847,589 respectively	20,903	20,848
Additional paid-in capital	216,988	216,939
Retained earnings	(264,250)	(210,371)
Accumulated other comprehensive income (loss)	(3,161)	(7,081)
TOTAL SHAREHOLDERS' EQUITY	52,575	102,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,912,530	$2,921,941

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans:
Taxable	$21,517	$25,749
Tax-exempt	101	203
Interest and dividends on securities:
Taxable	3,370	5,466
Tax-exempt	174	1,008
Dividends on regulatory stock	221	521
Interest on loans held for sale	26	103
Interest on federal funds sold and other short-term investments	219	93
Total interest income	25,628	33,143

INTEREST EXPENSE
Interest on deposits	8,102	12,187
Interest on short-term borrowings	45	763
Interest on long-term borrowings	2,621	2,710
Total interest expense	10,768	15,660

NET INTEREST INCOME	14,860	17,483
Provision for loan losses	52,700	31,394
Net interest income after provision for loan losses	(37,840)	(13,911)

NON-INTEREST INCOME
Service charges on deposit accounts	3,985	4,413
Other service charges and fees	717	803
ATM income	362	290
Debit card income-interchange	1,310	1,257
Trust income	495	459
Gain on sale of other assets	65	2,496
Net securities gains (losses)	(2)	-
Other than temporary impairment loss:
Total impairment losses recognized on securities	(1,631)	(1,170)
Loss or reclassification recognized in other comprehensive income	1,421	-
Net impairment loss recognized in earnings	(210)	(1,170)
Warrant fair value adjustment	-	(4,738)
Cash surrender value life insurance	18	690
Rent income on leased equipment	343	343
Other	507	649
Total non-interest income	7,590	5,492

NON-INTEREST EXPENSE
Salaries and employee benefits	9,198	12,075
Occupancy	2,118	2,581
Equipment	750	849
Professional fees	1,693	1,730
Communication and transportation	997	1,161
Processing	715	757
Software	597	620
Marketing	224	416
Loan and OREO expense	1,597	5,448
FDIC assessment	2,043	950
Low income housing project losses	424	690
Amortization of intangible assets	412	421
State and local franchise tax	402	314
Other	1,323	1,461
Total non-interest expense	22,493	29,473
Income (Loss) before income taxes	(52,743)	(37,892)
Income tax expense (benefit)	8	(9,831)
Income before cumulative effect of accounting change	(52,751)	(28,061)
Preferred stock dividends and discount accretion	1,128	413
Net income (loss) available to common shareholders	$(53,879)	$(28,474)

Consolidated Statements of Income are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income (Continued)
(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2010	2009
Earnings (Loss) per common share:
Basic	$(2.61)	$(1.37)
Diluted	(2.61)	(1.37)

Weighted average common shares outstanding:
Basic	20,666	20,732
Diluted	20,666	20,732

Dividends per common share	$-	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$(52,751)	$(28,061)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $2,151 and $1,599, respectively)	3,617	2,631
Reclassification of amounts realized through impairment charges and sales (net of tax of $79 and $442, respectively)	133	728
Net unrealized gain (loss) on securities	3,750	3,359

Change in net pension plan liability (net of tax of $101 and $9, respectively)	170	15
Unrealized gain (loss) on derivative hedging instruments arising in period (net of tax of $(106) for 2009)	-	(175)

Net unrealized gain (loss), recognized in other comprehensive income (loss)	3,920	3,199

Comprehensive income (loss)	$(48,831)	$(24,862)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

						Accumulated
		Shares of		Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2009	$82,011	20,847,589	$20,848	$216,939	$(210,371)	$(7,081)	$102,346

Net income (loss)	-	-	-	-	(52,751)	-	(52,751)
Net change, net of tax, in accumulated other comprehensive income	-	-	-	-	-	3,920	3,920
Discount on preferred stock	84	-	-	-	-	-	84
Preferred stock dividend	-	-	-	-	(1,128)	-	(1,128)
Grant of restricted stock, net of forfeitures	-	55,284	55	(55)	-	-	-
Stock-based compensation expense	-	-	-	104	-	-	104
BALANCE AT MARCH 31, 2010	$82,095	20,902,873	$20,903	$216,988	$(264,250)	$(3,161)	$52,575

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
 (In thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52,751)	$(28,061)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,884	1,800
Provision for loan losses	52,700	31,394
Income tax valuation allowance	18,979	-
Net securities (gains) losses	2	-
Impairment charge on available for sale securities	210	1,170
Net held for trading (gains) losses	(179)	-
(Gain) loss on sale of premises and equipment	1	(1)
(Gain) loss on sale of other real estate owned	(66)	54
Gain on sale of branches	-	(2,549)
Loss on low-income housing investments	424	690
Increase (decrease) in deferred taxes	-	(3,045)
Net gain on sale of loans held for sale	(144)	(207)
Proceeds from sale of loans held for sale	13,652	31,897
Origination of loans held for sale	(14,515)	(33,870)
Change in other operating	(13,173)	8,782
Net cash flows provided by (used in) operating activities	7,024	8,054
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	16,229	29,142
Proceeds from sales of securities available for sale	100	50
Purchase of securities available for sale	(10,829)	(5,240)
(Increase) decrease in loans made to customers	52,741	16,678
Purchase of premises and equipment	(1,240)	(588)
Proceeds from sale of premises and equipment	404	11
Proceeds from sale of other real estate owned	1,068	697
Decrease from sale of branches, net of cash acquired	-	(22,708)
Net cash flows provided by (used in) investing activities	58,473	18,042
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	52,446	290,612
Net increase (decrease) in short-term borrowed funds	20	(137,966)
Proceeds from long-term borrowings	-	50,000
Repayment of long-term borrowings	(12,297)	(18,354)
Proceeds from issuance of TARP preferred stock	-	81,731
Accretion of discount on TARP preferred stock	(1,128)	(413)
Dividends paid on common stock	-	(207)
Proceeds from exercise of stock options and restricted shares, net	-	(15)
Net cash flows provided by (used in) financing activities	39,041	265,388
Net increase (decrease) in cash and cash equivalents	104,538	291,484
Cash and cash equivalents at beginning of year	354,574	62,773
Cash and cash equivalents at end of period	$459,112	$354,257

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
 (In thousands)

	Three Months Ended
	March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	6,012	3,320
Dividends for common shareholders declared and not paid	-	207
Dividends accrued not paid on preferred stock	2,612	-

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and our subsidiaries. At March 31, 2010, our subsidiaries consisted of Integra Bank N.A. (Bank), a reinsurance company and four statutory business trusts, which are not consolidated under applicable accounting guidance.  All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.  All such adjustments are of a normal recurring nature.  Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC.

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

There are securities in our trust preferred securities portfolio and loans in our loan portfolio as to which we have estimated losses in part based on the assumption that the plans of the issuers or our borrowers will be implemented as planned and have the effect of improving their financial positions.  We have evaluated these plans for reasonableness before using them to calculate estimates.   Should these plans not be executed, or have unintended consequences, our losses could increase.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of the evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create a valuation allowance is recorded as additional income tax expense in the period the tax valuation allowance is established. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once we can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

RECENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2010, we adopted the new accounting guidance under ASC 860 that requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The adoption of this accounting guidance did not have a material impact on our consolidated financial position or results of operations.

Effective January 1, 2010, Accounting Standards Update 2010-06 required increased disclosure of valuation techniques and inputs into fair value measurements.  Reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy must be disclosed. The adoption of this accounting guidance did not have a material impact on our consolidated financial position or results of operations.

ASC 810 provides guidance for consolidation of variable interest entities by focusing on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This guidance also requires additional disclosures about our involvement in variable interest entities. This guidance was effective for us on January 1, 2010, and did not have a significant impact on our results of operations or financial position.

FAIR VALUE MEASUREMENT:

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  We use various valuation techniques to determine fair value, including market, income and cost approaches.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The markets for pooled collateralized debt obligations (CDOs) continue to reflect an overall lack of activity and observable transactions in the secondary and new issue markets for these securities.  Those conditions are indicative of an illiquid market and transactions that do occur are not considered orderly.  This led us to value our CDOs using both Level 2 and Level 3 inputs.  The single name issues continue to come from the brokers and are considered Level 2 valuations.  The marks for the pooled issues classified as available for sale were derived from a financial model and are considered Level 3 valuations.  The pricing for the pooled CDOs held for trading were derived from a broker and are considered Level 2 inputs.

When determining fair value, ASC 820 indicates that the lowest available level should be used. It also provides guidance on determining fair value when a transaction is not considered orderly because the volume and level of activity have significantly decreased. In evaluating the fair value of our two PreTSL pooled CDOs, we determined that the market transactions for similar securities were disorderly.  Therefore we priced our PreTSL pooled CDOs using the fair value generated from the cash flow analysis used as part of our review for other-than-temporary impairment.  The cash flows include the deferrals and defaults associated with each security, along with anticipated deferrals, defaults and projected recoveries.  This price is considered Level 3 pricing.

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

Loans held for sale: The fair value of residential mortgage loans held for sale is determined using quoted secondary-market prices. The purchaser provides us with a commitment to purchase the loan at the origination price.  Under ASC 820, this commitment is classified as a Level 2 in the fair value hierarchy.  If no such quoted price exists, the fair value of these loans would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  Loans held for sale associated with branch transactions are presented at face value, which is substantially the same as the value in the transaction.  Loans held for sale at March 31, 2010 include $106,704 of loans that we expect to sell in branch divestiture transactions during 2010.

Derivatives:  Our derivative instruments consist of over-the-counter interest rate swaps, interest rate floors, and mortgage loan interest locks that trade in liquid markets.  The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  On those occasions that broker-dealer pricing is not available, pricing is obtained using the Bloomberg system.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by us.  This valuation method is classified as Level 2 in the fair value hierarchy.

Impaired Loans:  Impaired loans are evaluated at the time full payment under the loan terms is not expected.  If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of the collateral, if the loan is collateral dependent.  Fair value is measured based on the value of the collateral securing these loans, is classified as Level 3 in the fair value hierarchy and is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers.  If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market.  Fair value on non-real estate loans is determined using similar methods.  In addition, business equipment may be valued by using the net book value from the business’s financial statements.  Impaired loans are evaluated quarterly for additional impairment.

Other Real Estate Owned:  Other real estate owned is evaluated at the time a property is acquired through foreclosure or shortly thereafter.  Fair value is based on appraisals by qualified licensed appraisers and is classified as Level 3.

Premises and equipment held for sale:  Premises and equipment held for sale are evaluated at the time the property is deemed as held for sale.  Fair value is based on appraisals by qualified licensed appraisers and is classified as Level 3 input.  On occasion, when an appraisal is not performed, fair value is based on sales offers received from potential buyers.  Premises and equipment held for sale at March 31, 2010 include $4,554 of premises and equipment that will be sold in probable branch divestiture.

Deposits held for sale:  The fair value of deposits held for sale is based on the actual purchase price as agreed upon between Integra Bank and the purchaser.  Because this transaction occurs in an orderly transaction between market participants, the fair value qualifies as a Level 2 fair value.  Deposits held for sale at March 31, 2010 include $100,047 of deposits that will be sold in probable branch divestiture transactions during 2010.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets
Securities, available for sale
U.S. Treasuries	$-	$8,909	$-	$8,909
U.S. Government agencies	-	179	-	179
Collateralized mortgage obligations:
Agency	-	118,320	-	118,320
Private Label	-	21,559	-	21,559
Mortgage backed securities: residential	-	167,222	-	167,222
Trust Preferred	-	8,742	1,516	10,258
State & political subdivisions	-	24,341	-	24,341
Other securities	-	8,660	-	8,660
Total securities, available for sale	$-	$357,932	$1,516	$359,448

Securities, held for trading
U.S. Treasuries	$-	$-	$-	$-
Trust Preferred	-	215	-	215
Total securities, held for trading	$-	$215	$-	$215

Derivatives	-	6,624	-	6,624

Liabilities
Derivatives	$-	$6,854	$-	$6,854

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Securities, available for sale
U.S. Treasuries	$-	$8,833	$-	$8,833
U.S. Government agencies	-	279	-	279
Collateralized mortgage obligations:
Agency		118,431		118,431
Private Label	-	23,229	-	23,229
Mortgage backed securities: residential		167,232		167,232
Trust Preferred	-	8,450	1,588	10,038
State & political subdivisions	-	25,040	-	25,040
Other securities	-	8,637		8,637
Total securities, available for sale	$-	$360,131	$1,588	$361,719

Securities, held for trading
U.S. Treasuries	$-	$-	$-	$-
Trust Preferred	-	36	-	36
Total securities, held for trading	$-	$36	$-	$36

Derivatives	-	5,945	-	5,945

Liabilities
Derivatives	$-	$6,307	$-	$6,307

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets
Impaired loans	$-	$-	$116,782	$116,782
Loans held for sale	-	110,667	-	110,667
Other real estate owned	-	-	33,070	33,070
Premises and equipment held for sale	-	-	4,554	4,554

Liabilities
Deposits held for sale	$-	$100,047	$-	$100,047

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Impaired loans	$-	$-	$92,715	$92,715
Loans held for sale	-	93,572	-	93,572
Other real estate owned	-	-	29,317	29,317
Premises and equipment held for sale	-	-	4,249	4,249

Liabilities	$-	$97,207	$-	$97,207

At March 31, 2010, impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $153,532, with a valuation allowance of $36,750, resulting in an additional provision for loan losses of $12,033 for the period.  At December 31, 2009, impaired loans with a specific reserve had a carrying amount of $124,751, with a valuation allowance of $32,036.  For those properties held in other real estate owned and carried at fair value, writedowns of $396 were charged to earnings in the first quarter of 2010 compared to $766 in the first quarter of 2009.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ending March 31, 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Beginning Balance at January 1, 2010	$1,588	$1,588
Transfers in and/or out of Level 3	-	-
Gains (Losses) included in other comprehensive income	138	138
Gains (Losses) included in earnings	(210)	(210)
Ending Balance	$1,516	$1,516

Unrealized gains and losses for securities classified as available for sale are generally not recorded in earnings.  However, during the first quarter of 2010, impairment charges of $210 were charged against some of our pooled trust preferred CDOs.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2010, and December 31, 2009, are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$459,112	$459,112	$354,574	$354,574
Loans-net of allowance	1,686,739	1,693,017	1,838,347	1,840,053
Accrued interest receivable	9,207	9,207	9,336	9,336

Financial Liabilities:
Deposits	$2,317,526	$2,338,698	$2,267,899	$2,288,866
Short-term borrowings	62,134	62,134	62,114	62,114
Long-term borrowings	348,774	351,179	361,071	362,271
Accrued interest payable	7,330	7,330	8,200	8,200

The above fair value information was derived using the information described below for the groups of instruments listed.  It should be noted the fair values disclosed in this table do not represent fair values of all of our assets and liabilities and should not be interpreted to represent our market or liquidation value.

Carrying amount is the estimated fair value for cash and short-term investments, accrued interest receivable and payable, deposits without defined maturities and short-term debt.   The fair value of loans is estimated in accordance with ASC Topic 825, “Financial Instruments” by discounting expected future cash flows using market rates of like maturity.  For time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of regulatory stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not considered material.

STOCK OPTION PLAN AND AWARDS

In April 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the 2007 Plan) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees.  Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs).  All options granted under the 2007 Plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted.  The exercise price of options granted under the plans cannot be less than the market value of the common stock on the date of grant.  Upon the adoption of the 2007 Plan, no additional awards may be granted under the Prior Plans.  In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares.  At March 31, 2010, there were 575,164 shares available for the granting of additional awards under the 2007 Plan .

A summary of the status of the options or SARs granted under the 2007 Plan and Prior Plans as of March 31, 2010, and changes during the year is presented below:

	March 31, 2010
			Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2009	1,099,536	$20.52
Options/SARs granted	-	-
Options/SARs exercised	-	-
Options/SARs forfeited/expired	(521,343)	20.27

Options/SARs outstanding at March 31, 2010	578,193	$20.74	4.8

Options/SARs exercisable at March 31, 2010	534,485	$20.97	4.6

The options and SARs outstanding at March 31, 2010, had a weighted average remaining term of 4.8 years with no aggregate intrinsic value, while the options and SARs that were exercisable at March 31, 2010, had a weighted average remaining term of 4.6 years and no aggregate intrinsic value.  As of March 31, 2010, there was $80 of total unrecognized compensation cost related to the stock options and SARs.  The cost is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense for options and SARs for the three months ended March 31, 2010, and 2009 was $10, and $160, respectively.

A summary of the status of the restricted stock granted by us as of March 31, 2010 and changes during the first three months of 2010 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2009	226,113	$4.94
Shares granted	80,000	0.82
Shares vested	(1,166)
Shares forfeited	(24,716)

Restricted shares outstanding, March 31, 2010	280,231	3.76

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock.  As of March 31, 2010, there was $699 of total unrecognized compensation cost related to the nonvested restricted stock.  The cost is expected to be recognized over a weighted-average period of 1.5 years.  Compensation expense for restricted stock for the three months ended March 31, 2010, and 2009 was $94, and $287, respectively.

We have not paid any cash dividends on restricted shares granted since we began participating in the Capital Purchase Program of the U.S. Department of the Treasury (CPP).  Our participation in this program imposes additional vesting restrictions on shares held by any of our five most-highly compensated employees.  These restricted shares vest over time; however, they are also subject to restrictions on transferability under the CPP.

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

The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	$(52,751)	$(28,061)
Preferred dividends and discount accretion	(1,128)	(413)
Net income (loss) available to common shareholders	$(53,879)	$(28,474)

Weighted average common shares outstanding - Basic	20,666,237	20,731,957
Incremental shares related to stock compensation	-	-
Average common shares outstanding - Diluted	20,666,237	20,731,957

Earnings (Loss) per common share - Basic	$(2.61)	$(1.37)
Effect of incremental shares related to stock compensation	-	-
Earnings (Loss) per common share - Diluted	$(2.61)	$(1.37)

Options to purchase 578,193 shares and 1,440,100 shares were outstanding at March 31, 2010 and 2009, respectively, and were not included in the computation of net income per diluted share in both periods because the exercise price of these options was greater than the average market price of the common shares, and therefore antidilutive and also, for the first quarter of 2010 and 2009, because of the net loss.

On February 27, 2009, the Treasury Department invested $83,586 in us as part of the CPP.  We issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (Treasury Preferred Stock), having a liquidation amount per share of $1,000, and a warrant (Treasury Warrant), to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69.

The 7,418,876 Warrant Shares issuable upon exercise of the Warrant were not included in the computation of net income per diluted share because the exercise price of these shares was greater than the average market price of the common shares, and therefore, antidilutive and also because of the net loss.

NOTE 3. SECURITIES

At March 31, 2010, the majority of securities in our investment portfolio were classified as available for sale.

Trading securities at March 31, 2010, consist of four trust preferred securities valued at $215.  During the first quarter of 2010, we recorded trading gains of $179, compared to none during the first quarter of 2009.

Amortized cost, fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
U.S. Treasuries	$8,865	$44	$-	$8,909
U.S. Government agencies	175	4	-	179
Collateralized mortgage obligations:
Agency	116,616	2,065	361	118,320
Private label	23,121	-	1,562	21,559
Mortgage-backed securities - residential	165,957	1,362	97	167,222
Trust preferred	17,040	52	6,834	10,258
States & political subdivisions	22,765	1,645	69	24,341
Other securities	8,641	23	4	8,660
Total	$363,180	$5,195	$8,927	$359,448

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U.S. Treasuries	$8,856	$-	$23	$8,833
U.S. Government agencies	277	5	3	279
Collateralized mortgage obligations:
Agency	117,930	1,624	1,123	118,431
Private label	25,164	-	1,935	23,229
Mortgage-backed securities - residential	167,533	537	838	167,232
Trust preferred	17,238	10	7,210	10,038
States & political subdivisions	23,529	1,589	78	25,040
Other securities	8,640	-	3	8,637
Total	$369,167	$3,765	$11,213	$361,719

The amortized cost and fair value of the securities available for sale portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale

Within one year	$13,371	$13,122
One to five years	97,901	98,841
Five to ten years	130,590	132,233
Beyond ten years	121,318	115,252

Total	$363,180	$359,448

Proceeds from sales and calls of securities available for sale were $540 and $2,011 for the three months ended March 31, 2010 and 2009, respectively.  Gross losses of $2 and $0 were realized on the 2010 sales and calls.

Available for sale securities with unrealized losses at March 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations:
Agency	$16,760	$361	$-	$-	$16,760	$361
Private Label	-	-	21,559	1,562	21,559	1,562
Mortgage-backed securities - residential	21,676	97	-	-	21,676	97
Trust Preferred	584	136	5,632	6,698	6,216	6,834
State & political subdivisions	-	-	2,219	69	2,219	69
Other securities	-	-	22	4	22	4
Total	$39,020	$594	$29,432	$8,333	$68,452	$8,927

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$8,833	$23	$-	$-	$8,833	$23
U.S. Government agencies	149	3	-	-	149	3
Collateralized mortgage obligations:
Agency	59,198	1,123	-	-	59,198	1,123
Private Label	-	-	23,229	1,935	23,229	1,935
Mortgage-backed securities - residential	105,719	838	-	-	105,719	838
Trust Preferred	602	123	5,436	7,087	6,038	7,210
State & political subdivisions	1,806	22	1,066	56	2,872	78
Other securities	-	-	21	3	21	3
Total	$176,307	$2,132	$29,752	$9,081	$206,059	$11,213

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

We adopted the guidance in ASC 320 effective April 1, 2009.  As a result of implementing the new standard, the amount of other-than-temporary impairment recognized in income for the year 2009 was $21,484.  Had the standard not been issued, the amount of other-than-temporary impairment that would have been recognized in income for the same period would have been $20,334.

The ratings of our pooled trust preferred CDOs that have incurred other-than-temporary impairment are listed below as of March 31, 2010. This group of trust preferred securities consist of two pooled trust preferred CDOs classified as available for sale and four pooled CDOs classified as held for trading.   The ratings of our four single issue trust preferred securities, and private label CMOs are listed below as of March 31, 2010 and at December 31, 2009.  The private label CMOs consist of six issues of which five were originated in 2003-2004 while one was originated in 2006.

Ratings

Issuer	Amortized Cost	Fair Value	Unrealized Gains/(Losses)	Ratings as of March 31, 2010
Pooled Trust Preferred CDOs
PreTSL VI	$720	$584	$(136)	Caa1 (Moodys) / CC (Fitch)*
PreTSL XIV	2,317	932	(1,385)	Ca (Moodys) /C (Fitch)*
Total	$3,037	$1,516	$(1,521)

Pooled Trust Preferred CDOs (Held For Trading)
Alesco 10A C1	$125	$125	$-	Ca (Moodys) / C (Fitch)*
Trapeza 11A D1	8	8	-	C (Fitch)
Trapeza 12A D1	6	6	-	C (Fitch)
US Capital Funding	76	76	-	Caa3 (Moodys) / C (Fitch)*
Total	$215	$215	$-

Ratings
	Amortized	Fair	Unrealized
Issuer	Cost	Value	Gains/(Losses)	Ratings as of March 31, 2010	Ratings as of December 31, 2009

Single Issue Trust Preferred
Bank One Cap Tr VI (JP Morgan)	$1,000	$1,016	$16	A2(Moodys)	A2(Moodys)
First Citizen Bancshares	5,013	2,000	(3,013)	Non-Rated	Non-Rated
First Union Instit Cap I (Wells Fargo)	2,990	3,026	36	Baa2(Moodys)/A-(S&P)/A(Fitch)	Baa2(Moodys)/A-(S&P)/A(Fitch)
Sky Financial Cap Trust III (Huntington)	5,000	2,700	(2,300)	B(S&P)	B(S&P)
Total	$14,003	$8,742	$(5,261)

Private Label CMOs
CWHL 2003-58 2A1	$2,818	$2,510	$(308)	Aaa(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
CMSI 2004-4 A2	1,479	1,464	(15)	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
GSR 2003-10 2A1	6,259	5,956	(303)	Aaa(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
RAST 2003-A15 1A1	4,969	4,612	(357)	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
SASC 2003-31A 3A	5,481	5,023	(458)	A1(Moodys)/AAA(S&P)	A1(Moodys)/AAA(S&P)
WFMBS 2006-8 A13	2,115	1,994	(121)	B2/*-(Moodys)/B(Fitch)**	B3(Moodys)/B(Fitch)
Total	$23,121	$21,559	$(1,562)

The ratings above range from highly speculative, defined as equal to or below “Ca” per Moody’s and “CC” per Fitch and S&P, to the highest credit quality defined as “Aaa” or “AAA” per the aforementioned rating agencies, respectively.  Changes to the ratings that occurred during the quarter are denoted with an * and subsequent changes are denoted with a **.

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

We also utilize a third party cash flow analysis that compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  This analysis considers the structure and term of the CDO and the financial condition of the underlying issuers.  The review details the interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including subsequent announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the review include expected future default rates and prepayments.

We recognized impairment charges during the first quarter of 2009 on two of our six pooled CDOs totaling $1,170.  Throughout 2009, we noticed substantial deterioration in the underlying credit quality of four of the six pooled issuers as deferrals and defaults increased substantially.  Based on the significant decline in the Alesco, Trap 11, Trap 12 and the US Cap CDOs and given our intention to sell these four securities when it is more economically attractive, we reclassified these securities as of June 30, 2009, and designated them as trading.

During the first quarter 2010 we experienced additional deferrals on both PreTSL VI and on PreTSL XIV.  As part of the other-than-temporary impairment review for PreTSL VI, we considered the cash offer issued by BankAtlantic to purchase their outstanding trust preferred securities at 20% of the par value.  We determined that it was in our best interest to vote in favor of the offer.  Therefore, the cash flow analysis of PreTSL VI assumed a 10% recovery, lagged for two years for all issuers except for Bank Atlantic which incorporates the 20% recovery lagged for two years.  Based on the review of the first quarter 2010 cash flows, PreTSL VI has incurred a small amount of additional impairment.  The impairment amount includes $9 that is attributed to credit while the remaining $35 is related to the non credit component.  The other-than-temporary impairment cash flow analysis for PreTSL XIV assumed a 10% recovery, lagged for two years on defaults and treats all interest payment deferrals as defaults.  Based on the review of the first quarter cash flows for PreTSL XIV we concluded that for the first time other-than-temporary impairment has occurred.  The impairment amount includes $201 that is attributed to credit while the remaining $1,385 is attributed to other factors and is considered the non credit component.

Single Issue Trust Preferred

With respect to our single issuer trust preferred securities, we look at rating agency actions, payment history, the capital levels of the banks, and the financial performance as filed in regulatory reports.  Based on our first quarter 2010 review, we determined that all four securities were still performing, and as such, the $5,261 unrealized loss is temporary.

Private Label CMOs

Factors utilized in the analysis of the private label CMOs in our portfolio included a review of underlying collateral performance, the length of time and extent that fair value has been less than cost, changes in market valuation and rating changes to determine if other-than-temporary impairment has occurred.  As of March 31, 2010, all six private label CMOs in our portfolio had unrealized losses for 12 consecutive months.

The issuers within the portfolio continue to perform according to their contractual terms.  The underlying collateral performance for each of the private label CMOs has been reviewed.  The collateral has seen delinquencies over 90 days continue to move higher in the first quarter of 2010 with the exception of two securities (CWHL 2003-58 and SASC 2003-31A), where the delinquencies over 90 days moved slightly lower than their December 2009 levels. The reported cumulative loss for all six securities remained low with 0.813% being the highest. The exposure to the high risk geographies (CA, AZ, NV, and FL) has experienced little change since our last review.  The credit support for five of the private label CMOs increased during the first quarter of 2010, while the credit support on all six issues remains higher than the original credit support percentages.

We also received a third party review of our private label CMOs.  This review contains a stress test for each security, including home price appreciation scenarios that project extreme collateral defaults and losses ranging up to three times higher than would normally be projected.  The purpose of the stress test is to account for more severe scenarios and the possible underestimation of the collateral losses for any particular modeled scenario.  Only one of the securities, WFMBS 2006-8 A13, projected a minimal loss in the extreme scenarios.  The findings in this report continue to support our analysis that there is adequate structural support even under stressed scenarios.  The overall review of the underlying mortgage collateral for the tranches we own demonstrates that it is unlikely that the contractual cash flows will be disrupted.  Therefore, given the performance of these securities at March 31, 2010, and that it is not our intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we concluded that there is no other-than-temporary impairment.  The $1,562 in unrealized loss was temporary.

As noted in the above discussion related to CDOs, including both pooled and single issue CDOs and the private label CMOs, we determined that the only other-than-temporary impairment charge for the first quarter of 2010 was $210 related to PreTSL VI and PreTSL XIV.  The remainder of the securities portfolio continues to perform as expected.

The table below presents a roll forward of the credit losses recognized in earnings for the period ended March 31, 2010:

Ending balance December 31, 2009	$315
Additions for amounts related to credit loss for which an other- than-temporary impairment was not previously recognized	210
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-

Ending balance, March 31, 2010	$525

NOTE 4. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2010 and 2009:

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31,
	2010	2009
Beginning Balance	$88,670	$64,437
Loans charged off	(40,113)	(17,636)
Recoveries	724	330
Provision for loan losses	52,700	31,394
Ending Balance	$101,981	$78,525

Percent of total loans	5.07%	3.24%

Annualized % of average loans:
Net charge-offs	7.67%	2.86%
Provision for loan losses	10.27%	5.18%

The allowance for loan losses was $101,981 at March 31, 2010, representing 5.07% of total loans, compared with $88,670 at December 31, 2009, or 4.20% of total loans and $78,525 at March 31, 2009, or 3.24% of total loans.  The allowance for loan losses to non-performing loans ratio was 45.9%, compared to 41.3% at December 31, 2009 and 41.5% at March 31, 2009.  At March 31, 2010, we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Total non-performing loans at March 31, 2010, consisting of nonaccrual loans and loans 90 days or more past due, were $222,105, an increase of $7,225 from December 31, 2009.  Non-performing loans were 11.04% of total loans, compared to 10.18% at December 31, 2009, and 7.80% at March 31, 2009.  Non-performing assets were 12.62% of total loans and other real estate owned at March 31, 2010, compared to 11.52% at December 31, 2009 and 8.55% at March 31, 2009.

We modified our problem asset disposition strategy in the quarter and are now also focused on a more rapid disposition of our non-performing assets as opportunities arise.  We will take advantage of opportunities to sell, exchange for other assets or accept discounted payoffs where appropriate, particularly in situations in which we expect it would take several quarters for values to recover.  We believe this more rapid disposition policy for troubled assets will accelerate our return to profitability and credit quality norms by providing increased liquidity for redeployment, reduce real estate taxes, legal fees, and other asset carrying costs, allow for more effective utilization of our workout team, and reduce our overall staffing costs.

Listed below is a comparison of non-performing assets.

	March 31,	December 31,
	2010	2009
Nonaccrual loans	$220,744	$210,753
90 days or more past due loans	1,361	4,127
Total non-performing loans (1)	222,105	214,880
Trust preferred held for trading	215	36
Other real estate owned	36,173	31,982
Total non-performing assets	$258,493	$246,898

Ratios:
Non-performing Loans to Loans	11.04%	10.18%
Non-performing Assets to Loans and Other Real Estate Owned	12.62%	11.52%
Allowance for Loan Losses to Non-performing Loans	45.92%	41.26%

(1)  Includes non-performing loans classified as loans held for sale

Changes in other real estate owned were as follows for the three months ended March 31, 2010:

SUMMARY OF OTHER REAL ESTATE OWNED

Three Months Ended
March 31, 2010
Beginning Balance, December 31, 2009	$31,982
Additions	6,012
Charge-offs	(410)
Sales	(1,002)
Write-downs	(396)
Other changes	(13)
Ending Balance, March 31, 2010	$36,173

NOTE 5. FUTURE PLANS AND BRANCH DIVESTITURES

Due to the factors described in our annual report on Form 10-K, and considering the ongoing credit losses, our Board of Directors and new management team have initiated specific plans to reduce credit risk and improve our capital ratios.  The key components of those plans are as follows:

•
First, we are continuing our exit from the commercial real estate lending line of business.  We are managing our current commercial real estate exposure downward through the sale of performing and nonperforming loans, discontinuing the generation of any new commitments, and providing incentives to our customers and relationship managers to prepay their outstanding loans as pricing opportunities arise.  Our remaining CRE relationship managers have been reassigned to our loan workout group to emphasize our strategy and desired outcome.

•
Second, we are narrowing our geographic operating footprint through the sale of multiple branch clusters.  The sale completed in December 2009 was the first transaction executed under this strategy and the definitive agreements for the sale of an additional 20 branches have already been announced during 2010.  These divestitures have nearly achieved our objective, although we continue to work with multiple interested buyers for our four branches in the Chicago market.  Excluding that market and after completing the announced divestitures, our pro-forma operating footprint will include approximately forty-five branches within a hundred mile radius of Evansville with a focus on community banking.

•
Third, we are evaluating multiple alternatives to sell or exchange our performing and nonperforming commercial real estate loans for cash or other types of assets, sell participation interests in loans back to the lead bank of those transactions, and pursue payoffs.

•
Fourth, as we execute branch and asset divestitures, we will aggressively reduce our cost structure to match our core earning capacity, aggressively market our services to community relationship customers, and return to profitability.

•
Finally, we recognize that raising new capital would help us restore our capital position back to the levels we previously enjoyed.  We are continuing to evaluate alternatives as to when and how to raise that capital.

The following paragraphs outline the branch divestitures and the loan sales for which a definitive agreement has been signed.

On February 1, 2010, we announced signing a definitive agreement with United Community Bank (United) to sell three branches located in Osgood, Versailles, and Milan, Indiana, as well as a pool of commercial and residential mortgage loans.  United will assume approximately $54,400 of deposit liabilities related to the three branches, as well as $38,600 of branch loans and $12,300 of additional commercial and residential mortgage loans.  United will pay a 4.50% deposit premium for the deposit liabilities it assumes, with the exception of municipal deposits that are issued after the date of the agreement which will be acquired at par, while the loans will be acquired at their outstanding principal balance.  The three banking office premises will be sold at their fair market value and all other fixed assets will be sold at their book values.  We expect that the transaction will have a minimal impact on our liquidity position.  The transaction is subject to customary conditions, including regulatory approval, and is expected to close in the second quarter of 2010.

On February 17, 2010, we announced a definitive agreement with The Cecilian Bank (Cecilian) to sell branches in Leitchfield and Hardinsburg, Kentucky, along with a group of commercial real estate loans.  Cecilian will assume approximately $45,000 of deposit liabilities related to the two branches, as well as $15,000 of branch loans and $27,000 of additional commercial real estate loans selected by Cecilian that were originated in other Integra offices.  Cecilian will pay a deposit premium for the deposit liabilities it assumes that is estimated to approximate 4.60%, depending on the mix of retail and public deposits assumed, while the commercial real estate balancing loans will be acquired at a discount of approximately 0.86% from their outstanding principal balance.  The two banking office premises will be sold at their book values plus the cost of in-process improvements being made to the Leitchfield facility, capped at $220.  All other fixed assets will be sold at their book values.  This transaction is also expected to be liquidity neutral and to close in the second quarter of 2010.  It is also subject to customary conditions, including regulatory approval.

On March 3, 2010, we announced a definitive agreement with First Security Bank of Owensboro, Inc. (First Security) to sell five branches located in Bowling Green and Franklin, Kentucky and single offices located in Paoli, Mitchell and Bedford, Indiana.  In addition, First Security has agreed to acquire a pool of indirect consumer, commercial and commercial real estate loans.  First Security will assume approximately $188,200 of deposit liabilities related to the eight branches and acquire $74,800 of branch related loans, as well as $38,400 of additional commercial real estate, $2,000 of other commercial and $56,900 of indirect consumer loans  originated in other offices.  The Kentucky branches include approximately $122,400 of deposits, while the Indiana branches include approximately $65,800 of deposits.  First Security will pay a deposit premium for the deposit liabilities it assumes and will also acquire the indirect consumer and commercial real estate loans at a discount from their outstanding principal balances.  The final deposit premiums and loan discounts will be determined at the closing date and are dependent upon the loan and deposit mix and balances.  After allocation of the loans originated from other offices to the purchased branches, the net premiums are estimated to approximate 5.00% for the Kentucky branches and 3.50% for the Indiana branches.  The eight banking offices will be sold at their book values, as will the fixed assets.  Both parties expect that the transaction will have minimal impact on the liquidity of either company.  The transaction is subject to First Security raising additional capital necessary to support the transaction and customary closing conditions, including regulatory approval.  This transaction is expected to close early in the third quarter of 2010.

The proposed transactions with First Security represent a material acquisition for them, in terms of the amounts of loans and deposits being acquired.  The ability of First Security to execute these transactions is dependent on their ability to raise sufficient capital necessary to obtain approval by their primary regulators.  While First Security expects to be able to raise the additional capital, we did not include the loans, property and equipment and deposits as being held for sale because of those contingencies.

On April 28, 2010, we announced a definitive agreement with FNB Bank, Inc. (FNB) to sell three branches located in Cadiz and Mayfield, Kentucky, along with a pool of commercial, agricultural, consumer and commercial real estate loans.  FNB will assume approximately $125,000 of deposit liabilities  related to the three branches and acquire $30,100 of branch related loans, as well as $61,200 of additional commercial, agricultural, consumer and commercial real estate loans selected by FNB originated from other Integra offices.  FNB will pay a 5.30% deposit premium for the deposit liabilities it assumes and will acquire the loans included in the transaction at par value.  The deposit premium will be paid on total deposits up to a maximum of $125,000 as of the closing date.  The three banking offices will be sold at book value, as will the fixed assets.  This transaction is expected to close in the third quarter of 2010.

On April 29, 2010, we announced a definitive agreement with Citizens Deposit Bank and Trust (Citizens) to sell branches located in Maysville and Mt. Olivet, Kentucky and Ripley and Aberdeen, Ohio.  In addition, Citizens has agreed to acquire a pool of commercial and commercial real estate loans.  Citizens will assume $73,400 of deposit liabilities related to the four branches and acquire $18,300 of branch related loans, as well as $38,100 of additional commercial real estate and $10,600 of other commercial loans selected by Citizens.  Both parties expect that the transaction will have minimal impact on the liquidity of either company.  In a separate loan purchase agreement, Citizens has also agreed to purchase $15,000 of additional commercial loans at 98% of their outstanding principal balance.  Citizens will pay a deposit premium for the deposit liabilities it assumes and will also acquire the commercial and commercial real estate loans included in the branch sale transaction at par value.  The final deposit premium will be determined at the closing date and is dependent upon the deposit mix and balances at each of the branches but is estimated to approximate 3.38%.  The four branches will be sold at their book values, as will the fixed assets.  This transaction is expected to close in the third quarter of 2010.

The proposed transactions with FNB and Citizens have conditions, including regulatory approval and to some extent, the purchaser raising additional capital, that must be satisfied before closing the transactions. Due to these contingencies, we did not include the loans, property and equipment and deposits of these transactions as being held for sale, except for the separate loan purchase agreement for $15,000 with Citizens.

The pending branch divestitures are summarized in the table below.  The amounts shown for deposits, loans and deposit premium represent our best estimates of such items.  The actual amounts will be determined at closing of the transactions.

Branch Divestitures
(Data as of Announcement Date)

	Announcement
Buyer	Date	Deposits	Loans	Premium
United Community Bank	February 1, 2010	$54,400	$50,900	$2,345
The Cecilian Bank	February 17, 2010	45,000	42,000	1,745
First Security Bank	March 3, 2010	188,200	172,100	8,344
FNB Bank	April 28, 2010	125,000	91,300	6,627
Citizens Deposit Bank and Trust	April 29, 2010	73,400	82,000	2,481

NOTE 6. DEPOSITS

The following table shows deposits, including those held for probable branch sales, by category.

	March 31, 2010	December 31, 2009
Deposits:
Non-interest-bearing	$260,415	$270,849
Interest checking	409,982	416,635
Money market accounts	263,308	249,490
Savings	353,413	342,453
Time deposits of $100 or more	665,641	623,670
Other interest-bearing	464,814	462,009
	$2,417,573	$2,365,106

As of March 31, 2010, the scheduled maturities of time deposits are as follows:

Time Deposit Maturities

2010	$593,204
2011	331,983
2012	111,275
2013	38,107
2014 and thereafter	55,886

Total	$1,130,455

We had $359,593 in brokered deposits at March 31, 2010, and $353,050 at December 31, 2009.

NOTE 7. INCOME TAXES

The income tax expense for the first quarter of 2010 was $8, which equates to an effective tax rate of 0%.  The zero effective tax rate is a result of the increase in our income tax valuation allowance on our net deferred tax asset of $18,979, which brings our total valuation allowance at March 31, 2010 to $121,634 and represents a continuation of the full valuation allowance established at December 31, 2009.

NOTE 8. SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and totaled $62,134 at March 31, 2010 and $62,114 at December 31, 2010.

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (FHLB) advances.  At March 31, 2010, we had sufficient collateral pledged to satisfy the collateral requirements.

NOTE 9. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:
	March 31,	December 31,
	2010	2009
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 2.77% and 2.53%	$114,003	$126,004
as of March 31, 2010 and December 31, 2009, respectively)

Securities sold under repurchase agreements with maturities	80,000	80,000
at various dates through 2013 (weighted average rate of 3.28%
and 3.29% as of March 31, 2010 and December 31, 2009, respectively)

Note payable, secured by equipment, with a fixed interest rate of 7.26%,	2,349	2,645
due at various dates through 2012

Subordinated debt, unsecured, with a floating interest rate equal to three-	10,000	10,000
month LIBOR plus 3.20%, with a maturity date of April 24, 2013

Subordinated debt, unsecured, with a floating interest rate equal to three-	4,000	4,000
month LIBOR plus 2.85%, with a maturity date of April 7, 2014

Floating Rate Capital Securities, with an interest rate equal to six-month	18,557	18,557
LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	35,568	35,568
LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	20,619	20,619
LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	10,310	10,310
LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par *

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed	50,000	50,000
rate of 2.625%, with a maturity date of March 30, 2012

Other	3,368	3,368
Total long-term borrowings	$348,774	$361,071

* Payment of interest has been deferred since September 2009.

Securities sold under agreements to repurchase include $55,000 in fixed rate and $25,000 in variable rate national market repurchase agreements.  The $25,000 in variable rate agreements converted to a 4.565% fixed rate instrument on April 30, 2010. These repurchase agreements have an average rate of 3.28%, with $30,000 maturing in 2012, and $50,000 maturing in 2013.  We borrowed these funds under a master repurchase agreement. The counterparty to our repurchase agreements is exposed to credit risk.  We are required to pledge collateral for the repurchase agreement and to cover the replacement value of the deal.  The amount of collateral pledged March 31, 2010, included $48,011 in cash and $42,001 in securities.  As originally issued, our repurchase agreement counterparty had an option to put the collateral back to us at the repurchase price on a specified date.

Also included in long-term borrowings are $114,003 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs.  Included in the long-term FHLB borrowings are $40,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  Total FHLB advances were collateralized by $257,744 of mortgage loans and securities under collateral agreements at March 31, 2010.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow additional amounts of $154,744 at March 31, 2010.

The floating rate capital securities callable at par on July 25, 2011, are also callable at earlier dates, but only upon payment of a premium based on a percentage of the outstanding principal balance.  The call is effective at a premium of 1.5375% at July 25, 2010. Unamortized organizational costs for these securities were $411 at March 31, 2010.

The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly.  Unamortized organizational costs for these securities were $810 at March 31, 2010.

The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date but only upon payment of a premium based on a percentage of the outstanding principal balance.  The call is effective at a premium of 0.785% at December 15, 2010.

The floating rate capital securities callable at par on June 30, 2012, and quarterly thereafter may be called prior to that date with a payment of a premium, which is based on a percentage of the outstanding principal balance.  The calls are effective annually at premiums of 1.40% at June 30, 2010, and 0.70% at June 30, 2011.

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

Subject to certain exceptions and limitations, we may from time to time defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent us from declaring or paying cash distributions on our common stock or debt securities that rank junior to the subordinated debenture.  In September 2009, we began deferring interest payments on all of our trust preferred debt.

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

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	March 31,	December 31,
	2010	2009
Commitments to extend credit	$402,684	$421,908

Standby letters of credit	17,013	18,419

Non-reimbursable standby letters of credit and commitments	2,034	2,014

NOTE 11. INTEREST RATE CONTRACTS

We are exposed to interest rate risk relating to our ongoing business operations and utilize derivatives, such as interest rate swaps and floors to help manage that risk.

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate.  This rate swap is designated as a fair value hedge.  The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR.  The variable rate received was 0.95563% at March 31, 2010. The swap expires on or prior to January 5, 2016, and had a notional amount of $4,555 at March 31, 2010.

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

	March 31, 2010			December 31, 2009
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value

Derivatives designated as
hedging instruments:
Interest rate contracts	$6,544	$(6,854)	$(310)	$5,963	$(6,307)	$(344)

Derivatives not designated
as hedging instruments:
Mortgage banking derivatives	119	(38)	81	91	(109)	(18)

We recognized an after tax loss of $175 related to our interest rate contracts in other comprehensive income during the first quarter of 2009, compared to none during the first quarter of 2010.

The amount of gains and losses recognized in income and expense on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, was $69 for the first quarter of 2010.  During the first quarter of 2009, we recognized a gain of $208 from the change in value of our mortgage loan commitments.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status.  Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties.  We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.

The counterparties to our derivatives are exposed to credit risk whenever the derivatives discussed above are in a liability position.  As a result, we have collateralized the liabilities with securities and cash.  We are required to post collateral to cover the market value of the various swaps.  The amount of collateral pledged to cover the market position at March 31, 2010 was $11,800.

NOTE 12. SEGMENT INFORMATION

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

For three months ended March 31, 2010	Banking	Other	Total
Interest income	$25,605	$23	$25,628
Interest expense	9,984	784	10,768
Net interest income	15,621	(761)	14,860
Provision for loan losses	52,700	-	52,700
Other income	7,501	89	7,590
Other expense	22,295	198	22,493
Earnings (Loss) before income taxes	(51,873)	(870)	(52,743)
Income taxes (benefit)	-	8	8
Net income (loss)	(51,873)	(878)	(52,751)
Preferred stock dividends and discount accretion	-	1,128	1,128
Net income (loss) available to common shareholders	$(51,873)	$(2,006)	$(53,879)

Segment assets	$2,909,638	$2,892	$2,912,530

For three months ended March 31, 2009	Banking	Other	Total
Interest income	$33,109	$34	$33,143
Interest expense	14,595	1,065	15,660
Net interest income	18,514	(1,031)	17,483
Provision for loan losses	31,394	-	31,394
Other income	10,141	(4,649)	5,492
Other expense	29,199	274	29,473
Earnings (Loss) before income taxes	(31,938)	(5,954)	(37,892)
Income taxes (benefit)	(9,380)	(451)	(9,831)
Net income (loss)	(22,558)	(5,503)	(28,061)
Preferred stock dividends and discount accretion	-	413	413
Net income (loss) available to common shareholders	$(22,558)	$(5,916)	$(28,474)

Segment assets	$3,546,768	$8,765	$3,555,533

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

As of March 31, 2010, the Bank’s regulatory capital ratios met the capital adequacy requirements to which we were subject; however, we fell below the minimum ratio to be considered “well-capitalized”.

The classification of "adequately capitalized" affects us in two ways in the area of liquidity.  Banks that are adequately capitalized may not use brokered funds as a funding source and are subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates we can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points.  We have compared the rates we are currently paying with the national rate caps and are reducing any rates over the rate cap to fall within those caps.  We have made changes in product design and established a new source for retail certificates of deposit that we believe will significantly mitigate the risk associated with deposits we might lose due to the rate restriction requirement.

In August 2009, the Bank agreed with the OCC to develop a plan to increase the Bank’s Tier 1 Capital Ratio to at least 8%, and its Risk-Based Capital Ratio to at least 11.5%.  At March 31, 2010, these capital ratios were not met.  We continue to execute our plan which includes, exiting the commercial real estate lending business, and narrowing our geographic footprint through the sale of multiple branch clusters and performing and nonperforming assets, that will help us meet these levels.  The OCC continues to reevaluate our progress towards the higher capital ratios.

The Corporation's Tier 1 Leverage Ratio declined from 4.43% at December 31, 2009 to 2.26% at March 31, 2010, which is lower than the 4.00% minimum to be considered adequately capitalized.  The plan we are executing to improve the Bank's capital ratios is expected to also increase the Corporation's regulatory capital ratios.  The impact of falling below the adequately capitalized level at the Corporation level does not impact us in the area of liquidity or result in any additional restrictions or limitations beyond what already exist.

The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	March 31,	December 31,
	Requirements	Capitalized	2010	2009

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	7.80%	9.94%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	3.10%	6.17%
Tier 1 Capital (to Average Assets)	4.00%	N/A	2.26%	4.43%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	8.00%	10.05%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	6.71%	8.76%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	4.91%	6.30%

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

Loans, premises and deposits held for potential branch sales are shown separately in the presentation of the consolidated balance sheet only.  The items that are held for potential branch sales include the loans, premises and deposits related to the announced sales to United Community Bank, The Cecilian Bank, and the separate loan sale to Citizens Deposit Bank and Trust.  On the transactions with First Security Bank of Owensboro, Inc., FNB Bank, and Citizens Deposit Bank and Trust, there are conditions, including regulatory approval and in some cases, the purchaser raising additional capital, that must be satisfied before closing the transactions.  Due to these contingencies, the totals related to the last three transactions have not been included in the held for potential branch sales totals.

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

OVERVIEW

The unfavorable economic conditions that have persisted since 2007 continued to significantly impact the banking industry and our performance during the first quarter of 2010.  In addition, the execution of our loan disposition strategy we developed and began implementing during the first quarter, a comprehensive review of our Covington commercial real estate loan portfolio by our independent loan review staff, and an assessment that weak economic conditions will likely be more prolonged in the current cycle contributed to the significant increase in our charge-offs and loan loss provision for the first quarter.

During the first quarter of 2010, non-performing assets were $258,493, an increase of $11,595 from the fourth quarter of 2009.  Our provision for loan losses increased from $30,525 for the fourth quarter of 2009 to $52,700, while our net charge-offs increased $18,170 or 85.6%.  Our allowance for loan losses to total loans increased 87 basis points to 5.07%, while our allowance, as a percentage of non-performing loans increased from 41.3% to 45.9%.

During the first quarter, we modified our problem asset disposition strategy and are now focused on a more rapid disposition of our non-performing assets as opportunities arise.  We will take advantage of opportunities to sell, exchange for other assets or accept discounted payoffs where appropriate, particularly in situations in which we expect it would take several quarters for values to recover.  We believe this more rapid disposition policy for troubled assets will accelerate our return to profitability and credit quality norms by providing increased liquidity for redeployment, reduce real estate taxes, legal fees, and other asset carrying costs, allow for more effective utilization of our workout team, and reduce our overall staffing costs.

On May 20, 2009, the Bank entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank agreed to undertake certain actions within designated timeframes and operate in compliance with the agreement’s provisions during its term. In September 2009, we entered into a memorandum of understanding with the Federal Reserve Bank of St. Louis.  Pursuant to the memorandum, we made informal commitments to, among other requirements, use our financial and management resources to assist the Bank in addressing weaknesses identified by the OCC, not pay dividends on outstanding shares or interest or other sums on outstanding trust preferred securities and not incur any additional debt.  In August 2009, the Bank agreed with the OCC to develop a plan to increase the Bank’s Tier 1 Capital Ratio to at least 8%, and its Risk-Based Capital Ratio to at least 11.5%.  We continue to work closely with both the OCC and Federal Reserve as we execute the strategies outlined below.

Our new management team and the board of directors initiated specific plans to reduce credit risk and improve our capital ratios.  The key components of those plans are as follows:

•
We are exiting the commercial real estate lending line of business.  We continue to manage our current commercial real estate exposure downward through the sale of performing and nonperforming loans, discontinue the generation of new, material commitments, and provide incentives for customers and relationship managers to prepay their outstanding loans and increase our yields as pricing opportunities arise.  During the first quarter of 2010, we announced three branch sales that include some of our commercial real estate loans.  We also received several paydowns and payoffs and initiated specific actions to receive additional paydowns and payoffs.

•
We are narrowing our geographic operating footprint through the sale of multiple branch clusters.  During the last half of 2009, we sold the loans and deposits from five branches, along with other groups of commercial and commercial real estate loans.  Thus far in 2010, we have announced definitive agreements in which we will sell another twenty banking centers, along with groups of commercial loans.  These divestitures have nearly achieved our objective of narrowing our geographic operating footprint although we continue to work with multiple interested buyers for our four branches in the Chicago market.  Excluding that market and after completing the announced divestitures, our pro-forma operating footprint will include approximately forty-five branches within a hundred mile radius of Evansville with a focus on community banking. These sales are expected to improve our capital ratios and capital base, both at the Bank and parent company levels.

•
We are evaluating multiple alternatives to sell or exchange our performing and nonperforming commercial real estate loans for cash or other types of assets, sell participation interests in loans back to the lead bank of those transactions, and pursue payoffs.

•
We are reducing our cost structure as we execute branch and asset divestitures to match our core earning capacity, and are aggressively marketing our services to community relationship customers in order to return to profitability.  We expect to execute significant reductions to our cost structure during the second and third quarters of 2010, with additional reductions to follow as additional branch sales are completed.

•
We recognize that raising new capital would help us restore our capital position back to the levels we previously enjoyed.  We have and will continue to evaluate alternatives as to when and how to raise that capital.

The net loss available for common shareholders for the first quarter of 2010 was $53,879, or $2.61 per share, compared to $96,052, or $4.64 per share, for the fourth quarter of 2009. The provision for loan losses was $52,700, while net-charge-offs totaled $39,389, or 7.67% of total loans on an annualized basis.

The net loss for the first quarter of 2010 and fourth quarter of 2009 includes $1,128 and $1,129, respectively, of dividends on the preferred shares sold to the Treasury Department in February 2009 under the CPP and discount accretion on the Treasury Warrant. The net loss for the fourth quarter of 2009 included an increase in the tax valuation allowance of $75,608, a $5,260 deposit premium and a $1,548 write-down of two building facilities that were retained in a branch sale.

The allowance to total loans increased 87 basis points during the first quarter of 2010 to 5.07% at March 31, 2010, while the allowance to non-performing loans increased from 41.3% to 45.9%.  Non-performing loans increased to $222,105, or 11.0% of total loans, compared to $214,880, or 10.2% at December 31, 2009.  Other real estate owned increased $4,191 during the quarter, bringing total non-performing assets to $258,493 at March 31, 2010, an increase of $11,595 or 4.7% from December 31, 2009.

Net interest income was $14,860 for the first quarter of 2010, compared to $15,729 for the fourth quarter of 2009.  The net interest margin was 2.40% for the first quarter of 2010 and the fourth quarter of 2009.  Liability costs declined 6 basis points during the quarter, while earning asset yields declined 1 basis point.  The decline in net interest income was largely driven by a decline in average earning assets of $118,777.

Non-interest income was $7,590 for the first quarter of 2010, compared to $13,833 for the fourth quarter of 2009.  The first quarter of 2010 includes an other-than-temporary impairment charge on securities of $210 and trading income of $179.  The fourth quarter of 2009 included a deposit premium of $5,260.  Deposit service charges decreased $1,111 during the first quarter of 2010 from the fourth quarter of 2009, and debit card interchange income declined $53.  These decreases were in part due to the December 2009 sale of five of our Kentucky branches.

Non-interest expense was $22,493 for the first quarter of 2010, compared to $23,158 for the fourth quarter of 2009.  The fourth quarter of 2009 included a $1,548 write-down of two buildings that were retained in a branch sale, which was offset by lower salaries and employee benefits during the quarter, due to a reversal of post retirement insurance for the sale or surrender of most of our bank-owned life insurance policies and a forfeiture rate adjustment on our stock-based compensation that reduced expense.  Loan and other real estate owned expense increased from $1,122 for the fourth quarter of 2009 to $1,597 for the first quarter of 2010.

Income tax expense for the fourth quarter of 2009 included an increase in the income tax valuation allowance of $75,608. During the first quarter of 2010, we recorded a valuation allowance equal to the tax benefit created from our first quarter loss.

Total assets decreased $9,411 during the first quarter of 2010.  Due to the continued uncertainty in the financial markets, we continue to maintain a higher level of liquidity.  Cash and due from banks totaled $409,335 at March 31, 2010 compared to $304,921 at December 31, 2009.  Loans decreased $114,230 during the first quarter of 2010, mainly in commercial real estate and construction and land development.

Commercial loan average balances decreased $66,693 in the first quarter of 2010, or 16.6% on an annualized basis.  This included declines in commercial and industrial loans of $19,486, and construction and land development loans of $48,122, partially offset by an increase in commercial real estate loans of $915.  Low cost deposit average balances decreased $44,067 during the first quarter of 2010 to $1,032,023.  These decreases are partially a result of the loan and branch sales that occurred late in the fourth quarter of 2009. Low cost deposits were $1,023,810 at March 31, 2010, compared to $1,029,937 at December 31, 2009.

As of March 31, 2010, the Bank’s regulatory capital ratios exceeded the minimum capital adequacy requirements to which it is subject. In August 2009, the Bank agreed with the OCC to develop a plan to increase the Bank’s Tier 1 Capital Ratio to at least 8%, and its Risk-Based Capital Ratio to at least 11.5%.  At March 31, 2010, these capital ratios were not met.  We continue to execute our plan that will help us meet these levels.  The OCC continues to reevaluate our progress toward the higher capital ratios.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

NET INTEREST INCOME

Net interest income decreased $2,623, or 15.0%, to $14,860 for the three months ended March 31, 2010, from $17,483 for the three months ended March 31, 2009. The net interest margin for the three months ended March 31, 2010, was 2.40% compared to 2.39% for the same three months of 2009.  The yield on earning assets decreased 34 basis points to 4.13%, while the cost of interest-bearing liabilities decreased 44 basis points to 1.72%.

The primary components of the changes in margin and net interest income to the first quarter of 2010 from the first quarter of 2009 were as follows:

•
Average loan yields decreased 8 basis points to 4.18% for the quarter ended March 31, 2010, from 4.26% in the quarter ended March 31, 2009, led by a decrease in mortgage loan yields, including loan fees, of 82 basis points to 5.30% and a decrease in consumer loans yields of 39 basis points to 5.90%.  The yield on commercial loans increased by 6 basis points.  The increases in yields for commercial loans primarily resulted from an initiative to increase the minimum rate charges on new and renewing variable rate loans.  At March 31, 2010, $255,356 of our variable rate commercial loans had interest rate floors of at least 4.00%, compared to $235,719 at December 31, 2009.  The addition of rate floors helped offset decreases in one and three month LIBOR throughout 2009.  At March 31, 2010, approximately 35% of our variable rate loans are tied to prime, 55% to LIBOR and 10% to other floating rate indices.  Approximately 55% of our loans were variable rate at March 31, 2010.  The impact of total non-accrual loans on the net interest margin has increased since early 2008, and was 51 basis points for the first quarter of 2010, up from 46 basis points during the first quarter of 2009.  We are asset sensitive, meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities.  If rates were to rise, our asset yields should increase faster and more than the cost of the liabilities funding those assets, causing our net interest margin to increase.

•
Average securities yields decreased 99 basis points to 4.03% due partially to the shift in securities to lower yielding GNMA securities and U.S. Treasuries which carry a zero percent risk weight, therefore reducing the amount of our risk-weighted assets and improving our risk-based capital ratios.

•
The decline in interest rates since 2008 resulted in lower liabilities costs.  The average rate paid on interest bearing liabilities was 1.55% for the first quarter of 2010, a 68 basis point decline from the first quarter of 2009.  Time deposit rates declined 80 basis points and money market rates declined 41 basis points.  The average rate paid on sources of funds other than time and transaction deposits, which include repurchase agreements, FHLB advances and other sources, increased from 1.94% to 2.54% during the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009.  The increase in the rate is largely attributed to a change in the mix of debt as lower cost short-term borrowings decreased $301,982, or 83%.  The average rate paid on long-term borrowings decreased 0.15%   Changes in funding sources included borrowings under the Federal Reserve’s Term Auction Facility (TAF), which averaged $179,521 during the first quarter of 2009 compared to none during the first quarter of 2010 and decreases in time deposits of $176,613 and FHLB advances of $107,862.  These increases were partially offset by an increase in savings average balances of $133,156.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
For Three Months Ended March 31,	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:
Short-term investments	$49,760	$219	1.78%	$496	$93	76.17%
Loans held for sale	2,186	26	4.83%	8,347	103	4.92%
Securities	363,983	3,664	4.03%	559,606	7,017	5.02%
Regulatory Stock	28,716	221	3.08%	29,154	521	7.14%
Loans	2,082,099	21,672	4.18%	2,456,113	26,061	4.26%
Total earning assets	2,526,744	$25,802	4.13%	3,053,716	$33,795	4.47%
Allowance for loan loss	(93,081)			(66,858)
Other non-earning assets	507,144			513,543
TOTAL ASSETS	$2,940,807			$3,500,401

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$760,788	$1,289	0.69%	$618,753	$1,365	0.90%
Money market accounts	259,488	675	1.05%	326,299	1,177	1.46%
Certificates of deposit and other time	1,098,139	6,138	2.27%	1,274,752	9,645	3.07%
Total interest-bearing deposits	2,118,415	8,102	1.55%	2,219,804	12,187	2.23%
Short-term borrowings	60,688	45	0.30%	362,670	763	0.84%
Long-term borrowings	359,740	2,621	2.91%	354,376	2,710	3.06%
Total interest-bearing liabilities	2,538,843	$10,768	1.72%	2,936,850	$15,660	2.16%
Non-interest bearing deposits	271,235			293,573
Other noninterest-bearing liabilities and shareholders' equity	130,729			269,978
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$2,940,807			$3,500,401
Interest income/earning assets		$25,802	4.13%		$33,795	4.47%
Interest expense/earning assets		10,768	1.73%		15,660	2.08%
Net interest income/earning assets		$15,034	2.40%		$18,135	2.39%
Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $120 and $543 for 2010 and 2009, respectively.
Federal tax equivalent adjustments on loans are $54 and $109 for 2010 and 2009, respectively.

NON-INTEREST INCOME

Non-interest income increased $2,098 to $7,590 for the quarter ended March 31, 2010, compared to $5,492 for the first quarter of 2009. Major contributors to the increase in non-interest income from the first quarter of 2009 to the first quarter of 2010 are as follows:

•
The first quarter of 2009 included a $4,738 reduction to non-interest income for a non-tax deductible mark to market adjustment for the Treasury Warrant.  The Treasury Warrant was reflected as a liability because it was not fully exercisable at the time of issuance.  In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of Warrant Shares, at which point we began accounting for the Treasury Warrant as equity, as prescribed by applicable accounting guidance.  The value of the Treasury Warrant increased $1,407 in April 2009 prior to being transferred to equity.  This resulted in $1,407 of expense in the second quarter.

•	The first quarter of 2009 included a $2,549 gain on the sale of five banking centers located in Eastern Kentucky.

•
Other-than-temporary securities impairment during the first quarter of 2010 was $210 compared to $1,170 during the first quarter of 2009.  Additional information on the other-than-temporary impairment charge is provided in Note 3 of the Notes to the unaudited consolidated financial statements included in this report.

•
Bank-owned life insurance declined $672 due to our decision to sell or surrender the majority of our policies in 2009 in order to reduce our risk-weighted assets and improve our regulatory capital ratios.

•	Deposit service charges decreased $428, or 9.7%, to $3,985 due partially from the sale of branches which occurred in the first quarter of 2009.

NON-INTEREST EXPENSE

Non-interest expense decreased $6,980 to $22,493 for the quarter ended March 31, 2010, compared to $29,473 for the first quarter of 2009. Major contributors to the decrease in non-interest expense from the first quarter of 2009 to the first quarter of 2010 are as follows:

•
A decrease in loan and other real estate owned expense of $3,851 consisted of decreases in loan collection costs of $2,986, other real estate owned related costs of $495, and other real estate owned writedowns of $370.  The primary component of the loan collection and real estate owned collection costs are the accrual of real estate taxes for properties we own or for properties securing non-performing loans.

•
Salaries and employee benefits decreased $2,877, or 23.8%, during the first quarter of 2010.  The decrease included a decline in salaries of $1,678 resulting from the sale of five banking centers in the first quarter of 2009, as well as a reduction in workforce as part of our profit improvement program; a decline in insurance benefits of $468 resulting from the smaller workforce; a decline in stock-based compensation expense of $343 resulting from adjustments to our forfeiture rates; and a decline in 401(k) plan expense which reflects the suspension of our matching contribution in an effort to control personnel expense.

•	FDIC insurance premiums increased $1,094 to $2,043, as rates charged by the FDIC increased substantially and also because our one-time credit was fully utilized during the first quarter of 2009.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense for the first quarter of 2010 was $8, compared to a benefit of $9,831 for the same period in 2009.  The effective tax rate for the first quarter of 2010 was 0%, compared to 25.9% for the first quarter 2009.  The decrease in the effective tax rate resulted from the continuation of a full valuation allowance established on deferred tax assets at December 31, 2009.

FINANCIAL POSITION

Total assets at March 31, 2010, were $2,912,530, compared to $2,921,941 at December 31, 2009.

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

The securities portfolio represents our second largest earning asset after commercial loans and serves as a source of liquidity.  Investment securities available for sale were $359,448 at March 31, 2010, compared to $361,719 at December 31, 2009, and are recorded at their fair market values.  The fair value of securities available for sale on March 31, 2010, was $3,732 lower than the amortized cost, as compared to $7,448 lower at December 31, 2009.  Other-than-temporary impairment on securities was $210 during the first quarter of 2010.  Additional information on this charge is provided in Note 3 of the Notes to the unaudited consolidated financial statements in this report.

Trading securities at March 31, 2010, consist of four pooled trust preferred securities valued at $215.  During the first quarter of 2010, we recorded net trading gains of $179.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet.  This includes both Federal Reserve and FHLB stock.  From time-to-time, we purchase  or sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. The balance of regulatory stock was $26,299 at March 31, 2010, compared to $29,124 at December 31, 2009.

LOANS HELD FOR SALE

Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.  Loans held for probable branch sales are included in this total on the Consolidated Balance Sheet.

LOANS

Loans, including those held for sale in announced branch divestitures, at March 31, 2010, totaled $2,012,206 compared to $2,110,348 at year-end 2009, reflecting a decrease of $98,142, or 4.7%.  The decrease was driven primarily by decreases in commercial real estate and construction and development loans of $44,669, commercial, industrial and agricultural loans of $36,836, residential mortgage loans of $6,951, consumer loans of $5,487, and home equity lines of credit, or HELOC loans, of $2,296.  The decreases in average loan balances discussed below are due partially to the loan and branch sale transactions which occurred late in the fourth quarter of 2009.

Residential mortgage loan average balances declined $9,023, or 22.6% on an annualized basis during the first quarter of 2010.  We expect the balance of residential mortgage loans will continue to decline, because we sell the majority of new originations to a private label provider on a servicing released basis.  We evaluate our counterparty risk with this provider on a quarterly basis by evaluating their financial results and the potential impact to our relationship with them of any declines in financial performance.  If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk.  We have never had a strategy of originating sub prime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.   The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio.  Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.

HELOC loan average balances decreased $7,843, or 18.5% annualized from the fourth quarter 2009.  HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence.  Approximately $9,000 of HELOC loans were included in the December 2009 branch sale to The Bank of Kentucky.

The average balance of indirect consumer loans declined $3,158, or 20.1% annualized during the first quarter of 2010, as expected, since we exited this line of business in December 2006.  These loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets.  Indirect loans at March 31, 2010, were $58,574 compared to $62,062 at December 31, 2009.  The average balance of direct consumer loans decreased $10,459, or 27.9% annualized during the first quarter of 2010.

Commercial loan average balances for the first quarter of 2010 decreased $66,693, or 16.6% annualized from the fourth quarter of 2009.  The decrease in average commercial loans during the first quarter of 2010 included decreases in commercial real estate, including commercial construction and land development loans of $47,207 or 15.9% annualized.  Commercial and industrial loan average balances decreased $19,486 or 18.6% annualized.

Our non-owner occupied commercial real estate, or CRE portfolio, is managed by three areas, with $658,651 managed by our commercial real estate team headquartered in Greater Cincinnati, Ohio, our CRE line of business, $187,103 managed by our Chicago region and the remainder managed in our other markets.  Our largest property-type concentration is in retail projects at $252,539, or 27.2%, of the total CRE portfolio, which includes direct loans and participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers such as Walgreens, Sherwin Williams and Advance Auto and for regional shopping centers with national and regional tenants.  Our second largest concentration is multifamily at $169,819, or 18.3%, of the total CRE portfolio.  Our third largest concentration is for land acquisition and development at $125,693, or 13.5%, of the total, which represents both commercial development and residential development.  Finally, our fourth largest concentration at $107,017, or 11.5%, is to the single-family residential and construction category, 63.3% of which is in the Chicago area.  No other category exceeds 9% of the CRE portfolio.  Of the total non-owner occupied CRE portfolio, 37.8%, or $350,774 is classified as construction.  At March 31, 2010, $673,107, or 72.5%, of the CRE portfolio is located in our core market states of Indiana, Kentucky, Illinois and Ohio.  The three largest concentrations outside of our core market states are $58,519, or 6.3%, located in Florida, $31,372 or 3.4%, located in Nevada, and $27,473, or 3.0%, located in Georgia.  Non-owner occupied CRE non-performing loans in our core market states of Indiana, Kentucky, Illinois and Ohio totaled $142,139 at March 31, 2010, with another $30,598 located in Florida, and $17,027 located in Georgia.  Non-performing loans totaling $2,746 at March 31, 2010, were located in South Carolina, in which we had $3,832 of loans outstanding.   The majority of projects located outside of Indiana, Kentucky, Illinois and Ohio are with developers located in or with a major presence in our four-state area that have developed or are developing properties in other states. We do not provide non-recourse financing.

The reduction in the size of our loan portfolio from branch divestitures and the planned decline in our indirect consumer and residential mortgage loan portfolios has impacted our level of concentration risk.  The balance in our non-owner occupied CRE portfolio was $928,372, or 46.1%, of the total portfolio at March 31, 2010, compared to $978,927, or 46.4%, at December 31, 2009.    We expect to continue to see balance reductions resulting from our previously stated portfolio reduction initiatives in our non-owner occupied commercial real estate.

The rapid increase we experienced in our non-owner occupied CRE portfolio beginning in 2007 and continuing into 2009 was partially accelerated due to the disruption of the permanent financing market.  This was in addition to other factors including the construction portfolio in our CRE group and the acquisition of Prairie Financial Corporation in the spring of 2007 which further increased our concentration in non-owner occupied CRE. During the third quarter of 2008, we discontinued pursuing new CRE opportunities, regardless of property type, as additional stress of this market became apparent.  We are now exiting the CRE line of business altogether.  We will reduce our current CRE exposure through the sale of performing and nonperforming loans, not make any new commitments, and incent our customers and relationship managers to reduce their outstandings ahead of their prescribed maturities while increasing our yields as pricing opportunities arise.

CRE loan balances in Chicago were $216,556 at March 31, 2010 compared to $234,212 at December 31, 2009.  CRE balances from our team headquartered in the Greater Cincinnati, Ohio area were $705,496 at March 31, 2010 compared to $735,055 at December 31, 2009.

Loans delinquent 30-89 days were $32,352, or 1.61% of our portfolio at March 31, 2010, an increase of $11,747 from December 31, 2009. Delinquent loans include $18,013 of CRE loans, or 1.56% of that portfolio, $6,973 of C&I loans, or 2.05% of that portfolio, $3,605 of residential mortgage loans, or 2.39% of that portfolio, and $3,761 of consumer and home equity loans, or 1.03% of that portfolio.  Of the delinquent CRE loans, $3,691, or 20.0%, is located in the Chicago region.

The Bank has established an other real estate owned (OREO) committee complemented by the addition of an experienced property manager from our facilities management group to assist in the rapid movement of real estate both in and out of this inventory.  In addition, we have established an OREO link on our web site to further assist in the sales and marketing of these properties.

We have limited exposure to shared national credits.  Our total outstanding amount of shared national credits, which are any loans or loan commitments of at least $20,000 that are shared by three or more supervised institutions, was $41,925 at March 31, 2010.  Of this amount, $6,314, or 15.0%, was classified as non-performing.

LOAN PORTFOLIO
	March 31,	December 31,
	2010	2009
Commercial, industrial and agricultural loans	$565,770	$602,606
Economic development loans and other obligations of state and political subdivisions	16,590	14,773
Lease financing	1,859	5,579
Commercial mortgages	577,015	583,123
Construction and development	343,507	382,068
Residential mortgages	225,848	232,799
Home equity lines of credit	160,638	162,934
Consumer loans	120,979	126,466
Total loans	2,012,206	2,110,348
Less: unearned income	-	-
Loans, net of unearned income	$2,012,206	$2,110,348

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

The allowance for loan losses was $101,981 at March 31, 2010, representing 5.07% of total loans, compared with $88,670 at December 31, 2009, or 4.39% of total loans.  The allowance for loan losses to non-performing loans ratio was 45.9%, compared to 41.3% at December 31, 2009.  We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination.  At March 31, 2010, we believe that our allowance appropriately considers the expected loss in our loan portfolio.  The provision for loan losses was $52,700 for the three months ended March 31, 2010, compared to $31,394 for the three months ended March 31, 2009.

Provision of $52,700 exceeded net charge-offs of $39,389 by $13,311 during the first quarter of 2010.  Annualized net charge-offs to average loans were 7.67% for the quarter, compared to 2.86% for the first quarter of 2009.  Net charge-offs during the first quarter of 2010 included $30,742 of CRE loans, $7,340 of C&I loans, $443 of HELOC loans, $278 of indirect consumer loans and $147 for direct consumer loans, while the remaining $439 came from various other loan categories.  Charge-offs from the Chicago portfolio totaled $9,438, while net charge-offs from the CRE group’s loan portfolio totaled $23,626.  The majority of the charge-offs from Chicago and the CRE group relates to the residential development and construction area.  The largest charge-off this quarter was for a partial charge down of $4,277 secured by commercial real estate construction for land acquisition purposes located in Arizona. The second largest charge-off was another partial charge down of $3,778 which was a leveraged lease secured by airplanes by a regional airline lessor which filed bankruptcy in January of this year. The third largest charge-off was for $3,500 and was associated with a commercial real estate construction project for mixed use retail and office project in the state of Georgia. More than 31% of our charge-offs during the first quarter of 2010 were covered by specific reserves within the allowance for loan losses at December 31, 2009.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
	Three Months Ended
	March 31,
	2010	2009
Beginning Balance	$88,670	$64,437
Loans charged off	(40,113)	(17,636)
Recoveries	724	330
Provision for loan losses	52,700	31,394
Ending Balance	$101,981	$78,525

Percent of total loans	5.07%	3.24%

Annualized % of average loans:
Net charge-offs	7.67%	2.86%
Provision for loan losses	10.27%	5.18%

At March 31, 2010, a relationship with a total balance of $17,027 after charge offs of $3,500, secured by a real estate project for mixed use retail and office space located in Georgia was our largest non-performing loan. The second largest non-performing loan or relationship with a balance of $15,538 is to a Chicago area builder secured by a commercial construction project for land acquisition purposes. The third largest non-performing relationship at March 31, 2010, had an outstanding balance of $13,033 and is secured by a residential development in the Chicago area.  The fourth largest non-performing loan with a balance of $9,900 is secured by undeveloped raw land located in Florida.

The majority of the remainder of our commercial non-performing loans is secured by one or more residential properties arising from our Chicago or CRE areas, typically at an 80% or less loan to value ratio at inception.  The Chicago residential real estate market has continued to experience less sales activity than we originally anticipated.  However, while the Chicago market has experienced a decline in housing prices, according to published data, the decline has been less than the decline in the Case-Schiller composite index for the top 20 metropolitan markets.  The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 25.8% from the peak of the index in September 2006 to the most recent index for January, as published in March 2010.  The Zillow index for the fourth quarter of 2009 shows a decline of 27.7% from its peak during the second quarter of 2006.  On a year over year basis, the Zillow index shows a decline of 11.2% for all homes, with a 15.8% decline for single family housing and an 8.1% decline for condominiums.  Information we gained by reviewing new appraisals for existing loans has been consistent generally with the declines indicated by the Case-Schiller and Zillow indices.  Should sales levels and values in Chicago continue to decline in 2010, it is likely that we would experience further modest losses.

Impaired loans including troubled debt restructures totaled $248,053 at March 31, 2010, compared to $203,470 at December 31, 2009.  A total of $153,532 of impaired loans at March 31, 2010 had a related allowance for loan loss, compared to $197,079 at December 31, 2009.  The allowance for loan losses for impaired loans included in the allowance for loan losses was $36,750 at March 31, 2010, compared to $32,036 at December 31, 2009.  The increase in reserves is consistent with our more aggressive disposition strategy.

OREO increased to $36,173 at March 31, 2010, compared to $31,982 at December 31, 2009, due largely to our residential builder portfolio.  The ratio of non-performing assets to total loans and other real estate owned increased to 12.62% at March 31, 2010, compared to 11.52% at year end 2009 because of the increase in OREO.  Approximately 53%, or $136,502, of our total non-performing assets are in our Chicago region.  These assets represent approximately 53% of the total assets in our Chicago region.

Total non-performing loans at March 31, 2010, consisting of non-accrual and loans 90 days or more past due, were $222,105, an increase of $7,225 from December 31, 2009.  Non-performing loans were 11.04% of total loans, compared to 10.18% at December 31, 2009.  Of the non-performing loans, $210,370 are in our commercial real estate portfolio and $4,234 are commercial and industrial, while the balance consists of homogenous 1-4 family residential and consumer loans.  Total non-performing CRE loans at March 31, 2010 totaled $210,370, of which $117,995 was for residential real estate related projects. Of this total, $73,582 was from Chicago and $41,531 from our CRE line of business.  The Chicago non-owner occupied commercial real estate portfolio had commitments of $188,594 and outstanding balances of $187,103 at March 31, 2010.  The Chicago portfolio made up 48% and 53% of our total non-performing loans and non-performing assets respectively at March 31, 2010.  Non-owner occupied real estate within the CRE line of business had commitments of $724,672 and outstanding balances of $658,651 at March 31, 2010.  This portfolio made up 45% and 41% of our total non-performing loans and non-performing assets respectively at March 31, 2010. Chicago and the CRE line of business make up 12.5% and 36.2% of total outstanding loans.

Given the continued economic downturn, we continue to take several steps to improve our credit management processes, including the following:

•
We are continuing to obtain new appraisals on properties securing our non-performing CRE loans and using those appraisals to determine specific reserves within the allowance for loan losses.  As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate.

•	We shifted the credit analysis effort for our Chicago portfolio from Chicago to our centralized Business Service Center in Evansville.

•	We are exiting the CRE line of business.

•	We have added additional loan workout specialists to our Chicago and CRE group and transitioned our relationship managers to assist with an orderly exit strategy similar to our steps taken in Chicago.

As mentioned earlier, we modified our problem asset disposition strategy in the quarter and are now also focused on a more rapid disposition of our non-performing assets as opportunities arise.  We will take advantage of opportunities to sell, exchange for other assets or accept discounted payoffs where appropriate, particularly in situations in which we expect it would take several quarters for values to recover.  We believe this more rapid disposition policy for troubled assets will accelerate our return to profitability and credit quality norms by providing increased liquidity for redeployment, reduce real estate taxes, legal fees, and other asset carrying costs, allow for more effective utilization of our workout team, and reduce our overall staffing costs.

Listed below is a comparison of non-performing assets.

	March 31,	December 31,
	2010	2009
Nonaccrual loans	$220,744	$210,753
90 days or more past due loans	1,361	4,127
Total non-performing loans (1)	222,105	214,880
Trust preferred held for trading	215	36
Other real estate owned	36,173	31,982
Total non-performing assets	$258,493	$246,898

Ratios:
Non-performing Loans to Loans	11.04%	10.18%
Non-performing Assets to Loans and Other Real Estate Owned	12.62%	11.52%
Allowance for Loan Losses to Non-performing Loans	45.92%	41.26%

(1)  Includes non-performing loans classified as loans held for sale

Changes in other real estate owned were as follows for the three months ended March 31, 2010:

SUMMARY OF OTHER REAL ESTATE OWNED

Three Months Ended
March 31, 2010
Beginning Balance	$31,982
Additions	6,012
Charge-offs	(410)
Sales	(1,002)
Write-downs	(396)
Other changes	(13)
Ending Balance	$36,173

DEPOSITS

Total deposits were $2,417,573 at March 31, 2010, compared to $2,365,106 at December 31, 2009, an increase of $52,467.  This increase was mainly due to an increase of $32,348 in public fund time accounts.

Average balances of deposits for the first quarter of 2010, as compared to the fourth quarter ended December 31, 2009, included decreases in non-interest bearing demand deposits of $27,127, or 36.9% annualized, money market accounts of $19,076, or 27.8% annualized, savings accounts of $15,354, or 17.1% annualized, retail certificates of deposit of $12,333, or 6.6% annualized, brokered time deposits of $5,055, or 6.2% annualized, and interest checking of $1,587, or 1.6% annualized.   These decreases were partially due to the branch sales that occurred late in the fourth quarter of 2009.  Approximately $76,388 of deposits were transferred in connection with a branch divestiture late in the fourth quarter of 2009.

We have used brokered certificate of deposits to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing pressure.

Because the Bank’s regulatory capital ratios fell to the classification of adequately capitalized, it may not use brokered funds as a funding source and is now subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points.  We have compared the Bank’s current rates with the national rate caps and are reducing any rates over the rate cap to fall within those caps.  We have made changes in product design and established a new source for retail certificates of deposit that we believe will mitigate any risk associated with deposits we might lose due to the rate restrictions.

SHORT-TERM BORROWINGS

Short-term borrowings totaled $62,134 at March 31, 2010, a slight increase from $62,114 at December 31, 2009. Short-term borrowings consist of securities sold under agreements to repurchase, which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service.

At March 31, 2010, we had availability from the FHLB of $154,744, and availability of $128,478 under the Federal Reserve secondary credit program.

LONG-TERM BORROWINGS

Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, the FDIC guaranteed note issued under the TLGP, floating rate unsecured subordinated debt and trust preferred securities.  Long-term borrowings decreased to $348,774 at March 31, 2010,  from $361,071 at December 31, 2009.

We continuously review our liability composition.  Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.

CAPITAL EXPENDITURES

In October 2009, we signed a contract to construct a new banking center in the Evansville, Indiana metro area at a cost of $2,350.  We expect that this banking center will be completed in the second quarter of 2010.

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

In the normal course of our business there are various outstanding commitments and contingencies, including letters of credit and standby letters of credit that are not reflected in the consolidated financial statements.  Our exposure to credit loss in the event of nonperformance by the other party to the commitment is limited to the contractual amount.  Many commitments expire without being used.  Therefore, the amounts stated below do not necessarily represent future cash commitments.  We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments.

	March 31,	December 31,
	2010	2009
Commitments to extend credit	$402,684	$421,908

Standby letters of credit	17,013	18,419

Non-reimbursable standby letters of credit and commitments	2,034	2,014

There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2009.

CAPITAL RESOURCES AND LIQUIDITY

We and Integra Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory actions and generate the possibility of additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2010, the Bank met all minimum capital adequacy requirements to which it is subject.

In August 2009, the Bank agreed with the OCC to develop a plan to increase the Bank’s Tier 1 Capital Ratio to at least 8%, and its Risk-Based Capital Ratio to at least 11.5%.  At March 31, 2010, these capital ratios were not met.  We are in the process of executing our plan which includes exiting the commercial real estate lending business and narrowing our geographic footprint through the sale of multiple branch clusters and performing and nonperforming assets.  The OCC continues to reevaluate our progress toward the higher capital ratios.

The amount of dividends which our subsidiaries may pay is governed by applicable laws and regulations.  For the Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above.  As of March 31, 2010, the Bank did not have retained earnings available for distribution in the form of dividends to the holding company without prior regulatory approval.

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and the Bank:

	Regulatory Guidelines		Actual
	Minimum	Well-	March 31,	December 31,
	Requirements	Capitalized	2010	2009

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	7.80%	9.94%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	3.10%	6.17%
Tier 1 Capital (to Average Assets)	4.00%	N/A	2.26%	4.43%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	8.00%	10.05%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	6.71%	8.76%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	4.91%	6.30%

Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements.  These daily requirements reflect the ability to provide funds to meet loan request, fund existing commitments and to accommodate possible outflows in deposits and other borrowings.  Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Asset liquidity is provided by cash and assets that are readily marketable, can be pledged, or will mature in the near future.

During the second half of 2008, the financial markets experienced unprecedented volatility as the interbank markets were severely disrupted and federal funds rates varied widely intraday.  Banking customers’ concerns regarding deposit safety caused increased deposit volatility.  The actions taken by the Treasury Department, the Federal Reserve and the FDIC included increases in insurance coverage, extension of discount window availability and borrowing terms, and creation of the CPP, TAF and the TLGP.  All of these actions served to improve the performance of the markets and reduced deposit volatility.  The banking agencies continue to modify the existing programs in an effort to maintain or improve liquidity for the financial sector.

The Bank’s primary sources of funds are customer deposits, loan payments, maturities of and cash flow from investments securities, and borrowings.  We have significant balances in public fund deposits in Indiana, Kentucky, Illinois and Ohio.  We are required to pledge collateral to cover the balances held in Kentucky, Illinois and Ohio as directed by the laws of each state.  The State of Indiana currently doesn’t require collateralization of public fund deposits as they are covered by the Public Deposit Insurance Fund of Indiana (PDIF).  The State of Indiana changed the law effective July 1, 2010 and may require banks to pledge collateral for public fund deposits based on their financial ratings.  The PDIF is in the process of determining what collateral requirements will be assigned based upon the financial ratings.  The revisions to the law will most likely result in additional pledging requirements for the Bank.

For the Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. We continuously monitor our current and prospective business activity in order to design maturities of specific categories of short-term loans and investments that are in line with specific types of deposits and borrowings.  The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. When these sources are not considered to be adequate, we have utilized brokered deposits, repurchase agreements, secured funding through the TLGP program and utilized borrowing programs from the Federal Reserve including TAF.  We may utilize the Bank’s borrowing capacity with the FHLB or we can also sell investments and loans.

Due to continued uncertainty in the financial markets, we have elected to maintain a higher level of liquidity.  We have taken steps to increase our cash position during the first quarter 2010.  Cash and due from banks totaled $409,335 at March 31, 2010 as compared to $304,921 at December 31, 2009 and $353,743 at March 31 2009.  We increased the use of brokered certificates of deposit to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing pressure. The Bank participated in the TLGP debt program and issued a $50,000 aggregate principal amount FDIC guaranteed note during the first quarter 2009.  This senior unsecured note is due in 2012 and carries an interest rate of 2.625%.

At March 31, 2010, the Bank was considered adequately capitalized while we were considered undercapitalized for Tier 1 Leverage Ratio under regulatory guidelines, subjecting both entities to restrictions under the FDIC Improvement Act of 1991.  These restrictions prohibit us from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC.  This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.

In the event that the Bank’s ability to attract and retain deposits is negatively impacted by interest rate restrictions, management believes that sufficient cash and liquid assets exist to maintain operations and meet all obligations as they come due.  We have compared the rates the Bank is currently paying with the national rate cap and have noted this restriction will impact very few deposit products.  We have made changes in product design and established a new source for retail certificates of deposits that we believe will mitigate any risk associated with deposits we might lose due to regulatory restrictions.

At March 31, 2010, federal funds sold and other short-term investments were $49,777.  Additionally, at March 31, 2010, we had in excess of $111,965 in unencumbered securities available for repurchase agreements or liquidation.

During the third and fourth quarter of 2009 and the first quarter of 2010 the Federal Reserve cited “improvement in financial markets conditions” allowing the Federal Reserve and FDIC to begin designing and implementing exit strategies that would normalize the emergency lending facilities and liquidity initiatives described above.  The Federal Reserve is encouraging banks to utilize pre-financial crisis funding sources.  The final TAF auction took place on March 8, 2010.  Meanwhile the Federal Reserve also raised the discount window borrowing rate and reduced the maturity on discount-window loans from 28 days back to overnight.  Therefore at the end of 2009, the Bank began the process of shifting collateral pledged for borrowing capacity from the Federal Reserve back to the FHLB in an effort to maximize the borrowing capacity and allow for longer maturities.  As of March 31, 2010, the excess borrowing capacity at the FHLB was in excess of $154,744 while the capacity at the Federal Reserve was in excess of $128,478 under the secondary credit program.

On April 13, 2010, the FDIC adopted an interim final rule extending its Transaction Account Guarantee (TAG) program, which provides unlimited insurance coverage on non-interest bearing transaction accounts, as well as transaction accounts bearing a lower interest rate through December 31, 2010, with the possibility of extending the program an additional twelve months without further rulemaking. Financial institutions may opt out of this program.  We intend to maintain the higher coverage amounts until the expiration date of December 31, 2010.   The new rule also reduces the allowable interest rate paid on transaction accounts from 0.5% to 0.25%.  This follows extension of the $250 per depositor insurance coverage, which had been increased from $100, through December 2013.

Liquidity at the holding company level has historically been provided by dividends from Integra Bank, cash balances, liquid assets, and proceeds from capital market transactions.  Federal banking law limits the amount of dividends that national banks can pay to their holding companies without obtaining prior regulatory approval.  A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years and net profits for the current year up to the date of dividend declaration.  Because of recent losses, the Bank cannot pay any dividends to us without advance approval from the Bank’s primary regulator.  Should the Bank make such a request, no assurance can be given that it would be approved.

Liquidity is required to support operational expenses, pay taxes, meet outstanding debt and trust preferred securities obligations, and other general corporate purposes.  In order to enhance our liquidity, we have suspended payments of cash dividends on all of our outstanding stock, and deferred the payment of interest on our outstanding junior subordinated notes.  The trust documents allow us to defer payments of interest for up to five years without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of distributions on the trust preferred securities.  Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or lower than the junior subordinated notes.

We believe that the dividend suspension and deferred distributions are preserving approximately $1,800 per quarter (based on the level of dividend and interest payments at time of deferral), thereby enhancing our liquidity and our ability to bolster the Bank’s capital ratios.  At March 31, 2010, the cash balance held by the parent company was $4,924, which is expected to remain stable as our cash inflows are similar to our cash outflows.

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

Earnings at Risk (“EAR”). We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income (NII) that will be impacted by changes in interest rates.  Since March 31, 2009, we have used a simulation model to run immediate and parallel changes in interest rates from a base scenario using a static yield curve. Prior to that, implied forward rates were used for the base scenario. The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the base scenario yield curve up and down 100, 200, and 300 basis points.  Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships.  Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios.  This simulation model projects the net interest income under each scenario and calculates the percentage change from the base interest rate scenario.  The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a downward 100 basis point shock and minus 10 percent to an upward 200 basis point shock. Prior to February of 2009, the limit was minus 10 percent to a 200 basis point shock in either direction. At March 31, 2010, we would experience a negative 9.70% change in EAR if interest rates moved downward 100 basis points versus a negative 4.80% change at December 31, 2009.  If interest rates moved upward 200 basis points, we would experience a positive 11.89% change in net interest income versus a positive 7.96% change at December 31, 2009.  The positive change in NII to rising rates continues to be driven by a high volume of floating rate loans, an absence of overnight funding and the use of longer term fixed rate brokered CDs to lock in liquidity. The variance in the EAR measures from December to March results from locking in additional term broker CD funding and a decrease in earning assets and subsequent earnings. The change in the downward scenario was also negatively impacted by a change in prepayment expectations on mortgage based securities. Both ratios remain within Board approved policy limits.

Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-100 basis points	+200 basis points
March 31, 2010	-9.70%	11.89%
December 31, 2009	-4.80%	7.96%

Economic Value of Equity (“EVE”). We consider EVE to be our best analytical tool for measuring long-term interest rate risk.  This measure reflects the dollar amount of net equity that will be impacted by changes in interest rates. We use a simulation model to evaluate the impact of immediate and parallel changes in interest rates from a base scenario based on the current yield curve.  The standard simulation analysis assesses the impact on EVE by shocking the current yield curve up and down 100, 200, and 300 basis points.  This simulation model projects multiple rate paths under each rate scenario and projects the estimated economic value of assets and liabilities for each scenario.  The difference between the economic value of total assets and the economic value of total liabilities is referred to as the economic value of equity.   The simulation model calculates the percentage change from the base interest rate scenario.  The Board ALCO has approved policy limits for changes in EVE.  The variance limit for EVE is measured in an environment where the base interest rate scenario is shocked downward by 100 basis points and upward by 200 basis points with a limit on the change in EVE of minus 15%. Prior to February of 2009, the limit was minus 15% to a 200 basis point shock in either direction.

At March 31, 2010, we would experience a negative 5.57% change in EVE if interest rates moved downward 100 basis points compared to negative 2.01% at December 31, 2009. If interest rates moved upward 200 basis points, we would experience a positive 3.72% change in EVE compared to positive 0.81% at December 31, 2009.  Both of these measures are within Board approved policy limits. The variances in EVE risk are primarily attributed to changes in prepayment expectations on mortgage based securities, a reduction in earning assets and total capital, and an increase in fixed rate term CDs.

Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-100 basis points	+200 basis points
March 31, 2010	-5.57%	3.72%
December 31, 2009	-2.01%	0.81%

The assumptions in any of these simulation runs are inherently uncertain.  Any simulation cannot precisely estimate net interest income or economic value of the assets and liabilities or predict the impact of higher or lower interest rates on net interest income or on the economic value of the assets and liabilities. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest-rate changes, the difference between actual experience and the assumptions used, as well as changes in market conditions and management strategies.

Item 4:  Controls and Procedures

As of March 31, 2010, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of our business.  We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.  There have been no material changes in those proceedings from what was reported in our Form 10-K at December 31, 2009.

Item 1A.  RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  The risk factor entitled, "We May Not Succeed in Our Efforts to Maintain Regulatory Capital at Desired Levels" is deleted in its entirety and replaced by the following risk factors:

We May Not Succeed in Our Efforts to Increase Regulatory Capital.

Integra Bank has agreed with the OCC to develop a plan to increase its total capital ratio to at least 11.5% and its tier 1 leverage ratio to 8% by March 31, 2010.  As of March 31, 2010, Integra Bank's regulatory capital exceeded applicable minimum requirements, but were below the levels for being considered "well-capitalized" and the levels contemplated in the agreement with the OCC.  As a consequence, Integra Bank may no longer accept brokered deposits and is subject to restrictions on the rates it may pay on retail deposits.  We plan to increase regulatory capital and to reduce our total assets through divestitures of branch offices and sales of loans.  We cannot assure you that we will be successful in these efforts.

If we are not able to increase Integra Bank's regulatory capital at levels that are satisfactory to us and our regulators, our regulators could take additional, more stringent, enforcement actions.  In addition, further declines in Integra Bank's capital levels would have additional adverse consequences, including restrictions on accessing public funds deposits.

We Do Not Expect to Be Able to Raise Capital in the Public Markets.

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

In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital.  The decline in the value of our common stock since January 1, 2009, could make it more expensive for us to raise capital in the public or private markets.  Any issuance of common stock at current trading prices would significantly dilute the ownership of our current shareholders because we would have to issue more shares than if we had raised the same amount of capital when our share price was higher.  Absent an improvement in our financial performance it is unlikely that we would be able to raise capital in the public markets.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.   RESERVED

Item 5.   OTHER INFORMATION

During the period covered by this report Crowe Horwath LLP, our independent registered public accounting firm was not engaged to perform any service that represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Chairman of the Board
and Chief Executive Officer
May 7, 2010

/s/ Michael B. Carroll
Chief Financial Officer
May 7, 2010