Form 10-Q
period 2010-06-30
INTEGRA BANK CORP
filed 2010-07-29
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________________ to ________________________.

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 23, 2010
(Common stock, $1.00 Stated Value)	21,092,374

INTEGRA BANK CORPORATION

INDEX

PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Consolidated balance sheets-
June 30, 2010 and December 31, 2009	3

Consolidated statements of income-
Three months and six months ended June 30, 2010 and 2009	4

Consolidated statements of comprehensive income-
Three months and six months ended June 30, 2010 and 2009	6

Consolidated statements of changes in shareholders’ equity-
Six months ended June 30, 2010	7

Consolidated statements of cash flow-
Six months ended June 30, 2010 and 2009	8

Notes to unaudited consolidated financial statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	48

Item 4. Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Reserved	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$591,160	$304,921
Federal funds sold and other short-term investments	50,003	49,653
Total cash and cash equivalents	641,163	354,574
Loans held for sale (at lower of cost or fair value)	321,137	93,572
Securities available for sale	440,386	361,719
Securities held for trading	60	36
Regulatory stock	26,299	29,124
Loans, net of unearned income	1,497,106	2,019,732
Less: Allowance for loan losses	(106,745)	(88,670)
Net loans	1,390,361	1,931,062
Premises and equipment	32,115	37,814
Premises and equipment held for sale	9,352	4,249
Other intangible assets	7,419	8,242
Other real estate owned	33,706	31,982
Other assets	67,813	69,567
TOTAL ASSETS	$2,969,811	$2,921,941

LIABILITIES
Deposits:
Non-interest-bearing demand	$209,366	$263,530
Non-interest-bearing held for sale	38,925	7,319
Interest-bearing	1,884,079	2,004,369
Interest-bearing held for sale	340,084	89,888
Total deposits	2,472,454	2,365,106
Short-term borrowings	66,058	62,114
Long-term borrowings	348,470	361,071
Other liabilities	36,549	31,304
TOTAL LIABILITIES	2,923,531	2,819,595

Commitments and contingent liabilities (Note 10)	-	-

SHAREHOLDERS' EQUITY
Preferred stock - no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586
Liquidation preference of $87,243 at June 30, 2010	82,183	82,011
Common stock - $1.00 stated value:
Shares authorized: 129,000,000
Shares outstanding: 20,892,308 and 20,847,589 respectively	20,892	20,848
Additional paid-in capital	217,092	216,939
Retained earnings	(274,455)	(210,371)
Accumulated other comprehensive income (loss)	568	(7,081)
TOTAL SHAREHOLDERS' EQUITY	46,280	102,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,969,811	$2,921,941

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans:
Taxable	$20,872	$25,287	$42,389	$51,036
Tax-exempt	99	202	200	405
Interest and dividends on securities:
Taxable	3,495	5,027	6,817	10,493
Tax-exempt	220	825	442	1,833
Dividends on regulatory stock	186	157	407	678
Interest on loans held for sale	32	127	58	230
Interest on federal funds sold and other short-term investments	327	174	546	267
Total interest income	25,231	31,799	50,859	64,942

INTEREST EXPENSE
Interest on deposits	8,483	11,759	16,585	23,946
Interest on short-term borrowings	52	583	97	1,346
Interest on long-term borrowings	2,785	2,683	5,406	5,393
Total interest expense	11,320	15,025	22,088	30,685

NET INTEREST INCOME	13,911	16,774	28,771	34,257
Provision for loan losses	16,938	32,536	69,638	63,930
Net interest income after provision for loan losses	(3,027)	(15,762)	(40,867)	(29,673)
NON-INTEREST INCOME
Service charges on deposit accounts	4,559	5,035	8,544	9,448
Other service charges and fees	1,011	951	2,090	2,044
Debit card income-interchange	1,414	1,373	2,724	2,630
Trust income	456	563	951	1,022
Gain (Loss) on sale of other assets	171	(22)	236	(75)
Premiums on sales of deposits	4,371	-	4,371	2,549
Net securities gains (losses)	3,351	1,479	3,349	1,479
Other than temporary impairment loss:
Total impairment losses recognized on securities	-	(19,164)	(1,631)	(20,334)
Loss or reclassification recognized in other comprehensive income	-	(1,150)	1,421	(1,150)
Net impairment loss recognized in earnings	-	(20,314)	(210)	(21,484)
Warrant fair value adjustment	-	(1,407)	-	(6,145)
Cash surrender value life insurance	14	394	32	1,084
Other	778	964	1,628	1,956
Total non-interest income	16,125	(10,984)	23,715	(5,492)

NON-INTEREST EXPENSE
Salaries and employee benefits	8,900	11,561	18,098	23,636
Occupancy	2,000	2,378	4,118	4,959
Equipment	687	808	1,437	1,657
Professional fees	2,776	2,057	4,469	3,787
Communication and transportation	891	1,091	1,888	2,252
Processing	519	734	1,234	1,491
Software	541	627	1,138	1,247
Marketing	265	424	489	840
Loan and OREO expense	1,404	1,888	3,001	7,336
FDIC assessment	2,338	3,005	4,381	3,955
Low income housing project losses	424	473	848	1,163
Debt prepayment penalties	-	1,511	-	1,511
Amortization of intangible assets	412	422	824	843
State and local franchise tax	22	473	424	788
Other	1,307	1,717	2,630	3,177
Total non-interest expense	22,486	29,169	44,979	58,642
Income (Loss) before income taxes	(9,388)	(55,915)	(62,131)	(93,807)
Income tax expense (benefit)	(316)	(7,451)	(308)	(17,282)
Income before cumulative effect of accounting change	(9,072)	(48,464)	(61,823)	(76,525)
Preferred stock dividends and discount accretion	1,133	1,139	2,261	1,552
Net income (loss) available to common shareholders	$(10,205)	$(49,603)	$(64,084)	$(78,077)

Unaudited Consolidated Statements of Income are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income (Continued)
(In thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings (Loss) per common share:
Basic	$(0.49)	$(2.39)	$(3.10)	$(3.77)
Diluted	(0.49)	(2.39)	(3.10)	(3.77)

Weighted average common shares outstanding:
Basic	20,664	20,715	20,665	20,717
Diluted	20,664	20,715	20,665	20,717

Dividends per common share	$-	$0.01	$-	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(9,072)	$(48,464)	$(61,823)	$(76,525)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period
(net of tax of $3,436, $(5,240), $5,587 and $(3,641), respectively)	5,779	(8,622)	9,396	(5,991)
Reclassification of amounts realized through impairment charges
and sales (net of tax of $(1,249), $7,120, $(1,170) and $7,562, respectively)	(2,102)	11,715	(1,969)	12,443
Net unrealized gain (loss) on securities	3,677	3,093	7,427	6,452

Change in net pension plan liability (net of tax of $31, $10, $132 and $19, respectively)	52	16	222	31
Unrealized gain (loss) on derivative hedging instruments arising in period (net of tax of $(114) and $(220) for 2009)	-	(187)	-	(362)

Net unrealized gain (loss), recognized in other comprehensive income (loss)	3,729	2,922	7,649	6,121

Comprehensive income (loss)	$(5,343)	$(45,542)	$(54,174)	$(70,404)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

						Accumulated
		Shares of		Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2009	$82,011	20,847,589	$20,848	$216,939	$(210,371)	$(7,081)	$102,346
Net income (loss)	-	-	-	-	(61,823)	-	(61,823)
Net change, net of tax, in accumulated other comprehensive income	-	-	-	-	-	7,649	7,649
Discount on preferred stock	172	-	-	-	-	-	172
Preferred stock dividend	-	-	-	-	(2,261)	-	(2,261)
Vesting of restricted shares, net	-	(1,398)	(1)	-	-	-	(1)
Grant of restricted stock, net of forfeitures	-	46,117	45	(45)	-	-	-
Stock-based compensation expense	-	-	-	198	-	-	198
BALANCE AT JUNE 30, 2010	$82,183	20,892,308	$20,892	$217,092	$(274,455)	$568	$46,280

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
 (In thousands)
	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(61,823)	$(76,525)
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization and depreciation	3,788	3,510
Provision for loan losses	69,638	63,930
Income tax valuation allowance	22,649	18,504
Net securities (gains) losses	(3,349)	(1,479)
Impairment charge on available for sale securities	210	21,484
Net held for trading (gains) losses	(24)	(235)
(Gain) loss on sale of premises and equipment	(459)	-
(Gain) loss on sale of other real estate owned	223	77
Premiums on sales of deposits	(4,371)	(2,549)
Loss on low-income housing investments	848	1,163
Purchase of held for trading securities	-	(19,745)
Increase (decrease) in deferred taxes	(22,649)	(29,506)
Net gain on sale of loans held for sale	(522)	(439)
Proceeds from sale of loans held for sale	33,037	73,250
Origination of loans held for sale	(33,725)	(77,570)
Debt prepayment fees	-	1,511
Change in other operating	15,046	6,776
Net cash flows provided by (used in) operating activities	18,517	(17,843)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	31,134	70,674
Proceeds from sales of securities available for sale	124,618	64,304
Purchase of securities available for sale	(224,409)	(9,538)
Decrease in loans made to customers	142,298	52,740
Purchase of premises and equipment	(2,076)	(578)
Proceeds from sale of premises and equipment	(474)	11
Proceeds from sale of other real estate owned	4,211	2,951
(Increase) decrease from sale of branches, net of cash acquired	(1,676)	(22,708)
Net cash flows provided by (used in) investing activities	73,626	157,856
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	205,363	184,889
Net increase (decrease) in short-term borrowed funds	3,944	(174,088)
Proceeds from long-term borrowings	-	50,000
Repayment of long-term borrowings	(12,599)	(38,703)
Proceeds from issuance of TARP preferred stock	-	89,843
Accretion of discount on TARP preferred stock	(2,261)	(113)
Dividends paid on TARP preferred stock	-	(906)
Dividends paid on common stock	-	(415)
Proceeds from exercise of stock options and restricted shares, net	(1)	(315)
Net cash flows provided by (used in) financing activities	194,446	110,192
Net increase (decrease) in cash and cash equivalents	286,589	250,205
Cash and cash equivalents at beginning of year	354,574	62,773
Cash and cash equivalents at end of period	$641,163	$312,978

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Six Months Ended
	June 20,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	7,893	15,033
Dividends for common shareholders declared and not paid	-	207
Dividends accrued not paid on preferred stock	3,657	1,439

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

References to the terms “we”, “us”, “our”, the “Company” and “Integra” used throughout this report refer to Integra Bank Corporation and, unless the context indicates otherwise, its subsidiaries.  At June 30, 2010, our subsidiaries consisted of Integra Bank N.A. (the “Bank” or “Integra Bank”), a reinsurance company and four statutory business trusts which are not consolidated under applicable accounting guidance.  All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.  All such adjustments are of a normal recurring nature.  Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

ACCOUNTING ESTIMATES

We are required to make estimates and assumptions based on available information that affect the amounts reported in the consolidated financial statements.  Significant estimates, which are particularly susceptible to short-term changes, include the valuation of the securities portfolio, the determination of the allowance for loan losses, the valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the valuation of our deferred tax asset.  The decline in the value of residential and commercial real estate (CRE), other impacts of the recession on the Bank and our overall financial performance have all had a meaningful influence on the application of certain of our critical accounting policies and development of these significant estimates. In applying those policies and making our best estimates during the current quarter, we recorded provisions for loan losses and an additional valuation allowance on our deferred tax asset.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, we adopted the new accounting guidance under ASC 860 that requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period.  The adoption of this accounting guidance did not have a material impact on our consolidated financial position or results of operations.

ASC Topic 810 provides guidance for consolidation of variable interest entities by focusing on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This guidance also requires additional disclosures about our involvement in variable interest entities. This guidance was effective for us on January 1, 2010, and did not have a significant impact on our results of operations or financial position.

FAIR VALUE MEASUREMENT

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  We use various valuation techniques to determine fair value, including market, income and cost approaches.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

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

When determining fair value, ASC 820 indicates that the observable market data should be used to determine the lowest available level. It also provides guidance on determining fair value when a transaction is not considered orderly because the volume and level of activity have significantly decreased. In evaluating the fair value of our two PreTSL pooled CDOs, we determined that the market transactions for similar securities were disorderly.  Therefore we priced our PreTSL pooled CDOs using the fair value generated from the cash flow analysis used as part of our review for other-than-temporary impairment.  The cash flows include the deferrals and defaults associated with each security, along with anticipated deferrals, defaults and projected recoveries.  This price is considered Level 3 pricing.

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

Loans held for sale: The fair value of residential mortgage loans held for sale is determined using quoted secondary-market prices. The purchaser provides us with a commitment to purchase the loan at the origination price.  Under ASC 820, this commitment is classified as a Level 2 in the fair value hierarchy.  If no such quoted price exists, the fair value of these loans would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  Loans held for sale associated with branch transactions are presented at face value, which is substantially the same as the value in the transaction.  Loans held for sale at June 30, 2010 include $316,972 of loans that we expect to sell in branch divestiture transactions during the third quarter of 2010.

Derivatives:  Our derivative instruments consist of over-the-counter interest rate swaps and mortgage loan interest locks that trade in liquid markets.  The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  On those occasions when broker-dealer pricing is not available, pricing is obtained using the Bloomberg system.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by us.  This valuation method is classified as Level 2 in the fair value hierarchy.

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

Premises and equipment held for sale:  Premises and equipment held for sale are evaluated at the time the property is deemed as held for sale.  Fair value is based on appraisals by qualified licensed appraisers and is classified as Level 3 input.  On occasion, when an appraisal is not performed, fair value is based on sales offers received from potential buyers.  Premises and equipment held for sale at June 30, 2010, include $6,134 of premises and equipment that will be sold in probable branch divestitures.

Deposits held for sale: The fair value of deposits held for sale is based on the actual purchase price as agreed upon between Integra Bank and the purchaser.  Because this transaction occurs in an orderly transaction between market participants, the fair value qualifies as a Level 2 fair value.  Deposits held for sale at June 30, 2010, include $379,009 of deposits that will be sold in probable branch divestiture transactions during the third quarter of 2010.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below.

	Fair Value Measurements at June 30, 2010
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Assets
Securities, available for sale
U.S. Treasuries	$-	$18,242	$-	$18,242
U.S. Government agencies	-	155	-	155
Collateralized mortgage obligations:
Agency	-	193,891	-	193,891
Private Label	-	20,736	-	20,736
Mortgage backed securities: residential	-	165,271	-	165,271
Trust Preferred	-	8,691	1,523	10,214
State & political subdivisions	-	23,170	-	23,170
Other securities	-	8,707	-	8,707
Total securities, available for sale	$-	$438,863	$1,523	$440,386

Securities, held for trading
Trust Preferred	$-	$60	$-	$60

Derivatives	-	8,067	-	8,067

Liabilities
Derivatives	$-	$8,099	$-	$8,099

	Fair Value Measurements at December 31, 2009
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Securities, available for sale
U.S. Treasuries	$-	$8,833	$-	$8,833
U.S. Government agencies	-	279	-	279
Collateralized mortgage obligations:
Agency		118,431		118,431
Private Label	-	23,229	-	23,229
Mortgage backed securities: residential		167,232		167,232
Trust Preferred	-	8,450	1,588	10,038
State & political subdivisions	-	25,040	-	25,040
Other securities	-	8,637		8,637
Total securities, available for sale	$-	$360,131	$1,588	$361,719

Securities, held for trading
Trust Preferred	$-	$36	$-	$36

Derivatives	-	5,945	-	5,945

Liabilities
Derivatives	$-	$6,307	$-	$6,307

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair Value Measurements at June 30, 2010
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Assets
Impaired loans	$-	$-	$133,661	$133,661
Loans held for sale	-	321,137	-	321,137
Other real estate owned	-	-	29,516	29,516
Premises and equipment held for sale	-	-	9,352	9,352

Liabilities
Deposits held for sale	$-	$379,009	$-	$379,009

	Fair Value Measurements at December 31, 2009
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Impaired loans	$-	$-	$92,715	$92,715
Loans held for sale	-	93,572	-	93,572
Other real estate owned	-	-	29,317	29,317
Premises and equipment held for sale	-	-	4,249	4,249

Liabilities
Deposits held for sale	$-	$97,207	$-	$97,207

At June 30, 2010, impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $173,504, with a valuation allowance of $39,843, resulting in an additional provision for loan losses of $12,483 for the three month period and $29,797 for the six month period ended June 30, 2010.

For those properties held in other real estate owned and carried at fair value, writedowns of $81 and $477 were charged to earnings for the three and six months ended June 30, 2010, compared to $182 and $482 for both the three and six months ended June 30, 2009.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ending June 30, 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total
Three months ended June 30, 2010

Beginning Balance at April 1, 2010	$1,516	$1,516
Transfers in and/or out of Level 3	-	-
Gains (Losses) included in other comprehensive income	7	7
Gains (Losses) included in earnings	-	-
Ending Balance	$1,523	$1,523

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total
Six months ended June 30, 2010

Beginning Balance at January 1, 2010	$1,588	$1,588
Transfers in and/or out of Level 3	-	-
Gains (Losses) included in other comprehensive income	145	145
Gains (Losses) included in earnings	(210)	(210)
Ending Balance	$1,523	$1,523

Unrealized gains and losses for securities classified as available for sale are generally not recorded in earnings.  However, during the three and six months ended June 30, 2010, impairment charges remain unchanged from the three months ended March 31, 2010.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$641,163	$641,163	$354,574	$354,574
Loans-net of allowance	1,256,700	1,266,551	1,838,347	1,840,053
Accrued interest receivable	8,534	8,534	9,336	9,336

Financial Liabilities:
Deposits	$2,093,445	$2,119,257	$2,267,899	$2,288,866
Short-term borrowings	66,058	66,058	62,114	62,114
Long-term borrowings	348,470	352,511	361,071	362,271
Accrued interest payable	9,200	9,200	8,200	8,200

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

STOCK OPTION PLAN AND AWARDS

In April 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserved 600,000 shares of common stock for issuance as incentive awards to directors and key employees.  Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs).  All options granted under the 2007 Plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted.  The exercise price of options granted under the plans cannot be less than the market value of the common stock on the date of grant.  Upon the adoption of the 2007 Plan, no additional awards were granted under the Prior Plans.  In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares.  At June 30, 2010, there were 589,129 shares available for the granting of additional awards under the 2007 Plan.

A summary of the status of the options or SARs granted under the 2007 Plan and Prior Plans as of June 30, 2010, and changes during the year is presented below:

	June 30, 2010
			Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2009	1,099,536	$20.52
Options/SARs granted	-	-
Options/SARs exercised	-	-
Options/SARs forfeited/expired	(585,743)	20.40

Options/SARs outstanding at June 30, 2010	513,793	$20.66	4.8

Options/SARs exercisable at June 30, 2010	491,647	$20.78	4.7

The options and SARs outstanding at June 30, 2010, had a weighted average remaining term of 4.8 years with no aggregate intrinsic value, while the options and SARs that were exercisable at June 30, 2010, had a weighted average remaining term of 4.7 years and no aggregate intrinsic value.  As of June 30, 2010, there was $52 of total unrecognized compensation cost related to the stock options and SARs.  The cost is expected to be recognized over a weighted-average period of one year.  Compensation expense for options and SARs for the three and six months ended June 30, 2010, was $10 and $19, compared to $78 and $238 for the three and six months ended June 30, 2009.

A summary of the status of the restricted stock granted by us as of June 30, 2010, and changes during the first and second quarters of 2010 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2009	226,113	$4.94
Shares granted	80,000	0.82
Shares vested	(24,148)
Shares forfeited	(33,883)

Restricted shares outstanding, June 30, 2010	248,082	2.41

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock.  As of June 30, 2010, there was $548 of total unrecognized compensation cost related to the nonvested restricted stock.  The cost is expected to be recognized over a weighted-average period of 1.4 years.  Compensation expense for restricted stock for the three and six months ended June 30, 2010, was $87 and $181, compared to $212 and $499 for the three and six months ended June 30, 2009.

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

The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$(9,072)	$(48,464)	$(61,823)	$(76,525)
Preferred dividends and discount accretion	(1,133)	(1,139)	(2,261)	(1,552)
Net income (loss) available to common shareholders	$(10,205)	$(49,603)	$(64,084)	$(78,077)

Weighted average common shares outstanding - Basic	20,663,626	20,714,521	20,664,924	20,716,728
Incremental shares related to stock compensation	-	-	-	-
Average common shares outstanding - Diluted	20,663,626	20,714,521	20,664,924	20,716,728

Earnings (Loss) per common share - Basic	$(0.49)	$(2.39)	$(3.10)	$(3.77)
Effect of incremental shares related to stock compensation	-	-	-	-
Earnings (Loss) per common share - Diluted	$(0.49)	$(2.39)	$(3.10)	$(3.77)

Options to purchase 513,793 shares and 1,433,100 shares were outstanding at June 30, 2010 and 2009, respectively, and were not included in the computation of net income per diluted share in both periods because the exercise price of these options was greater than the average market price of the common shares, and therefore antidilutive and also because of the net loss.

On February 27, 2009, we issued 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (Treasury Preferred Stock), having a liquidation amount per share of $1,000, to the U.S. Department of Treasury under its Capital Purchase Program.  We also issued a warrant (Treasury Warrant) to the Treasury Department to purchase up to 7,418,876 shares (Warrant Shares) of our common stock at an initial per share exercise price of $1.69.

The 7,418,876 Warrant Shares issuable upon exercise of the Warrant were not included in the computation of net income per diluted share because the exercise price of these shares was greater than the average market price of the common shares, and therefore, antidilutive and due to the net loss.

NOTE 3. SECURITIES

At June 30, 2010, the majority of securities in our investment portfolio were classified as available for sale.

Trading securities at June 30, 2010, consisted of four trust preferred securities valued at $60.  During the second quarter of 2010, we recorded trading losses of $155, compared to trading gains of $235 during the second quarter of 2009.

Amortized cost, fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
U.S. Treasuries	$17,920	$322	$-	$18,242
U.S. Government agencies	150	5	-	155
Collateralized mortgage obligations:
Agency	191,145	3,081	335	193,891
Private label	21,605	-	869	20,736
Mortgage-backed securities - residential	162,021	3,250	-	165,271
Trust preferred	17,054	16	6,856	10,214
States & political subdivisions	21,795	1,401	26	23,170
Other securities	8,641	70	4	8,707
Total	$440,331	$8,145	$8,090	$440,386

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U.S. Treasuries	$8,856	$-	$23	$8,833
U.S. Government agencies	277	5	3	279
Collateralized mortgage obligations:
Agency	117,930	1,624	1,123	118,431
Private label	25,164	-	1,935	23,229
Mortgage-backed securities - residential	167,533	537	838	167,232
Trust preferred	17,238	10	7,210	10,038
States & political subdivisions	23,529	1,589	78	25,040
Other securities	8,640	-	3	8,637
Total	$369,167	$3,765	$11,213	$361,719

The amortized cost and fair value of the securities available for sale portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale

Within one year	$12,171	$11,921
One to five years	92,128	92,836
Five to ten years	234,505	238,929
Beyond ten years	101,527	96,700
Total	$440,331	$440,386

Available for sale securities with unrealized losses at June 30, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations:
Agency	$30,336	$335	$-	$-	$30,336	$335
Private Label	5,841	46	14,895	823	20,736	869
Mortgage-backed securities - residential	-	-	-	-	-	-
Trust Preferred	3,511	203	5,686	6,653	9,197	6,856
State & political subdivisions	-	-	864	26	864	26
Other securities	-	-	21	4	21	4
Total	$39,688	$584	$21,466	$7,506	$61,154	$8,090

Proceeds from sales and calls of securities available for sale were $125,083 and $69,389 for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $3,351 and $1,480 and gross losses of $2 and $0 were realized on these sales and calls during 2010 and 2009, respectively.

Proceeds from sales and calls of securities available for sale were $124,543 and $67,379 for the three months ended June 30, 2010 and 2009, respectively. Gross gains of $3,351 and $1,479 were realized on these sales and calls during 2010 and 2009, respectively.

Securities held for trading include trust preferred securities and totaled $60 at June 30, 2010, compared to $36 at December 31, 2009.  The net gain on trading activities included in earnings for 2010 was $24.

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

When other-than-temporary impairment occurs for debt securities, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If we intend to sell or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If we do not intend to sell the security, and it is not more likely than not that we would be required to sell the security before recovery of its amortized cost basis, less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

The ratings of our pooled trust preferred CDOs that have incurred other-than-temporary impairment are listed below as of June 30, 2010. This group of trust preferred securities consist of two pooled trust preferred CDOs classified as available for sale and four pooled CDOs classified as held for trading.   The ratings of our four single issue trust preferred securities and private label CMOs are listed below as of June 30, 2010, and at March 31, 2010.  The private label CMOs consist of six issues of which five were originated in 2003-2004 while one was originated in 2006.

Ratings

	Gross		Gross
	Amortized	Fair	Unrealized
Issuer	Cost	Value	Gains/(Losses)	Ratings as of June 30, 2010	Ratings as of March 31, 2010
Pooled Trust Preferred CDOs
PreTSL VI	724	587	(137)	Caa1 (Moodys) / CC (Fitch)	Caa1 (Moodys) / CC (Fitch)*
PreTSL XIV	2,329	936	(1,393)	Ca (Moodys) /C (Fitch)	Ca (Moodys) /C (Fitch)*
Total	$3,053	$1,523	$(1,530)

Single Issue Trust Preferred
Bank One Cap Tr VI (JP Morgan)	1,000	1,016	16	A2(Moodys)	A2(Moodys)
First Citizen Bancshares	5,010	2,000	(3,010)	Non-Rated	Non-Rated
First Union Instit Cap I (Wells Fargo)	2,991	2,925	(66)	Baa2(Moodys)/A-(S&P)/A(Fitch)	Baa2(Moodys)/A-(S&P)/A(Fitch)
Sky Financial Cap Trust III (Huntington)	5,000	2,750	(2,250)	B(S&P)	B(S&P)
Total	$14,001	$8,691	$(5,310)

Private Label CMOs
CWHL 2003-58 2A1	2,697	2,493	(204)	Aaa/*-(Moodys)*/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
CMSI 2004-4 A2	1,362	1,402	40	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
GSR 2003-10 2A1	5,887	5,841	(46)	Aaa/*-(Moodys)*/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
RAST 2003-A15 1A1	4,491	4,254	(237)	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
SASC 2003-31A 3A	5,227	4,942	(285)	A1/*-(Moodys)*/AAA(S&P)	A1(Moodys)/AAA(S&P)
WFMBS 2006-8 A13	1,941	1,804	(137)	B2(Moodys)*/B(Fitch)	B3/*-(Moodys)/B(Fitch)
Total	$21,605	$20,736	$(869)

The ratings above range from highly speculative, defined as equal to or below “Ca” per Moody’s and “CC” per Fitch and S&P, to the highest credit quality defined as “Aaa” or “AAA” per the aforementioned rating agencies, respectively.  Changes to the ratings that occurred during the quarter are denoted with an * and subsequent changes are denoted with a **.  The *- indicates a negative watch.

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

We recognized impairment charges during the second quarter of 2009 on four of our six pooled CDOs totaling $14,658.  Throughout 2009, we noticed substantial deterioration in the underlying credit quality of four of the six pooled issuers as deferrals and defaults increased substantially.  Based on the significant decline in the Alesco, Trap 11, Trap 12 and the US Cap CDOs and given our intention to sell these four securities when it is more economically attractive, we reclassified these securities as of June 30, 2009, and designated them as trading.

During the second quarter 2010, our review indicated no additional other-than-temporary impairment had occurred on our available for sale pooled trust preferred securities.  Both of the PreTSL securities experienced little or no additional credit deterioration during the second quarter 2010.   As part of the other-than-temporary impairment review for PreTSL VI, the cash flow analysis assumed a 10% recovery, lagged for two years for all issuers except for Bank Atlantic, which incorporates a 20% recovery lagged for two years.  Based on the review of the first quarter 2010 cash flows for PreTSL VI, it shows the cash flow improved quarter-over-quarter, thus no additional impairment is required. The cash flow analysis for PreTSL XIV assumes a 10% recovery, lagged for two years on defaults and treats all interest payment deferrals as defaults.  Based on the review of the first quarter cash flows for PreTSL XIV, it also experienced an improvement in the cash flow quarter over quarter and as such no additional impairment has occurred.

Single Issue Trust Preferred

During the second quarter of 2009, we took an other-than-temporary impairment charge of $5,656 on the Colonial BankGroup (CNB) single issue trust preferred security and subsequently moved it to trading.

With respect to our single issuer trust preferred securities, we look at rating agency actions, payment history, the capital levels of the banks, and the financial performance as filed in regulatory reports.  Based on our second quarter 2010 review, we determined that all four securities were still performing and, as such, the $5,310 unrealized loss is temporary.

Private Label CMOs

Factors utilized in the analysis of the private label CMOs in our portfolio included a review of underlying collateral performance, the length of time and extent that fair value has been less than cost, changes in market valuation and rating changes to determine if other-than-temporary impairment has occurred.  As of June 30, 2010, five of the six private label CMOs in our portfolio had unrealized losses for 12 consecutive months.

The issuers within the portfolio continue to perform according to their contractual terms.  The underlying collateral performance for each of the private label CMOs has been reviewed.  The collateral has seen delinquencies over 90 days continue to move higher in the second quarter of 2010 with the exception of two securities (GSR 2003-10 2A1 & RAST 03 A15 1A1), where the delinquencies over 90 days moved slightly lower than their March 2010 levels. The reported cumulative loss for all six securities remained low with 0.994% being the highest. The exposure to the high risk geographies (CA, AZ, NV, and FL) has experienced little change since our last review.  The credit support for four of the private label CMOs increased during the second quarter of 2010, while the credit support on all six issues remains higher than the original credit support percentages.

We also received a third party review of our private label CMOs.  This review contains a stress test for each security that models multiple scenarios projecting various levels of delinquencies, loss severity rates and different liquidation time frames. The purpose of the stress test is to account for increasingly stressful macroeconomic scenarios that take into consideration various economic stresses, including but not limited to, home prices, gross domestic product index, and employment data.  Only one of the securities, WFMBS 2006-8 A13, projected a minimal loss in the extreme scenario.  The findings in this report continue to support our analysis that there is adequate structural support even under stressed scenarios.  The overall review of the underlying mortgage collateral for the tranches we own demonstrates it is unlikely that the contractual cash flows will be disrupted.  Therefore, given the performance of these securities at June 30, 2010, and that it is not our intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we concluded that there is no other-than-temporary impairment.  The $869 in unrealized loss was temporary.

As noted in the above discussion related to CDOs, including both pooled and single issue CDOs and the private label CMOs, we determined no other-than-temporary impairment charge was required for the second quarter of 2010.  The remainder of the securities portfolio continues to perform as expected.

The table below presents a roll forward of the credit losses recognized in earnings for the period ended June 30, 2010:

Ending balance December 31, 2009	$315
Additions for amounts related to credit loss for which an other-
than-temporary impairment was not previously recognized	210
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be
required to sell prior to recovery of amortized cost basis	-

Ending balance June 30, 2010	$525

NOTE 4. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2010 and 2009.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning Balance	$101,981	$78,525	$88,670	$64,437
Loans charged off	(13,334)	(29,194)	(53,447)	(46,830)
Recoveries	1,160	442	1,884	772
Provision for loan losses	16,938	32,536	69,638	63,930
Ending Balance	$106,745	$82,309	$106,745	$82,309

Percent of total loans (1)	5.88%	3.50%	5.88%	3.50%

Annualized % of average loans:
Net charge-offs	2.49%	4.80%	5.14%	3.82%
Provision for loan losses	3.46%	5.43%	6.95%	5.31%

(1) Includes loans held for sale for probable branch divestitures in 2010.

The allowance for loan losses was $106,745 at June 30, 2010, representing 5.88% of total loans, compared with $88,670 at December 31, 2009, or 4.20% of total loans and $82,309 at June 30, 2009, or 3.50% of total loans.  The allowance for loan losses to non-performing loans ratio was 46.2%, compared to 41.3% at December 31, 2009 and 45.1% at June 30, 2009.  At June 30, 2010, we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Total non-performing loans at June 30, 2010, consisting of nonaccrual loans and loans 90 days or more past due, were $231,317, an increase of $16,437 from December 31, 2009.  Non-performing loans were 12.75% of total loans, compared to 10.18% at December 31, 2009, and 7.76% at June 30, 2009.  Non-performing assets were 14.35% of total loans and other real estate owned at June 30, 2010, compared to 11.52% at December 31, 2009 and 8.90% at June 30, 2009.  Both the non-performing loan and non-performing asset ratios increased during the second quarter primarily as a result of the sale of performing loans in the United Community Bank (UCB) and The Cecilian Bank (Cecilian) branch and loan transactions.

While we currently have the ability and intent to hold for the foreseeable future loans that are not classified as held for sale, our problem asset disposition strategy now contemplates a more rapid disposition of our non-performing assets if and when opportunities arise.  We may take advantage of opportunities to sell, exchange for other assets or accept discounted payoffs where appropriate, particularly in situations in which we expect it would take several quarters for values to recover. We believe this more rapid disposition policy for troubled assets will accelerate our return to profitability and credit quality norms by providing increased liquidity for redeployment, reduce real estate taxes, legal fees, and other asset carrying costs, allow for more effective utilization of our workout team, and reduce our overall staffing costs.

Listed below is a comparison of non-performing assets.
	June 30,	December 31,
	2010	2009
Nonaccrual loans	$223,476	$210,753
90 days or more past due loans	7,841	4,127
Total non-performing loans (1)	231,317	214,880
Trust preferred held for trading	60	36
Other real estate owned	33,706	31,982
Total non-performing assets	$265,083	$246,898

Ratios:
Non-performing Loans to Loans	12.75%	10.18%
Non-performing Assets to Loans and Other Real Estate Owned	14.35%	11.52%
Allowance for Loan Losses to Non-performing Loans	46.15%	41.26%

(1)  Includes non-performing loans classified as loans held for sale

Changes in other real estate owned were as follows for the three and six months ended June 30, 2010:

SUMMARY OF OTHER REAL ESTATE OWNED

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Beginning Balance	$36,173	$31,982
Additions	1,085	6,687
Sales	(3,432)	(4,434)
Write-downs	(81)	(477)
Other changes	(39)	(52)
Ending Balance	$33,706	$33,706

The net gain on sale of other real estate owned was $289 and $223 for the three and six months ended June 30, 2010.

NOTE 5. FUTURE PLANS AND BRANCH DIVESTITURES

During the second quarter, we successfully executed several components of the strategic plan we outlined in the fourth quarter of 2009 to reduce credit risk and improve our capital ratios.  The key components of that plan, and our progress during the quarter towards executing them, are as follows:

•
We continued our exit from the CRE lending line of business.  We are managing our current CRE exposure downward through the sale of performing and nonperforming loans, discontinuing the generation of new, material commitments, and providing incentives for customers and relationship managers to prepay their outstanding loans and increase our yields.  During the second quarter, we completed the sale of two branch clusters which included the sale of commercial real estate and other non-branch generated loans.  We also completed a separate sale of commercial real estate loans and successfully obtained early repayment of three significant participation loans from the originating bank.  We also aggressively pursued loan paydowns and payoffs through a modest discount program.  As a result of these initiatives, we reduced outstanding commercial real estate loan balances by $91,054, or 9.9%, from those at March 31, 2010.  We also increased pricing on $13,140 of commercial credits, from low LIBOR based variable rates, to minimum floor rates of at least 4%, during the quarter.  Existing initiatives to reduce commercial real estate balances and increase pricing on credits we cannot exit will continue throughout 2010.

•
We are continuing to narrow our geographic operating footprint through the sale of multiple branch clusters.  During the last half of 2009, we sold the loans and deposits from five branches, along with other groups of commercial and CRE loans.  During the second quarter of 2010, we completed branch and loan sales to UCB and Cecilian reducing our footprint by five branches and shedding $98,057 in deposits and $86,646 in loans and increasing Integra Bank’s Tier 1 and Total Risk-Based Capital Ratios by 57 basis points and Tier One Leverage Ratio by 23 basis points.  We have definitive agreements to sell fifteen banking centers, along with groups of commercial and indirect consumer loans in three pending transactions.  The Bank continues working towards a third quarter close on the sale of three Indiana branches to First Security Bank of Owensboro, Inc. (First Security).  The other two pending branch and loan sale transactions are with FNB Bank, Inc. (FNB) and Citizens Deposit Bank and Trust (Citizens).  The First Security, FNB and Citizens transactions are expected to include approximately $316,972 in loans and $379,009 in deposits, while generating deposit premiums of approximately $17,205.  These three transactions are expected to improve Integra Bank’s Tier 1 and Total Risk-Based Capital Ratios by approximately 300 basis points, while increasing its Tier 1 Leverage Ratio by approximately 150 basis points.  The transactions are also expected to increase our Tangible Common Equity to Tangible Assets Ratio by approximately 85 basis points.  The transaction with First Security includes five Kentucky branches and three Indiana branches, as well as loans from other offices needed to balance the liquidity impact of those transactions.  The sale of the five Kentucky branches closed on July 22, 2010, and included loans of $104,929 and deposits of $115,110, while increasing Integra Bank’s Tier 1 and Total Risk-Based Capital Ratios by approximately 80 basis points, its Tier 1 Leverage Ratio by 42 basis points and our Tangible Common Equity to Tangible Assets Ratio by 21 basis points.  The sale of the three Indiana branches to First Security is expected to close in September 2010, as are the FNB and Citizens transactions.  We have nearly achieved our objective of narrowing our geographic operating footprint, although we continue to work with multiple interested buyers for our four branches in the Chicago market.  Excluding that market and after completing the remaining three announced divestitures, our pro-forma operating footprint will include approximately forty-five branches within a one-hundred mile radius of Evansville with a genuine focus on community banking.

•
We continue to evaluate multiple alternatives to sell or exchange our performing and nonperforming CRE loans for cash or other types of assets.  We recently signed a new engagement letter with Keefe, Bruyette & Woods for advisory services related to the sale of these assets along with other non-core assets and to also assist with recapitalization or new capital raising strategies.  This engagement letter also allows for the engagement of certain other advisors to assist us with specific asset disposition or capital raising initiatives.

•
During the second and early third quarters of 2010, we have executed multiple cost reduction initiatives.  Those initiatives included a reduction in workforce of personnel not included in the branch sale transactions, along with normal attrition, that is expected to result in lower annualized personnel costs of approximately $4,000, as well as other expense reductions.  Expense reduction of our back-office operations is one of the primary components of offsetting the net income lost as a result of the divested branches.  We are reducing our costs where possible while taking into consideration the resources necessary to execute the branch divestitures and other strategies, evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to in 2011 and 2012, such as FDIC insurance, examination fees and loan workout and other real estate owned (OREO) expenses.  These efforts will remain ongoing.

•	We also maintained a solid liquidity position and maintained “adequately capitalized” status at Integra Bank. Our efforts in these areas are ongoing and will continue.

•
We made significant progress in preparing for the effective date of Regulation E minimizing its potential impact to our fee income.  On November 12, 2009, the Federal Reserve Board announced final rules that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions.  The new rules require consumers to consent, or opt in, to the overdraft service for these two types of transactions before fees can be charged.  We anticipate these new rules could significantly impact our non-sufficient funds and overdraft income the last two quarters of 2010 because of the required implementation dates of July 1 for new accounts and August 15 for existing accounts. Our staff is communicating with our customers to educate them on the various overdraft options.

•
We made significant progress during the second quarter in the area of credit quality.  More specifically, we saw a lower level of new non-performing assets and new specific reserves than in recent quarters, significant improvement in our delinquencies, and much lower levels of provisions and charge-offs.   We also continued to enhance the staff in our workout group and are pleased with their progress.  Our efforts continue to be focused around reducing our level of non-performing assets, improving our capital and liquidity and increasing the operating income of our core community banking franchise.

•
Finally, we do not expect that branch and loan sale transactions will result in the Bank achieving the regulatory capital levels agreed to with the Office of the Comptroller of the Currency (OCC).  We expect that it will be necessary to raise additional capital by selling common stock or preferred stock in the private or public markets and restructure other elements of our capital structure to achieve those levels.  There can be no assurance we will be successful in these efforts.

The June 2010 transaction with UCB included three branches located in Osgood, Versailles and Milan, Indiana, as well as a pool of commercial and residential mortgage loans.  UCB assumed the deposit liabilities of the three branches and purchased certain branch-related assets, including loans.  There were $45,913 in loans and $53,057 in deposits sold.  The sale generated a deposit premium of $2,394.

The June 2010 transaction with Cecilian included two branches in Leitchfield and Hardinsburg, Kentucky, along with a group of CRE loans.  Cecilian assumed the deposit liabilities of the two branches and purchased certain branch-related assets, including loans.  There were $40,733 in loans and $45,000 in deposits sold.  The sale generated a deposit premium of $1,977.

The following paragraphs outline the pending branch and loan sale transactions that are expected to close during the third quarter of 2010 and include balances of loans and deposits as of the announcement date.

On March 3, 2010, we announced a definitive agreement with First Security First Security to sell five branches located in Bowling Green and Franklin, Kentucky and single offices located in Paoli, Mitchell and Bedford, Indiana.  In addition, First Security agreed to acquire a pool of indirect consumer, commercial and CRE loans.  First Security agreed to assume approximately $188,200 of deposit liabilities related to the eight branches and acquire $74,800 of branch related loans, as well as $38,400 of additional CRE, $2,000 of other commercial and $56,900 of indirect consumer loans originated in other offices.  The Kentucky branches include approximately $122,400 of deposits, while the Indiana branches include approximately $65,800 of deposits.  We closed the sale of the Kentucky branches to First Security on July 22, 2010.  The sale of the Kentucky branches resulted in a deposit premium of $5,758.  Each of the owned banking offices and fixed assets were and are to be sold at book value.  The Kentucky branch transaction had minimal impact on our liquidity position.  The second phase of the First Security transaction, which includes the sale of the three Indiana branches, is expected to close in September 2010.  First Security has received all required regulatory approvals, subject to certain contingencies they must meet.

On April 28, 2010, we announced a definitive agreement with FNB to sell three branches located in Cadiz and Mayfield, Kentucky, along with a pool of commercial, agricultural, consumer and CRE loans.  FNB will assume approximately $125,000 of deposit liabilities related to the three branches and acquire $30,100 of branch related loans, as well as $61,200 of additional commercial, agricultural, consumer and CRE loans selected by FNB originated from other Integra offices.  FNB will pay a 5.30% deposit premium for the deposit liabilities it assumes and will acquire the loans included in the transaction at par value.  The deposit premium will be paid on total deposits up to a maximum of $125,000 as of the closing date.  The banking offices and fixed assets will be sold at book value.

On April 29, 2010, we announced a definitive agreement with Citizens to sell branches located in Maysville and Mt. Olivet, Kentucky and Ripley and Aberdeen, Ohio.  In addition, Citizens has agreed to acquire a pool of commercial and CRE loans.  Citizens will assume approximately $73,400 of deposit liabilities related to the four branches and acquire $18,300 of branch related loans, as well as $38,100 of additional CRE and $10,600 of other commercial loans selected by Citizens.  Both parties expect that the transaction will have minimal impact on the liquidity of either company.  In a separate loan purchase agreement, Citizens has also agreed to purchase $15,000 of additional commercial loans at 98% of their outstanding principal balance.  On June 24, 2010, we sold $8,297 of commercial loans to Citizens.  Citizens will pay a deposit premium for the deposit liabilities it assumes and will also acquire the commercial and CRE loans included in the branch sale transaction at par value.  The final deposit premium will be determined at the closing date and is dependent upon the deposit mix and balances at each of the branches but is estimated to approximate 3.38%.  The banking offices and fixed assets will be sold at book value.

The pending branch divestitures are summarized in the table below.  The amounts shown for deposits, loans and deposit premium represent our best current estimates of such items.  The deposit premium was calculated by multiplying the deposits by the premium rate stated in the definitive agreements.  The actual amounts will be determined at closing of the transactions.

Branch Divestitures

	Announcement			Deposit
Buyer	Date	Deposits	Loans	Premium
First Security-KY	March 3, 2010	$115,110	$104,929	$5,758
First Security-IN	March 3, 2010	64,079	59,340	2,280
FNB	April 28, 2010	125,001	90,035	6,627
Citizens	April 29, 2010	74,819	62,668	2,540

NOTE 6. INCOME TAXES

The income tax benefit for the first six months of 2010 was $308, which equates to an effective tax rate of 0%.  The zero effective tax rate is a result of the increase in our income tax valuation allowance on our net deferred tax asset of $2,238, with $3,669 being recorded to income tax expense.  This brings our total valuation allowance at June 30, 2010, to $123,872 and represents a continuation of the full valuation allowance established at December 31, 2009.

NOTE 7. DEPOSITS

The following table shows deposits, including those held for probable branch sales, by category.

	June 30, 2010	December 31, 2009
Deposits:
Non-interest-bearing	$248,291	$270,849
Interest checking	364,064	416,635
Money market accounts	259,124	249,490
Savings	319,452	342,453
Time deposits of $100 or more	823,002	623,670
Other interest-bearing	458,521	462,009
	$2,472,454	$2,365,106

As of June 30, 2010, the scheduled maturities of time deposits are as follows:

Time Deposit Maturities

2010	$423,935
2011	461,347
2012	216,050
2013	90,444
2014 and thereafter	89,747

Total	$1,281,523

We had $449,806 in brokered deposits at June 30, 2010 and $353,050 at December 31, 2009.

NOTE 8. SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and totaled $66,058 at June 30, 2010 and $62,114 at December 31, 2009.

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (FHLB) advances.  At June 30, 2010, we had sufficient collateral pledged to satisfy the collateral requirements.

NOTE 9. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	June 30,	December 31,
	2010	2009
FHLB Advances
Fixed maturity advances (weighted average rate of 2.83% and 2.53%
as of June 30, 2010 and December 31, 2009, respectively)	$114,002	$126,004

Securities sold under repurchase agreements with maturities
at various dates through 2013 (weighted average rate of 4.60%
and 3.29% as of June 30, 2010 and December 31, 2009, respectively)	80,000	80,000

Note payable, secured by equipment, with a fixed interest rate of 7.26%,
due at various dates through 2012	2,046	2,645

Subordinated debt, unsecured, with a floating interest rate equal to three-
month LIBOR plus 3.20%, with a maturity date of April 24, 2013	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three-
month LIBOR plus 2.85%, with a maturity date of April 7, 2014	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month
LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable
effective July 25, 2011, at par *	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month
LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable
quarterly, at par *	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month
LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable
effective June 30, 2012, at par *	20,619	20,619

Floating Rate Capital Securities, with an interest rate equal to three-month
LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable
effective December 15, 2011, at par *	10,310	10,310

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed
rate of 2.625%, with a maturity date of March 30, 2012	50,000	50,000

Other	3,368	3,368
Total long-term borrowings	$348,470	$361,071

* Payment of interest has been deferred since September 2009.

Securities sold under agreements to repurchase include $80,000 in fixed rate national market repurchase agreements.  A $25,000  variable rate agreement converted to a 4.565% fixed rate instrument on April 30, 2010. These repurchase agreements have an average rate of 4.60%, with $30,000 maturing in 2012, and $50,000 maturing in 2013.  We borrowed these funds under a master repurchase agreement. The counterparty to our repurchase agreements is exposed to credit risk.  We are required to pledge collateral for the repurchase agreement.  The amount of collateral pledged June 30, 2010, included $48,011 in cash and $42,925 in securities.

Also included in long-term borrowings are $114,002 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs.  Included in the long-term FHLB borrowings are $40,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  Total FHLB advances were collateralized by $245,897 of mortgage loans and securities under collateral agreements at June 30, 2010.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow additional amounts of $142,897 at June 30, 2010.

The floating rate capital securities with a maturity date of July 25, 2031, are callable at par on July 25, 2011.  Unamortized organizational costs for these securities were $407 at June 30, 2010.

The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly.  Unamortized organizational costs for these securities were $801 at June 30, 2010.

The floating rate capital securities callable at par on December 15, 2011, and quarterly thereafter, may be called prior to that date but only upon payment of a premium based on a percentage of the outstanding principal balance.  The call is effective at a premium of 0.785% at December 15, 2010.

The floating rate capital securities callable at par on June 30, 2012, and quarterly thereafter, may be called prior to that date with a payment of a call premium, which is based on a percentage of the outstanding principal balance.  The call at a premium of 0.70% is effective at June 30, 2011.

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

Subject to certain exceptions and limitations, we may from time to time defer paying interest on our subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent us from declaring or paying cash distributions on our common stock or debt securities that rank junior to the subordinated debenture.  In September 2009, we began deferring interest payments on all of our subordinated debentures relating to trust preferred securities.  This deferral period could extend through September 2014.  The unpaid amounts continue to accrue until paid.  We have also suspended dividend payments on our common and preferred stock.  At June 30, 2010, we have $3,657 of accrued but unpaid dividends on our preferred stock, which were included in the computation of the liquidation preference amount on the consolidated balance sheet.

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

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	June 30,	December 31,
	2010	2009
Commitments to extend credit	$355,759	$421,908

Standby letters of credit	16,280	18,419

Non-reimbursable standby letters of credit and commitments	1,557	2,014

NOTE 11. INTEREST RATE CONTRACTS

We are exposed to interest rate risk relating to our ongoing business operations and utilize derivatives, such as interest rate swaps and floors to help manage that risk.

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate.  This rate swap is designated as a fair value hedge.  The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR.  The variable rate received was 0.9965% at June 30, 2010. The swap expires on or prior to January 5, 2016, and had a notional amount of $4,555 at June 30, 2010.

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

	June 30, 2010			December 31, 2009
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value

Derivatives designated as
hedging instruments:
Interest rate contracts	$7,678	$(8,099)	$(421)	$5,963	$(6,307)	$(344)

Derivatives not designated
as hedging instruments:
Mortgage banking derivatives	389	(1)	388	91	(109)	(18)

Gains recognized in income and expense on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, was $238 and $307 for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, we recognized losses of $303 and $95 from the change in value of our mortgage loan commitments.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status.  Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties.  We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.

The counterparties to our derivatives are exposed to credit risk whenever the derivatives discussed above are in a liability position.  As a result, we have collateralized the liabilities with securities and cash.  We are required to post collateral to cover the market value of the various swaps.  The amount of collateral pledged to cover the market position at June 30, 2010 was $12,137.

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

For three months ended June 30, 2010	Banking	Other	Total
Interest income	$25,208	$23	$25,231
Interest expense	10,558	762	11,320
Net interest income	14,650	(739)	13,911
Provision for loan losses	16,938	-	16,938
Other income	16,078	47	16,125
Other expense	22,302	184	22,486
Earnings (Loss) before income taxes	(8,512)	(876)	(9,388)
Income taxes (benefit)	(97)	(219)	(316)
Net income (loss)	(8,415)	(657)	(9,072)
Preferred stock dividends and discount accretion	-	1,133	1,133
Net income (loss) available to common shareholders	$(8,415)	$(1,790)	$(10,205)

For six months ended June 30, 2010	Banking	Other	Total
Interest income	$50,813	$46	$50,859
Interest expense	20,542	1,546	22,088
Net interest income	30,271	(1,500)	28,771
Provision for loan losses	69,638	-	69,638
Other income	23,579	136	23,715
Other expense	44,597	382	44,979
Earnings (Loss) before income taxes	(60,385)	(1,746)	(62,131)
Income taxes (benefit)	(97)	(211)	(308)
Net income (loss)	(60,288)	(1,535)	(61,823)
Preferred stock dividends and discount accretion	-	2,261	2,261
Net income (loss) available to common shareholders	$(60,288)	$(3,796)	$(64,084)

Segment assets	$2,963,744	$6,067	$2,969,811

For three months ended June 30, 2009	Banking	Other	Total
Interest income	$31,764	$35	$31,799
Interest expense	14,070	955	15,025
Net interest income (loss)	17,694	(920)	16,774
Provision for loan losses	32,536	-	32,536
Other income	(9,647)	(1,337)	(10,984)
Other expense	28,473	696	29,169
Earnings (Loss) before income taxes	(52,962)	(2,953)	(55,915)
Income tax expense (benefit)	(6,890)	(561)	(7,451)
Net income (loss)	(46,072)	(2,392)	(48,464)
Preferred stock dividends and discount accretion	-	1,139	1,139
Net income (loss) available to common shareholders	$(46,072)	$(3,531)	$(49,603)

For six months ended June 30, 2009	Banking	Other	Total
Interest income	$64,873	$69	$64,942
Interest expense	28,665	2,020	30,685
Net interest income (loss)	36,208	(1,951)	34,257
Provision for loan losses	63,930	-	63,930
Other income	494	(5,986)	(5,492)
Other expense	57,672	970	58,642
Earnings (Loss) before income taxes	(84,900)	(8,907)	(93,807)
Income tax expense (benefit)	(16,270)	(1,012)	(17,282)
Net income (loss)	(68,630)	(7,895)	(76,525)
Preferred stock dividends and discount accretion	-	1,552	1,552
Net income (loss)	$(68,630)	$(9,447)	$(78,077)

Segment assets	$3,334,386	$11,876	$3,346,262

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

As of June 30, 2010, the Bank’s regulatory capital ratios met the minimum capital adequacy requirements to which it was subject and is considered “adequately capitalized”.  The Bank’s capital ratios fell below the minimum ratios to be considered “well-capitalized” during the first quarter of 2010.

Because the Bank is not currently classified as “well-capitalized”, our liquidity is affected in two ways.  Banks that are not “well-capitalized” may not obtain any new brokered funds as a funding source and are subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates we can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points.  We have compared the rates we are currently paying with the national rate caps and reduced any rates over the rate cap to fall within those caps.  We have made changes in product design and established a new source for retail certificates of deposit that we believe will significantly mitigate the risk associated with deposits we might lose due to the rate restriction requirement.  There has been no material impact to our deposit balances resulting from the rate caps.

In August 2009, the Bank agreed with the OCC to develop a plan to increase the Bank’s Tier 1 Capital Ratio to at least 8%, and its Total Risk-Based Capital Ratio to at least 11.5%.  At June 30, 2010, these capital ratio requirements were not met.  We do not expect that the Bank will achieve the regulatory capital ratios we have agreed to with the OCC unless we raise capital by selling common or preferred stock in the private or public markets and recapitalizing other elements of our capital structure.

Our holding company capital ratios are lower than the minimum to be considered adequately capitalized.  The plan we are executing to improve the Bank's capital ratios is expected to also increase our holding company regulatory capital ratios.  The impact of falling below the adequately capitalized level at the holding company level does not impact us in the area of liquidity or result in any additional restrictions or limitations beyond what already exist.

The regulatory capital ratios for us and the Bank are shown below.

	Regulatory Guidelines		Actual
	Minimum	Well-	June 30,	December 31,
	Requirements	Capitalized	2010	2009

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	5.47%	9.94%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	2.73%	6.17%
Tier 1 Capital (to Average Assets)	4.00%	N/A	1.78%	4.43%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	8.33%	10.05%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	7.02%	8.76%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	4.53%	6.30%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of our financial condition and results of operations as presented in the following consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.  All amounts presented are in thousands, except for share and per share data and ratios.  References to the terms “we”, “us”, “our”, and the “Company” refer to Integra Bank Corporation and its subsidiaries unless the context indicates otherwise.  References to the “Bank” or “Integra Bank” are to our subsidiary, Integra Bank N.A.

Loans, premises and deposits held for pending branch and loan sale transactions are shown separately in the presentation of the consolidated balance sheet only.  The items that are held for pending branch sales include the loans, premises and deposits related to the announced sales to First Security Bank of Owensboro, Inc. (First Security), FNB Bank, Inc. (FNB) and Citizens Deposit Bank and Trust (Citizens).  Each of these transactions is expected to close during the third quarter of 2010, and therefore, the loans, premises and deposits from those transactions have been classified as held for sale.

Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include the following risks and uncertainties: the results of examinations of us and the Bank by bank regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute additional formal or informal enforcement actions against us or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the requirements and restrictions that have been imposed on us and the Bank by bank regulatory authorities and the possibility that we and the Bank will be unable to fully comply with such undertakings, which could result in the imposition of additional enforcement actions, requirements or restrictions; our ability to improve the quality of our assets and maintain an adequate allowance for loan losses; the adverse impact that the Bank’s capital ratios may have on the availability of funding sources, including brokered deposits and public funds; the risks presented by continued unfavorable economic conditions in our market area, which could continue to adversely affect credit quality, collateral values, including real estate collateral and OREO properties, investment values, liquidity and loan originations, reserves for loan losses and charge offs of loans and loan portfolio delinquency rates; changes in the interest rate environment that reduce our net interest margin and negatively affect funding sources; we may be compelled to seek additional capital in the future to augment capital levels or ratios or improve liquidity, but capital or liquidity may not be available when needed or on acceptable terms; the impact of our suspension of dividends on our outstanding preferred stock and deferral of payments on our subordinated debentures relating to our outstanding trust preferred securities; our ability to regain compliance with the minimum bid requirement necessary to retain the listing of our common stock on the Nasdaq Stock Market; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the financial institution regulatory agencies or the Financial Accounting Standards Board; legislative or regulatory changes or actions, including financial reform legislation, or significant litigation that adversely affects us or our business; changes to the regulatory capital treatment of our outstanding trust preferred securities; future legislative or regulatory changes in the United States Department of Treasury’s Troubled Asset Relief Program Capital Purchase Program; our ability to attract and retain key personnel; our ability to secure confidential information through our computer systems and telecommunications network; and other factors we describe in the periodic reports and other documents we file with the SEC.

Readers of this report are cautioned not to place undue reliance on these forward-looking statements.  While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  This cautionary statement is applicable to all forward-looking statements contained in this report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be set forth in our periodic reports and our other filings with the Securities and Exchange Commission.

OVERVIEW

We made substantive progress in executing our strategic recovery plan during the second quarter; however, our overall performance has been negatively impacted by the unfavorable economic conditions that have persisted since 2007 that have significantly impacted the banking industry and, more specifically, real estate values and borrowers’ ability to repay outstanding obligations.

During the second quarter, we successfully executed several components of the strategic plan we outlined in the fourth quarter of 2009 to reduce credit risk and improve our capital ratios.  The key components of that plan and our progress during the quarter towards executing them are as follows:

•
We continued our exit from the commercial real estate (CRE) lending line of business.  We are managing our current CRE exposure downward through the sale of performing and nonperforming loans, discontinuing the generation of new, material commitments, and providing incentives for customers and relationship managers to prepay their outstanding loans and increase our yields.  During the second quarter, we completed the sale of two branch clusters which included the sale of CRE and other non-branch generated loans.  We also completed a separate sale of CRE loans and successfully obtained early repayment of three significant participation loans from the originating bank.  We also aggressively pursued loan paydowns and payoffs through a modest discount program.  As a result of these initiatives, we reduced outstanding CRE loan balances by $91,054, or 9.9%, from those at March 31, 2010.  We also increased pricing on $13,140 of commercial credits from low LIBOR based variable rates to minimum floor rates of at least 4% during the quarter.

•
We are continuing to narrow our geographic operating footprint through the sale of multiple branch clusters.  During the last half of 2009, we sold the loans and deposits from five branches, along with other groups of commercial and CRE loans.  During the second quarter, we completed branch and loan sales to United Community Bank (UCB) and The Cecilian Bank (Cecilian) reducing our footprint by five branches and shedding $98,057 in deposits and $86,646 in loans and increasing Integra Bank’s Tier 1 and Total Risk-Based Capital Ratios by 57 basis points and Tier 1 Leverage Ratio by 23 basis points. We have definitive agreements to sell another fifteen banking centers, along with groups of commercial and indirect consumer loans to three parties that are pending.  The Bank continues working towards a third quarter close on the sale of three Indiana branches to First Security. The other two pending branch and loan sale transactions are with FNB and Citizens.  The First Security, FNB and Citizens transactions are expected to include approximately $316,972 in loans and $379,009 in deposits, while generating deposit premiums of approximately $17,205.  These three transactions are expected to improve Integra Bank’s Tier 1 and Total Risk-Based Capital Ratios by approximately 300 basis points, while increasing its Tier 1 Leverage Ratio by approximately 150 basis points.  The transactions are also expected to increase our tangible common equity to tangible assets ratio by approximately 85 basis points.  The transaction with First Security includes five Kentucky branches and three Indiana branches, as well as loans from other offices needed to balance the liquidity impact of those transactions.  The sale of the five Kentucky branches closed on July 22, 2010, and included loans of $104,929 and deposits of $115,110, while increasing Integra Bank’s Tier 1 and Total Risk-Based Capital Ratios by approximately 80 basis points, its Tier 1 Leverage Ratio by 42 basis points and our Tangible Common Equity to Tangible Assets Ratio by 21 basis points.  The sale of the three Indiana branches to First Security is expected to close in September 2010, as are the FNB and Citizens transactions.  The loans, premises and equipment for these three transactions are classified as held for sale at June 30, 2010.  We have nearly achieved our objective of narrowing our geographic operating footprint although we continue to work with multiple interested buyers for our four branches in the Chicago market.  Excluding that market and after completing the remaining three announced divestitures, our pro-forma operating footprint will include approximately forty-five branches within a one-hundred mile radius of Evansville with a genuine focus on community banking.

•
We continue to evaluate multiple alternatives to sell or exchange our performing and nonperforming CRE loans for cash or other types of assets.  We recently signed a new engagement letter with Keefe, Bruyette & Woods for advisory services related to the sale of these assets along with other non-core assets and to also assist with recapitalization or new capital raising strategies.  This engagement letter also allows for the engagement of certain other advisors to assist us with specific asset disposition or capital raising initiatives.

•
During the second and early third quarters of 2010, we have executed multiple cost reduction initiatives.  Those initiatives included a reduction in workforce of personnel not included in the branch sale transactions, along with normal attrition, that is expected to result in lower annualized personnel costs of approximately $4,000, as well as other expense reductions.  Expense reduction of our back-office operations is one of the primary components of offsetting the net income lost as a result of the divested branches.  We are reducing our costs where possible while taking into consideration the resources necessary to execute the branch divestitures and other strategies, evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to in 2011 and 2012, such as FDIC insurance, examination fees and loan workout and other real estate owned (OREO) expenses.  These efforts will remain ongoing.

•	We also maintained a solid liquidity position and maintained “adequately capitalized” status at Integra Bank. Our efforts in these areas are ongoing and will continue.

•
We made significant progress in preparing for the effective date of Regulation E minimizing its potential impact to our fee income.  On November 12, 2009, the Federal Reserve Board announced final rules that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions.  The new rules require consumers to consent, or opt in, to the overdraft service for these two types of transactions before fees can be charged.  We anticipate these new rules could significantly impact our non-sufficient funds and overdraft income the last two quarters of 2010 because of the required implementation dates of July 1 for new accounts and August 15 for existing accounts.   Our staff is communicating with our customers to educate them on the various overdraft options.

•
We made significant progress during the second quarter in the area of credit quality.  More specifically, we saw a lower level of new non-performing assets and new specific reserves than in recent quarters, significant improvement in our delinquencies, and much lower levels of provisions and charge-offs.   We also continued to enhance the staff in our workout group and are pleased with their progress.  Our efforts continue to be focused around reducing our level of non-performing assets, improving our capital and liquidity and increasing the operating income of our core community banking franchise.

•
Finally, we do not expect that branch and loan sale transactions will result in the Bank achieving the regulatory capital levels agreed to with the OCC.  We expect that it will be necessary to raise additional capital by selling common stock or preferred stock in the private or public markets and restructure other elements of our capital structure to achieve those levels.  There can be no assurance we will be successful in these efforts.

The net loss available to common shareholders for the second quarter of 2010 was $10,205, or $0.49 per diluted share, compared to $53,879, or $2.61 per diluted share for the first quarter of 2010.  The provision for loan losses was $16,938, down $35,762 from $52,700 during the first quarter of 2010, while net charge-offs for the second quarter totaled $12,174, or 2.49% of total loans on an annualized basis, a $27,215 decrease from $39,389, or 7.67% of total loans annualized for the first quarter of 2010.  The net interest margin was 2.33% for the second quarter of 2010 compared with 2.40% for the first quarter of 2010.  The second quarter also included deposit premiums of $4,371 and securities gains of $3,351.

The allowance to total loans plus loans held for sale increased 81 basis points during the second quarter of 2010, to 5.88% at June 30, 2010, and the allowance to non-performing loans remained at 46%.  The increase in the allowance for loan losses to total loans and loans held for sale is in part due to the sale of $86,646 of performing loans in the UCB and Cecilian transactions, a separate loan sale that included $8,297 of performing loans, $24,235 of participation loans purchased that we sold back to the originating bank at par, and other payoffs and paydowns of performing loans.  Non-performing loans increased $9,212 to $231,317, or 12.8% of total loans, compared to $222,105, or 11.0% of total loans at March 31, 2010.  Non-performing assets were $265,083, an increase of $6,590 from the first quarter of 2010.  A decrease in other real estate owned of $2,467 offset a portion of the increase in non-performing loans.

Net interest income was $13,911 for the second quarter of 2010, compared to $14,860 for the first quarter of 2010, while the net interest margin decreased to 2.33%.  The yield on earning assets increased 6 basis points during the second quarter of 2010, while liability costs declined by 2 basis points.  The decrease in the net interest margin was in part due to an increase in average cash levels of $174,556 and rate resets on $25,000 of structured repurchase agreements, partially offset by a reduction in net interest reversals of $234 and lower retail funding costs.

Our provision for loan losses decreased from $52,700 for the first quarter of 2010 to $16,938, while our net charge-offs decreased $27,215 to $12,174.  The provision included the benefit from the branch and loan sales closed during the second quarter.  These sales resulted in a reduction in our allowance for loan losses of $2,342.  While still significant, the provision for loan losses of $16,938 was the lowest amount for any quarter since the second quarter of 2008.

Non-interest income was $16,125 for the second quarter of 2010, compared to $7,590 for the first quarter.  The increase was due to the $4,371 deposit premium, securities gains of $3,351 and increases of $575 in deposit service charges and $104 in debit card interchange income.

Non-interest expense was $22,486 for the second quarter of 2010, compared to $22,493 in the first quarter.  Professional fees increased $1,083, including increases in legal and investment banking fees.

We recognized $3,669 of additional valuation allowance expense during the second quarter of 2010 to offset the tax benefit which resulted from our reported loss.

Commercial loan average balances decreased $95,746 in the second quarter of 2010, or 6.1%, including a decline in CRE and construction and land development loans of $76,388.  CRE, including construction and land development loan balances at June 30 were $829,468, a reduction of $91,054 or 9.9% from the March 31 balance of $920,522.  Low cost deposit average balances decreased $22,379 during the second quarter of 2010.  The decrease was primarily due to the branch sale transactions which occurred in June and included the sale of $62,062 in low cost deposits.

Due to the continued uncertainty in the financial markets, we continued to maintain a higher level of liquidity during the second quarter of 2010.  Cash and due from bank average balances increased $174,556, or 48.6%, during the second quarter of 2010 to $533,936.  We anticipate reducing the average balance of cash as we execute our strategic initiatives and improve our capital ratios.

Integra Bank’s Total Risk-Based Capital Ratio was 8.33%, an increase of 33 basis points from March 31, 2010, which maintains Integra Bank’s classification as adequately capitalized for regulatory purposes at June 30, 2010.  The increase resulted from the branch and loan sales, loan paydowns and securities gains, partially offset by the quarter’s net loss.  Integra Bank’s Tier 1 Risk-Based Capital Ratio increased 31 basis points to 7.02% and its Tier 1 Leverage Ratio decreased 38 basis points to 4.53%.  We were not considered adequately capitalized at the holding company level at both June 30, 2010 and March 31, 2010 and our Tangible Common Equity to Tangible Assets Ratio declined 17 basis points to (1.46)% during the second quarter of 2010.

On May 20, 2009, the Bank entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank agreed to undertake certain actions within designated timeframes and operate in compliance with the agreement’s provisions during its term. In August 2009, the Bank agreed with the OCC to develop a plan to increase the Bank’s Tier 1 Capital Ratio to at least 8%, and its Risk-Based Capital Ratio to at least 11.5%.  At June 30, 2010, these capital ratio requirements had not been met.  We do not expect that the Bank will achieve the regulatory capital ratios we have agreed to with the OCC unless we raise additional capital by selling common or preferred stock in the private or public markets and recapitalizing other elements of our capital structure.

On May 6, 2010, we entered into a formal written agreement with the Federal Reserve Bank of St. Louis (the Reserve Bank). Pursuant to the agreement, we agreed to use our financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with its agreement with the OCC. In addition, the agreement provides that we shall:

•
not declare or pay any dividends without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (Federal Reserve);

•	not take dividends or any other form of payment representing a reduction in capital from the Bank without the prior approval of the Reserve Bank;

•	not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval of the Reserve Bank;

•	not incur, increase, or guarantee any debt without the prior approval of the Reserve Bank;

•	not purchase or redeem any shares of our stock without prior approval of the Reserve Bank;

•	within 60 days of the agreement, submit to the Reserve Bank an acceptable plan to maintain sufficient capital on a consolidated basis;

•
within 30 days after the end of any quarter in which any of our capital ratios fall below the approved capital plan’s minimum ratios, notify the Reserve Bank of such shortfall and submit an acceptable capital plan detailing corrective steps for increasing ratios to or above the approved plan’s minimums;

•
within 60 days of the Agreement, submit to the Reserve Bank a projection of cash flow for 2010, and then submit projections of cash flow for each subsequent calendar year at least one month prior to the beginning of such year;

•
comply with notice requirements in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and comply with certain restrictions on indemnification and severance payments and, within 30 days of the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the agreement and the results thereof along with a parent company-level balance sheet, income statement, and, as applicable, report of changes in stockholder’s equity.

We submitted the capital plan and projections of cash flow to the Reserve Bank within the time period specified in the agreement.  We continue to work closely with both the OCC and Federal Reserve as we execute the strategies outlined above.

Our plans for the third and fourth quarters of 2010 include the following:

•	close the three pending branch and loan sale transactions with First Security, FNB and Citizens;

•	negotiate a definitive agreement to sell our four remaining Chicago branches in the third quarter and execute that sale during the fourth quarter;

•	continue efforts to reduce non-performing assets and our overall credit exposure;

•	execute additional expense reduction initiatives to better match our levels of infrastructure and overhead with our reduced revenue base;

•	develop and execute a specific plan and strategy to continue to pursue bulk sales of performing and non-performing loans;

•
work with our investment bankers to finalize and execute plans to raise additional capital by selling common or preferred equity on the private or public market and recapitalizing other elements of our capital structure;

•	use a portion of the new capital to reduce non-performing assets through a bulk sale to distressed asset buyers and redeem higher cost wholesale indebtedness; and

•	continue to market our services to community banking customers in our core market area that we will serve going forward and make continual adjustments to increase profitability.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

NET INTEREST INCOME

Net interest income decreased $2,863, or 17.1%, to $13,911 for the three months ended June 30, 2010, from $16,774 for the three months ended June 30, 2009, and $5,486, or 16.0%, to $28,771 for the six months ended June 30, 2010, from $34,257 for the six months ended June 30, 2009. The net interest margin for the three months ended June 30, 2010, was 2.33% compared to 2.34% for the same three months of 2009, while the margin for the six months ended June 30, 2010, was 2.36%, as compared to 2.37% for the six months ended June 30, 2009.  The yield on earning assets decreased 19 basis points to 4.19% for the second quarter of 2010, compared to the same quarter in 2009, while the cost of interest-bearing liabilities decreased 36 basis points to 1.70%.

The primary components of the changes in margin and net interest income to the second quarter of 2010, as compared to the second quarter of 2009 were as follows:

•
Average loan yields increased 4 basis points to 4.27% for the quarter ended June 30, 2010, from 4.23% in the quarter ended June 30, 2009, led by an increase in commercial loan yields, including an increase in loan fees of 14 basis points to 3.75%.  The increase in yields for commercial loans is largely the result of an initiative to increase minimum rates on new and renewing variable rate loans.  At June 30, 2010, $262,784 of our variable rate commercial loans had interest rate floors of at least 4.00%, compared to $235,719 at December 31, 2009.  At June 30, 2010, approximately 33% of our variable rate loans are tied to prime, 56% to LIBOR and 11% to other floating rate indices.  Approximately 55% of all loans were variable rate at June 30, 2010.  The impact of total non-accrual loans on the net interest margin has continually increased since early 2008, and was 54 basis points for the second quarter of 2010, up from 42 basis points for the second quarter of 2009. We are asset sensitive, meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities.  If rates were to rise, our asset yields should increase faster and more than the cost of the liabilities funding those assets, causing our net interest margin to increase.

•
Average securities yields decreased 95 basis points to 3.92% due partially to a shift in securities to lower yielding GNMA securities and U.S. Treasuries, which carry a zero percent risk weight, reducing the amount of our risk-weighted assets and improving our risk-based capital ratios.

•
Average earning assets decreased $530,715, or 17.9%, as average loans decreased $443,052.  This decrease was partially caused by the 2009 and 2010 branch and loan sales and other paydowns and payoffs, as well as by charge-offs.

•
The decline in interest rates since 2008 resulted in lower liabilities costs. The average rate paid on interest bearing liabilities was 1.70% for the second quarter of 2010, a 36 basis point decline from the second quarter of 2009.  Time deposit rates declined 66 basis points, money market rates declined 39 basis points, and savings deposit rates decreased 87 basis points.  The average rate paid on short-term sources of funds other than time and transaction deposits, which include repurchase agreements, FHLB advances and other sources, decreased from 0.92% to 0.33% for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009.  Decreases in these funding sources included $90,000 in short-term FHLB borrowings, $81,044 in Term Auction Facility (TAF) borrowings and $17,634 in customer repurchase agreements. The reset of variable rate structured repurchase agreements to a higher fixed rate and the maturity of a lower rate long-term FHLB advance increased the cost of long-term borrowings to 3.16% for the second quarter of 2010.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Three Months Ended June 30,	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:

Short-term investments	$49,548	$327	2.65%	$574	$174	121.50%
Loans held for sale	2,980	32	4.24%	10,493	127	4.86%
Securities	390,958	3,833	3.92%	517,244	6,296	4.87%
Regulatory Stock	26,299	186	2.83%	29,137	157	2.15%
Loans	1,961,016	21,025	4.27%	2,404,068	25,598	4.23%

Total earning assets	2,430,801	$25,403	4.19%	2,961,516	$32,352	4.38%

Allowance for loan loss	(108,251)			(81,217)
Other non-earning assets	690,015			633,110

TOTAL ASSETS	$3,012,565			$3,513,409

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$748,824	$974	0.52%	$708,583	$1,742	0.99%
Money market accounts	263,080	659	1.00%	336,338	1,169	1.39%
Certificates of deposit and other time	1,244,306	6,850	2.21%	1,237,139	8,848	2.87%

Total interest-bearing deposits	2,256,210	8,483	1.51%	2,282,060	11,759	2.07%

Short-term borrowings	62,608	52	0.33%	251,287	583	0.92%
Long-term borrowings	348,617	2,785	3.16%	388,201	2,683	2.73%

Total interest-bearing liabilities	2,667,435	$11,320	1.70%	2,921,548	$15,025	2.06%

Non-interest bearing deposits	260,820			293,369
Other noninterest-bearing liabilities and shareholders' equity	84,310			298,492

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,012,565			$3,513,409

Interest income/earning assets		$25,403	4.19%		$32,352	4.38%
Interest expense/earning assets		11,320	1.86%		15,025	2.04%

Net interest income/earning assets		$14,083	2.33%		$17,327	2.34%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $118 and $444 for 2010 and 2009, respectively.
Federal tax equivalent adjustments on loans are $54 and $109 for 2010 and 2009, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Six Months Ended June 30,	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:

Short-term investments	$49,653	$546	2.22%	$535	$267	100.63%
Loans held for sale	2,585	58	4.48%	9,426	230	4.88%
Securities	377,545	7,497	3.97%	538,308	13,313	4.95%
Regulatory Stock	27,501	407	2.98%	29,146	678	4.65%
Loans	2,021,223	42,697	4.22%	2,429,947	51,659	4.24%

Total earning assets	2,478,507	$51,205	4.16%	3,007,362	$66,147	4.43%

Allowance for loan loss	(100,708)			(74,077)
Other non-earning assets	599,085			573,656

TOTAL ASSETS	$2,976,884			$3,506,941

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$754,773	$2,264	0.60%	$663,916	$3,107	0.94%
Money market accounts	261,294	1,333	1.03%	331,346	2,346	1.43%
Certificates of deposit and other time	1,171,626	12,988	2.24%	1,255,841	18,493	2.97%

Total interest-bearing deposits	2,187,693	16,585	1.53%	2,251,103	23,946	2.15%

Short-term borrowings	61,653	97	0.32%	306,671	1,346	0.87%
Long-term borrowings	354,148	5,406	3.04%	371,382	5,393	2.89%

Total interest-bearing liabilities	2,603,494	$22,088	1.71%	2,929,156	$30,685	1.98%

Non-interest bearing deposits	265,999			293,471
Other noninterest-bearing liabilities and shareholders' equity	107,391			284,314

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,976,884			$3,506,941

Interest income/earning assets		$51,205	4.16%		$66,147	4.43%
Interest expense/earning assets		22,088	1.80%		30,685	2.06%

Net interest income/earning assets		$29,117	2.36%		$35,462	2.37%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $238 and $987 for 2010 and 2009, respectively
Federal tax equivalent adjustments on loans are $108 and $218 for 2010 and 2009, respectively.

NON-INTEREST INCOME

Non-interest income increased $27,109 to $16,125 for the quarter ended June 30, 2010, compared to $(10,984) from the second quarter of 2009.   Major contributors to the increase in non-interest income from the second quarter of 2009 to the second quarter of 2010 are as follows:

•	An other-than-temporary impairment (OTTI) charge of $20,314 was taken during the second quarter of 2009 on six securities, compared to no charge taken during the second quarter of 2010.

•	The second quarter of 2010 includes $3,351 of gains on sale of securities, compared to $1,479 during the second quarter of 2009.

•
Deposit premiums received from the sales of five branch locations during the second quarter of 2010 totaled $4,371; however, deposit service charges declined by $476, in part, due to the impact on those fees from these sales, as well as the sales of five other branches in the fourth quarter of 2009.  Despite the lower number of branches, debit card interchange fees increased $41.

•
The second quarter of 2009 included a $1,407 reduction to non-interest income reflecting a non-tax deductible mark-to-market adjustment for the warrant issued to the U.S. Department of Treasury under the Capital Purchase Program (Treasury Warrant). The Treasury Warrant was reflected as a liability at March 31, 2009, because it was not fully exercisable at the time of issuance.  In April 2009, our shareholders approved an increase in the authorized shares of common stock and the issuance of the shares underlying the Treasury Warrant, at which point we began accounting for the Treasury Warrant as equity.  The second quarter fair value adjustment reflects the change in value of the Treasury Warrant from March 31, 2009, through the date it was reclassified to equity.

•
Gain on sale of fixed assets increased $460 during the second quarter of 2010, which included a gain of $456 from the sale of five branch locations.  This was partially offset by a $267 increase in losses on sale of other real estate owned (OREO) properties.

•	The second quarter of 2010 included trading losses of $155, compared to trading gains of $235 during the second quarter of 2009.

Non-interest income for the six months ended June 30, 2010, was $23,715, an increase of $29,207 from the six months ended June 30, 2009.  The primary components of the difference include: a decrease in OTTI charges of $21,274; the fair value adjustment in 2009 on the Treasury Warrant of $6,145; an increase in gains on the sale of securities of $1,870; the difference in gains on the sale of branches during 2010 totaling $4,371 versus gains in 2009 of $2,549; a decrease in bank-owned life insurance of $1,052 resulting from our decision to sell or surrender the majority of our polices in 2009; an increase of $458 in gains on the sale of fixed assets; declines in deposit service charges of $904; a decrease in trading income of $211; and a decrease of $147 in gains and losses on OREO properties.

NON-INTEREST EXPENSE

Non-interest expense decreased $6,683, or 22.9%, to $22,486 for the quarter ended June 30, 2010, compared to $29,169 for the second quarter of 2009.  Major contributors to the decrease in non-interest expense from the second quarter of 2009 to the second quarter of 2010 are as follows:

•
A decline in personnel expense of $2,661, including decreases in salaries of $1,880, severance of $472 and stock-based compensation of $195.  These decreases are primarily due to the reduction in workforce that occurred during the second quarter of 2009 as part of our profit improvement program, along with the staff reduction resulting from the branch and loan sales occurring in the third and fourth quarters of 2009.

•	During the second quarter of 2009, we incurred debt prepayment penalties of $1,511. The penalties were incurred when we repaid a $20,000 structured repurchase agreement prior to maturity.

•	Professional fees increased $719, or 35.0%, consisting of higher legal fees of $601 and consulting fees of $281.

•
FDIC insurance premiums decreased $667 to $2,338, as a special 5 basis point assessment totaling $1,623 expensed during the second quarter of 2009 was partially offset by higher rates during the second quarter of 2010.

•	State and local franchise taxes decreased $451 due to the disposition of offices in jurisdictions which impose franchise type taxes.

•
Loan and other real estate owned expenses decreased $484 to $1,404, including other real estate owned related costs of $284, $101 of other real estate owned write-downs, and decreases in loan collection costs of $99.  The primary component of the loan collection and real estate owned collection costs are the accrual of real estate taxes for properties we own or for properties securing non-performing loans.

•	Occupancy expense decreased $378 as the number of branch locations declined with the branch divestitures.

Non-interest expense for the six months ended June 30, 2010, was $44,979, a decrease of $13,663, or 23.3% from the six months ended June 30, 2009.  The primary components of the difference include lower personnel expenses of $5,538, including salaries of $3,558, severance of $593, stock-based compensation of $538 and 401(k) expense of $231; a decrease in loan and other real estate owned expenses of $4,335; debt prepayment penalties of $1,511 occurring in 2009; a decrease in occupancy expense of $841; a decrease in FDIC insurance of $426; and a decrease in bank share taxes of $364.  These decreases were partially offset by an increase of $682 in professional fees, which included increases of $704 for legal expense and $211 for consulting expense.

INCOME TAX BENEFIT

Income tax benefit was $316 and $308 for the three months and six months ended June 30, 2010, respectively, compared to $7,451 and $17,282 for the same period in 2009. The tax benefit includes a favorable adjustment recognized on an amended return which was filed during the period.

The effective tax rate for the second quarter of 2010 was 3.4%, compared to 13.3% for the second quarter 2009.  The decrease in the effective tax rate resulted from the continuation of a full valuation allowance established on deferred tax assets at December 31, 2009.

FINANCIAL POSITION

Total assets at June 30, 2010, were $2,969,811, compared to $2,921,941 at December 31, 2009.

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

The securities portfolio represents our second largest earning asset after commercial loans and serves as a source of liquidity.  Investment securities available for sale were $440,386 at June 30, 2010, compared to $361,719 at December 31, 2009, and are recorded at their fair market values.  The fair value of securities available for sale on June 30, 2010, was $55 higher than the amortized cost, as compared to $7,448 lower at December 31, 2009.  There was no OTTI on securities recognized during the second quarter of 2010.  Additional information on OTTI is provided in Note 3 of the Notes to the unaudited consolidated financial statements in this report.

Trading securities at June 30, 2010, consist of four pooled trust preferred securities valued at $60.  During the second quarter of 2010, we recorded net trading losses of $155.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet.  This includes both Federal Reserve and FHLB stock.  From time-to-time, we purchase or sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. The balance of regulatory stock was $26,299 at June 30, 2010, compared to $29,124 at December 31, 2009.

LOANS HELD FOR SALE

Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.  Loans held for probable branch sales are included in this total on the Consolidated Balance Sheet.

LOANS

Loans, including those held for sale in announced branch divestitures, at June 30, 2010, totaled $1,814,078, compared to $2,110,348 at year-end 2009, reflecting a decrease of $296,270, or 14.0%.  Decreases in CRE and construction and land development loans of $135,723, commercial, industrial and agricultural loans (C&I) of $88,306, residential mortgage loans of $40,859, consumer loans of $13,999, and home equity lines of credit (HELOC) loans of $12,124 came from the branch and loan sales occurring during June 2010, as well as additional initiatives to receive paydowns or payoffs of other CRE loans.  The loan and branch sale transactions, which occurred during the second quarter, included $28,255 of CRE, $552 of construction and land development, $24,407 of C&I, $27,281 of residential mortgage, $3,966 of consumer and $10,308 of HELOC loans.

Loans held for sale include loans expected to be sold in probable third quarter branch divestitures totaling $316,972.

Residential mortgage loan average balances declined $10,008, or 26.2% on an annualized basis during the second quarter of 2010.  We expect the balance of residential mortgage loans will continue to decline, because we sell the majority of new originations to a private label provider on a servicing released basis.  We evaluate our counterparty risk with this provider on a quarterly basis by reviewing their financial results and the potential impact to our relationship of any declines in financial performance.  If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk.  We have never had a strategy of originating sub prime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.   The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio.  Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.

HELOC loan average balances decreased $4,500, or 11.0% annualized from the first quarter 2010.  HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence.  Approximately $10,308 of HELOC loans were included in the loan and branch sales in June.  HELOC loans were $150,810 at June 30, 2010, compared to $162,934 at December 31, 2009.

The average balance of indirect consumer loans declined $4,286, or 28.4% annualized during the second quarter of 2010, as expected, since we exited this line of business in December 2006.  These loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets.  Indirect loans at June 30, 2010, were $54,010 compared to $62,062 at December 31, 2009.  The average balance of direct consumer loans decreased $6,456, or 18.3% annualized during the second quarter of 2010.

Commercial loan average balances for the second quarter of 2010 decreased $95,746, or 24.6% annualized from the first quarter of 2010, and included a decrease in CRE, including commercial construction and land development loans of $76,388, or 26.5% annualized.  C&I loan average balances decreased $19,358, or 19.1% annualized.  Approximately $28,807 of CRE including commercial construction and land development loans, and $24,407 of C&I loans were included in the branch and loan sales during the second quarter of 2010.  In addition, $24,235 of CRE participation loans were sold back to the originating bank at par in late June 2010.  CRE loan balances, including construction and land development loans, were $829,468 at June 30, 2010, $91,054, or 9.9% less than at March 31, 2010.

Our non-owner occupied CRE portfolio was previously managed as three distinct areas.  The largest portion was managed out of our team headquartered in Greater Cincinnati, Ohio, as our CRE line of business.  The next largest portion of the CRE portfolio was managed by our Chicago region.  The remainder of the CRE portfolio was managed in various areas within the core bank franchise.  The entire CRE portfolio is now managed under the direction of our Evansville-based management team.  This has provided a more efficient collection effort as we have utilized dedicated workout officers to assist with this effort.  Our largest property-type concentration is in retail projects at $220,208, or 26.3%, of the total CRE portfolio, which includes direct loans and participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers.  Our second largest concentration is multi-family at $148,283, or 17.7%, of the total CRE portfolio.  Our third largest concentration is for land acquisition and development at $124,944, or 14.9%, of the total, which represents both commercial development and residential development.  Finally, our fourth largest concentration at $99,834, or 11.9%, is to the single-family residential and construction category, 64.9% of which is in the Chicago region.  No other category exceeds 9% of the CRE portfolio.  Of the total non-owner occupied CRE portfolio, $388,814, or 46.4%, is classified as construction.  At June 30, 2010, $620,180, or 74.1%, of the CRE portfolio is located within our four core market states of Indiana, Kentucky, Illinois and Ohio.  The three largest concentrations outside of our core market states are $49,605, or 6.0%, located in Florida, $24,047, or 2.9%, located in Georgia, and $22,659, or 2.7%, located in Tennessee.  Non-owner occupied CRE non-performing loans in our core market states totaled $148,427 at June 30, 2010, with another $29,155 located in Florida, and $13,551 located in Georgia.  Non-performing loans totaling $2,833 and $2,746 at June 30, 2010, were located in North and South Carolina respectively, in which they had $19,640 and $3,816 of loans outstanding.   The majority of projects located outside of our core market states are with developers based in, or having previous connections to, our core market states when these loans were originated that developed or are developing properties in other states. We do not provide non-recourse financing.

The reduction in the size of our loan portfolio from loan sales, branch divestitures and the planned decline in our indirect consumer and residential mortgage loan portfolios, has impacted our level of concentration risk.  The balance in our non-owner occupied CRE portfolio was $837,114, or 46.1%, of the total portfolio at June 30, 2010, compared to $978,927, or 46.4%, at December 31, 2009.    We expect to continue to see balance reductions resulting from our previously stated portfolio reduction initiatives in our non-owner occupied CRE.

The rapid increase of our non-owner occupied CRE portfolio began in 2007 and was partially accelerated due to the disruption of the permanent financing market, and the acquisition of Prairie Financial Corporation in the spring of 2007, which further increased our concentration in non-owner occupied CRE. During the third quarter of 2008, we discontinued pursuing new CRE opportunities, regardless of property type, as additional stress of this market became apparent.  We are exiting the CRE line of business altogether.  We will continue to reduce our current CRE exposure through the sale of performing and nonperforming loans, not make any new commitments, and incent our customers and relationship managers to reduce their outstandings ahead of their prescribed maturities, while increasing our yields as pricing opportunities arise. This effort includes pursuing payoffs from lead banks from whom we have purchased participating interests in loans.  This effort resulted in paydowns of three loans totaling $24,235 during the second quarter of 2010.  We continue to strengthen our Evansville-based workout team while reducing the number of production based CRE lenders within our Chicago and Cincinnati area offices, or moving them to workout roles or specific roles designed to manage existing relationships and receive paydowns and payoffs.

CRE loan balances in Chicago were $206,822 at June 30, 2010, compared to $233,437 at December 31, 2009.  CRE balances from our team in the Greater Cincinnati, Ohio area were $620,763 at June 30, 2010, compared to $735,055 at December 31, 2009.

Loans delinquent 30-89 days were $28,584, or 1.58% of our portfolio at June 30, 2010, compared to $32,352, or 1.61% at March 31, 2010, and $20,605, or 0.98% at December 31, 2009. Delinquent loans include $7,118 of CRE loans, or 0.68% of that portfolio, $17,287 of C&I loans, or 5.60% of that portfolio, $967 of residential mortgage loans, or 0.76% of that portfolio, and $3,212 of consumer and home equity loans, or 0.95% of that portfolio.  Of the delinquent CRE loans, $686, or 9.64%, are located in the Chicago region. Of the $28,584 in 30-89 day past dues, $12,571 was to one C&I borrower which was a maturity driven participation delinquency scheduled to be paid in full during the third quarter by other financial institutions as arranged by the lead bank.  This represented 69 basis points of our total delinquencies.

The Bank has established a committee to oversee OREO for property acquired from foreclosures, which is managed by an experienced property manager from our facilities management group.  The purpose of the OREO committee is to manage these properties and assist in their rapid disposition.  In addition, we have established an OREO link on our web site to further assist in the sale and marketing of these properties.

We have limited exposure to shared national credits.  Our total outstanding amount of shared national credits, which are any loans or loan commitments of at least $20,000 that are shared by three or more supervised institutions, was $37,900 at June 30, 2010.  Of this amount, $6,388, or 16.85%, was classified as non-performing.

LOAN PORTFOLIO
	June 30,	December 31,
	2010	2009
Commercial, industrial and agricultural loans	$514,300	$602,606
Economic development loans and other obligations of state and political subdivisions	13,214	14,773
Lease financing	1,879	5,579
Commercial mortgages	535,372	583,123
Construction and development	294,096	382,068
Residential mortgages	191,940	232,799
Home equity lines of credit	150,810	162,934
Consumer loans	112,467	126,466
Loans, net of unearned income	$1,814,078	$2,110,348

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

Under our Credit Risk Policy, we charge off loans to the allowance as soon as a loan, or a portion thereof, is determined to be uncollectible, and we credit recoveries of previously charged off amounts to the allowance.  At a minimum, charge-offs for retail loans are recognized in accordance with OCC 2000-20, the Uniform Retail Credit Classification and Account Management Policy.  We charge a provision for loan losses against earnings at levels we believe are necessary to assure that the allowance for loan losses can absorb probable losses.

The allowance for loan losses was $106,745 at June 30, 2010, representing 5.88% of total loans plus loans classified as held for sale for the potential branch divestitures, compared with $101,981 at March 31, 2010, representing 5.07% of total loans, and $88,670 at December 31, 2009, or 4.20% of total loans.  The allowance for loan losses to non-performing loans ratio was 46.1%, compared to 45.9% at March 31, 2010, and 41.3% at December 31, 2009.  We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination.  At June 30, 2010, we believe that our allowance appropriately considers the incurred loss in our loan portfolio.  The provision for loan losses was $16,938 for the three months ended June 30, 2010, and $69,638 for the six months ended June 30, 2010, compared to $32,536 and $63,930 for the three and six months ended June 30, 2009.

The provision for loan losses of $16,938 exceeded net charge-offs of $12,174 by $4,764 during the second quarter of 2010.  Annualized net charge-offs to average loans were 2.49% for the quarter, compared to 4.80% for the second quarter of 2009.  Net charge-offs during the second quarter of 2010 included $11,408 of CRE loans, $(122) of C&I loans, $262 of HELOC loans, $248 of indirect consumer loans and $100 for direct consumer loans, while the remaining $278 came from various other loan categories.  Charge-offs from the Chicago region totaled $3,665, while charge-offs from the CRE line of business totaled $7,603.  The majority of these charge-offs relate to the residential development and construction area.  The largest charge-off this quarter was for a partial charge down of $3,387 secured by a CRE construction project for mixed use retail and office purposes located in Georgia. The second largest charge-off was another partial charge down of $1,408 which was secured by a multi-family CRE property located in Kentucky. The third largest charge-off was for $1,038 and was associated with a retail CRE development in the state of Florida. More than 50% of our charge-offs during the second quarter of 2010 were covered by specific reserves within the allowance for loan losses at March 31, 2010.  The $12,174 in net charge-offs represent the lowest level since the third quarter of 2008 and the provision for loan losses of $16,938 was the lowest since the second quarter of 2008.  The provision for loan losses and allowance for loan losses were reduced by $2,342 for the excess of the recorded allowance over the discount, if any, for loans sold that were included in the two branch and loan sales which occurred during the second quarter of 2010.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning Balance	$101,981	$78,525	$88,670	$64,437
Loans charged off	(13,334)	(29,194)	(53,447)	(46,830)
Recoveries	1,160	442	1,884	772
Provision for loan losses	16,938	32,536	69,638	63,930
Ending Balance	$106,745	$82,309	$106,745	$82,309

Percent of total loans (1)	5.88%	3.50%	5.88%	3.50%

Annualized % of average loans:
Net charge-offs	2.49%	4.80%	5.14%	3.82%
Provision for loan losses	3.46%	5.43%	6.95%	5.31%

(1) Includes loans held for sale for probable branch divestitures in 2010.

At June 30, 2010, a relationship with a total balance of $15,538 to a Chicago area builder secured by a commercial construction project for land acquisition purposes was our largest non-performing loan. The second largest non-performing loan or relationship had a balance of $13,551, after charge-offs of $6,887, and is secured by a real estate project for mixed use retail and office space located in Georgia. The third largest non-performing relationship was with a developer in the Chicago area that had an outstanding balance of $12,995, after charge-offs of $3,091 and is secured by a residential development.  The fourth largest non-performing loan is secured by undeveloped raw land located in Florida and had a balance of $9,900.

The majority of the remainder of our commercial non-performing loans is secured by one or more residential properties arising from our Chicago region or CRE line of business, typically at an 80% or less loan-to-value ratio at inception.  The Chicago residential real estate market has continued to experience less sales activity than we originally anticipated.  The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 29.3% from the peak of the index in September 2006 to the most recent index for April, as published in June.  The Zillow index for the first quarter of 2010 shows a decline of 28.8% from its peak during the second quarter of 2006.  On a year-over-year basis, the Zillow index shows a decline of 11.7% for all homes, with a 16.2% decline for single-family housing and a 9.4% decline for condominiums.  Information we gained by reviewing new appraisals for existing loans has been consistent generally with the declines indicated by the Case-Schiller and Zillow indices.  If sales levels and values in Chicago continue to decline through the rest of the year, it is likely that we will experience further losses.

Impaired loans, including troubled debt restructures, totaled $243,129 at June 30, 2010, and had a specific reserve of $39,844 included in the loan loss reserve of $106,745. This compares to impaired loans of $203,470 at December 31, 2009, and $248,053 at March 31, 2010 with specific reserves of $32,036 and $36,750, respectively. Impaired loans consist primarily of non-performing loans and certain other loans where a specific reserve allocation is consistent with our more aggressive disposition strategy.

Occasionally, we may agree to modify contractual terms of a borrower’s loan. In such cases, where modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructure (TDR). Loans modified in a TDR are generally placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which will require that the borrower demonstrates a period of performance in accordance to the restructured terms of six months or more. At June 30, 2010, loans fitting this description totaled $19,568. At December 31, 2009, loans modified in a TDR, totaled $4,266 with specific allocation of allowance for loans losses of $717.

OREO decreased to $33,706 at June 30, 2010, compared to $36,173 at March 31, 2010, and was up slightly from the year-end 2009 total of $31,982.  The ratio of non-performing assets to total loans and other real estate owned increased to 14.35% at June 30, 2010, compared to 11.52% at year end 2009 because of the increase in non-performing assets, the impact on the ratio of performing branch and balancing loans included in the second quarter branch and loan sales, and other payoffs and paydowns of performing loans.  This percentage is expected to increase as a result of the three pending branch and loan sale transactions expected to close during the third quarter.  Approximately 52%, or $138,134, of our total non-performing assets are in our Chicago region.  These assets represent approximately 57% of the total assets in our Chicago region.

Total non-performing loans at June 30, 2010, consisting of non-accrual and loans 90 days or more past due, were $231,317, an increase of $16,437 from December 31, 2009 and $9,212 from March 31, 2010.  Non-performing loans were 12.75% of total loans, compared to 10.18% at December 31, 2009, and 11.04% at March 31, 2010.  This percentage was again impacted by the second quarter sale of performing loans in the branch and loan sale transactions.  Of the non-performing loans, $220,132 are in our CRE portfolio and $3,620 are C&I loans, while the balance consists of homogenous 1-4 family residential and consumer loans.  Total non-performing CRE loans at June 30, 2010 included $122,362 of residential real estate related projects. Of this total, $74,365 was from the Chicago region and $46,071 from our CRE line of business.  The Chicago non-owner occupied CRE portfolio had commitments of $179,868 and outstanding balances of $179,630 at June 30, 2010.  The Chicago portfolio made up 50% and 52% of our total non-performing loans and non-performing assets respectively at June 30, 2010.  Non-owner occupied real estate within the CRE line of business had commitments of $641,189 and outstanding balances of $585,709 at June 30, 2010.  This portfolio made up 44% and 42% of our total non-performing loans and non-performing assets, respectively, at June 30, 2010. The Chicago region and the CRE line of business make up 13.2% and 35.7% of total outstanding loans.

We are continuing to improve our credit management processes in several ways, including the following:

•
We are continuing to obtain new appraisals on properties securing our non-performing CRE loans and using those appraisals to determine specific reserves within the allowance for loan losses.  As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate.

•	We shifted the credit analysis effort for our Chicago region and CRE line of business to our centralized Credit Service Center in Evansville.

•	We are managing the work out effort of our CRE line of business within our Evansville-based workout group.

•	We have added additional loan workout specialists in Evansville to service our Chicago and CRE portfolios and transitioned our relationship managers to assist with an orderly exit strategy.

•
During the first quarter of 2010, we modified our problem asset disposition strategy and are now pursuing more rapid dispositions of our non-performing assets as opportunities arise.  We will take advantage of opportunities to sell, exchange for other assets or accept discounted payoffs where appropriate, particularly in situations in which we expect it would take several quarters for values to recover.  We believe this more rapid disposition policy for troubled assets will accelerate our return to profitability and credit quality norms by providing increased liquidity for redeployment, reduce real estate taxes, legal fees, and other asset carrying costs, allow for more effective utilization of our workout team, and reduce our overall staffing costs.

Listed below is a comparison of non-performing assets.

	June 30,	December 31,
	2010	2009
Nonaccrual loans	$223,476	$210,753
90 days or more past due loans	7,841	4,127
Total non-performing loans (1)	231,317	214,880
Trust preferred held for trading	60	36
Other real estate owned	33,706	31,982
Total non-performing assets	$265,083	$246,898

Ratios:
Non-performing Loans to Loans	12.75%	10.18%
Non-performing Assets to Loans and Other Real Estate Owned	14.35%	11.52%
Allowance for Loan Losses to Non-performing Loans	46.15%	41.26%

(1)  Includes non-performing loans classified as loans held for sale

Changes in other real estate owned were as follows for the three and six months ended June 30, 2010:

SUMMARY OF OTHER REAL ESTATE OWNED

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Beginning Balance	$36,173	$31,982
Additions	1,085	6,687
Sales	(3,432)	(4,434)
Write-downs	(81)	(477)
Other changes	(39)	(52)
Ending Balance	$33,706	$33,706

DEPOSITS

Total deposits were $2,472,454 at June 30, 2010, compared to $2,365,106 at December 31, 2009, an increase of $107,348.  During the second quarter of 2010, we sold five banking offices.  The buyers of these offices assumed $98,057 of deposits in these transactions.  The decrease in deposits from the branch sales were offset by the increases of $96,756 in brokered time deposits and $91,825 in certificates of deposit.

Average balances of deposits for the second quarter of 2010, as compared to the first quarter ended March 31, 2010, included increases in brokered time deposits of $121,803, retail certificates of deposit of $46,952, and money market accounts of $3,592.   Decreases in public fund time deposits of $20,978, non-interest bearing demand deposits of $10,415, savings accounts of $6,815, and interest checking accounts of $5,149, partially offset these increases.

We have used brokered certificate of deposits to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing pressure.

Because the Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, it may not obtain new brokered funds as a funding source and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points.  We have compared the Bank’s current rates with the national rate caps and reduced any rates over the rate cap to fall within those caps.  We have made changes in product design and established a new source for retail certificates of deposit that we believe will mitigate any risk associated with deposits we might lose due to the rate restrictions.

SHORT-TERM BORROWINGS

Short-term borrowings totaled $66,058 at June 30, 2010, an increase of $3,944 from December 31, 2009. Short-term borrowings consist of securities sold under agreements to repurchase, which are collateralized transactions acquired in national markets, as well as from our commercial customers as a part of a cash management service.

At June 30, 2010, we had availability from the FHLB of $142,897, and availability of $111,681 under the Federal Reserve secondary credit program.

LONG-TERM BORROWINGS

Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, the FDIC guaranteed note issued under the Temporary Liquidity Guarantee Program (TLGP), floating rate unsecured subordinated debt and trust preferred securities.  Long-term borrowings decreased to $348,470 at June 30, 2010, from $361,071 at December 31, 2009.

We continuously review our liability composition.  Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.

CAPITAL EXPENDITURES

In October 2009, we signed a contract to construct a new banking center in the Evansville, Indiana, metro area at a cost of $2,350.  This banking center was completed and opened in the second quarter of 2010.  There were no material commitments for additional capital expenditures at June 30, 2010.

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

	June 30,	December 31,
	2010	2009
Commitments to extend credit	$355,759	$421,908

Standby letters of credit	16,280	18,419

Non-reimbursable standby letters of credit and commitments	1,557	2,014

There have been no other material changes in off-balance sheet arrangements and contractual obligations since December 31, 2009.

CAPITAL RESOURCES AND LIQUIDITY

We, and Integra Bank, are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory actions and generate the possibility of additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum Total Capital and Tier 1 Capital to Risk-Weighted Assets Ratios, and Tier 1 Capital to Average Assets Ratios (as defined). As of June 30, 2010, the Bank met all minimum capital adequacy requirements to which it is subject and is considered “adequately capitalized”.

In August 2009, the Bank agreed with the OCC to develop a plan to increase the Bank’s Tier 1 Capital Ratio to at least 8%, and its Total Risk-Based Capital Ratio to at least 11.5%.  At June 30, 2010, these capital ratio requirements had not been met.  We do not expect that the Bank will achieve the regulatory capital ratios we have agreed to with the OCC unless we raise additional capital by selling common or preferred stock in the private or public markets and recapitalizing other elements of our capital structure.

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and the Bank:

	Regulatory Guidelines		Actual
	Minimum	Well-	June 30,	December 31,
	Requirements	Capitalized	2010	2009

Integra Bank Corporation:
Total Capital (to Risk-Weighted Assets)	8.00%	N/A	5.47%	9.94%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	N/A	2.73%	6.17%
Tier 1 Capital (to Average Assets)	4.00%	N/A	1.78%	4.43%

Integra Bank N.A.:
Total Capital (to Risk-Weighted Assets)	8.00%	10.00%	8.33%	10.05%
Tier 1 Capital (to Risk-Weighted Assets)	4.00%	6.00%	7.02%	8.76%
Tier 1 Capital (to Average Assets)	4.00%	5.00%	4.53%	6.30%

The amount of dividends which our subsidiaries may pay to us is governed by applicable laws and regulations.  Federal banking law limits the amount of dividends that national banks can pay to their holding companies without obtaining prior regulatory approval.    For the Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above.  As of June 30, 2010, the Bank did not have retained earnings available for distribution in the form of dividends to the holding company without prior regulatory approval.

At June 30, 2010, the Bank was considered “adequately capitalized” while the Company was considered undercapitalized under regulatory guidelines, subjecting both entities to restrictions under the FDIC Improvement Act of 1991.  These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC.  This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements.  These daily requirements reflect the ability to provide funds to meet loan requests, fund existing commitments and to accommodate possible outflows in deposits and other borrowings.  Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Asset liquidity is provided by cash and assets that are readily marketable, can be pledged, or will mature in the near future.

The Bank’s primary sources of funds are customer deposits, loan payments, maturities of and cash flow from investments securities, and borrowings.  We have significant balances in public fund deposits in Indiana, Kentucky, Illinois and Ohio.  We are required to pledge collateral to cover the balances held in Kentucky, Illinois and Ohio as directed by the laws of each state.  The State of Indiana currently doesn’t require collateralization of public fund deposits as they are covered by the Public Deposit Insurance Fund of Indiana (PDIF).  The State of Indiana changed this law effective July 1, 2010, and plans to require some banks to pledge collateral for public fund deposits based on the strength of their financial ratings.  The PDIF is in the process of determining what collateral requirements will be imposed based upon the financial ratings.  The revisions to the law are likely to result in additional pledging requirements for the Bank in the third or fourth quarter of 2010.  Securities available for sale balances increased $80,938 during the second quarter of 2010, while the percentages of total securities pledged as collateral declined to 54% compared to 65% at March 31, 2010.  If we become subject to these new collateral requirements in Indiana, we expect to meet the requirements through the pledging of additional securities.

For the Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. We continuously monitor our current and prospective business activity in order to design maturities of specific categories of short-term loans and investments that are in line with specific types of deposits and borrowings.  The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. When these sources are not considered to be adequate, we have utilized brokered deposits and repurchase agreements, secured funding through the TLGP program and utilized borrowing programs from the Federal Reserve, including TAF.  We may utilize the Bank’s borrowing capacity with the FHLB or we can also sell investments and loans.

Due to our recent financial performance, we elected to maintain a higher level of liquidity and increased our cash position during the first half of 2010.  Cash and due from banks totaled $591,160 at June 30, 2010, as compared to $304,921 at December 31, 2009 and $312,233 at June 30, 2009.

In the event that the Bank’s ability to attract and retain deposits is negatively impacted by interest rate restrictions, we believe that sufficient cash and liquid assets exist to maintain operations and meet all obligations as they come due.  We complied with the national rate cap limitations during the second quarter of 2010.  While the restrictions have impacted some of our deposit products, they have not resulted in a meaningful loss in deposits, and have in fact, contributed to an increase in our net interest margin.  We have made changes in product design and established a new source for retail certificates of deposits to mitigate the risk associated with these regulatory restrictions on deposits.

At June 30, 2010, federal funds sold and other short-term investments were $50,003.  Additionally, at June 30, 2010, we had in excess of $190,960 in unencumbered securities available for repurchase agreements or liquidation.

Following changes in the borrowing rate and maturity for loans through the Federal Reserve’s discount window, the Bank shifted collateral pledged for borrowing capacity from the Federal Reserve to the FHLB in an effort to maximize the borrowing capacity and allow for longer maturities.  As of June 30, 2010, the excess borrowing capacity at the FHLB was in excess of $142,897 while the capacity at the Federal Reserve was in excess of $111,681 under the secondary credit program.

The existing Transaction Account Guarantee (TAG) program provides unlimited insurance coverage through December 31, 2010 on non-interest bearing transaction accounts and NOW accounts bearing an interest rate of .25% or less.  As part of the new financial regulatory reform bill signed on July 21, 2010, the TAG program was extended until December 31, 2012.  This final rule was modified and provides unlimited insurance coverage on non-interest bearing transaction accounts only.  The financial regulatory reform bill also made permanent the extension of the $250 per depositor insurance coverage, which was increased from the $100 limit.

Liquidity at the holding company level has historically been provided by dividends from Integra Bank, cash balances, liquid assets, and proceeds from capital market transactions.  Because of recent losses, the Bank cannot pay any dividends to us without advance approval from the OCC.  Should the Bank make such a request, no assurance can be given that it would be approved.

Liquidity is required to support operational expenses, pay taxes, meet outstanding debt obligations, and other general corporate purposes.  In order to enhance our liquidity, we have suspended payments of cash dividends on all of our outstanding stock, and deferred the payment of interest on our outstanding subordinated notes relating to our trust preferred securities.  The trust documents allow us to defer payments of interest for up to five years without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of distributions on the trust preferred securities.  Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or lower than the subordinated debentures.

We believe that the suspension of dividends on our common and preferred stock and the deferral of interest payments on our subordinated debentures are preserving approximately $1,900 per quarter, thereby enhancing our liquidity.  At June 30, 2010, the cash balance held by the parent company was $1,940, which is expected to remain stable as our projected cash inflows are similar to our cash outflows.

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

Earnings at Risk (EAR). We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income (NII) that will be impacted by changes in interest rates.  Since March 31, 2009, we have used a simulation model to run immediate and parallel changes in interest rates from a base scenario using a static yield curve. Prior to that, implied forward rates were used for the base scenario.   Simulations are run using a dynamic balance sheet that is consistent with current strategic initiatives and expectations for growth.  The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the base scenario yield curve up and down 100, 200, and 300 basis points.  Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships.  Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios.  This simulation model projects the net interest income under each rate scenario using consistent balance sheet projections and calculates the percentage change from the base interest rate scenario.  The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a downward 100 basis point shock and minus 10 percent to an upward 200 basis point shock. At June 30, 2010, we would experience a negative 19.22% change in EAR if interest rates moved downward 100 basis points versus a negative 4.80% change at December 31, 2009.  While the EAR measure to falling rates exceeds policy guidelines, Board ALCO has approved a temporary exception as the risk is primarily driven by strategic decisions to strengthen liquidity and capital.  This includes restructuring and growing the securities portfolio, additional fixed rate term CDs as well as an increase in the level of cash.  In addition, market rates are already comparatively low with both two year treasury and two year swap rates declining to below one percent at June 30, 2010.  If interest rates moved upward 200 basis points, we would experience a positive 17.74% change in net interest income versus a positive 7.96% change at December 31, 2009.  The positive change in NII to rising rates continues to be driven by a high volume of floating rate loans, an absence of overnight funding and the use of longer term fixed rate CDs to enhance liquidity.  The EAR measure is also sensitive to the total earnings in the base NII forecast.  Since projected earnings have declined due to loan runoff and branch divestitures, dollar changes in NII due to rising or falling rates will now result in a larger percentage change from the base forecast.

Trends in Earnings at Risk

	Estimated Change in EAR from the Base Interest Rate Scenario
	-100 basis points	+200 basis points
June 30, 2010	-19.22%	17.74%
December 31, 2009	-4.80%	7.96%

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

At June 30, 2010, we would experience a negative 9.59% change in EVE if interest rates moved downward 100 basis points compared to negative 2.01% at December 31, 2009. If interest rates moved upward 200 basis points, we would experience a positive 8.74% change in EVE compared to positive 0.81% at December 31, 2009.  Both of these measures are within Board approved policy limits. The variances in EVE risk from year end are largely liquidity driven and reflect a change in the balance sheet mix.  This includes a decrease in loans and transaction deposits along with a significant increase in cash and longer term fixed rate CDs.  The shift to longer term CDs locks in funding costs for an extended period of time and yields a positive impact to risk with rising rates and a negative impact to risk with falling rates.  Cash has a stable value in all rate scenarios unlike fixed rate earnings assets which generally lose value as market rates rise and gain value as market rates decline.  In addition, the investment portfolio was restructured and enlarged and overall consists of securities with shorter average lives and less extension risk to rising rates than at year end.  While the balance sheet changes noted above have an overall positive impact on risk to rising rates as well as strengthening liquidity, they have an adverse impact on future earnings and net interest margin in a stable rate environment.

Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-100 basis points	+200 basis points
June 30, 2010	-9.59%	8.74%
December 31, 2009	-2.01%	0.81%

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

Item 4.  Controls and Procedures

As of June 30, 2010, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

The following risk factors replace in their entirety the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.  Dollar amounts are shown in thousands.

We are required to comply with the terms of agreements and understandings with our regulators and if we do not comply with them, we are likely to become subject to additional regulatory actions.

The agreements with the OCC and the Reserve Bank will remain in effect until stayed, modified, terminated or suspended by the applicable regulator. We have been directing efforts to comply with the requirements of these regulatory agreements; however, compliance will be determined by the regulators.  If the Bank does not achieve and maintain the minimum capital ratios that we have agreed to with the OCC, it is likely that the OCC will take some additional enforcement action requiring us to raise additional capital by a specified date. If the regulators take additional enforcement actions against us, it would likely increase our expenses and could limit our business activities.  There could be other expenses associated with a continued deterioration of the Bank's capital, such as increased deposit insurance premiums payable to the FDIC.

We do not expect to be able to raise additional capital without existing shareholders suffering substantial dilution.

We believe we will need to raise capital in order to achieve the regulatory capital levels we have agreed to with the OCC.  Our ability to raise additional capital will depend on conditions in the private and public capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, there can be no assurance that we can raise additional capital or on terms acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

The decline in the value of our common stock since January 1, 2009, means that any issuance of common stock would significantly dilute the ownership of our existing shareholders because we would have to issue more shares than if we had raised the same amount of capital when our share price was higher.  Absent a substantial improvement in our financial performance, it is unlikely that we would be able to raise additional capital without further diluting the ownership of our existing shareholders.

Our common stock constitutes equity and is subordinate to our existing and future indebtedness and Treasury Preferred Stock, and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

The shares of our common stock represent equity interests in us and do not constitute indebtedness.  Accordingly, the shares of our common stock will rank junior to all of our existing and future indebtedness and to other non-equity claims on the parent company with respect to assets available to satisfy its claims.  Further, holders of our common stock are subject to the prior dividend and liquidation rights of the holder(s) of Treasury Preferred Stock.  The Treasury Preferred Stock has an aggregate liquidation preference of $83,586.  The terms of the Treasury Preferred Stock prohibit us from paying dividends with respect to our common stock unless all accrued and unpaid dividends for all completed dividend periods with respect to the Treasury Preferred Stock have been paid.

In addition, our right to participate in any distribution of assets of the Bank upon the Bank's liquidation or otherwise, and the ability of holders of our common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of the Bank.  As a result, holders of our common stock are structurally subordinated to all existing and future liabilities and obligations of the Bank. At June 30, 2010, the Bank's total deposits and other liabilities were approximately $2,923,531.

If we continue to suffer significant loan losses, it may be difficult to continue in operation.

We have recorded net losses of $64,084 in the first six months of 2010, $194,981 in 2009, and $110,875 in 2008.  Further significant losses will make it difficult for us to continue in operation.

Our losses have largely resulted from loan and investment impairments.  Since January 1, 2008, we have recorded total provisions for loan losses of $248,790 and other than temporary impairment charges on investments of $32,306.  While our losses also included a charge off of goodwill of $122,824, and charges to establish an allowance against the realization of our deferred tax asset of $123,872, these latter charges would not have been required had we not incurred the losses on loans and investments.

We do not expect to incur any additional significant losses from our investment portfolio. However, substantial risks remain in certain portions of our loan portfolio. As of June 30, 2010, approximately 58% of our loan portfolio consisted of CRE and C&I loans.  These types of loans are typically larger than the loans, which made up the remaining portion of our loan portfolio.  The deterioration of one or a few of these loans can lead to a significant increase in non-performing loans.  Additional increases in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

We may not successfully execute our plan to return to profitability.

We are executing a plan to return to profitability by restructuring our operations and balance sheet and focusing on our profitable core community banking franchise.  We have sold multiple clusters of branches and loans and have definitive agreements for additional sales to help us achieve our priorities.  However, by themselves, it is unlikely that these transactions will result in a return to profitability or permit us to reach our regulatory capital targets.

Our operations may be adversely affected if we are unable to secure adequate funding. Our use of wholesale funding sources exposes us to liquidity risk and potential earnings volatility.

We rely on wholesale funding, including FHLB advances and brokered deposits, to augment our core deposits to fund our business. As of June 30, 2010, our use of such wholesale funding sources amounted to approximately $1,072,317 or 37% of total funding. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our commercial and consumer banking operations. The continued availability to us of these funding sources is uncertain.  We are currently restricted from accepting new brokered deposits and it may be difficult for us to retain or replace them at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

As a result of these liquidity risks, we have increased our cash balance accounts to $591,160 at June 30, 2010 from $304,921 at December 31, 2009.  These actions have had and are expected to continue to have an adverse impact on our net interest income and net interest margin.

In addition, if the Bank fails to remain “adequately capitalized” under federal regulatory capital standards, it may no longer be eligible to accept public fund deposits. As of June 30, 2010, we had public fund deposits of approximately $276,180. Approximately $137,474 of these public deposits mature by December 31, 2011. As a result, any such restrictions on our ability to accept public deposits are likely to have a material adverse impact on our business and financial condition.

Our financial performance will be materially and adversely affected if we are unable to maintain our access to funding or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations would be adversely affected.

Current market developments, particularly in real estate markets, may adversely affect our industry, business and results of operations.

Dramatic declines in the housing and commercial real estate markets in the past two years, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of these conditions, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers including financial institutions.

This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Further negative market developments may continue to negatively affect consumer confidence levels and may continue to contribute to increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

We are deferring payments on our preferred stock and trust preferred securities and the accrued but unpaid amounts are accumulating as a liability on our balance sheet, and this liability is expected to continue to increase as we have no current plans to resume such dividend payments at any time in the near future.

We are currently deferring payment of quarterly dividends on the Treasury Preferred Stock, which accrue cumulative dividends quarterly at a rate of 5% per annum through February 27, 2014, and 9% per annum thereafter. In addition, we have exercised our right to defer interest payments on the subordinated debentures relating to our trust preferred securities. As a result, quarterly dividends on the related trust preferred securities are also being deferred. We may defer such interest payments for a total of 20 consecutive calendar quarters without causing an event of default under the documents governing these securities. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default.

We do not have any current plans to resume payments on the preferred stock or subordinated debentures in the near future. Before we can resume these payments, however, we will have to pay the accrued amounts in full. As of June 30, 2010, these accrued but unpaid amounts totaled $5,834.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense. This reserve represents our best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in our judgment is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects our ongoing evaluation of various factors, including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of regulatory examinations, and current economic conditions.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers and guarantors, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, the OCC periodically reviews our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Our non-performing assets increased by $76,603 to $246,898 in 2009 and by $18,185 to $265,083 in the first six months of 2010.  Any further significant increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

The Treasury Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends on the Treasury Preferred Stock reduce the net income available to common shareholders and our earnings per common share.  The Treasury Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the parent company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Treasury Warrant in conjunction with the sale of the Treasury Preferred Stock is exercised.  The shares of common stock underlying the Treasury Warrant represent approximately 38% of the shares of our common stock outstanding as of June 30, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although the Treasury Department has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the Treasury Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

If we are unable to redeem the Treasury Preferred Stock by February 2015 the cost of this capital to us will increase substantially.

The agreement we have with the Reserve Bank prohibits us from redeeming our outstanding capital stock without the prior written approval of the Reserve Bank.  If we are unable to redeem our Treasury Preferred Stock prior to May 15, 2015, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $4,179 annually) to 9.0% per annum (approximately $7,523 annually).  Depending on our financial condition at the time, this increase in the annual dividend rate on the Treasury Preferred Stock could have a material negative effect on our liquidity.

If we fail to pay dividends on the Treasury Preferred Stock for six or more dividend periods, the holders will be entitled to elect two directors.

If we do not pay dividends on the Treasury Preferred Stock for six dividend periods or through the dividend payable February, 2011, the total number of positions on our board of directors will automatically increase by two and the holders of the Treasury Preferred Stock, acting as a class with any other parity securities having similar voting rights, will have the right to elect two individuals to serve in the new director positions.  This right and the terms of such directors will end when we have paid in full all accrued and unpaid dividends on the Treasury Preferred Stock for all past dividend periods.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

As an FDIC-insured institution, we are required to pay deposit insurance premium assessments to the FDIC. Due to higher levels of bank failures beginning in 2008, the FDIC has taken numerous steps to restore reserve ratios of the deposit insurance fund. Our deposit insurance expense increased substantially in 2009 compared to prior periods, reflecting higher rates and a special assessment in the second quarter of 2009.

The amount of deposit insurance that we are required to pay is subject to factors outside of our control, including bank failures and regulatory initiatives. Such increases may adversely affect our results of operations.

As a participant in the CPP, we are subject to many restrictions on the compensation we can pay to executive officers.

As a participant in the Treasury Department's CPP, we must comply with numerous executive compensation requirements for as long as the Treasury holds any of the Treasury Preferred Stock.  These standards include (1) ensuring that incentive compensation plans and arrangements for our Chief Executive Officer, Chief Financial Officer and the next most highly compensated executive officers (the "Senior Executive Officers") do not encourage unnecessary and excessive risks that threaten our value; (2) required clawback of any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our 20 next most highly-compensated employees based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (3) prohibitions on making golden parachute payments to Senior Executive Officers and our five next most highly-compensated employees, except for payments for services performed or benefits accrued; (4) prohibitions on paying or accruing any bonus, retention award or incentive compensation with respect to our five most highly-compensated employees, except for grants of restricted stock that do not fully vest while we participate in the CPP and do not have a value which exceeds one-third of an employee’s total annual compensation; (5) prohibitions on compensation plans that encourage manipulation of reported earnings; (6) retroactive review of bonuses, retention awards or other compensation that the Treasury finds to be inconsistent with the purposes of the CPP or otherwise contrary to the public interest; and (7) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the Senior Executive Officers in excess of $500,000 per year.  The overall effect of these restrictions has been to make it more difficult to attract and retain talented executive officers.

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

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. Due to our participation in the Capital Purchase Program, we do not have employment agreements with our most senior executives. Many of our competitors do not face the same restrictions. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

On November 12, 2009, the Federal Reserve issued final rules that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions if the consumers have not consented, or opted in, to the overdraft service for these types of transactions.  We anticipate these new rules could significantly impact our non-sufficient funds and overdraft income the last two quarters of 2010.  Financial institutions will be required to comply with new disclosure requirements by July 1, 2010 for new accounts and August 15, 2010 for existing accounts.

We may not be able to return our stock price to a level necessary to be listed on the NASDAQ Global Market.

We received a letter from The Nasdaq Stock Market Inc. ("Nasdaq") on July 2, 2010, indicating that we no longer met the requirement under Rule 5450(a)(1) (the "Bid Price Rule") because the closing bid price per share of our common stock has been below $1.00 per share for 30 consecutive business days.  The letter stated that we have until December 27, 2010, to regain compliance by maintaining a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days.  Nasdaq will provide us written confirmation of compliance with Rule 5450(a)(1) if this condition is met.

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

The impact of financial reform legislation on us is uncertain.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions.  Changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new regulations designed to protect consumers in financial transactions are only a few of the provisions of the Act.  Many of these provisions are subject to rule making procedures and studies that will be conducted in the future.  Accordingly, we cannot assess the impact the Act will have on us at the present time.

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
Michael J. Alley
Chairman of the Board
and Chief Executive Officer
July 29, 2010

/s/ Michael B. Carroll
Michael B. Carroll
Chief Financial Officer
July 29, 2010