Form 10-Q
period 2010-09-30
INTEGRA BANK CORP
filed 2010-11-10
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   ________________    to  ___________________ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 29, 2010
(Common stock, $1.00 Stated Value)	21,062,464

INTEGRA BANK CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

PAGE NO.
Item 1. Unaudited Financial Statements

Consolidated balance sheets-
September 30, 2010 and December 31, 2009	3

Consolidated statements of income-
Three months and nine months ended September 30, 2010 and 2009	4

Consolidated statements of comprehensive income-
Three months and nine months ended September 30, 2010 and 2009	6

Consolidated statements of changes in shareholders’ equity-
Nine months ended September 30, 2010	7

Consolidated statements of cash flow-
Nine months ended September 30, 2010 and 2009	8

Notes to unaudited consolidated financial statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	50

Item 4. Controls and Procedures	51

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	52

Item1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. Reserved	52

Item 5. Other Information	52

Item 6. Exhibits	53

Signatures	54

PART I - FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$500,600	$304,921
Federal funds sold and other short-term investments	50,031	49,653
Total cash and cash equivalents	550,631	354,574
Loans held for sale (at lower of cost or fair value)	4,148	93,572
Securities available for sale	544,559	361,719
Securities held for trading	148	36
Regulatory stock	24,713	29,124
Loans, net of unearned income	1,456,967	2,019,732
Less: Allowance for loan losses	(95,539)	(88,670)
Net loans	1,361,428	1,931,062
Premises and equipment	32,768	37,814
Premises and equipment held for sale	3,134	4,249
Other intangible assets	4,173	8,242
Other real estate owned	34,814	31,982
Other assets	66,629	69,567
TOTAL ASSETS	$2,627,145	$2,921,941

LIABILITIES
Deposits:
Non-interest-bearing demand	$227,106	$263,530
Non-interest-bearing held for sale	-	7,319
Interest-bearing	1,925,464	2,004,369
Interest-bearing held for sale	-	89,888
Total deposits	2,152,570	2,365,106
Short-term borrowings	55,841	62,114
Long-term borrowings	348,161	361,071
Other liabilities	38,667	31,304
TOTAL LIABILITIES	2,595,239	2,819,595

Commitments and contingent liabilities (Note 11)	-	-

SHAREHOLDERS' EQUITY
Preferred stock - no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586
Liquidation preference of $88,288 at September 30, 2010	82,271	82,011
Common stock - $1.00 stated value:
Shares authorized: 129,000,000
Shares outstanding: 21,066,130 and 20,847,589 respectively	21,066	20,848
Additional paid-in capital	217,068	216,939
Retained earnings (Accumulated deficit)	(291,742)	(210,371)
Accumulated other comprehensive income (loss)	3,243	(7,081)
TOTAL SHAREHOLDERS' EQUITY	31,906	102,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,627,145	$2,921,941

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans:
Taxable	$17,857	$24,374	$60,246	$75,410
Tax-exempt	77	192	277	597
Interest and dividends on securities:
Taxable	3,493	3,265	10,310	13,736
Tax-exempt	198	592	640	2,425
Interest on securities held for trading	-	81	-	103
Dividends on regulatory stock	135	337	542	1,015
Interest on loans held for sale	29	89	87	319
Interest on federal funds sold and other short-term investments	395	272	941	539
Total interest income	22,184	29,202	73,043	94,144

INTEREST EXPENSE
Interest on deposits	7,674	10,356	24,259	34,302
Interest on short-term borrowings	54	268	151	1,614
Interest on long-term borrowings	2,995	2,528	8,401	7,921
Total interest expense	10,723	13,152	32,811	43,837

NET INTEREST INCOME	11,461	16,050	40,232	50,307
Provision for loan losses	26,240	18,913	98,220	82,843
Net interest income after provision for loan losses	(14,779)	(2,863)	(57,988)	(32,536)

NON-INTEREST INCOME
Service charges on deposit accounts	3,685	5,335	12,229	14,783
Other service charges and fees	976	1,098	3,066	3,142
Debit card income-interchange	1,207	1,368	3,931	3,998
Trust income	440	630	1,391	1,652
Gain (Loss) on sale of other assets	(329)	(219)	(93)	(294)
Net premiums on sales of deposits	11,241	-	15,612	2,549
Net gains on sale of divested loans	9,498	676	11,840	676
Net securities gains (losses)	-	6,578	3,349	8,057
Other than temporary impairment loss:
Total impairment losses recognized on securities	(585)	-	(864)	(22,634)
Loss or reclassification recognized in other comprehensive income	-	-	(69)	(1,150)
Net impairment loss recognized in earnings	(585)	-	(795)	(21,484)
Warrant fair value adjustment	-	-	-	(6,145)
Other	1,246	(639)	2,906	2,401
Total non-interest income	27,379	14,827	53,436	9,335

NON-INTEREST EXPENSE
Salaries and employee benefits	8,909	10,187	27,007	33,823
Occupancy	1,929	2,348	6,047	7,307
Equipment	638	749	2,075	2,406
Professional fees	4,315	1,699	8,784	5,486
Communication and transportation	873	1,126	2,761	3,378
Processing	513	647	1,747	2,138
Software	503	654	1,641	1,901
Marketing	149	312	638	1,152
Loan and OREO expense	5,813	2,545	8,814	9,881
FDIC assessment	2,753	1,721	7,134	5,676
Low income housing project losses	642	161	1,490	1,324
Debt prepayment penalties	-	27	-	1,538
Amortization of intangible assets	286	421	1,110	1,264
State and local franchise tax	269	324	693	1,112
Other	1,204	1,448	3,834	4,625
Total non-interest expense	28,796	24,369	73,775	83,011
Income (Loss) before income taxes	(16,196)	(12,405)	(78,327)	(106,212)
Income tax expense (benefit)	(42)	7,330	(350)	(9,952)
Net income (loss)	(16,154)	(19,735)	(77,977)	(96,260)
Preferred stock dividends and discount accretion	1,133	1,117	3,394	2,669
Net income (loss) available to common shareholders	$(17,287)	$(20,852)	$(81,371)	$(98,929)

Unaudited Consolidated Statements of Income are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Income (Continued)
(In thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings (Loss) per common share:
Basic	$(0.84)	$(1.01)	$(3.94)	$(4.78)
Diluted	(0.84)	(1.01)	$(3.94)	$(4.78)

Weighted average common shares outstanding:
Basic	20,686	20,707	20,672	20,713
Diluted	20,686	20,707	20,672	20,713

Dividends per common share	$-	$-	$-	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(16,154)	$(19,735)	$(77,977)	$(96,260)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period
(net of tax of $1,342, $2,246, $6,929 and $(1,395), respectively)	2,257	3,695	11,653	(2,295)
Reclassification of amounts realized through impairment charges
and sales (net of tax of $218, $(2,487) $(952) and $5,076, respectively)	367	(4,091)	(1,602)	8,351
Net unrealized gain (loss) on securities	2,624	(396)	10,051	6,056

Change in net pension plan liability
(net of tax of $30, $9, $162 and $28, respectively)	51	15	273	46
Unrealized gain (loss) on derivative hedging instruments arising in period
(net of tax of $(13) and $(233) for 2009)	-	(22)	-	(384)

Net unrealized gain (loss), recognized in other comprehensive income (loss)	2,675	(403)	10,324	5,718

Comprehensive income (loss)	$(13,479)	$(20,138)	$(67,653)	$(90,542)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

						Accumulated
		Shares of		Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2009	$82,011	20,847,589	$20,848	$216,939	$(210,371)	$(7,081)	$102,346

Net income (loss)	-	-	-	-	(77,977)	-	(77,977)
Net change, net of tax, in accumulated
other comprehensive income	-	-	-	-	-	10,324	10,324
Preferred stock dividend and discount accretion	260	-	-	-	(3,394)	-	(3,134)
Vesting of restricted shares, net	-	(1,398)	(1)	-	-	-	(1)
Grant of restricted stock, net of forfeitures	-	219,939	219	(219)	-	-	-
Stock-based compensation expense	-	-	-	348	-	-	348
BALANCE AT SEPTEMBER 30, 2010	$82,271	21,066,130	$21,066	$217,068	$(291,742)	$3,243	$31,906

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
 (In thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(77,977)	$(96,260)
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization and depreciation	5,865	5,214
Provision for loan losses	98,220	82,843
Income tax valuation allowance	29,608	25,357
Net securities (gains) losses	(3,349)	(8,057)
Impairment charge on available for sale securities	795	21,484
Net held for trading (gains) losses	(112)	1,002
(Gain) loss on sale of premises and equipment	(459)	68
(Gain) loss on sale of other real estate owned	552	227
Net premiums on sale of deposits	(15,612)	(2,549)
Loss on low-income housing investments	1,490	1,324
Proceeds from sale of held for trading securities	-	7,100
Purchase of held for trading securities	-	(19,745)
Increase (decrease) in deferred taxes	(29,608)	(3,461)
Net gain on sale of loans held for sale	(12,465)	(1,277)
Proceeds from sale of loans held for sale	62,476	148,833
Origination of loans held for sale	(51,204)	(102,352)
Debt prepayment fees	-	1,538
Proceeds from sale of federal reserve stock	4,411	(9)
Change in other operating	15,711	(13,375)
Net cash flows provided by operating activities	28,342	47,905
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	50,042	98,580
Proceeds from sales of securities available for sale	124,653	296,671
Purchase of securities available for sale	(346,373)	(180,189)
Decrease in loans made to customers	212,611	89,658
Purchase of premises and equipment	(2,193)	(977)
Proceeds from sale of premises and equipment	(507)	17
Proceeds from sale of other real estate owned	6,652	5,830
Increase (decrease) from sale of branches, net of cash acquired	(66,359)	(22,708)
Net cash flows provided by (used in) investing activities	(21,474)	286,882
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	211,764	183,260
Net increase (decrease) in short-term borrowed funds	(6,273)	(226,995)
Proceeds from long-term borrowings	-	50,000
Repayment of long-term borrowings	(12,907)	(49,550)
Proceeds from issuance of TARP preferred stock	-	89,927
Accretion of discount on TARP preferred stock	(3,394)	(197)
Dividends paid on TARP preferred stock	-	(1,950)
Dividends paid on common stock	-	(622)
Proceeds from exercise of stock options and restricted shares, net	(1)	(316)
Net cash flows provided by financing activities	189,189	43,557
Net increase in cash and cash equivalents	196,057	378,344
Cash and cash equivalents at beginning of period	354,574	62,773
Cash and cash equivalents at end of period	$550,631	$441,117

Unaudited Consolidated Statements of Cash Flow are continued on next page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow (Continued)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	16,745	19,387
Dividends accrued not paid on preferred stock	4,702	522

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

References to the terms “we”, “us”, “our”, the “Company” and “Integra” used throughout this report refer to Integra Bank Corporation and, unless the context indicates otherwise, its subsidiaries.  At September 30, 2010, our subsidiaries consisted of Integra Bank N.A. (the “Bank” or “Integra Bank”), a reinsurance company and four statutory business trusts which are not consolidated under applicable accounting guidance.  All significant intercompany transactions are eliminated in consolidation.

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

ACCOUNTING ESTIMATES

We are required to make estimates and assumptions based on available information that affect the amounts reported in the consolidated financial statements.  Significant estimates, which are particularly susceptible to short-term changes, include the valuation of the securities portfolio, the determination of the allowance for loan losses, the valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the valuation of our deferred tax asset.  The decline in the value of residential and commercial real estate (CRE), other impacts of the recession on the Bank and our overall financial performance have all had a meaningful influence on the application of certain of our critical accounting policies and development of these significant estimates. In applying those policies and making our best estimates during the current quarter, we recorded provisions for loan losses, write-downs on other real estate owned (OREO), other-than-temporary securities impairment and an additional valuation allowance on our deferred tax asset.

Our customers’ abilities to make scheduled loan payments depend in part on the performance of their businesses and future economic conditions.  In the event our loan customers’ businesses perform worse than expected, we could incur substantial additional provisions for loan losses in future periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, we adopted the new accounting guidance under Accounting Standards Codification (ASC) 860 that requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period.  The adoption of this accounting guidance did not have a material impact on our consolidated financial position or results of operations.

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

	Fair Value Measurements at September 30, 2010

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets
Securities, available for sale
U.S. Treasuries	$-	$18,439	$-	$18,439
U.S. Government agencies	-	131	-	131
Collateralized mortgage obligations:
Agency	-	249,259	-	249,259
Private Label	-	18,104	-	18,104
Mortgage backed securities: residential	-	216,367	-	216,367
Trust Preferred	-	9,451	968	10,419
State & political subdivisions	-	23,110	-	23,110
Other securities	-	8,730	-	8,730
Total securities, available for sale	$-	$543,591	$968	$544,559

Securities, held for trading
Trust Preferred	$-	$148	$-	$148

Derivatives	-	9,074	-	9,074

Liabilities
Derivatives	$-	$9,088	$-	$9,088

	Fair Value Measurements at December 31, 2009

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Securities, available for sale
U.S. Treasuries	$-	$8,833	$-	$8,833
U.S. Government agencies	-	279	-	279
Collateralized mortgage obligations:
Agency		118,431		118,431
Private Label	-	23,229	-	23,229
Mortgage backed securities: residential		167,232		167,232
Trust Preferred	-	8,450	1,588	10,038
State & political subdivisions	-	25,040	-	25,040
Other securities	-	8,637		8,637
Total securities, available for sale	$-	$360,131	$1,588	$361,719

Securities, held for trading
Trust Preferred	$-	$36	$-	$36

Derivatives	-	5,945	-	5,945

Liabilities
Derivatives	$-	$6,307	$-	$6,307

Assets and Liabilities Measured on a Non-Recurring Basis:

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair Value Measurements at September 30, 2010

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets
Impaired loans	$-	$-	$184,026	$184,026
Loans held for sale	-	4,148	-	4,148
Other real estate owned	-	-	34,814	34,814
Premises and equipment held for sale	-	-	3,134	3,134

Liabilities
Deposits held for sale	$-	$-	$-	$-

	Fair Value Measurements at December 31, 2009

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Impaired loans	$-	$-	$92,715	$92,715
Loans held for sale	-	93,572	-	93,572
Other real estate owned	-	-	29,317	29,317
Premises and equipment held for sale	-	-	4,249	4,249

Liabilities
Deposits held for sale	$-	$97,207	$-	$97,207

At September 30, 2010, impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $223,462, with a valuation allowance of $39,436, resulting in an additional provision for loan losses of $13,559 for the three month period and $43,356 for the nine month period ended September 30, 2010.

For those properties held in other real estate owned and carried at fair value, writedowns of $4,537 and $5,015 were charged to earnings for the three and nine months ended September 30, 2010, compared to $2,148 and $2,630 for both the three and nine months ended September 30, 2009.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ending September 30, 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total
Three months ended September 30, 2010

Beginning Balance at July 1, 2010	$1,523	$1,523
Transfers in and/or out of Level 3	-	-
Gains (Losses) included in other comprehensive income	30	30
Gains (Losses) included in earnings	(585)	(585)
Ending Balance	$968	$968

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Nine months ended September 30, 2010

Beginning Balance at January 1, 2010	$1,588	$1,588
Transfers in and/or out of Level 3	-	-
Gains (Losses) included in other comprehensive income	175	175
Gains (Losses) included in earnings	(795)	(795)
Ending Balance	$968	$968

Unrealized gains and losses for securities classified as available for sale are generally not recorded in earnings.  However, during the three and nine months ended September 30, 2010, impairment charges of $585 and $795 were charged to earnings for two of our trust preferred securities.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$550,631	$550,631	$354,574	$354,574
Loans-net of allowance	1,177,402	1,190,249	1,838,347	1,840,053
Accrued interest receivable	8,041	8,041	9,336	9,336

Financial Liabilities:
Deposits	$2,152,570	$2,180,997	$2,267,899	$2,288,866
Short-term borrowings	55,841	55,841	62,114	62,114
Long-term borrowings	348,161	353,441	361,071	362,271
Accrued interest payable	8,114	8,114	8,200	8,200

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

STOCK OPTION PLAN AND AWARDS

In April 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserved 600,000 shares of common stock for issuance as incentive awards to directors and key employees.  Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs).  All options granted under the 2007 Plan, or any predecessor stock-based incentive plans (the “Prior Plans”), have a termination period of ten years from the date granted.  The exercise price of options granted under the plans cannot be less than the market value of the common stock on the date of grant.  Upon the adoption of the 2007 Plan, no additional awards were granted under the Prior Plans.  In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares.  At September 30, 2010, there were 416,857 shares available for the granting of additional awards under the 2007 Plan.

A summary of the status of the options or SARs granted under the 2007 Plan and Prior Plans as of September 30, 2010, and changes during the year is presented below:

	September 30, 2010
			Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2009	1,099,536	$20.52
Options/SARs granted	-	-
Options/SARs exercised	-	-
Options/SARs forfeited/expired	(617,893)	20.45

Options/SARs outstanding at September 30, 2010	481,643	$20.60	4.5

Options/SARs exercisable at September 30, 2010	471,250	$20.66	4.5

The options and SARs outstanding at September 30, 2010, had a weighted average remaining term of 4.5 years with no aggregate intrinsic value, and the options and SARs that were exercisable at September 30, 2010, had a weighted average remaining term of 4.5 years and no aggregate intrinsic value.  As of September 30, 2010, there was $24 of total unrecognized compensation cost related to the stock options and SARs.  The cost is expected to be recognized over a weighted-average period of less than one year.  Compensation expense for options and SARs for the three and nine months ended September 30, 2010, was $19 and $38, compared to $51 and $289 for the three and nine months ended September 30, 2009.

A summary of the status of the restricted stock granted by us as of September 30, 2010, and changes during the first, second and third quarters of 2010 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2009	226,113	$4.94
Shares granted	288,000	$0.76
Shares vested	(54,632)
Shares forfeited	(68,061)

Restricted shares outstanding, September 30, 2010	391,420	$1.54

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock.  As of September 30, 2010, there was $459 of total unrecognized compensation cost related to the nonvested restricted stock.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation expense for restricted stock for the three and nine months ended September 30, 2010, was $131 and $311, compared to $190 and $689 for the three and nine months ended September 30, 2009.

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

The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$(16,154)	$(19,735)	$(77,977)	$(96,260)
Preferred dividends and discount accretion	(1,133)	(1,117)	(3,394)	(2,669)
Net income (loss) available to common shareholders	$(17,287)	$(20,852)	$(81,371)	$(98,929)

Weighted average common shares outstanding - Basic	20,685,578	20,706,560	20,671,885	20,713,301
Incremental shares related to stock compensation	-	-	-	-
Average common shares outstanding - Diluted	20,685,578	20,706,560	20,671,885	20,713,301

Earnings (Loss) per common share - Basic	$(0.84)	$(1.01)	$(3.94)	$(4.78)
Effect of incremental shares related to stock compensation	-	-	-	-
Earnings (Loss) per common share - Diluted	$(0.84)	$(1.01)	$(3.94)	$(4.78)

Options to purchase 481,643 shares and 1,246,466 shares were outstanding at September 30, 2010 and 2009, respectively, and were not included in the computation of net income per diluted share in both periods because the exercise price of these options was greater than the average market price of the common shares, and therefore antidilutive and also because of the net loss in both years.

On February 27, 2009, the Treasury Department invested $83,586 in us as part of the Capital Purchase Plan (CPP).  We issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1,000, and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69.  The Warrant was not included in the computation of net income per diluted share in both periods because the exercise price of these shares was greater than the average market price of the common shares, and therefore antidilutive and also because of the net loss.

NOTE 3. SECURITIES

At September 30, 2010, the majority of securities in our investment portfolio were classified as available for sale.

Trading securities at September 30, 2010, consisted of four trust preferred securities valued at $148, compared to $36 at December 31, 2009.  During the third quarter of 2010, we recorded trading gains of $87, compared to trading loss of $1,237 during the third quarter of 2009.   The net gain on trading activities included in earnings for 2010 was $111.

Amortized cost, fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010
U.S. Treasuries	$17,928	$511	$-	$18,439
U.S. Government agencies	126	5	-	131
Collateralized mortgage obligations:
Agency	246,142	3,383	266	249,259
Private label	18,627	6	529	18,104
Mortgage-backed securities - residential	212,592	4,071	296	216,367
Trust preferred	16,484	60	6,125	10,419
States & political subdivisions	21,359	1,751	-	23,110
Other securities	8,641	91	2	8,730
Total	$541,899	$9,878	$7,218	$544,559

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U.S. Treasuries	$8,856	$-	$23	$8,833
U.S. Government agencies	277	5	3	279
Collateralized mortgage obligations:
Agency	117,930	1,624	1,123	118,431
Private label	25,164	-	1,935	23,229
Mortgage-backed securities - residential	167,533	537	838	167,232
Trust preferred	17,238	10	7,210	10,038
States & political subdivisions	23,529	1,589	78	25,040
Other securities	8,640	-	3	8,637
Total	$369,167	$3,765	$11,213	$361,719

The amortized cost and fair value of the securities available for sale portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale

Within one year	$3,860	$3,884
One to five years	160,342	161,619
Five to ten years	265,630	270,783
Beyond ten years	112,067	108,273
Total	$541,899	$544,559

Available for sale securities with unrealized losses at September 30, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations:
Agency	$58,575	$266	$-	$-	$58,575	$266
Private Label	-	-	12,882	529	12,882	529
Mortgage-backed securities - residential	50,875	296	-	-	50,875	296
Trust Preferred	-	-	6,368	6,125	6,368	6,125
State & political subdivisions	-	-	-	-	-	-
Other securities	25	1	24	1	49	2
Total	$109,475	$563	$19,274	$6,655	$128,749	$7,218

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$8,833	$23	$-	$-	$8,833	$23
U.S. Government agencies	149	3	-	-	149	3
Collateralized mortgage obligations:
Agency	59,198	1,123	-	-	59,198	1,123
Private Label	-	-	23,229	1,935	23,229	1,935
Mortgage-backed securities - residential	105,719	838	-	-	105,719	838
Trust Preferred	602	123	5,436	7,087	6,038	7,210
State & political subdivisions	1,806	22	1,066	56	2,872	78
Other securities	-	-	21	3	21	3
Total	$176,307	$2,132	$29,752	$9,081	$206,059	$11,213

Proceeds from sales and calls of securities available for sale were $125,248 and $308,258 for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $3,351 and $8,072 and gross losses of $2 and $15 were realized on these sales and calls during 2010 and 2009, respectively.

Proceeds from sales and calls of securities available for sale were $165 and $238,869 for the three months ended September 30, 2010 and 2009, respectively. Gross gains of $6,592 and gross losses of $15 were realized on these sales and calls during 2009.

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

The ratings of our available for sale pooled trust preferred CDOs that have incurred other-than-temporary impairment are listed below. The ratings of our four single issue trust preferred securities and private label CMOs as of September 30, 2010 and June 30, 2010 are also listed below.  The private label CMOs consist of six issues of which five were originated in 2003-2004 while one was originated in 2006.

	Gross		Gross
	Amortized	Fair	Unrealized	Ratings as of
Issuer	Cost	Value	Gains/(Losses)	September 30, 2010	June 30, 2010
Pooled Trust Preferred CDOs
PreTSL VI	728	536	(192)	Ca** (Moodys) / D (Fitch)*	Caa1 (Moodys) / CC (Fitch)
PreTSL XIV	1,757	432	(1,325)	Ca (Moodys) /C (Fitch)	Ca (Moodys) /C (Fitch)
Total	$2,485	$968	$(1,517)

Single Issue Trust Preferred
Bank One Cap Tr VI (JP Morgan)	1,000	1,028	28	A2(Moodys)/A+(Fitch)*	A2(Moodys)
First Citizen Bancshares	5,008	2,000	(3,008)	Non-Rated	Non-Rated
First Union Instit Cap I (Wells Fargo)	2,991	3,023	32	Baa2(Moodys)/A-(S&P)/A(Fitch)	Baa2(Moodys)/A-(S&P)/A(Fitch)
Sky Financial Cap Trust III (Huntington)	5,000	3,400	(1,600)	B(S&P)	B(S&P)
Total	$13,999	$9,451	$(4,548)

Private Label CMOs
CWHL 2003-58 2A1	2,588	2,467	(121)	Aaa/*-(Moodys)/AAA(S&P)	Aaa/*-(Moodys)*/AAA(S&P)
CMSI 2004-4 A2	207	255	48	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
GSR 2003-10 2A1	5,216	5,222	6	Aaa/*-(Moodys)/AAA(S&P)	Aaa/*-(Moodys)*/AAA(S&P)
RAST 2003-A15 1A1	4,044	3,931	(113)	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
SASC 2003-31A 3A	4,962	4,712	(250)	A1/*-(Moodys)/AAA(S&P)	A1/*-(Moodys)*/AAA(S&P)
WFMBS 2006-8 A13	1,610	1,517	(93)	B2(Moodys)/B(Fitch)	B2(Moodys)*/B(Fitch)
Total	$18,627	$18,104	$(523)

The ratings above range from highly speculative, defined as equal to or below “Ca” per Moody’s and “CC” per Fitch and S&P, to the highest credit quality defined as “Aaa” or “AAA” per the aforementioned rating agencies, respectively.  Changes to the ratings that occurred during the quarter are denoted with an * and subsequent changes are denoted with a **.  The *- indicates a negative watch.

Pooled Trust Preferred CDOs

We incorporated several factors into our determination of whether the CDOs in our portfolio had incurred other-than-temporary impairment, including review of current defaults and deferrals, the likelihood that a deferring issuer will reinstate, recovery assumptions on defaulted issuers, expectations for future defaults and deferrals and the coupon rate at the issuer level compared to the coupon on the tranche.  We examined the trustee reports to determine current payment history and the structural support that existed within the CDOs. We also reviewed key financial characteristics of each individual issuer in the pooled CDOs.  Additionally, we utilized an internal watch list and near watch list which is updated and reviewed quarterly.  Changes are compared to the prior quarter to determine migration patterns and direction.  Our review analyzed capital ratios, leverage ratios, non-performing loan and non-performing asset ratios.

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

During the third quarter 2010, our review indicated additional other-than-temporary impairment had occurred on one of our available for sale pooled trust preferred securities.  The PreTSL XIV security experienced additional credit deterioration during the third quarter 2010.   The cash flow analysis for PreTSL XIV assumes a zero recoveries for those accounts in default and a 10 percent recovery, lagged for two years on deferrals.  The report also assumes that an additional account totaling $6,000 has a 50 percent probability of defaulting prior to the next payment date.  This report shows the present value of cash flows declined quarter over quarter.  The cash flow analysis shows both the credit component and the non credit component declined during the third quarter of 2010.  As part of the other-than-temporary impairment review for PreTSL VI, the cash flow analysis assumed a 10% recovery, lagged for two years for all issuers except for Bank Atlantic, which incorporates a 20% recovery lagged for two years.  Based on the review of the third quarter 2010 cash flows for PreTSL VI, it shows the cash flow improved quarter-over-quarter, thus no additional impairment is required. The  additional credit component of other-than-temporary impairment recorded in the third quarter 2010 is $585.

We did not recognize any impairment charges during the third quarter of 2009.

Single Issue Trust Preferred

With respect to our single issuer trust preferred securities, we look at rating agency actions, payment history, the capital levels of the banks, and the financial performance as filed in regulatory reports.  Based on our third quarter 2010 review, we determined that all four securities were still performing and, as such, the $4,548 unrealized loss is temporary.

Private Label CMOs

Factors utilized in the analysis of the private label CMOs in our portfolio included a review of underlying collateral performance, the length of time and extent that fair value has been less than cost, changes in market valuation and rating changes to determine if other-than-temporary impairment has occurred.  As of September 30, 2010, five of the six private label CMOs in our portfolio had unrealized losses for 12 consecutive months.

The issuers within the portfolio continue to perform according to their contractual terms.  The underlying collateral performance for each of the private label CMOs has been reviewed.  The collateral has seen delinquencies greater than 90 days continue to move higher in the third quarter of 2010 with the exception of two securities (CWHL 2003-58 2A1 & GSR 2003-10 2A1), where the delinquencies greater than 90 days experienced declines quarter over quarter. The reported cumulative loss for all six securities remained low with 1.092% being the highest. The exposure to the high risk geographies (CA, AZ, NV, and FL) has experienced little change since our last review.  The credit support for five of the private label CMOs increased during the third quarter of 2010, while the support on the sixth security didn’t change.  All six securities continue to maintain a credit support level that is higher than their original credit support percentages.

We also received a third party review of our private label CMOs.  This review contains a stress test for each security that models multiple scenarios projecting various levels of delinquencies, loss severity rates and different liquidation time frames. The purpose of the stress test is to account for increasingly stressful macroeconomic scenarios that take into consideration various economic stresses, including but not limited to, home prices, gross domestic product index, and employment data.  Only one of the securities, WFMBS 2006-8 A13, projected a minimal loss in the extreme scenario.  The findings in this report continue to support our analysis that there is adequate structural support even under stressed scenarios.  The overall review of the underlying mortgage collateral for the tranches we own demonstrates it is unlikely that the contractual cash flows will be disrupted.  Therefore, given the performance of these securities at September 30, 2010, and that it is not our intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we concluded that there is no other-than-temporary impairment.  The $523 in unrealized loss was temporary.

As noted in the above discussion related to CDOs, including both pooled and single issue CDOs and the private label CMOs, we determined that an additional other-than-temporary impairment charge of $585 was required for the third quarter of 2010.  The remainder of the securities portfolio continues to perform as expected.

The table below presents a roll forward of the credit losses recognized in earnings for the period ended September 30, 2010:

Ending balance December 31, 2009	$315
Additions for amounts related to credit loss for which an other-
than-temporary impairment was not previously recognized	795
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be
required to sell prior to recovery of amortized cost basis	-

Ending balance September 30, 2010	$1,110

NOTE 4.  LOANS

A summary of our loans follows:

	September 30,	December 31,
	2010	2009
Commercial, industrial and
agricultural loans	$419,309	$602,606
Economic development loans and
other obligations of state and
political subdivisions	9,164	14,773
Lease financing	1,877	5,579
Commercial mortgages	423,875	583,123
Construction and development	266,023	382,068
Residential mortgages	151,086	232,799
Home equity lines of credit	121,719	162,934
Consumer loans	63,914	126,466
Loans, net of unearned income	$1,456,967	$2,110,348

NOTE 5. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2010 and 2009:

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning Balance	$96,221	$82,309	$88,670	$64,437
Loans charged off	(27,359)	(22,396)	(80,806)	(69,226)
Recoveries	437	538	2,321	1,310
Provision for loan losses	26,240	18,913	98,220	82,843
Allowance related to divested loans sold	-	-	(12,866)	-
Ending Balance	$95,539	$79,364	$95,539	$79,364

Percent of total loans	6.56%	3.60%	6.56%	3.60%

Annualized % of average loans:
Net charge-offs	6.43%	3.74%	5.52%	3.80%
Provision for loan losses	6.26%	3.24%	6.91%	4.63%

The allowance for loan losses was $95,539 at September 30, 2010, representing 6.56% of total loans, compared with $88,670 at December 31, 2009, or 4.20% of total loans and $79,364 at September 30, 2009, or 3.60% of total loans.  The allowance for loan losses to non-performing loans ratio was 44.9%, compared to 41.3% at December 31, 2009 and 41.8% at September 30, 2009.  At September 30, 2010, we believe that our allowance appropriately considers incurred losses in our loan portfolio.  The allowance for divested loans sold represents the allowance that was transferred to loans held for sale for loans included in 2010 branch sales.  The beginning balance of the allowance for loan losses for the three months ended September 30, 2010 of $96,221, differs from the amount shown as the ending balance of $106,745 in our second quarter 2010 financial statements.  In our second quarter 2010 financial statements, we did not include the allowance related to divested loans sold in the loans held for sale balance and recorded the impact of the release of the allowance for loan losses associated with the loans sold in the second quarter of 2010 of $2,342 as a reduction of the provision for loan losses.  During this quarter we reclassified the second and third quarter loan sale gains of $2,342 and $10,524 from the provision for loan losses to gain on sale of loans.

Total non-performing loans at September 30, 2010, consisting of nonaccrual loans and loans 90 days or more past due, were $212,666, a decrease of $2,214 from December 31, 2009.  Non-performing loans were 14.60% of total loans, compared to 10.18% at December 31, 2009, and 8.61% at September 30, 2009.  Non-performing assets were 16.60% of total loans and other real estate owned at September 30, 2010, compared to 11.52% at December 31, 2009 and 9.69% at September 30, 2009.  Both non-performing loans and non-performing assets declined, but their ratios increased during the third quarter primarily as a result of the sale of performing loans in the branch and loan sale transactions.

Occasionally, we may agree to modify contractual terms of a borrower’s loan. In such cases, where modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructure (TDR). Loans modified in a TDR are generally placed on nonaccrual status until we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance in accordance to the restructured terms of six months or more. At September 30, 2010, loans fitting this description totaled $17,387 compared to $4,266 at December 31, 2009.

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

The following is a comparison of non-performing assets.

	September 30,	December 31,
	2010	2009
Nonaccrual loans	$212,345	$210,753
90 days or more past due loans	321	4,127
Total non-performing loans	$212,666	214,880
Trust preferred held for trading	148	36
Other real estate owned	34,814	31,982
Total non-performing assets	$247,628	$246,898

Ratios:
Non-performing Loans to Loans	14.60%	10.18%
Non-performing Assets to Loans and Other Real Estate Owned	16.60%	11.52%
Allowance for Loan Losses to Non-performing Loans	44.92%	41.26%

Changes in other real estate owned were as follows for the three and nine months ended September 30, 2010:

SUMMARY OF OTHER REAL ESTATE OWNED

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Beginning Balance	$33,706	$31,982
Additions	8,450	15,137
Sales	(2,770)	(7,204)
Write-downs	(4,538)	(5,015)
Other changes	(34)	(86)
Ending Balance	$34,814	$34,814

The third quarter of 2010 included $3,539 in writedowns on two specific real estate parcels following receipt of updated appraisals.

NOTE 6. STRATEGIC PLAN

During the third quarter, we successfully executed several additional components of the strategic plan we outlined in the fourth quarter of 2009 to reduce credit risk and improve our capital ratios.  The key components of that plan, and our progress during the quarter towards executing them, are as follows:

•
We continued our exit from the commercial real estate (CRE) lending line of business.  During the third quarter, we completed the sale of three branch clusters which included the sale of CRE and other non-branch generated loans.  We also obtained early repayment of several CRE loans and pursued additional loan paydowns and payoffs through a modest discount program.  As a result of these initiatives, we reduced outstanding CRE loan balances by $139,570, or 16.8%, from June 30, 2010.  This follows a 9.9% decrease in the second quarter.  We continue to evaluate multiple alternatives to sell or exchange our performing and nonperforming CRE loans and are working with a number of parties interested in purchasing these assets. We also increased pricing on $36,656 of commercial credits, from low LIBOR based variable rates, to minimum floor rates of at least 4%, during the quarter.  We will continue existing initiatives to reduce CRE balances and increase pricing on credits we cannot exit throughout 2010.

•
We continued to narrow our geographic operating footprint through the sale of multiple branch clusters.  During the third quarter of 2010, Integra Bank completed the sale of twelve banking centers, along with groups of non-branch originated commercial and consumer loans, in three transactions with First Security Bank, FNB Bank, Inc., and Citizens Deposit Bank and Trust.  These transactions included approximately $238,157 in loans and $307,724 in deposits, while generating deposit premiums of $11,241, after consideration of a write-off of $2,959 of core deposit intangible assets associated with the deposits sold.  These three transactions increased Integra Bank’s Tier 1 and Total Risk-Based Capital Ratios by approximately 216 basis points, and its Tier 1 Leverage Ratio by approximately 87 basis points.  The transactions also increased the Company’s Tangible Common Equity to Tangible Assets Ratio by approximately 58 basis points.   Integra Bank’s Total Risk-Based Capital Ratio was 9.34% at September 30, 2010, an increase of 101 basis points from June 30, 2010 and an increase of 134 basis points from March 31, 2010.  During the second quarter of 2010, we completed branch and loan sales to United Community Bank and Cecilian Bank, selling five branches, $98,057 in deposits and $86,646 in loans, generating deposit premiums of $4,371.  We have nearly achieved our planned reduced geographic operating footprint, although we continue to work with interested buyers for our four branches in the Chicago market.  Excluding that market, our pro-forma operating footprint includes forty-eight branches within a one-hundred mile radius of Evansville with a genuine focus on community banking.

•
During the third quarter of 2010, we experienced higher levels of provision and charge-offs than anticipated, as we continued our practice of updating appraisals on non-performing assets and adjusted the carrying value of these assets, increasing our loan loss provision and OREO expense and increasing our loan loss reserves. We continue to pursue aggressive disposition strategies for all of these assets which further contributed to our significant loan loss provision and increased level of net charge-offs during the quarter. We did report the first decrease in non-performing assets since the third quarter of 2006 and executed our disposition strategies on several of our non-performing assets. We also experienced improvement in our delinquencies, which were 1.30% at September 30, 2010. Our efforts continue to be focused on reducing our level of non-performing assets, improving our capital and liquidity and increasing the operating income of our core community banking franchise.

•
Integra Bank’s Total Risk-Based Capital Ratio was 9.34%, an increase of 101 basis points from June 30, 2010 and an increase of 134 basis points from March 31, 2010, which maintains Integra Bank’s classification as adequately capitalized under the Prompt Corrective Action framework at September 30, 2010.  The increase resulted from the branch and loan sales and loan paydowns, partially offset by the quarter’s net loss.  On August 12, 2010, Integra Bank received a Capital Directive from the OCC.  Under the terms of the Capital Directive, the Bank is required, within 90 days, to achieve and maintain a Total Risk-Based Capital Ratio of at least 11.5% of risk-weighted assets and a Tier 1 Leverage Ratio of at least 8% of adjusted total assets.  We were also required to submit to the OCC within 30 days an acceptable Capital Plan covering at least a three-year period that describes the means and time schedule by which the Bank will achieve the required minimum capital ratios, which we provided.  The OCC is completing its review of that plan and we continue to review our capital raising initiatives with them.  We do not expect that Integra Bank will achieve the required capital ratios within the 90 days specified in the Capital Directive.  We are keeping the OCC fully informed of our efforts to raise capital and we hope to announce more definitive information later this year.

•
We are pursuing multiple initiatives to raise new capital.  Working with our financial advisor, Keefe, Bruyette & Woods (KBW), we are having ongoing discussions with private investors, private equity firms and others about investing in our Company.  We engaged an independent consultant to evaluate our loan portfolio and to independently affirm the valuation and integrity of its administration and are taking multiple steps necessary in the capital raising process.  It is important that we are able to raise the capital we need and return to profitability.  For a discussion of the potential implications if we cannot raise the additional capital or return to profitability, please see the “Risk Factors” section of this document.  We look forward to announcing the results of our capital raising efforts at the appropriate time.

•
We executed multiple cost reduction initiatives during the second and early third quarters of 2010.  Those initiatives included a reduction in workforce of personnel not included in the branch sale transactions, along with normal attrition, that is expected to result in lower annualized personnel costs of approximately $4,000, as well as other expense reductions.  Expense reduction of our back-office operations is one of the primary components of offsetting the net income lost as a result of the divested branches.  We continue reducing our costs where possible while taking into consideration the resources necessary to execute our strategies, evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to in 2011 and 2012, such as FDIC insurance, examination fees and loan workout and OREO expenses.  These efforts will remain ongoing.

The July 2010 transaction with First Security included five branches located in Bowling Green and Franklin, Kentucky, as well as a pool of indirect consumer, commercial and CRE loans.  First Security assumed the deposit liabilities of the five branches and purchased certain branch-related assets, including loans.  There were $104,929 in loans and $115,110 in deposits sold.  The sale generated a deposit premium of $5,758, less the write-off of a core deposit intangible for those branches of $2,959, as well as a gain on the sale of the loans included in the transaction of $4,959.  First Security had also agreed, in a second phase, to purchase single offices located in Paoli, Mitchell and Bedford, Indiana; however, they were unable to raise the capital necessary to complete this transaction and paid us a $175 termination fee. The agreement was terminated in August 2010.  We will retain these three branches in our core community banking franchise.

The September 2010 transaction with FNB included three branches located in Cadiz and Mayfield, Kentucky, along with a pool of commercial, agricultural, consumer and CRE loans.  FNB assumed deposit liabilities of $118,928 of the three branches and purchased certain branch-related assets, including loans.  There were $71,855 in loans sold.  The sale generated a deposit premium of $6,010, as well as a gain on the sale of the loans included in the transaction of $2,078.

The September 2010 transaction with Citizens included four branches located in Maysville and Mt. Olivet, Kentucky and Ripley and Aberdeen, Ohio, as well as a pool of commercial and CRE loans.  Citizens assumed the deposit liabilities of the four branches and purchased certain branch-related assets, including loans.  There were $61,374 in loans and $73,686 in deposits sold.  The sale generated a deposit premium of $2,432, as well as a gain on the sale of the loans included in the transaction of $2,461.

We also had a separate loan purchase agreement with Citizens under which we sold $8,297 in commercial loans on June 24, 2010.

NOTE 7. DEPOSITS

The following table shows deposits by category at September 30, 2010, and December 31, 2009, which included those held for probable branch sales.

	September 30, 2010	December 31, 2009
Deposits:
Non-interest-bearing	$227,106	$270,849
Interest checking	283,115	416,635
Money market accounts	218,535	249,490
Savings	243,444	342,453
Time deposits of $100 or more	797,423	623,670
Other interest-bearing	382,947	462,009
	$2,152,570	$2,365,106

As of September 30, 2010, the scheduled maturities of time deposits are as follows:

Time Deposit Maturities

2010	$216,657
2011	508,461
2012	265,608
2013	97,749
2014 and thereafter	91,895

Total	$1,180,370

We had $393,570 in brokered deposits at September 30, 2010 and $353,050 at December 31, 2009.

NOTE 8. INCOME TAXES

The income tax benefit for the first nine months of 2010 was $350, which equates to an effective tax rate of 0%.  The zero effective tax rate is a result of the increase in our income tax valuation allowance on our net deferred tax asset of $5,970, with $6,959 being recorded to income tax expense.  This brings our total valuation allowance at September 30, 2010, to $129,842 and represents a continuation of the full valuation allowance established at December 31, 2009.

NOTE 9. SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and totaled $55,841 at September 30, 2010 and $62,114 at December 31, 2009.

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (FHLB) advances.  At September 30, 2010, we had sufficient collateral pledged to satisfy the collateral requirements.

NOTE 10. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	September 30,	December 31,
	2010	2009
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 2.77% and 2.53%	$114,000	$126,004
as of September 30, 2010 and December 31, 2009, respectively)

Securities sold under repurchase agreements with maturities	80,000	80,000
at various dates through 2013 (weighted average rate of 4.60%
and 3.29% as of September 30, 2010 and December 31, 2009, respectively)

Note payable, secured by equipment, with a fixed interest rate of 7.26%,	1,739	2,645
due at various dates through 2012

Subordinated debt, unsecured, with a floating interest rate equal to three-	10,000	10,000
month LIBOR plus 3.20%, with a maturity date of April 24, 2013

Subordinated debt, unsecured, with a floating interest rate equal to three-	4,000	4,000
month LIBOR plus 2.85%, with a maturity date of April 7, 2014

Floating Rate Capital Securities, with an interest rate equal to six-month	18,557	18,557
LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	35,568	35,568
LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	20,619	20,619
LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	10,310	10,310
LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par *

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed	50,000	50,000
rate of 2.625%, with a maturity date of March 30, 2012

Other	3,368	3,368
Total long-term borrowings	$348,161	$361,071

* Payment of interest has been deferred since September 2009.

Securities sold under agreements to repurchase consist of $80,000 in fixed rate national market repurchase agreements.  A $25,000 variable rate agreement converted to a 4.565% fixed rate instrument on April 30, 2010. These repurchase agreements have an average rate of 4.60%, with $30,000 maturing in 2012, and $50,000 maturing in 2013.  We borrowed these funds under a master repurchase agreement. The counterparty to our repurchase agreements is exposed to credit risk.  We are required to pledge collateral for the repurchase agreement.  The amount of collateral pledged September 30, 2010, included $48,011 in cash and $42,763 in securities.

Also included in long-term borrowings are $114,000 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs.  Included in the long-term FHLB borrowings are $40,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  Total FHLB advances were collateralized by $214,556 of mortgage loans and securities under collateral agreements at September 30, 2010.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow additional amounts of $90,349 at September 30, 2010.

The floating rate capital securities with a maturity date of July 25, 2031, are callable at par on July 25, 2011.  Unamortized organizational costs for these securities were $402 at September 30, 2010.

The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly.  Unamortized organizational costs for these securities were $792 at September 30, 2010.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	September 30,	December 31,
	2010	2009
Commitments to extend credit	$268,877	$421,908

Standby letters of credit	16,172	18,419

Non-reimbursable standby letters of credit and commitments	1,160	2,014

NOTE 12. INTEREST RATE CONTRACTS

We are exposed to interest rate risk relating to our ongoing business operations and utilize derivatives, such as interest rate swaps and floors to help manage that risk.

During the fourth quarter of 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate.  This rate swap is designated as a fair value hedge.  The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR.  The variable rate received was 1.239% at September 30, 2010. The swap expires on or prior to January 5, 2016, and had a notional amount of $4,220 at September 30, 2010.

During the second quarter of 2006, we initiated an interest rate protection program in which we earned fee income by providing our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates.  Under these agreements, we entered into a variable or fixed rate loan agreement with our customer in addition to a swap agreement.  The swap agreement effectively swapped the customer’s variable rate to a fixed rate or vice versa.  We then entered into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer.  Since the swaps were structured to offset each other, changes in fair values, while recorded, have no net earnings impact.  We no longer offer this program for new commercial loans.

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

	September 30, 2010			December 31, 2009
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
Derivatives designated as
hedging instruments:
Interest rate contracts	$8,687	$(9,088)	$(401)	$5,963	$(6,307)	$(344)

Derivatives not designated
as hedging instruments:
Mortgage banking derivatives	397	(10)	387	91	(109)	(18)

Gains and losses recognized in income and expense on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, were a loss of $1 and a gain of $306, for the three and nine months ended September 30, 2010, respectively.  During the three and nine months ended September 30, 2009, we recognized gains of $186 and $91 from the change in value of our mortgage loan commitments.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status.  Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties.  We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.

The counterparties to our derivatives are exposed to credit risk whenever the derivatives discussed above are in a liability position.  As a result, we have collateralized the liabilities with securities and cash.  We are required to post collateral to cover the market value of the various swaps.  The amount of collateral pledged to cover the market position at September 30, 2010 was $11,823.

NOTE 13. SEGMENT INFORMATION

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

For three months ended September 30, 2010	Banking	Other	Total
Interest income	$22,159	$25	$22,184
Interest expense	9,871	852	10,723
Net interest income	12,288	(827)	11,461
Provision for loan losses	26,240	-	26,240
Other income	27,305	74	27,379
Other expense	28,565	231	28,796
Earnings (Loss) before income taxes	(15,212)	(984)	(16,196)
Income taxes (benefit)	-	(42)	(42)
Net income (loss)	(15,212)	(942)	(16,154)
Preferred stock dividends and discount accretion	-	1,133	1,133
Net income (loss) available to common shareholders	$(15,212)	$(2,075)	$(17,287)

For nine months ended September 30, 2010	Banking	Other	Total
Interest income	$72,972	$71	$73,043
Interest expense	30,413	2,398	32,811
Net interest income	42,559	(2,327)	40,232
Provision for loan losses	98,220	-	98,220
Other income	53,226	210	53,436
Other expense	73,162	613	73,775
Earnings (Loss) before income taxes	(75,597)	(2,730)	(78,327)
Income taxes (benefit)	(97)	(253)	(350)
Net income (loss)	(75,500)	(2,477)	(77,977)
Preferred stock dividends and discount accretion	-	3,394	3,394
Net income (loss) available to common shareholders	$(75,500)	$(5,871)	$(81,371)

Segment assets	$2,621,019	$6,126	$2,627,145

For three months ended September 30, 2009	Banking	Other	Total
Interest income	$29,172	$30	$29,202
Interest expense	12,304	848	13,152
Net interest income (loss)	16,868	(818)	16,050
Provision for loan losses	18,913	-	18,913
Other income	14,770	57	14,827
Other expense	24,056	313	24,369
Earnings (Loss) before income taxes	(11,331)	(1,074)	(12,405)
Income tax expense (benefit)	2,192	5,138	7,330
Net income (loss)	(13,523)	(6,212)	(19,735)
Preferred stock dividends and discount accretion	-	1,117	1,117
Net income (loss) available to common shareholders	$(13,523)	$(7,329)	$(20,852)

For nine months ended September 30, 2009	Banking	Other	Total
Interest income	$94,045	$99	$94,144
Interest expense	40,969	2,868	43,837
Net interest income (loss)	53,076	(2,769)	50,307
Provision for loan losses	82,843	-	82,843
Other income	15,264	(5,929)	9,335
Other expense	81,728	1,283	83,011
Earnings (Loss) before income taxes	(96,231)	(9,981)	(106,212)
Income tax expense (benefit)	(14,078)	4,126	(9,952)
Net income (loss)	(82,153)	(14,107)	(96,260)
Preferred stock dividends and discount accretion	-	2,669	2,669
Net income (loss)	$(82,153)	$(16,776)	$(98,929)

Segment assets	$3,251,530	$6,795	$3,258,325

NOTE 14. REGULATORY CAPITAL

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

Integra Bank’s Total Risk-Based Capital Ratio at September 30, 2010, was 9.34%, an increase of 101 basis points from June 30, 2010 and an increase of 134 basis points from March 31, 2010, which maintains Integra Bank’s classification as adequately capitalized under the Prompt Corrective Action framework.  The increase resulted from the branch and loan sales and loan paydowns, partially offset by the quarter’s net loss.  Integra Bank’s Tier 1 Risk-Based Capital Ratio increased 100 basis points to 8.02% at September 30, 2010 and its Tier 1 Leverage Ratio decreased 22 basis points to 4.31%.  We were not considered adequately capitalized at the holding company level at both September 30, 2010 and June 30, 2010, and our Tangible Common Equity to Tangible Assets Ratio declined 62 basis points to (2.08)% during the third quarter of 2010.  We expect that any actions we take to improve the Bank's regulatory capital ratios will also increase the holding company regulatory capital ratios.  The impact of falling below the adequately capitalized level at the holding company level does not impact us in the area of liquidity or result in any additional regulatory restrictions or limitations.

Because the Bank is not currently classified as “well-capitalized”, our liquidity is affected in various ways.  Banks that are not “well-capitalized” may not obtain any new brokered funds as a funding source and are subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates we can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points.  We continue to compare the rates we are currently paying against the national rate caps; all rates remain within those caps.  We have made changes in product design and established a new source for retail certificates of deposit that has significantly mitigated the risk associated with potential deposit runoff associated with the rate restriction requirement.  At this time there has been no material impact to our deposit balances resulting from the rate caps.  Failure to comply with the Capital Directive may adversely affect Integra Bank’s ability to accept and maintain public fund deposits.

On August 12, 2010, Integra Bank received a Capital Directive from the OCC.  Under the terms of the Capital Directive, the Bank is required, within 90 days, to achieve and maintain a Total Risk-Based Capital Ratio of at least 11.5% of risk-weighted assets and a Tier 1 Leverage Ratio of at least 8% of adjusted total assets.  We were also required to submit to the OCC within 30 days an acceptable Capital Plan covering at least a three-year period that describes the means and time schedule by which the Bank will achieve the required minimum capital ratios.  The plan was provided.  The OCC is completing its review of that plan and we continue to review our capital raising initiatives with them.

The Capital Directive also specifies that the Bank may only pay a dividend to the Company when the Bank is in compliance with the Capital Directive and will remain in compliance immediately following payment of the dividend and when the OCC determines in writing that it has no supervisory objection to payment. We have suspended dividend payments on our common and preferred stock.  At September 30, 2010, we have $4,702 of accrued but unpaid dividends on our preferred stock, which were included in the computation of the liquidation preference amount on the consolidated balance sheet.

We do not expect that Integra Bank will achieve the required capital ratios within the 90 days specified in the Capital Directive.  We are keeping the OCC fully informed of our efforts to raise capital and we hope to announce more definitive information later this year.  We are working closely with our advisor, KBW as we execute these efforts and hope to report continued increases in the bank’s Total Risk-Based Capital Ratio, as well as increases in its Tier 1 Leverage Ratio to and above the levels outlined in the Capital Directive.

The regulatory capital ratios for us and the Bank are shown below.

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		Under Capital Directive
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$68,089	4.30%	$126,541	8.00%	N/A	N/A
Integra Bank	144,352	9.34%	123,678	8.00%	177,787	11.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$34,044	2.15%	$63,270	4.00%	N/A	N/A
Integra Bank	123,985	8.02%	61,839	4.00%	92,759	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$34,044	1.18%	$115,270	4.00%	N/A	N/A
Integra Bank	123,985	4.31%	115,028	4.00%	244,434	8.50%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$221,590	9.94%	$178,377	8.00%	N/A	N/A
Integra Bank	224,127	10.05%	178,377	8.00%	222,971	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$137,658	6.17%	$89,189	4.00%	N/A	N/A
Integra Bank	195,416	8.76%	89,188	4.00%	133,783	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$137,658	4.43%	$124,397	4.00%	N/A	N/A
Integra Bank	195,416	6.30%	124,136	4.00%	155,170	5.00%

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

Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” “hope,” and similar expressions identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include the following risks and uncertainties: the results of examinations of us and the Bank by bank regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute additional formal or informal enforcement actions against us or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the requirements of the Capital Directive issued to the Bank and other agreements between us and the bank regulatory authorities and the possibility that we and the Bank will be unable to fully comply with such requirements, which could result in the imposition of additional enforcement actions, requirements or restrictions; our ability to improve the quality of our assets and maintain an adequate allowance for loan losses; the adverse impact that the Bank’s capital ratios may have on the availability of funding sources, including brokered deposits and public funds; the risks presented by continued unfavorable economic conditions in our market area, which could continue to adversely affect credit quality, collateral values, including real estate collateral and OREO properties, investment values, liquidity and loan originations, reserves for loan losses and charge offs of loans and loan portfolio delinquency rates; changes in the interest rate environment that reduce our net interest margin and negatively affect funding sources; we may be compelled to seek additional capital in the future to augment capital levels or ratios or improve liquidity, but capital or liquidity may not be available when needed or on acceptable terms; the impact of our suspension of dividends on our outstanding preferred stock and deferral of payments on our subordinated debentures relating to our outstanding trust preferred securities; our ability to regain compliance with the minimum bid requirement necessary to retain the listing of our common stock on the Nasdaq Stock Market; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the financial institution regulatory agencies or the Financial Accounting Standards Board; legislative or regulatory changes or actions, including financial reform legislation, or significant litigation that adversely affects us or our business; changes to the regulatory capital treatment of our outstanding trust preferred securities; future legislative or regulatory changes in the United States Department of Treasury’s Troubled Asset Relief Program Capital Purchase Program; our ability to attract and retain key personnel; our ability to secure confidential information through our computer systems and telecommunications network; and other factors we describe in the periodic reports and other documents we file with the SEC.

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

OVERVIEW

We made substantive progress in executing our strategic recovery plan during the third quarter.  Positive developments impacting the third quarter of 2010 included:

•
The completion of three multi-branch and loan sale transactions, which generated deposit premiums of $11,241, after consideration of a write-off of $2,959 of core deposit intangible assets, as well as a net gain on the loans sold in those transactions of $9,498.  These transactions helped improve Integra Bank's Total Risk-Based Capital Ratio by 101 basis points to 9.34% from 8.33% at June 30, 2010;

•	a 6.6% decline in total non-performing assets from June 30, 2010 – the first decline reported since the third quarter of 2006; and

•	continued reduction of our concentration in commercial real estate loans, including construction and land development, which declined $139,570, or 16.8%, from the prior quarter end.

Earnings for the third quarter were negatively impacted by the deterioration of valuations of commercial real estate, particularly for unimproved land held as other real estate owned (“OREO”).   Our loss for the third quarter was $17,287, or $0.84 per diluted share, compared to $10,205, or $0.49 per diluted share for the second quarter of 2010.  The primary factors contributing to the loss for the third quarter of 2010 include:

•	a provision for loan losses of $26,240;

•	net charge-offs of $26,922, or 6.43% of total loans on an annualized basis;

•	loan and OREO expense of $5,813 primarily resulting from a writedown of $3,539 on two specific real estate parcels following updated appraisals; and

•	legal and investment banking fees of $2,146 arising from the branch sales completed during the quarter.

During the third quarter, we also continued to reduce credit risk and improve our capital ratios.  The key components of our progress during the quarter are as follows:

•
During the third quarter, Integra Bank completed the sale of twelve banking centers, along with groups of non-branch originated commercial and consumer loans, in three transactions with First Security Bank, FNB Bank, Inc., and Citizens Deposit Bank and Trust.  These transactions included approximately $238,157 in loans and $307,724 in deposits, while generating deposit premiums of $11,241, after consideration of a write-off of $2,959 of core deposit intangible assets arising from the transaction.  We also recorded a gain of $9,498 on the sale of the loans, which included loans originated in the branches sold, as well as additional loans meant to generally balance the level of deposits and loans sold.  The loans were generally sold at face value, and the gain arose primarily from the amount of the allowance for loan losses allocated to the loans sold.  As all loans were performing, no specific allowance amounts were associated with any individual loans.  The amount of the allowance for loan losses allocated was based on the loss factors used for the loan pools in which the loans sold were previously classified.  During the second quarter of 2010, we also sold branches, deposits and loans.  We previously recorded the impact of the release of the allowance for loan losses associated with the loans sold as a reduction of the provision for loan losses.  After discussions with our auditors, during this quarter, we reclassified this amount of $2,342 from the provision for loan losses to gain on sale of loans.

•
The three third quarter 2010 transactions increased Integra Bank’s Tier 1 and Total Risk-Based regulatory capital ratios by approximately 216 basis points, and its Tier 1 Leverage Ratio by approximately 87 basis points.  The third quarter transactions also increased the Company’s Tangible Common Equity to Tangible Assets Ratio by approximately 58 basis points.   Integra Bank’s Total Risk-Based Capital Ratio was 9.34% at September 30, 2010, an increase of 101 basis points from June 30, 2010 and an increase of 134 basis points from March 31, 2010.

•
We are pursuing multiple initiatives in our plan to raise new capital.  Working with our financial advisor, Keefe, Bruyette & Woods (KBW), we are having ongoing discussions with private investors, private equity firms and others about investing in our Company.  We engaged an independent consultant to evaluate our loan portfolio and to independently affirm the valuation and integrity of its administration.  We look forward to announcing the results of those efforts at the appropriate time.

•
We continued our planned exit from the CRE lending line of business.  The three third quarter branch transactions included the sale of CRE and other non-branch generated loans.  We also obtained early repayment of several loans and pursued additional loan paydowns and payoffs through a modest discount program.  As a result of these initiatives, we reduced outstanding CRE loan balances at September 30, 2010 by $139,570, or 16.8%, from those at June 30, 2010.  This follows a 9.9% decrease in the second quarter.  We continue to evaluate alternatives to sell or exchange our performing and nonperforming CRE loans and are working with a number of parties interested in purchasing these assets.  We anticipate announcing sales of some of these assets during the fourth quarter of 2010.

•
During the third quarter of 2010, we experienced higher levels of provision and charge-offs than anticipated, as we continued our practice of updating appraisals on non-performing assets and adjusted the carrying value of these assets, increasing our loan loss provision and OREO expense and increasing our loan loss reserves. We continues to pursue aggressive disposition strategies for all of these assets which further contributed to our significant loan loss provision and increased level of net charge-offs during the quarter. We did report that first decrease in non-performing assets since the third quarter of 2006 and executed our disposition strategies on several of our non-performing assets. We also experienced improvement in our delinquencies, which were 1.30% at September 30, 2010. Our efforts continue to be focused on reducing our level of non-performing assets, improving our capital and liquidity and increasing the operating income of our core community banking franchise.

•
We completed implementation of Regulation E and were successful in minimizing its potential impact to our fee income by communicating with customers and educating them on its potential impact.  The new rules did adversely impact our non-sufficient funds and overdraft income during the third quarter of 2010 and we expect them to continue to do so.  We have seen an increase in new checking account openings, as we have continued to offer service charge free checking products similar to those we offered prior to the effective date of Regulation E.  We expect that those new accounts and account balances will generate financial benefits to help offset the impact of the new overdraft regulations.

The net loss available to common shareholders for the third quarter of 2010 was $17,287, or $0.84 per diluted share, compared to $10,205, or $0.49 per diluted share for the second quarter of 2010.  The provision for loan losses was $26,240, up $6,960 from $19,280 during the second quarter of 2010, while net charge-offs for the third quarter totaled $26,922, or 6.43% of total loans on an annualized basis, a $14,748 increase from $12,174, or 2.49% of total loans annualized for the second quarter of 2010.  The net interest margin was 2.08% for the third quarter of 2010 compared with 2.32% for the second quarter of 2010.  The second quarter also included net deposit premiums of $11,241.

The allowance to total loans was 6.56% at September 30, 2010, while the allowance to non-performing loans was 45%.  The increase in the allowance for loan losses to total loans is due in part to the reduction in the loan portfolio resulting from the third quarter branch sale transactions and other payoffs and paydowns of performing loans.  Non-performing loans decreased $18,651 to $212,666, or 14.6% of total loans, compared to $231,317, or 12.8% of total loans, including loans held for the branch divestitures pending at June 30, 2010.  The decrease in non-performing loans was primarily due to a decline in the amount of additional loans being classified as non-performing, coupled with net charge-offs of $26,922.  Non-performing assets declined $17,455 or 6.6% from June 30, 2010 and were $247,628.

Net interest income was $11,461 for the third quarter of 2010, compared to $13,911 for the second quarter of 2010, while the net interest margin decreased 24 basis points to 2.08%.  The decline in net interest income reflects the lower amount of earning assets and related funding that resulted from the second and third quarter branch sales.  The yield on earning assets decreased 19 basis points during the third quarter of 2010, while liability costs decreased by 3 basis points.  The decrease in the net interest margin was primarily due to the lower level of earning assets, lower securities yields and an increase in average cash levels of $84,615, partially offset by lower retail funding costs.

Our provision for loan losses increased from $19,280 for the second quarter of 2010 to $26,240, primarily as a result of receipt of updated appraisals on properties securing non-performing loans that resulted in higher specific reserves, increasing our loan loss provision.

Non-interest income was $27,379 for the third quarter of 2010, compared to $18,467 for the second quarter, and included $11,241 of premiums on sales of deposits realized from the third quarter branch sales, net of a core deposit intangible write-off of $2,959 and net gains on the sale of loans sold in branch sales of $9,498.  Partially offsetting these increases were other-than-temporary securities impairment of $585 and a decline in deposit service charges of $874 from the second quarter.  The second quarter of 2010 included $4,371 of premiums on sales of deposits realized from the second quarter branch sales, gains on loans sold in those branch sales of $2,342 and securities gains of $3,351.

Non-interest expense was $28,796 for the third quarter of 2010, compared to $22,486 for the second quarter.  Loan and other real estate owned expenses increased $4,409 to $5,813 and included $4,537, of writedowns to assets within that portfolio.  Non-interest expense for the third quarter also included legal and investment banking fees related to the third quarter branch sales of $2,146.

We recognized $6,959 of additional valuation allowance expense during the third quarter of 2010 to offset the tax benefit which resulted from our reported loss.

Commercial loan average balances decreased $199,576 in the third quarter of 2010, including a decline in commercial real estate and construction and land development loans of $143,449.  Commercial real estate loan balances, including construction and land development, at September 30 were $689,898, $139,570 or 16.8% less than the June 30 balance of $829,468.  Low cost deposit average balances decreased $134,137 during the third quarter of 2010, primarily due to the effect of the second and third quarter branch sales.

Due to the uncertainty in the financial markets, we continued to maintain a higher level of liquidity during the third quarter of 2010.  Cash and due from bank average balances increased $84,615, or 15.8%, during the third quarter of 2010 to $618,551.  We anticipate reducing the average balance of cash as we execute our plan to improve our regulatory capital ratios.

On August 12, 2010, Integra Bank received a Capital Directive from the OCC.  Under the terms of the Capital Directive, the Bank is required, within 90 days, to achieve and maintain a Total Risk-Based Capital Ratio of at least 11.5% of risk-weighted assets and a Tier 1 Leverage Ratio of at least 8% of adjusted total assets.  We were also required to submit to the OCC within 30 days an acceptable Capital Plan covering at least a three-year period that describes the means and time schedule by which the Bank will achieve the required minimum capital ratios, which we provided.  The OCC is completing its review of that plan and we continue to review our capital raising initiatives with them.

The Capital Directive also specifies that the Bank may only pay a dividend to the Company when the Bank is in compliance with the Capital Directive and will remain in compliance immediately following payment of the dividend and when the OCC determines in writing that it has no supervisory objection to payment.

We do not expect that Integra Bank will achieve the required capital ratios within the 90 days specified in the Capital Directive.  We are keeping the OCC fully informed of our efforts to raise capital and we hope to announce more definitive information later this year.

Integra Bank’s Total Risk-Based Capital Ratio was 9.34%, an increase of 101 basis points from June 30, 2010 and an increase of 134 basis points from March 31, 2010, which maintains Integra Bank’s classification as adequately capitalized at September 30, 2010 under the Prompt Corrective Action framework.  The increase resulted from the branch and loan sales and loan paydowns, partially offset by the quarter’s net loss.  Integra Bank’s Tier 1 Risk-Based Capital Ratio increased 100 basis points to 8.02% in the third quarter of 2010 and its Tier 1 Leverage Ratio decreased 22 basis points to 4.31%.  We were not considered adequately capitalized at the holding company level at both September 30, 2010 and June 30, 2010 and our Tangible Common Equity to Tangible Assets Ratio declined 62 basis points to (2.08)% during the second quarter of 2010.

Our plans for the fourth quarter of 2010 include the following:

•	raise additional capital by selling common or preferred equity in private transactions and recapitalizing other elements of our capital structure;

•	use a portion of any new capital, reduce non-performing assets through a bulk sale to distressed asset buyers and redeem higher cost wholesale indebtedness;

•	continue to reduce our concentration in commercial real estate credit exposure through the sale of performing and non-performing commercial real estate loans;

•	continue to reduce non-performing assets and our overall credit exposure;

•	continue efforts to identify a purchaser for our four Chicago branches and execute that sale in the first half of 2011;

•	execute additional expense reduction initiatives to better match our levels of infrastructure and overhead with our reduced revenue base; and

•	market our services to community banking customers in our core market area that we will serve going forward and make continual adjustments to increase profitability.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

NET INTEREST INCOME

Net interest income decreased $4,589, or 28.6%, to $11,461 for the three months ended September 30, 2010, from $16,050 for the three months ended September 30, 2009, and $10,075, or 20.0%, to $40,232 for the nine months ended September 30, 2010, from $50,307 for the nine months ended September 30, 2009. The net interest margin for the three months ended September 30, 2010, was 2.08% compared to 2.35% for the same three months of 2009, while the margin for the nine months ended September 30, 2010, was 2.28%, as compared to 2.36% for the nine months ended September 30, 2009.  The yield on earning assets decreased 22 basis points to 4.00% for the third quarter of 2010, compared to the same quarter in 2009, while the cost of interest-bearing liabilities decreased 19 basis points to 1.67%.

The primary components of the changes in margin and net interest income to the third quarter of 2010, as compared to the third quarter of 2009 were as follows:

•
Average loan yields increased 7 basis points to 4.25% for the quarter ended September 30, 2010, from 4.18% in the quarter ended September 30, 2009, led by an increase in commercial loan yields of 16 basis points to 3.78%.  The increase in yields for commercial loans was largely the result of an initiative to increase minimum rates on new and renewing variable rate loans.  At September 30, 2010, $244,301, or 30.5% of our variable rate commercial loans had interest rate floors of at least 4.00%.  At September 30, 2010, approximately 33% of our variable rate loans are tied to prime, 56% to LIBOR and 11% to other floating rate indices.  Approximately 55% of all loans were variable rate at September 30, 2010.  The impact of total non-accrual loans on the net interest margin has continually increased since early 2008, and was 59 basis points for the third quarter of 2010, up from 44 basis points for the third quarter of 2009. We are asset sensitive, meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities.  If rates were to rise, our asset yields should increase faster and more than the cost of the liabilities funding those assets, causing our net interest margin to increase.

•
Average securities yields decreased 124 basis points to 3.18% due primarily to a shift in securities to lower yielding GNMA securities and U.S. Treasuries, which carry a zero percent risk weight, reducing the amount of our risk-weighted assets and improving our risk-based capital ratios.

•
Average earning assets decreased $571,557, or 20.5%, as average loan balances decreased $656,972, partially offset by an increase of $90,565 in average securities.  The decrease in loans was caused by the 2009 and 2010 branch and loan sales and other paydowns and payoffs, as well as by charge-offs.

The decline in interest rates since 2008 resulted in lower liabilities costs. The average rate paid on interest bearing liabilities was 1.67% for the third quarter of 2010, a 19 basis point decline from the third quarter of 2009.  Time deposit rates declined 63 basis points, money market rates declined 34 basis points, and savings deposit rates decreased 72 basis points.  The average rate paid on short-term sources of funds other than time and transaction deposits, which include repurchase agreements, FHLB advances and other sources, decreased from 0.52% to 0.37% for the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009.  Decreases in these funding sources included  $83,370 in Term Auction Facility (TAF) borrowings, $48,696 in short-term FHLB borrowings, and $12,494 in customer repurchase agreements.  The rate on long-term borrowings increased from 2.70% to 3.37%, primarily due to the conversion of previously floating rate repurchase agreements to higher fixed rates and the maturity of a low rate FHLB advance.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Three Months Ended September 30,	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
EARNING ASSETS:	Balances	& Fees	Cost	Balances	& Fees	Cost

Short-term investments	$50,015	$395	3.13%	$46,270	$272	2.33%
Loans held for sale	3,075	29	3.77%	8,977	89	3.97%
Securities	477,197	3,797	3.18%	386,632	4,257	4.42%
Regulatory Stock	26,144	135	2.06%	29,137	337	4.63%
Loans	1,662,169	17,975	4.25%	2,319,141	24,669	4.18%

Total earning assets	2,218,600	$22,331	4.00%	2,790,157	$29,624	4.22%

Allowance for loan loss	(100,301)			(81,746)
Other non-earning assets	770,182			641,048

TOTAL ASSETS	$2,888,481			$3,349,459

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$625,194	$626	0.40%	$772,901	$1,684	0.86%
Money market accounts	244,911	551	0.89%	303,573	943	1.23%
Certificates of deposit and other time	1,273,821	6,497	2.02%	1,157,820	7,729	2.65%
	-	-
Total interest-bearing deposits	2,143,926	7,674	1.42%	2,234,294	10,356	1.84%

Short-term borrowings	59,086	54	0.37%	203,646	268	0.52%
Long-term borrowings	348,329	2,995	3.37%	366,917	2,528	2.70%

Total interest-bearing liabilities	2,551,341	$10,723	1.67%	2,804,857	$13,152	1.86%

Non-interest bearing deposits	250,313			286,154
Other noninterest-bearing liabilities and
shareholders' equity	86,827			258,448

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$2,888,481			$3,349,459

Interest income/earning assets		$22,331	4.00%		$29,624	4.22%
Interest expense/earning assets		10,723	1.92%		13,152	1.87%

Net interest income/earning assets		$11,608	2.08%		$16,472	2.35%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $106 and $319 for 2010 and 2009, respectively.

Federal tax equivalent adjustments on loans are $41 and $103 for 2010 and 2009, respectively.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Nine Months Ended September 30,	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
EARNING ASSETS:	Balances	& Fees	Cost	Balances	& Fees	Cost
Short-term investments	$49,775	$941	2.53%	$15,948	$539	4.52%
Loans held for sale	2,750	87	4.21%	9,274	319	4.59%
Securities	411,128	11,294	3.66%	487,195	17,570	4.81%
Regulatory Stock	27,044	542	2.68%	29,142	1,015	4.64%
Loans	1,900,223	60,672	4.23%	2,392,606	76,328	4.23%

Total earning assets	2,390,920	$73,536	4.11%	2,934,165	$95,771	4.36%

Allowance for loan loss	(100,571)			(76,661)
Other non-earning assets	656,744			596,366

TOTAL ASSETS	$2,947,093			$3,453,870

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$711,105	$2,890	0.54%	$700,643	$4,791	0.91%
Money market accounts	255,773	1,884	0.99%	321,987	3,289	1.37%
Certificates of deposit and other time	1,206,066	19,485	2.16%	1,222,809	26,222	2.87%

Total interest-bearing deposits	2,172,944	24,259	1.49%	2,245,439	34,302	2.04%

Short-term borrowings	60,788	151	0.33%	271,951	1,614	0.78%
Long-term borrowings	352,187	8,401	3.15%	369,878	7,921	2.82%

Total interest-bearing liabilities	2,585,919	$32,811	1.70%	2,887,268	$43,837	2.03%

Non-interest bearing deposits	260,713			291,005
Other noninterest-bearing liabilities and
shareholders' equity	100,461			275,597

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$2,947,093			$3,453,870

Interest income/earning assets		$73,536	4.11%		$95,771	4.36%
Interest expense/earning assets		32,811	1.83%		43,837	2.00%

Net interest income/earning assets		$40,725	2.28%		$51,934	2.36%

Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.

Federal tax equivalent adjustments on securities are $344 and $1,306 for 2010 and 2009, respectively

Federal tax equivalent adjustments on loans are $149 and $321 for 2010 and 2009, respectively.

NON-INTEREST INCOME

Non-interest income increased $12,552 to $27,379 for the quarter ended September 30, 2010, compared to $14,827 for the third quarter of 2009.  Major contributors to the increase in non-interest income from the third quarter of 2009 to the third quarter of 2010 are as follows:

•	The third quarter of 2010 included net deposit premiums of $11,241 from the sale of twelve branches after giving effect to a write-off of $2,959 of core deposit intangible assets.

•
The loans sold with the branch divestitures in the third quarter led to a gain on sale of divested loans of $10,525 arising primarily from the amount of the allowance for loan losses allocated to those loans, offset by $1,027 of net deferred origination fees and expenses related to those loans.

•	Trading income increased $1,325 due to improvement of the market value of our held for trading securities.

•	Securities were sold in the third quarter of 2009 at gains of $6,578, while the third quarter of 2010 had an other than temporary impairment charge of $585.

•	Deposit service charges declined $1,650 for the third quarter of 2010, primarily due to the sale of the deposit accounts from twenty-two banking centers since the third quarter of 2009.

•
During the third quarter of 2009, we evaluated the potential sale or surrender of our bank owned life insurance policies, primarily for the purposes of reducing regulatory higher risk-weighted assets and improving our regulatory capital ratios.  In October 2009, we made the decision to sell $40,048 of these policies and to surrender $23,102 of them.  As a result, we recorded the expected loss on sale of $788, as well as an estimate of the surrender penalty of $241 at September 30, 2009. The penalty was recorded in tax expense and cannot be offset by a net operating loss.  We also recorded tax expense totaling $5,603 on the taxable gain on sale and the taxable gain on the surrender.

Non-interest income for the nine months ended September 30, 2010, was $53,436, an increase of $44,101 from the nine months ended September 30, 2009.  The primary components of the difference include a reduction in other-than-temporary securities impairment of $20,689, an increase in net premiums on sales of deposits of $13,063, an increase in gain on sale of divested loans of $11,164, the offset of the fair value adjustment on the Treasury Warrant of $6,145 in 2009, an increase in trading income of $1,113, and the mark-to-market adjustment on bank owned life insurance of $788 in 2009, partially offset by lower securities gains of $4,708 and declines in deposit service charges of $2,554.

NON-INTEREST EXPENSE

Non-interest expense increased $4,427 to $28,796 for the quarter ended September 30, 2010, compared to $24,369 for the third quarter of 2009.  Major components of the change in non-interest expense from the third quarter of 2009 to the third quarter of 2010 are as follows:

•
Loan and other real estate owned expenses increased $3,268 to $5,813, as writedowns taken on other real estate owned properties increased $2,358 to $4,537 during the third quarter of 2010.  Loan expenses include loan collection costs, costs incurred to maintain OREO and deferred origination costs.

•	Professional fees increased $2,616 to $4,315, primarily due to legal and investment banking fees of $2,146 arising from the branch sales completed during the third quarter of 2010.

•
Personnel expense declined $1,278, or 12.5%, consisting primarily of a $1,702 decline in salaries, partially offset by an increase in severance payments of $471.  The decline in salaries is due to the reduction in work force stemming from the sale of twenty-two banking centers since the third quarter of 2009, as well as from our profit improvement program that occurred during the second and third quarters of 2009.

•	FDIC insurance premiums increased $1,032 to $2,753.

•	Occupancy and equipment expenses declined $419, or 17.8%, and $111, or 14.8%, respectively, in part due to the sale of twenty-two banking centers and also due to a lower level of capital expenditures.

Non-interest expense for the nine months ended September 30, 2010, was $73,775, a decrease of $9,236, or 11.1% from the nine months ended September 30, 2009.  The primary components of the decrease included decreases in personnel expense of $6,816, loan and OREO expenses of $1,067, debt prepayment penalties of $1,538, and lower occupancy and equipment expenses of $1,260 and $331.  Partially offsetting these decreases were increases in professional fees of $3,298, and FDIC insurance of $1,458.

INCOME TAX BENEFIT

Income tax benefit was $42 and $350 for the three months and nine months ended September 30, 2010, respectively, compared to an income tax expense of $7,330 and an income tax benefit of $9,952 for the same period in 2009.

The effective tax rate for the third quarter of 2010 was 0%, resulting from the continuation of a full valuation allowance established on deferred tax assets at December 31, 2009.

FINANCIAL POSITION

Total assets at September 30, 2010 were $2,627,145, compared to $2,921,941 at December 31, 2009.

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

The securities portfolio represents our second largest earning asset after commercial loans and serves as a source of liquidity.  Investment securities available for sale were $544,559 at September 30, 2010, compared to $361,719 at December 31, 2009, and are recorded at their fair market values.  The fair value of securities available for sale on September 30, 2010, was $2,660 higher than the amortized cost, as compared to $7,448 lower at December 31, 2009.  There was $585 of OTTI on one security recognized during the third quarter of 2010.  Additional information on OTTI is provided in Note 3 of the Notes to the unaudited consolidated financial statements in this report.

Trading securities at September 30, 2010, consist of four pooled trust preferred securities valued at $148.  During the third quarter of 2010, we recorded net trading gains of $87.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities, which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet.  This includes both Federal Reserve and FHLB stock.  From time-to-time, we purchase or sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. The balance of regulatory stock was $24,713 at September 30, 2010, compared to $29,124 at December 31, 2009.

LOANS HELD FOR SALE

Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.  Loans which were held for probable branch sales in previous quarters were included in this total on the Consolidated Balance Sheet.

LOANS

Loans totaled $1,456,967 at September 30, 2010.  This compares to loans (including loans held for probable branch sales) of $2,110,348 at year-end 2009, a decrease of $653,381, or 31.0%.  Decreases in CRE and construction and land development loans of $275,293, commercial, industrial and agricultural loans (C&I) of $183,297, residential mortgage loans of $81,713, consumer loans of $62,552, and home equity lines of credit (HELOC) loans of $41,215 came mainly from the branch and loan sales occurring during the second and third quarter of 2010, as well as additional initiatives to receive paydowns or payoffs of other CRE loans.  The loan and branch sale transactions that occurred during the third quarter included $91,751 of CRE, $875 of construction and land development, $40,205 of C&I, $19,429 of residential mortgage, $57,739 of consumer and $28,158 of HELOC loans.

Residential mortgage loan average balances declined $26,581, or 18.6% during the third quarter of 2010.  We expect the balance of residential mortgage loans will continue to decline, because we sell the majority of new originations to a private label provider on a servicing released basis.  We evaluate our counterparty risk with this provider on a quarterly basis by reviewing their financial results and the potential impact to our relationship of any declines in financial performance.  If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk.  We have never had a strategy of originating sub prime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.   The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio.  Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.

HELOC loan average balances decreased $20,802, or 13.0% from the second quarter 2010.  HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence.  Approximately $28,158 of HELOC loans were included in the loan and branch sales in the third quarter of 2010.  HELOC loans were $121,719 at September 30, 2010, compared to $162,934 at December 31, 2009.

The average balance of indirect consumer loans declined $28,963, or 51.5% during the third quarter of 2010, as expected, since we exited this line of business in December 2006 and sold approximately $32,954 of these loans in the divestitures during the third quarter.  These loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets.  Indirect loans at September 30, 2010, were $19,192 compared to $62,062 at December 31, 2009.  The average balance of direct consumer loans decreased $22,016, or 16.3% during the third quarter of 2010.

Commercial loan average balances for the third quarter of 2010 decreased $199,576, or 13.6% from the second quarter of 2010, and included a decrease in CRE, including commercial construction and land development loans of $143,449, or 13.3%.  C&I loan average balances decreased $56,127, or 14.5%.  Approximately $92,626 of CRE including commercial construction and land development loans, and $40,205 of C&I loans were included in the branch and loan sales during the third quarter of 2010.  We sold CRE participation loans totaling $24,235 back to the originating bank at par in late June 2010.  CRE loan balances, including construction and land development loans, were $689,898 at September 30, 2010, $139,570, or 16.8% less than at June 30, 2010.

Our non-owner occupied CRE portfolio was previously managed as three distinct areas.  The largest portion was managed out of our team headquartered in Greater Cincinnati, Ohio, as our CRE line of business.  The next largest portion of the CRE portfolio was managed by our Chicago region.  The remainder of the CRE portfolio was managed in various areas within the core bank franchise.  The entire CRE portfolio is now managed under the direction of our Evansville-based management team.  This has provided a more efficient collection effort as we have utilized dedicated workout officers to assist with this effort.  Our largest property-type concentration is in retail projects at $178,657, or 25.6%, of the total CRE portfolio, which includes direct loans and participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers.  Our second largest concentration is multi-family at $129,390, or 14.9%, of the total CRE portfolio. Our third largest concentration is for land acquisition which represents either commercial or resdential development at $106,609, or 15.3%, of the total.  Our fourth largest concentration at $80,114, or 11.5% is developed single family residential properties of which almost 74% is in the Chicago area. Finally, office is the fifth largest concentration with $66,768, or 9.6%.  No other category exceeds 8% of the CRE portfolio.  Of the total non-owner occupied CRE portfolio, $274,051, or 39.3%, is classified as construction.  At September 30, 2010, $511,594, or 73.4%, of the CRE portfolio is located within our four core market states of Indiana, Kentucky, Illinois and Ohio.  The three largest concentrations outside of our core market states are $37,745, or 5.4%, located in Florida, $29,316, or 4.2%, located in Georgia, and $23,255, or 3.3%, located in Tennessee.  Non-owner occupied CRE non-performing loans in our core market states totaled $127,906 at September 30, 2010, with another $23,953 located in Florida, and $18,551 located in Georgia.  Non-performing loans totaling $6,387 and $2,833 at September 30, 2010, were located in Tennessee and North Carolina.  Those states had $23,225 and $19,690, respectively in outstanding loans at September 30, 2010.   The majority of projects located outside of our core market states are with developers based in, or having previous connections to, our core market states when these loans were originated that developed or are developing properties in other states. We do not provide non-recourse financing.

The ongoing reduction in the size of our loan portfolio from loan sales, branch divestitures and the planned decline in our indirect consumer and residential mortgage loan portfolios has increased our level of concentration risk.  The balance in our non-owner occupied CRE portfolio was $697,053, or 47.8%, of the total portfolio at September 30, 2010, compared to $978,927, or 46.4%, at December 31, 2009.    We expect to continue to see balance reductions resulting from our previously stated portfolio reduction initiatives in our non-owner occupied CRE.

The rapid increase of our non-owner occupied CRE portfolio began in 2007 and was partially accelerated due to the disruption of the permanent financing market, and the acquisition of Prairie Financial Corporation in the spring of 2007, which further increased our concentration in non-owner occupied CRE. During the third quarter of 2008, we discontinued pursuing new CRE opportunities, regardless of property type, as additional stress of this market became apparent.  We continue to exit the CRE line of business altogether.  We will continue to reduce our current CRE exposure through the sale of performing and nonperforming loans, by not making any new commitments, and by incenting our customers and relationship managers to reduce their outstandings ahead of their prescribed maturities, while increasing our yields as pricing opportunities arise. This effort includes pursuing payoffs from lead banks from whom we have purchased participating interests in loans or accepting discounts on payoffs in order to expedite the exiting of a relationship.  These efforts resulted in paydowns of five loans totaling $26,989 during the third quarter of 2010.  We continue to strengthen our Evansville-based workout team while reducing the number of production based CRE lenders within our Chicago and Cincinnati area offices, or moving them to workout roles or specific roles designed to manage existing relationships and receive paydowns and payoffs.

Total CRE loan balances, including owner occupied CRE, in Chicago were $185,108 at September 30, 2010, compared to $233,437 at December 31, 2009.  CRE balances from our team in the Greater Cincinnati, Ohio area were $519,784 at September 30, 2010, compared to $735,055 at December 31, 2009.

Loans delinquent 30-89 days were $18,945, or 1.30% of our portfolio at September 30, 2010, compared to $28,584, or 1.58% at June 30, 2010, and $20,605, or 0.98% at December 31, 2009. Delinquent loans include $11,598 of CRE loans, or 1.34% of that portfolio, $3,486 of C&I loans, or 1.42% of that portfolio, $717 of residential mortgage loans, or 0.71% of that portfolio, and $3,144 of consumer and home equity loans, or 1.30% of that portfolio.  Of the delinquent CRE loans, $4,418, or 38.1%, are located in the Chicago region. Of the $18,945 in 30-89 day past dues, $6,500 was to one commercial real estate borrower with a multifamily development in Indiana which became delinquent upon maturity.  We expect to renew this loan in the fourth quarter of 2010 pending negotiation of final terms.  This single loan represented 45 basis points of our total delinquencies.

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

We have limited exposure to shared national credits.  Our total outstanding amount of shared national credits, which are any loans or loan commitments of at least $20,000 that are shared by three or more supervised institutions, was $32,470 at September 30, 2010.  Of this amount, $4,875, or 15.01%, was classified as non-performing.

LOAN PORTFOLIO

	September 30, 2010	December 31, 2009
Commercial, industrial and agricultural loans	$419,309	$602,606
Economic development loans and other obligations of state and political subdivisions	9,164	14,773
Lease financing	1,877	5,579
Commercial mortgages	423,875	583,123
Construction and development	266,023	382,068
Residential mortgages	151,086	232,799
Home equity lines of credit	121,719	162,934
Consumer loans	63,914	126,466
Loans, net of unearned income	$1,456,967	$2,110,348

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

The allowance for loan losses was $95,539 at September 30, 2010, representing 6.56% of total loans.  This compares with $96,221 at June 30, 2010, representing 5.30% of total loans, and $88,670 at December 31, 2009, or 4.20% of total loans, which included loans classified as held for sale for potential branch divestitures.  The allowance for loan losses to non-performing loans ratio was 44.9%, compared to 41.6% at June 30, 2010, and 41.3% at December 31, 2009.  We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination.  At September 30, 2010, we believe that our allowance appropriately considers the incurred loss in our loan portfolio.  The provision for loan losses was $26,240 for the three months ended September 30, 2010, and $98,220 for the nine months ended September 30, 2010, compared to $18,913 and $82,843 for the three and nine months ended September 30, 2009.

Net charge-offs of $26,922 exceeded the provision for loan losses of $26,240 by $682 during the third quarter of 2010.  Annualized net charge-offs to average loans were 6.43% for the quarter, compared to 3.74% for the third quarter of 2009.  Net charge-offs during the third quarter of 2010 included $24,053 of CRE loans, $1,832 of C&I loans, $569 of HELOC loans, $146 of indirect consumer loans and $88 for direct consumer loans, while the remaining $234 came from various other loan categories.  Charge-offs from the Chicago region totaled $8,311, while charge-offs from the CRE line of business totaled $17,376.  The majority of these charge-offs relate to the residential development and construction area.  The largest charge-off this quarter was for a charge off of $6,872 secured by a single family residential project located in Florida. The second largest charge-off was a partial charge down of $3,869, which was secured by a land acquisition CRE property located in Ohio. The third largest charge-off was for $2,738, and was secured by a land acquisition CRE development in Illinois. More than 40% of our charge-offs during the third quarter of 2010 were covered by specific reserves within the allowance for loan losses at June 30, 2010.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning Balance	$96,221	$82,309	$88,670	$64,437
Loans charged off	(27,359)	(22,396)	(80,806)	(69,226)
Recoveries	437	538	2,321	1,310
Provision for loan losses	26,240	18,913	98,220	82,843
Allowance related to divested loans sold	-	-	(12,866)	-
Ending Balance	$95,539	$79,364	$95,539	$79,364

Percent of total loans	6.56%	3.60%	6.56%	3.60%

Annualized % of average loans:
Net charge-offs	6.43%	3.74%	5.52%	3.80%
Provision for loan losses	6.26%	3.24%	6.91%	4.63%

At September 30, 2010, our largest non-performing loan was a $18,551 relationship with a developer in Georgia secured by a real estate project for mixed use retail and office space.  The second largest non-performing loan or relationship had a balance of $12,995, after charge-offs of $3,091, and is secured by single family residential development to a developer in the Chicago area. The third largest non-performing relationship was with a developer in the Chicago area that had an outstanding balance of $12,800 after charge-offs of $2,738 secured by a residential construction project.  The fourth largest non-performing loan is secured by undeveloped raw land located in Florida and had a balance of $9,900.

The majority of the remainder of our commercial non-performing loans is secured by one or more residential properties arising from our Chicago region or CRE line of business, typically at an 80% or less loan-to-value ratio at inception.  The Chicago residential real estate market continues to experience stressed condidtions.  The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 25.9% from the peak of the index in September 2006 to the most recent index for June, as published in August.  The Zillow index for the second quarter of 2010 shows a decline of 29.2% from its peak during the second quarter of 2006.  On a year-over-year basis, the Zillow index shows a decline of 10.5% for all homes, with a 10.2% decline for single-family housing and a 13.1% decline for condominiums.  Information we gained by reviewing new appraisals for existing loans has been consistent generally with the declines indicated by the Case-Schiller and Zillow indices.  If sales levels and values in Chicago remain depressed, it is likely that we will experience further losses.

Impaired loans, including troubled debt restructures, totaled $223,462 at September 30, 2010, and had a specific reserve of $39,436 included in the loan loss reserve of $95,539. This compares to impaired loans of $203,470 at December 31, 2009, and $243,129 at June 30, 2010 with specific reserves of $32,036 and $39,844, respectively. Impaired loans consist primarily of non-performing loans and certain other loans where a specific reserve allocation is consistent with our more aggressive disposition strategy.

Occasionally, we may agree to modify contractual terms of a borrower’s loan. In such cases, where modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructure (TDR). Loans modified in a TDR are generally placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which requires the borrower to demonstrate performance in accordance to the restructured terms for six months or more. At September 30, 2010, loans fitting this description totaled $17,387. At December 31, 2009, loans modified in a TDR, totaled $4,266.

OREO increased to $34,814 at September 30, 2010, compared to $33,706 at June 30, 2010, and was up slightly from the year-end 2009 total of $31,982.  The ratio of non-performing assets to total loans and OREO increased to 16.60% at September 30, 2010, compared to 11.52% at year end 2009 because of the increase in non-performing assets, the impact on the ratio of performing branch and balancing loans included in the second and third quarter 2010 branch and loan sales, and other payoffs and paydowns of performing loans.  Approximately 53%, or $131,034, of our total non-performing assets are in our Chicago region.  These assets represent approximately 61% of the total assets in our Chicago region.

Total non-performing loans at September 30, 2010, consisting of non-accrual and loans 90 days or more past due, were $212,666, a decrease of $2,214 from December 31, 2009 and $18,651 from June 30, 2010. This is the lowest level of non-performing loans for a quarter since the second quarter of 2009.  Non-performing loans were 14.60% of total loans, compared to 10.18% at December 31, 2009, and 12.75% at June 30, 2010.  This percentage was again impacted by the third quarter sale of performing loans in the branch and loan sale transactions.  Of the non-performing loans, $201,149 are in our CRE portfolio and $5,114 are C&I loans, while the balance consists of homogenous 1-4 family residential and consumer loans.  Total non-performing CRE loans at September 30, 2010 included $104,847 of residential real estate related projects. Of this total, $66,964 was from the Chicago region and $35,734 from our CRE line of business.  The Chicago non-owner occupied CRE portfolio had commitments of $160,895 and outstanding balances of $160,238 at September 30, 2010.  The Chicago portfolio made up 49% and 53% of our total non-performing loans and non-performing assets respectively at September 30, 2010.  Non-owner occupied real estate within the CRE line of business had commitments of $534,741 and outstanding balances of $486,978 at September 30, 2010.  This portfolio made up 45% and 41% of our total non-performing loans and non-performing assets, respectively, at September 30, 2010. The Chicago region and the CRE line of business make up 14.7% and 37.8% of total outstanding loans.

Although much of the reduction in both non-performing loans and assets has been as a result of charge offs and write downs on our OREO, the new inflow of loans to this status slowed significantly for the third consecutive quarter, ending September at $21,326, down $21,433 from the prior quarter and is the lowest level since the first quarter of 2008.

We have improved our credit management processes in several ways in 2010, including the following:

•
We are continuing to obtain new appraisals on properties securing our non-performing CRE loans and using those appraisals to determine specific reserves within the allowance for loan losses.  As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate.

•	We shifted the credit analysis effort for our Chicago region and CRE line of business to our centralized Credit Service Center in Evansville.

•	We are managing the efforts of our CRE line of business within our Evansville-based workout group.

•	We have added additional loan workout specialists in Evansville to service our Chicago and CRE portfolios and transitioned our relationship managers to assist with an orderly exit strategy.

•
We continue to adhere to our previously announced aggressive problem asset disposition strategy implemented in the first quarter of this year, specifically within our non-owner occupied commercial real estate portfolio, resulting in reduction of carrying values and deeper reserves. Other aspects of this strategy for our underperforming portfolio include but not limited to taking advantage of opportunities to sell, exchange for other assets or accept discounted payoffs where appropriate, particularly in situations in which we expect it would take several quarters for values to recover. We believe this strategy will accelerate our goal of returning to profitability and credit quality norms by providing increased liquidity for redeployment, reduce real estate taxes, legal fees, and other asset carrying costs, allow for more effective utilization of our workout team, and reduce our overall staffing costs.

Listed below is a comparison of non-performing assets.

	September 30,	December 31,
	2010	2009
Nonaccrual loans	$212,345	$210,753
90 days or more past due loans	321	4,127
Total non-performing loans	$212,666	214,880
Trust preferred held for trading	148	36
Other real estate owned	34,814	31,982
Total non-performing assets	$247,628	$246,898

Ratios:
Non-performing Loans to Loans	14.60%	10.18%
Non-performing Assets to Loans and Other Real Estate Owned	16.60%	11.52%
Allowance for Loan Losses to Non-performing Loans	44.92%	41.26%

Changes in other real estate owned were as follows for the three and nine months ended September 30, 2010:

SUMMARY OF OTHER REAL ESTATE OWNED

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Beginning Balance	$33,706	$31,982
Additions	8,450	15,137
Sales	(2,770)	(7,204)
Write-downs	(4,538)	(5,015)
Other changes	(34)	(86)
Ending Balance	$34,814	$34,814

DEPOSITS

Total deposits were $2,152,570 at September 30, 2010, compared to $2,365,106 at December 31, 2009, a decrease of $212,536.  During the third quarter of 2010, we sold twelve banking offices in which the buyers assumed $307,724 of deposits in the transactions. During the second quarter of 2010, we sold five banking offices.  The buyers of these offices assumed $98,057 of deposits in these transactions.  The decrease in deposits from the 2010 branch sales were partially offset by the increases of $55,452 in certificates of deposit, $40,520 in brokered time deposits and $24,266 in public fund time deposits.

Average balances of deposits for the third quarter of 2010, as compared to the second quarter ended June 30, 2010, included decreases in interest checking accounts of $69,804, savings accounts of $53,826, brokered time deposits of $35,924, money market accounts of $18,169, and  non-interest bearing demand deposits of $10,507.  Increases in retail certificates of deposit of $50,002, and public fund time deposits of $26,229, partially offset these decreases.

We have used brokered certificate of deposits to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing pressure.

Because the Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, it may not obtain new brokered funds as a funding source and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points.  The Bank’s current rates all fall below the national rate cap limits.  Failure to comply with the Capital Directive could also adversely affect Integra Bank’s ability to accept and maintain public fund deposits.

SHORT-TERM BORROWINGS

Short-term borrowings totaled $55,841 at September 30, 2010, a decrease of $6,273 from December 31, 2009. Short-term borrowings consist of securities sold under agreements to repurchase, which are collateralized transactions acquired in national markets, as well as from our commercial customers as a part of a cash management service.

At September 30, 2010, we had availability from the FHLB of $90,349, and availability of $85,551 under the Federal Reserve secondary credit program.

LONG-TERM BORROWINGS

Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, the FDIC guaranteed note issued under the Temporary Liquidity Guarantee Program (TLGP), floating rate unsecured subordinated debt and trust preferred securities.  Long-term borrowings decreased to $348,161 at September 30, 2010, from $361,071 at December 31, 2009.

We continuously review our liability composition.  Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.

CAPITAL EXPENDITURES

In October 2009, we signed a contract to construct a new banking center in the Evansville, Indiana, metro area at a cost of $2,350.  This banking center was completed and opened in the second quarter of 2010.  There were no material commitments for additional capital expenditures at September 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

We have obligations and commitments to make future payments under contracts.  Our long-term borrowings represent FHLB advances with various terms and rates collateralized primarily by first mortgage loans and certain specifically assigned securities, securities sold under repurchase agreements, notes payable secured by equipment, subordinated debt and trust preferred securities.  We are also committed under various operating leases for premises and equipment and our obligation to the Treasury Department for the funds we received under the Capital Purchase Program.

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

	September 30,	December 31,
	2010	2009
Commitments to extend credit	$268,877	$421,908

Standby letters of credit	16,172	18,419

Non-reimbursable standby letters of credit and commitments	1,160	2,014

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

Integra Bank’s Total Risk-Based Capital Ratio was 9.34% at September 30, 2010, an increase of 101 basis points from June 30, 2010 and an increase of 134 basis points from March 31, 2010, which maintains Integra Bank’s classification as adequately capitalized under the Prompt Corrective Action framework at September 30, 2010.  The increase resulted from the branch and loan sales and loan paydowns, partially offset by the quarter’s net loss.  Integra Bank’s Tier 1 Risk-Based Capital Ratio increased 100 basis points to 8.02% in the third quarter of 2010 and its Tier 1 Leverage Ratio decreased 22 basis points to 4.31%.  We were not considered adequately capitalized at the holding company level at both September 30, 2010 and June 30, 2010 and our Tangible Common Equity to Tangible Assets Ratio declined 62 basis points to (2.08)% during the second quarter of 2010.  The plan we are executing to improve the Bank's capital ratios is expected to also increase our holding company regulatory capital ratios.  The impact of falling below the adequately capitalized level at the holding company level does not impact us in the area of liquidity or result in any additional regulatory restrictions or limitations.

Our liquidity is affected in various ways because the Bank is not currently classified as “well-capitalized”.  Banks that are not “well-capitalized” may not obtain any new brokered funds as a funding source and are subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates we can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points.  We continue to compare the rates we are currently paying against the national rate caps all rates remain within those caps.  We have made changes in product design and established a new source for retail certificates of deposit that has significantly mitigated the risk associated with potential deposit runoff associated with the rate restriction requirement.  At this time there has been no material impact to our deposit balances resulting from the rate caps.  Failure to comply with the Capital Directive may also adversely affect the Bank’s ability to accept and maintain public fund deposits.

On May 6, 2010, we entered into a formal written agreement with the Federal Reserve Bank of St. Louis (the Reserve Bank). Pursuant to the agreement, we agreed to use our financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with its agreements with the OCC. In addition, the agreement provides that we shall:

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

We submitted a capital plan and projections of cash flow to the Reserve Bank within the time period specified in the agreement and were notified by the Reserve Bank that they had accepted the plan.  We continue to work closely with the Federal Reserve as we execute the strategies outlined above.

On August 12, 2010, Integra Bank received a Capital Directive from the OCC.  Under the terms of the Capital Directive, the Bank is required, within 90 days, to achieve and maintain a Total Risk-Based Capital Ratio of at least 11.5% of risk-weighted assets and a Tier 1 Leverage Ratio of at least 8% of adjusted total assets.  We were also required to submit to the OCC within 30 days an acceptable Capital Plan covering at least a three-year period that describes the means and time schedule by which the Bank will achieve the required minimum capital ratios, which we provided.  The OCC is completing its review of that plan and we continue to review our capital raising initiatives with them.

The Capital Directive also specifies that the Bank may only pay a dividend to the Company when the Bank is in compliance with the Capital Directive and will remain in compliance immediately following payment of the dividend and when the OCC determines in writing that it has no supervisory objection to payment.

We do not expect that Integra Bank will achieve the required capital ratios within the 90 days specified in the Capital Directive.  We are keeping the OCC fully informed of our efforts to raise capital and we hope to announce more definitive information later this year.

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and the Bank:

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		Under Capital Directive
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$68,089	4.30%	$126,541	8.00%	N/A	N/A
Integra Bank	144,352	9.34%	123,678	8.00%	177,787	11.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$34,044	2.15%	$63,270	4.00%	N/A	N/A
Integra Bank	123,985	8.02%	61,839	4.00%	N/A	N/A

Tier 1 Capital (to Average Assets)
Consolidated	$34,044	1.18%	$115,270	4.00%	N/A	N/A
Integra Bank	123,985	4.31%	115,028	4.00%	230,056	8.00%

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$221,590	9.94%	$178,377	8.00%	N/A	N/A
Integra Bank	224,127	10.05%	178,377	8.00%	222,971	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$137,658	6.17%	$89,189	4.00%	N/A	N/A
Integra Bank	195,416	8.76%	89,188	4.00%	133,783	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$137,658	4.43%	$124,397	4.00%	N/A	N/A
Integra Bank	195,416	6.30%	124,136	4.00%	155,170	5.00%

The amount of dividends which our subsidiaries may pay to us is governed by applicable laws and regulations.  Federal banking law limits the amount of dividends that national banks can pay to their holding companies without obtaining prior regulatory approval.    For the Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above.  As of September 30, 2010, the Bank did not have any retained earnings available for distribution in the form of dividends to the holding company without prior regulatory approval.

Both the Bank and the Company were subject to restrictions under the FDIC Improvement Act of 1991 at September 30, 2010.  These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC.  This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.

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

The Bank’s primary sources of funds are customer deposits, loan payments, maturities of and cash flow from investments securities, and borrowings.  We have significant amounts of public fund deposits in Indiana, Kentucky and Illinois.  We are required to pledge collateral to cover the deposits held in Kentucky and Illinois as directed by the laws of each state.  The State of Indiana recently changed the law governing the collateralization of public funds.  The new law became effective July 1, 2010.  Under the new law, the Indiana Board for Depositories, Public Deposit Insurance Fund (PDIF) will determine what financial institutions are required to pledge collateral and may prohibit certain institutions from holding Indiana public funds.  The PDIF will determine which financial institutions are required to pledge collateral based on the strength of their financial ratings and is in the process of implementing the collateral requirements.  The revisions to the law resulted in additional collateral requirements for the Bank.  Subsequent to September 30, we entered into a pledge agreement with the PDIF by which we pledged approximately $162,000 in securities with a market value of approximately $171,000.  Accordingly, 100% of the Indiana public funds held at the Bank are now either covered by FDIC deposit insurance or secured by collateral we have provided.   This increased the Bank’s percentage of total securities pledged to 74% at October 31, 2010.  Securities available for sale balances increased $104,173 during the third quarter of 2010, while the percentages of total securities pledged as collateral declined to 44% at September 30, 2010, as compared to 54% at June 30, 2010.

For the Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, commercial paper, interest-bearing deposits with other financial institutions, and securities available for sale. We continuously monitor our current and prospective business activity in order to design maturities of specific categories of short-term loans and investments that are in line with specific types of deposits and borrowings.  The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. In the past when these sources were not considered to be adequate, we have utilized a non-broker national CD program, brokered deposits and repurchase agreements, secured funding through the TLGP program and utilized borrowing programs from the Federal Reserve, including TAF.  We may utilize the Bank’s borrowing capacity with the FHLB or we can also sell investments and loans.

Due to our recent financial performance, we elected to maintain a higher level of liquidity and increased our cash position during the first nine months of 2010.  Cash and due from banks totaled $500,600 at September 30, 2010, as compared to $304,921 at December 31, 2009 and $391,171 at September 30, 2009.  We expect to reduce the balance of cash in 2011 as we execute our strategic initiatives and improve our capital ratios.

In the event that the Bank’s ability to attract and retain deposits is negatively impacted by interest rate restrictions and or capital restrictions, we believe that sufficient cash and liquid assets exist to maintain operations and meet all obligations as they come due.  We complied with the national rate cap limitations during the third quarter of 2010.  While the restrictions have impacted some of our deposit products, they have not resulted in a meaningful loss in deposits, and have in fact, contributed to an increase in our net interest margin.  We have made changes in product design and established a new source for retail certificates of deposits to mitigate the risk associated with these regulatory restrictions on deposits.

At September 30, 2010, federal funds sold and other short-term investments were $50,031.  Additionally, at September 30, 2010, we had in excess of $306,930 in unencumbered securities available for repurchase agreements or liquidation.

Following changes in the borrowing rate and maturity for loans through the Federal Reserve’s discount window, the Bank shifted collateral pledged for borrowing capacity from the Federal Reserve to the FHLB in an effort to maximize the borrowing capacity and allow for longer maturities.  As of September 30, 2010, the excess borrowing capacity at the FHLB was in excess of $90,349 while the capacity at the Federal Reserve was in excess of $85,551 under the secondary credit program.

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

Liquidity is required to support operational expenses, pay taxes, meet outstanding debt obligations, and other general corporate purposes.  In order to enhance our liquidity, we have suspended payments of cash dividends on all of our outstanding stock, and deferred the payment of interest on our outstanding subordinated debentures relating to our trust preferred securities.  The indentures allow us to defer payments of interest for up to five years without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of distributions on the trust preferred securities.  Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or lower than the subordinated debentures.

We believe that the deferral of payment of dividends on our common and preferred stock and the deferral of interest payments on our trust preferred subordinated debentures are preserving approximately $1,900 per quarter, thereby enhancing our liquidity.  At September 30, 2010, the cash balance held by the parent company was $1,897, which is expected to remain stable as our projected cash inflows are similar to our cash outflows.

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

Earnings at Risk (EAR). We consider EAR to be our best measure for managing short-term interest rate risk (one year time frame). This measure reflects the dollar amount of net interest income (NII) that will be impacted by changes in interest rates.  Since March 31, 2009, we have used a simulation model to run immediate and parallel changes in interest rates from a base scenario using a static yield curve. Prior to that, implied forward rates were used for the base scenario.   Simulations are run using a dynamic balance sheet that is consistent with current strategic initiatives and expectations for growth.  The standard simulation analysis assesses the impact on net interest income over a 12-month horizon by shocking the base scenario yield curve up and down 100, 200, and 300 basis points.  Additional yield curve scenarios are tested from time to time to assess the risk to changes in the slope of the yield curve and changes in basis relationships.  Additional simulations are run from time to time to assess the risk to earnings and liquidity from balance sheet growth occurring faster or slower than anticipated as well as the impact of faster or slower prepayments in the loan and securities portfolios.  This simulation model projects net interest income under each rate scenario using consistent balance sheet projections and calculates the percentage change from the base interest rate scenario.  The Board ALCO has approved policy limits for changes in one year EAR from the base interest rate scenario of minus 10 percent to a downward 100 basis point shock and minus 10 percent to an upward 200 basis point shock.

With Treasury and swap rates out to three years currently below one percent, Board ALCO has temporarily waived the policy limit to the downward 100 basis point rate shock. If interest rates moved upward 200 basis points, we would experience a positive 17.15% change in NII at September 30, 2010 compared to a positive 7.96% change at December 31, 2009. The positive impact to NII with rising rates is driven by a large volume of prime and one month LIBOR indexed loans, an absence of overnight funding and significant fixed rate CD funding. The increase from December 31 is primarily driven by strategic decisions to strengthen liquidity which included locking in additional longer term fixed rate CDs. The share of funding from fixed rate CDs increased from 39% at December 31 to 46% at September 30 and the weighted average maturity increased from 12.7 months to 15.6 months.

	Estimated Change in EAR from the Base Interest Rate Scenario
	-100 basis points	+200 basis points
September 30, 2010	-16.74%	17.15%
December 31, 2009	-4.80%	7.96%

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

At September 30, 2010, we would experience a negative 10.77% change in EVE if interest rates moved downward 100 basis points compared to negative 2.01% at December 31, 2009. If interest rates moved upward 200 basis points, we would experience a positive 7.29% change in EVE compared to positive 0.81% at December 31, 2009.  Both of these measures are within Board approved policy limits. The variances in EVE risk from year end are largely liquidity driven and reflect a change in the balance sheet mix.  This includes a decrease in loans and transaction deposits through branch divestitures along with a significant increase in cash and longer term fixed rate CDs.  The shift to longer term CDs locks in funding costs for an extended period of time and yields a positive impact to risk with rising rates and a negative impact to risk with falling rates.  Cash has a stable value in all rate scenarios unlike fixed rate earnings assets which generally lose value as market rates rise and gain value as market rates decline.  In addition, the investment portfolio was restructured and overall consists of securities with shorter average lives and less extension risk to rising rates than at year end.  While the balance sheet changes noted above have an overall positive impact on risk to rising rates in addition to strengthening liquidity, they have an adverse impact on current earnings and net interest margin.

Trends in Economic Value of Equity

	Estimated Change in EVE from the Base Interest Rate Scenario
	-100 basis points	+200 basis points
September 30, 2010	-10.77%	7.29%
December 31, 2009	-2.01%	0.81%

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

Item 4:  Controls and Procedures

As of September 30, 2010, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I-Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.  The risk factors entitled, "We are required to comply with the terms of agreements and understandings with our regulators and if we do not comply with them” and “If we continue to suffer significant loan losses, it may be difficult to continue in operation” are deleted in their entirety and replaced by the following risk factors.  Dollar amounts are shown in thousands.

We are subject to a Capital Directive and other agreements with regulators and if we do not comply with them, we are likely to become subject to additional regulatory enforcement actions.

The OCC has issued a Capital Directive to Integra Bank, directing it to achieve and maintain a Tier 1 Risk-Based Capital Ratio of 8% and a Total Risk-Based Capital Ratio of 11.5% by November 10, 2010.  We are also subject to formal written agreements with the OCC and the Federal Reserve Bank of St. Louis.  Compliance with the Capital Directive and other regulatory agreements will be determined by the OCC and the Reserve Bank.  We do not expect that Integra Bank will achieve the minimum capital ratios set forth in the Capital Directive within the specified time.  If we do not comply with the Capital Directive and other regulatory agreements  in the near future, our regulators may seek to impose additional and more restrictive enforcement actions.  If our regulators pursue additional enforcement actions against us, it would likely increase our expenses, limit our activities and make it more difficult for us to remain in business.

If we continue to suffer significant loan losses and are unable to raise capital, it will be difficult to continue in operation.

We recorded provisions for loan losses of $98,220 in the first nine months of 2010, $113,368 in 2009, and $65,784 in 2008.  Further significant losses will make it difficult for us to continue in operation.

Our losses have largely resulted from loan and investment impairments.  Since January 1, 2008, we have recorded total provisions for loan losses of $277,372 and other than temporary impairment charges on investments of $32,891.  While our losses also included a charge off of goodwill of $122,824, and charges to establish an allowance against the realization of our deferred tax asset of $129,842, these latter charges would not have been required had we not incurred the losses on loans and investments.

We do not expect to incur any additional significant losses from our investment portfolio. However, substantial risks remain in certain portions of our loan portfolio. As of September 30, 2010, approximately 58% of our loan portfolio consisted of CRE and C&I loans.  These types of loans are typically larger than the loans which made up the remaining portion of our loan portfolio.  The deterioration of one or a few of these loans can lead to a significant increase in non-performing loans.  Additional increases in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Item 6. EXHIBITS

The following documents are filed as exhibits to this report:

10.1
Capital Directive issued by the Office of the Comptroller of the Currency dated August 12, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2010)

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
Michael J. Alley Chairman of the Board and Chief Executive Officer November 10, 2010

/s/ Michael B. Carroll
Michael B. Carroll Chief Financial Officer November 10, 2010