Form 10-K
period 2010-12-31
INTEGRA BANK CORP
filed 2011-03-15
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Based on the closing sales price as of June 30, 2010 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,268,000.

The number of shares outstanding of the registrant's common stock was 21,052,697 at March 1, 2011.

Documents incorporated by reference:  None

INTEGRA BANK CORPORATION
2010 FORM 10-K ANNUAL REPORT

Forward Looking Statements

Certain matters discussed in the Annual Report on Form 10-K including, but not limited to, matters described in Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 8, “Financial Statements and Supplementary Data” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  Such forward-looking statements may include statements of forecasts about the Company’s financial condition and results of operation, expectations for future financial performance, and assumptions for those forecasts and expectations.  The Company makes forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives, and the adequacy of the allowance for loan losses.  Actual results might differ significantly from the Company’s forecasts and expectations due to several factors.  Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values), changes in loan portfolio composition, the ability of the Company and its subsidiary to comply with regulatory enforcement agreements, directives and obligations, the Company’s ability to recapitalize its subsidiary, the Company’s access to liquidity sources, the Company’s ability to attract and retain quality customers, interest rate movements and the impact on net interest margins such movements may cause, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes, and competition with other banks and financial institutions.  Words such as “expects,” “anticipates,” “believes,” and other similar expressions, and future or conditional verbs such as “will,” “may,” “should,” “would,” and “could,” are intended to identify such forward-looking statements.  Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.  This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

FORM 10-K

INTEGRA BANK CORPORATION
December 31, 2010

ITEM 1.  BUSINESS

General

Integra Bank Corporation is a bank holding company that is based in Evansville, Indiana, whose principal subsidiary is Integra Bank N.A., a national banking association, or Integra Bank or the Bank.  As used in this report and unless the context provides otherwise, the terms we, us, the company and Integra refer to Integra Bank Corporation and its subsidiaries.  At December 31, 2010, we had total consolidated assets of $2.4 billion. We provide services and assistance to our wholly-owned subsidiaries and Integra Bank’s subsidiaries in the areas of strategic planning, administration, and general corporate activities. In return, we receive income and/or dividends from Integra Bank, where most of our business activities take place.

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, and Illinois.  These services include commercial, consumer and mortgage loans, lines of credit, credit, debit and gift cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate treasury management services, correspondent banking services, mortgage servicing, annuity products and services, credit life and other selected insurance products, safe deposit boxes, online banking, and complete personal and corporate trust services.

Integra Bank’s products and services are delivered through its customers’ channel of preference.  At December 31, 2010, Integra Bank had 52 banking centers, and 100 automatic teller machines.  Integra Bank also provides telephone banking services, and a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.

At December 31, 2010, we had 517 full-time equivalent employees.  We provide a wide range of employee benefits, are not a party to any collective bargaining agreements, and in the opinion of management, enjoy good relations with our employees.  We are an Indiana corporation which was formed in 1985.

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

Capital Adequacy and Prompt Corrective Action

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of banks and bank holding companies.  If regulatory capital falls below minimum guideline levels, a bank or bank holding company will become subject to certain restrictions, depending on the severity of the capital deficiency.

The OCC and Federal Reserve Board use risk-based capital guidelines that are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under the guidelines, an institution’s regulatory capital is divided into two categories, tier 1 capital and tier 2 capital.  Tier 1 capital generally consists of common shareholders’ equity, surplus, undivided profits, and certain trust preferred securities, less intangibles.  Tier 2 capital generally consists of the allowance for credit losses subject to certain limitations and hybrid capital instruments, such as preferred stock and mandatory convertible debt.  Tier 2 capital is limited to 100% of tier 1 capital.  Total capital is the sum of tier 1 and tier 2 capital.  Capital adequacy is primarily measured with reference to the institution’s risk-weighted assets.  The guidelines assign risk weightings to an institution’s assets and certain off balance sheet items, such as commitments, in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support the risk.  These risk-weighted assets are then divided by tier 1 capital and to total capital to arrive at the tier 1 risk-based ratio and the total capital risk-based ratio, respectively.  Current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be tier 1 capital.  However, the agencies may require banks or bank holding companies to maintain ratios in excess of the minimums.

The federal regulations also establish, as a supplement to risk-based guidelines, minimum requirements for a leverage ratio, which is tier 1 capital as a percentage of total average assets less intangibles.  The principal objective of the tier 1 leverage ratio is to constrain the maximum degree to which a bank or bank holding company may leverage its tangible equity capital base.

Under Prompt Corrective Action, or PCA, regulations adopted by the OCC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, tier 1 risk-based capital ratio, tier 1 leverage ratio and certain subjective factors.  As of December 31, 2010, Integra Bank was considered undercapitalized which is the third of the five categories for purposes of the PCA regulations.  An institution which is deemed to be undercapitalized, or worse, may be subject to certain mandatory supervisory corrective actions and face restrictions on increasing its average total assets, making acquisitions, establishing branches, engaging in new lines of business, accepting or renewing brokered deposits, paying interest rates on deposits in excess of regulatory limits and making senior executive management changes without prior regulatory approval and will be required to submit a capital restoration plan, or CRP.

As discussed below, Integra Bank is subject to a Capital Directive requiring it to increase its regulatory capital to achieve and maintain a Total Risk-Based Capital Ratio of at least 11.5% and a Tier 1 Leverage Ratio of at least 8.0%.  Integra Bank is not in compliance with the Capital Directive.  The Company’s and Bank’s regulatory capital ratios are also reported in Note 16 to the Consolidated Financial Statements under Item 8.

Additional broad regulatory authority is granted with respect to the lowest two capital categories – significantly undercapitalized and critically undercapitalized – including forced mergers, ordering new elections for directors, forcing divestiture by its holding company, requiring management changes and prohibiting the payment of bonuses to senior management.  Additional mandatory and discretionary regulatory actions apply to significantly undercapitalized and critically undercapitalized banks, the latter being a bank with a tangible capital ratio of 2% or less.  The primary federal regulatory agency may appoint a receiver or conservator for a critically undercapitalized bank after 90 days, even if the bank is still solvent.

In addition, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if one or more of a number of circumstances exist, including, without limitation, the banking institution: becoming undercapitalized and having no reasonable prospect of becoming adequately capitalized; failing to become adequately capitalized when required to do so; failing to submit a timely and acceptable capital restoration plan, or materially failing to implement an accepted capital restoration plan.  Supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors.

Failure to submit an acceptable Capital Restoration Plan, or CRP, could result in the Bank being treated as if it was in the "significantly undercapitalized" category for PCA purposes.  This would result in the imposition of additional enforcement actions or restrictions, and could include the following:

•	Additional restrictions regarding transactions with affiliates;
•	More stringent asset growth restrictions;
•	Additional restrictions on other Bank activities;
•	Directives to improve management, such as ordering election of a new board of directors, dismissing directors or senior executives and employing qualified senior executive officers;
•	Prohibiting deposits from correspondent banks;
•	Requiring prior approval for any capital distributions by a parent holding company;
•	Requiring the holding company to divest itself of the Bank; and
•	Other actions the OCC believes would enable the Bank to carry out its obligations.

Recent Regulatory Developments

The Bank is subject to a formal agreement it entered into with the OCC in May 2009 that requires the Bank to reduce its non-performing assets and improve earnings. In August 2010, the Bank received a Capital Directive from the OCC directing it to increase and maintain its Total Risk-Based Capital Ratio to at least 11.5% and its Tier 1 Leverage Ratio to at least 8% by November 20, 2010, which it failed to do.  The additional capital required to satisfy the Capital Directive as of December 31, 2010 was approximately $119.0 million.

In May 2010, we entered into an agreement with the Federal Reserve Bank of St. Louis.  Pursuant to the agreement, we made commitments to, among other things, use financial and management resources to assist Integra Bank in addressing weaknesses identified by the OCC, not pay dividends on outstanding shares or interest or other sums on outstanding trust preferred securities and not incur any additional debt.

On January 30, 2011, the Bank filed its call report as of December 31, 2010, indicating that its regulatory capital had declined from the "adequately capitalized" to "undercapitalized" category for purposes of the PCA regulations.  As an undercapitalized bank, the Bank is subject to several mandatory requirements, including restrictions on payment of capital distributions and management fees, asset growth and on certain expansionary activities, including acquisitions, new branches and new lines of business.  The Bank is also restricted from accepting certain types of employee benefit plan deposits.  The Bank is also required to submit an acceptable CRP to the OCC no later than March 16, 2011. The CRP must include a written guarantee from the Company of the Bank's obligations until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters and the guarantee must be secured by a pledge of assets acceptable to the OCC.

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

Under Federal Reserve policy, the parent company is expected to serve as a source of financial and managerial strength to Integra Bank.  The Federal Reserve requires the parent company to stand ready to use its resources to provide adequate capital funds during periods of financial stress or adversity.  This support may be required by the Federal Reserve at times when the parent company may not have the resources to provide it or, for other reasons, would not be inclined to provide it.  Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991, the parent company may be required to provide a limited guarantee of compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.  We intend to guarantee the Bank's obligations under the CRP that is to be filed no later than March 16, 2011.  We currently have no source of revenues because of the Bank's inability to pay us dividends and our other resources are limited.  As a result, our guarantee may, as a practical matter, provide no meaningful support for the CRP.

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

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act implements many changes across the financial services sector, including provision that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the DIF;

•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts, including Interest on Lawyer Trust Accounts (“IOLTAs”), at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions; and

•	Increase the authority of the Federal Reserve to examine us and any of our non-bank subsidiaries.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage.  The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations cannot now be foreseen.  Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities do not affect us as our trust preferred securities were issued before May 19, 2010, and we are grandfathered under an exception for depository institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009.  The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

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

Capital Purchase Program

On February 27, 2009, we entered into a Letter Agreement with the United States Department of Treasury, or Treasury Department, as part of the Treasury Department’s Troubled Asset Relief Program/Capital Purchase Program, or CPP, established under the Emergency Economic Stabilization Act of 2008, or EESA.  Pursuant to the Securities Purchase Agreement-Standard Terms, or Securities Purchase Agreement, attached to the Letter Agreement, we issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or Treasury Preferred Stock, having a liquidation amount per share of $1, and a warrant, or Warrant, to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69, for an aggregate purchase price of $83.6 million.

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

•
As long as the Treasury Preferred Stock remains outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Treasury Preferred Stock are fully paid, we will not be permitted to declare or pay dividends on any common stock, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Treasury Preferred Stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Treasury Preferred Stock), nor will we be permitted to repurchase or redeem any common stock or preferred shares other than the Treasury Preferred Stock.  We suspended payment of cash dividends on the Treasury Preferred Stock and common stock during 2009.  The unpaid dividends on the Treasury Preferred Stock will continue to accrue and cumulate until paid in full.  Because we have not paid dividends on the Treasury Preferred Stock for six consecutive quarters, the Treasury Department has the right to appoint two new members to our Board of Directors.  To date, the Treasury Department has not exercised this right.

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

•
We must also comply with the executive compensation and corporate governance standards imposed by the American Recovery & Reinvestment Act of 2009, or ARRA, for so long as the Treasury Department holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury Department holds only the Warrant, or the Covered Period. The ARRA executive compensation standards apply to our Senior Executive Officers (as defined in the ARRA) as well as certain other employees. The Treasury Department adopted an interim final rule effective June 15, 2009, which includes, without limitation, the following requirements:

•	Any incentive compensation for Senior Executive Officers must not encourage unnecessary and excessive risks that threaten the value of the financial institution;

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

EXECUTIVE OFFICERS OF THE COMPANY

Certain information concerning our executive officers as of March 1, 2011, is set forth in the following table.

NAME	AGE	OFFICE AND BUSINESS EXPERIENCE

Michael J. Alley	55	Chairman of the Board, President, and Chief Executive Officer of the Company (May 2009 to present); Chairman of the Board, Patriot Investments LLC (June 2002 to present).

Michael B. Carroll	49
Executive Vice President and Chief Financial Officer, (December 2009 to present), Executive Vice President and Controller of the Company (December 2008 to December 2009); Senior Vice President and Controller of the Company (December 2005 to December 2008); Senior Vice President and Risk Manager of the Company (May 2002 to December 2005).

Roger M. Duncan	57
Executive Vice President, Integra Bank, Retail Manager and Community Markets Manager; President of Evansville Region (July 2008 to present); Executive Vice President, Integra Bank, President of Evansville Region and Community Banking Division (October 2006 to July 2008); Market Executive, Community Banking Division (January 2000 to October 2006).

John W. Key	51
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

RISKS RELATED TO OUR BUSINESS

We May Not be Able to Continue to Operate as a Going Concern.

We reported a net loss of $124.2 million in 2010, and total losses of $430.1 million in the past three years.  We have determined that the Bank will have to be recapitalized in the very near future to continue operations.  We have engaged financial advisors and have been working with them to explore a number of strategic alternatives to recapitalize the Bank.  However, there can be no assurance that we will be able to raise enough capital to complete a successful recapitalization.  Federal regulators are continually monitoring the Bank’s liquidity and capital adequacy and evaluating our ability to continue to operate in a safe and sound manner. The Bank’s regulator could, if deemed warranted, impose additional enforcement actions or appoint the FDIC as receiver of the Bank, to protect the interests of the depositors insured by the FDIC. The uncertainty regarding our ability to obtain additional capital or meet future liquidity requirements raises doubt about our ability to continue as a going concern. The consolidated financial statements included in this report, however, do not include any adjustments that may result as an outcome of these uncertainties.

In addition, our customers, employees, vendors, correspondent institutions, and others with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern.  This negative reaction may lead to heightened concerns regarding our financial condition that could result in losses in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.

Failure to Comply With Bank Regulatory Agreements and Directives Will Have a Material Adverse Effect on Our Business.

The Bank is subject to primary supervision and regulation by the OCC, while we are subject to primary supervision and regulation by the Federal Reserve.  We and the Bank are currently subject to a number of enforcement actions with our regulators.

The Bank is subject to a formal agreement it entered into with the OCC in May 2009 that requires the Bank to reduce its non-performing assets and improve earnings. In August 2010, the Bank received a Capital Directive from the OCC directing it to increase and maintain its Total Risk-Based Capital Ratio to at least 11.5% and its Tier 1 Leverage Ratio to at least 8% by November 20, 2010, which it failed to do.  The additional capital required to satisfy the Capital Directive as of December 31, 2010 was approximately $119.0 million.

In May 2010, we entered into an agreement with the Federal Reserve Bank of St. Louis.  Pursuant to the agreement, we made commitments to, among other things, use financial and management resources to assist Integra Bank in addressing weaknesses identified by the OCC, not pay dividends on outstanding shares or interest or other sums on outstanding trust preferred securities and not incur any additional debt.  Any material failures to comply with the agreement would likely result in more stringent enforcement actions by the Federal Reserve which could damage our reputation and have a material adverse effect on our financial position or results of operations.

On January 30, 2011, the Bank filed its call report as of December 31, 2010, indicating that its regulatory capital had declined from the "adequately capitalized" to "undercapitalized" category for purposes of the Prompt Corrective Action (PCA) regulations.  As an undercapitalized bank, the Bank is subject to several mandatory requirements, including restrictions on payment of capital distributions and management fees, asset growth and on certain expansionary activities, including acquisitions, new branches and new lines of business.  The Bank is also required to submit an acceptable Capital Restoration Plan ("CRP") to the OCC no later than March 16, 2011. The CRP must include a written guarantee from the Company of the Bank's obligations until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters and the guarantee must be secured by a pledge of assets acceptable to the OCC.

Failure to submit an acceptable CRP would result in the Bank being treated as if it was in the "significantly undercapitalized" category for PCA purposes.  This would result in the imposition of additional enforcement actions or restrictions.

Imposition of additional enforcement actions could damage our reputation and have a material adverse effect on our business.  Ultimately, if the OCC believes the CRP is unacceptable or is not expected to result in the recapitalization of the Bank, it could appoint the FDIC as receiver of the Bank.

Imposition of more stringent enforcement actions could damage our reputation and have a material adverse effect on our business.  The OCC may also appoint the FDIC as receiver for the Bank if the OCC believes the CRP is unacceptable and is not expected to result in the recapitalization of the Bank.

We are Required to Raise Additional Capital, but That Capital May Not Be Available.

We and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support operations. Additional capital is also required for the Bank to support future loan losses.  Our ability to raise additional capital depends on conditions in the capital markets, which are outside our control, and on our financial performance and prospects. Accordingly, we cannot be certain of our ability to raise additional capital on any terms.  If we cannot raise additional capital, we and the Bank expect to be subject to additional adverse regulatory action including the prospect of the Bank being placed into FDIC receivership, resulting in a complete loss of value for all of our equity holders.

Our Holding Company Debt and Preferred Stock Makes it Difficult to Raise Capital.

At December 31, 2010, we had an aggregate obligation of $102.7 million relating to the principal and accrued unpaid interest on six issues of junior subordinate debentures we have issued.  Four of the debentures are held by our statutory business trust subsidiaries that issued trust preferred securities or TRUPs.  The TRUPs and the other junior subordinated debentures are held in collaterallized debt obligation (CDO) trusts and were pooled with similar securities issued at the same time by other banks or bank holding companies.  The CDO trusts then issued CDO securities to investors in multiple tranches with differing terms of payment and priority.  Payments on the CDO securities are funded by payments on the TRUPs or debentures held by the CDO trusts.  Each of the CDO trusts are fixed pools meaning that the pooled assets were not intended to be sold, exchanged or modified prior to their maturity. Although we are permitted to defer payments on these securities for up to five years (and we commenced doing so in 2009), the deferred interest payments continue to accrue until paid in full.

In addition, in February 2009 we issued shares of preferred stock and common stock purchase warrants to the U. S. Treasury Department under the TARP/Capital Purchase Plan.  The preferred stock has an aggregate liquidation preference of $83.6 million and carries a cumulative dividend of 5% per annum which would increase to 9% in 2014.  We stopped paying dividends on the Treasury preferred stock in 2009.  Like the holding company debt, unpaid dividends on the Treasury preferred stock continue to accrue until the preferred stock is repaid or restructured.

Our holding company debt and the Treasury preferred stock make it difficult to recapitalize or sell the parent company because any investor or purchaser would effectively assume the outstanding liability on the debt and be required to repay or restructure the Treasury preferred stock in addition to the amount of funds such investors or purchaser would need to recapitalize the Bank.

The Bank has a Significant Concentration in Commercial Real Estate Loans and Continued Deterioration in the Market for Commercial Properties could Significantly Harm its Business and Prospects for Growth.

As of December 31, 2010, approximately 75% of our loan portfolio consisted of commercial and industrial, agricultural, construction and commercial real estate loans.  These types of loans are typically larger than residential real estate and consumer loans, which made up the remaining 25% of our loan portfolio.  Because the portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans can lead to a significant increase in non-performing loans.  Increases in non-performing loans typically result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The Allowance for Credit losses may not be Adequate to Cover Actual Losses.

In accordance with generally accepted accounting principles, we maintain an allowance for credit losses. The allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for loan losses could adversely impact operating results. The allowance for credit losses is based on prior experience, as well as an evaluation of the inherent risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the loans and allowance for credit losses. While management believes that the allowance for credit losses is adequate to cover current potential losses, management may decide to increase the allowance for credit losses or regulators may require us to increase this allowance. Either of these occurrences could reduce future earnings and regulatory capital ratios.

Our Net Interest Income Has Been Declining.

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Net interest income is dependent on both the level of our earning assets and interest spread.  The portions of our assets that are non-earning have increased significantly during the past three years, reducing our net interest income.  Further increases in non-earning assets would further reduce net interest income.  We have also experienced a significant increase in low earning assets such as cash and zero percent risk weighted U.S. Treasuries and GNMA investment securities in order to maintain a high level of liquidity.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, and (3) the average duration of our earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Our Allowance for Loan Losses May be Insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense. This reserve represents our best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in our judgment is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects our ongoing evaluation of various factors, including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of regulatory examinations, and current economic conditions.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers and guarantors, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any further significant increases in the allowance for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.  Our annual provision for 2010 was $134.6 million, $20.2 million more than our net charge-offs of $114.4 million.

Our Profitability Depends Significantly on Local Economic Conditions and Trends.

Our success depends primarily on the general economic conditions of the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers within a market area of approximately 100 miles surrounding Evansville, Indiana.  The local economic conditions in this area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We Are Not Able to Pay Interest Payments on our Junior Subordinated Debentures and Dividends on our Common and Preferred Stock.

We have suspended cash dividends on our common stock and the Treasury Preferred Stock and are deferring interest payments on our outstanding junior subordinated debentures.  Deferring interest payments on certain of the junior subordinated debentures also results in a deferral of distributions on related trust preferred securities.  Deferred payments on our junior subordinated debentures and dividends on the Treasury Preferred Stock are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date.  In the event we become subject to any liquidation, dissolution or winding up of affairs, first, the holders of our trust preferred securities, junior subordinated debentures and other creditors and second, holders of the preferred stock will be entitled to receive the liquidation amounts they are entitled to plus the amount of any accrued and unpaid distributions and dividends, before any distribution to the holders of common stock.

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

If we fail to develop, maintain and build upon long-term customer relationships in any of these areas, our competitive position and ability to retain market share or grow would be weakened, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

The agencies regulating the financial services industry frequently adopt changes to their regulations.  Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the United States are possible in the years ahead.  We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future.  Any such action could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations.

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

We Cannot Rely On Dividends From the Bank.

As a holding company we are a separate and distinct legal entity from our subsidiary, Integra Bank.  Historically, we have received substantially all of our revenue in the form of dividends from the Bank.  Federal laws and regulations limit the amount of dividends that the Bank may pay to us.  Recent losses have had the consequence of not allowing the Bank to pay any dividends to us without prior regulatory approval.  The holding company has no other sources of revenue.

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

We Are Subject to the Risk of Additional Impairment Charges Relating to Our Securities Portfolio.

Our investment securities portfolio is our second largest earning asset. The value of our investment portfolio has been adversely affected by the unfavorable conditions of the capital markets in general as well as declines in values of the securities we hold.  We have taken an aggregate of $22.6 million in charges against earnings since January 1, 2009 for impairments to the value of pooled collateralized debt obligations that we have concluded were "other than temporary."  The value of this segment is particularly sensitive to adverse developments affecting the banking industry and the financial condition or performance of the issuing banks – factors that we have no control over and as to which we may receive no advance warning.  Although we believe we have appropriately valued our securities portfolio, we cannot assure you that there will not be additional material impairment charges which could have a material adverse effect on our financial condition and results of operations.

Our Common Stock May Not Qualify for Continued Listing on the Nasdaq Capital Market after June 27, 2011.

Our common stock is currently listed on the Nasdaq Capital Market, but it will be delisted unless the closing price of the common stock exceeds $1 for at least ten consecutive trading days prior to June 27, 2011.  Although we have agreed to effect a reverse stock split if necessary to regain compliance with the minimum bid rule of the Nasdaq Capital Market, the reverse stock may not have the desired effect.  If our common stock is delisted from the Nasdaq Capital Market, there is no assurance that a liquid and efficient market for common stock will be available or develop. Although the shares may be eligible for trading on other exchanges, such as the “OTC Bulletin Board,” it is possible that the ability of a selling shareholder to realize the best market price will be impeded as the result of wider bid-ask spreads.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our net investment in real estate and equipment at December 31, 2010, including that which was held for sale, was $35.4 million. Our offices are located at 21 S.E. Third Street, Evansville, Indiana.  The main and all banking center and loan production offices of Integra Bank, and other subsidiaries are located on premises either owned or leased.  None of the property is subject to any major encumbrance.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of our business.  We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  [REMOVED AND RESERVED]
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol IBNK.

The following table lists the stock price for the past two years and dividend information for our common stock.

		Range of Stock Price		Dividends
	Quarter	High	Low	Declared
2010	1st	$1.25	$0.55	0.00
	2nd	2.00	0.62	0.00
	3rd	1.00	0.62	0.00
	4th	0.87	0.50	0.00

2009	1st	$2.90	$0.75	0.01
	2nd	2.65	0.97	0.01
	3rd	1.90	0.97	0.00
	4th	1.40	0.56	0.00

Historically, the holding company has depended upon the dividends it received from Integra Bank to pay cash dividends to its shareholders.  Currently, Integra Bank cannot pay such dividends without prior approval of the OCC.  Given our and the Bank’s regulatory agreements and obligations and the need to recapitalize the Bank, it is highly unlikely that we will pay dividends in the foreseeable future.

As of February 1, 2011, we were owned by 1,941 shareholders of record not including nominee holders.

The following table shows certain information as of December 31, 2010, regarding our compensation plans under which our equity securities are authorized for issuance.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column A)
Plan Category	(A)	(B)	(C)

Equity compensation plans
approved by security holders	375,993	$20.57	434,940

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

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

The following discussion contains certain forward-looking statements that reflect our plans, estimates and beliefs.  The actual results may  be materially different from the results implied by such forward-looking statements.

OVERVIEW

The unfavorable economic conditions that have persisted since 2007 continued to significantly impact the banking industry and our performance during 2010.  During 2010, we continued to experience significant loan loss provisions and charge-offs.  Our level of non-performing assets, and resulting credit quality impacted our operations during 2010 in the areas of net interest income, provision for loan losses, non-interest expense and reversals of tax benefits.

While we faced many challenges in 2010, we substantially completed restructuring to our new operating footprint.  Our core banking operations in that market remain strong and we received much support from our employees, customers and communities.

The net loss for 2010 was $124,222, or $6.01 per share, compared to net loss of $194,981 or $9.42 per share in 2009.  The 2010 results include a provision for loan losses of $134,571 and loan collection and other real estate owned expenses of $13,921.  The 2009 results included a provision for loan losses of $113,368, other than temporary securities impairment of $21,484, and an increase of $100,964 in our deferred income tax valuation allowance, which was for the entire amount of our remaining deferred tax asset.  The net interest margin for 2010 was 2.18%, compared to 2.37% in 2009.

The provision for loan losses was primarily attributed to commercial real estate and construction and land development loans originated out of either our Chicago operations or one of the commercial real estate, or CRE, loan production offices, or LPOs, that existed prior to December 31, 2010.  Net charge-offs increased to $114,370 in 2010 from $89,135 in 2009.

The allowance to total loans was 7.10% at December 31, 2010 compared to 4.20% at December 31, 2009, while the allowance to non-performing loans increased to 48.63% at December 31, 2010, up from 41.26% at December 31, 2009.  The increase in the allowance for loan losses to total loans was due in part to the reduction in the loan portfolio resulting from the 2010 branch sale transactions and other payoffs and paydowns of performing loans.  Net charge-offs totaled 643 basis points for 2010, compared to 381 basis points for 2009.  Non-performing loans were $197,015, or 14.60% of total loans at December 31, 2010 compared to $214,880 or 10.64% of total loans at December 31, 2009.  The decrease in non-performing loans was primarily due to a decline in the amount of additional loans being classified as non-performing, coupled with net charge-offs of $114,370. Non-performing assets decreased to $246,582 at December 31, 2010, compared to $246,898 at December 31, 2009.

Net interest income was $49,574 for 2010, compared to $66,036 for 2009, while the net interest margin was 2.18% for 2010, compared to 2.37% in 2009.  The decline in net interest income reflects the lower amount of earning assets and related funding that resulted from second and third quarter branch sales.  The decrease in the net interest margin was primarily due to the lower level of earning assets, lower securities and loan yields and an increase in average cash levels of $206,407, partially offset by lower retail funding costs.

Non-interest income increased $38,282 to $61,450 and included $15,612 of premiums on sales of deposits realized from second and third quarter branch sales, net of a core deposit intangible write-off of $2,959 and net gains on the sale of loans sold in branch sales of $11,742.  Non-interest income for 2010 also included a decrease in net securities gains of $2,257 and a reduction in other-than-temporary securities impairment of $20,382.  Service charges on deposit accounts declined $4,735 to $15,144, primarily due to a lower number of deposit accounts because of the second and third quarter branch sales in 2010.  Non-interest income for 2009 also included a negative mark-to-market adjustment for the warrant we issued to the U.S. Treasury of $6,145.

Non-interest expense decreased $8,327 to $97,842, primarily due to declines in salaries and employee benefits of $7,420, offset by increases in professional fees of $4,179 and loan collection and OREO expenses of $2,918.  Non-interest expense in 2009 also included $1,639 of building impairment expense, as well as $1,538 of debt prepayment penalties.  The increase in professional fees includes legal and professional fees related to the second and third quarter branch sales, while the lower amount of salaries and employee benefits resulted from a lower number of employees due to the branch sales and reductions in force.

Commercial real estate loans, including construction and land development loans, declined 36.5%, or $352,662 to $612,529 at December 31, 2010, as compared to December 31, 2009.  Low cost deposits, which include non-interest bearing, interest checking and savings deposits, decreased 27.4%, or $282,285 to $747,652 at December 31, 2010, primarily due to the effect of the second and third quarter branch sales.

We increased our liquidity during 2010.  Cash and due from bank average balances increased $206,407, or 59.8%, during 2010 to $551,753.

We successfully executed a number of strategic initiatives in our strategic recovery plan during 2010, as outlined below:

•
We completed the transition to new executive leadership that was clearly focused throughout 2010 on the execution of strategies to position us for long term success and a more disciplined focus on community banking within a narrower geographic footprint;

•
We completed five multi-branch and loan sale transactions, which generated deposit premiums of $15,612, after consideration of a write-off of $2,959 of core deposit intangible assets, as well as a net gain on the loans sold in those transactions of $11,742.  These transactions helped offset a portion of the provision for loan losses of $129,571 and loan collection and other real estate owned expenses of $13,921;

•
We experienced a decline in total non-performing assets from December 31, 2009 to $246,582 – the first decline reported since 2006.  This included a $17,865, or 10.6% reduction in non-performing loans from December 31, 2009;

•
We continued to reduce our concentration in CRE loans, including construction and land development loans, which declined $352,662, or 36.5%, from December 31, 2009.  This included a reduction in commercial real estate loan balances in Chicago of $63,827 to $139,044, as well as a reduction of CRE loans made in our previously owned LPOs of $252,923 to $425,757;

•	We executed our second profit improvement initiative in two years, which resulted in a significant reduction in non-interest expenses to better match our lower core earning capacity;

•	We closed our remaining CRE LPOs in Cleveland and Columbus, Ohio and Covington, Kentucky;

•
We continued to execute efforts to retain and grow deposits, and added several new accounts, while experiencing only minimal loss of accounts related to customers’ concerns about our financial condition; and

•	We completed implementation of Regulation E and were successful in minimizing its potential impact to our fee income by communicating with customers and educating them on its potential impact.

Throughout 2010, we pursued multiple initiatives in our plan to raise new capital.  Working with our financial advisor, Keefe, Bruyette & Woods (KBW), we had, and continue to have, discussions with private investors, private equity firms and others about potential capital investments.  To date, we have not been able to finalize a strategy that would recapitalize the Bank to levels required by regulators; however, we continue to pursue these initiatives.

During 2010, we experienced higher levels of provision and charge-offs than anticipated.  In part, this is due to the updated appraisals we obtain on non-performing assets which leads to lower carrying values, increased loan loss provision and OREO expense and increased loan loss reserves.  These losses have almost entirely come from loans made prior to 2010 in either Chicago or from the previously operating CRE LPOs.  We continue to pursue aggressive disposition strategies for all of these assets which further contributed to our significant loan loss provision and increased level of net charge-offs during 2010.  We did report the first decrease in non-performing assets since 2006 and disposed of several of our non-performing assets.  Our efforts continue to be focused on reducing our level of non-performing assets, improving our capital and liquidity and increasing the operating income of our core community banking franchise.

Integra Bank’s Total Risk-Based Capital Ratio declined 272 basis points to 7.32% from December 31, 2009, its Tier 1 Risk-Based Capital Ratio decreased 276 basis points to 6.00% and its Tier 1 Leverage Ratio decreased 296 basis points to 3.34%.  The decline in these ratios during the year means that Integra Bank is now considered to be in the undercapitalized category for purposes of the Prompt Corrective Action, or PCA, regulations.  Our Total Risk-Based Capital Ratio declined 1,120 basis points to (1.26)%, while our Tier 1 Leverage Ratio decreased 513 basis points to (0.70)%.

Additional information on the PCA regulations and capital levels is discussed in Item 1, “Business – Capital Adequacy and Prompt Corrective Action” and Note 16 to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data”.

At January 31, 2011, the Bank had approximately $117,000 of deposits from public fund entities based in the State of Indiana, consisting of approximately $81,600 of transaction account and $35,400 of time deposit balances.  Because Integra Bank is considered as being in the undercapitalized category for purposes of the PCA regulations, its no longer eligible to accept new Indiana public fund deposits.  Existing time accounts may be held to maturity, while transaction accounts are being transitioned to other eligible financial institutions.  During February 2011, we communicated this information to the public fund entities affected and have assisted them in understanding these consequences.  The ongoing decline in these public fund balances in 2011 has not had a material impact on liquidity because of the effect of freeing up the investment securities used to collateralize them.

Our plans for 2011 include the following:

•	Pursue all available strategies to recapitalize the Bank to the levels required by the Capital Directive;

•	Continue to reduce our concentration in CRE credit exposure by obtaining paydowns and payoffs;

•	Continue to reduce non-performing assets and our overall credit exposure; and

•	Market our services to community banking customers in our core market area that we serve and make continual adjustments to increase profitability.

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

Fair values for securities available for sale are typically based on quoted market prices.  If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities or level 3 values.  Note 18 to the consolidated financial statements provides additional information on how we determine level 3 values.  The fair values for loans held for sale are based upon quoted prices.  The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.  If necessary, appraisals are updated to reflect changes in market conditions.  The fair values of derivative financial instruments are estimated based on current market quotes.

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

NET INCOME (LOSS)

Net loss available to common shareholders for 2010 was $124,222 compared to $194,981 in 2009.  Earnings per share on a diluted basis were $(6.01) and $(9.42) for 2010 and 2009, respectively.  Return on average assets and return on average common equity were (4.20)% and (220.91)% for 2010, and (5.68)% and (122.77)% for 2009, respectively.

NET INTEREST INCOME

Net interest income in the following tables is presented on a tax equivalent basis and is the difference between interest income on earning assets, such as loans and investments, and interest expense paid on liabilities, such as deposits and borrowings.  Net interest income is affected by the general level of interest rates, changes in interest rates, and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Changes in net interest income are presented in the schedule following the average balance sheet analysis.  The change in net interest income not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

Year Ended December 31,	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
	Balances	& Fees	Cost	Balances	& Fees	Cost
EARNING ASSETS:

Interest-bearing deposits in banks	$51,617	$1,249	2.42%	$24,497	$745	3.04%
Loans held for sale	2,788	123	4.41%	14,189	516	3.64%
Securities:
Taxable	425,625	13,678	3.21%	395,970	17,179	4.34%
Tax-exempt	17,607	1,282	7.28%	58,699	4,088	6.96%

Total securities	443,232	14,960	3.38%	454,669	21,267	4.68%
Regulatory Stock	26,157	717	2.74%	29,138	1,184	4.06%
Loans	1,777,756	75,551	4.25%	2,338,918	99,600	4.26%
Total earning assets	2,301,550	$92,600	4.02%	2,861,411	$123,312	4.31%

Fair value adjustment on securities available for sale	5			(5,476)
Allowance for loan loss	(99,101)			(77,905)
Other non-earning assets	649,649			590,629

TOTAL ASSETS	$2,852,103			$3,368,659

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$665,560	$3,339	0.50%	$720,073	$6,034	0.84%
Money market accounts	245,666	2,318	0.94%	311,042	4,077	1.31%
Certificates of deposit and other time	1,186,016	25,203	2.13%	1,189,550	33,110	2.78%
Total interest-bearing deposits	2,097,242	30,860	1.47%	2,220,665	43,221	1.95%
Short-term borrowings	59,685	194	0.33%	223,151	1,682	0.75%
Long-term borrowings	351,132	11,335	3.23%	367,695	10,527	2.86%
Total interest-bearing liabilities	2,508,059	$42,389	1.69%	2,811,511	$55,430	1.97%

Non-interest bearing deposits	253,155			292,859
Other noninterest-bearing liabilities and shareholders' equity	90,889			264,289

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,852,103			$3,368,659

Interest income/earning assets		$92,600	4.02%		$123,312	4.31%
Interest expense/earning assets		42,389	1.84%		55,430	1.94%

Net interest income/earning assets		$50,211	2.18%		$67,882	2.37%

Note:
Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Loans include loan fees of $3,933 and $3,863 for 2010 and 2009, respectively, and nonaccrual loans.
Securities yields are calculated on an amortized cost basis.
Federal tax equivalent adjustments on securities are $448 and $1,431 for 2010 and 2009, respectively.
Federal tax equivalent adjustments on loans are $189 and $415 for 2010 and 2009, respectively.

CHANGES IN NET INTEREST INCOME (INTEREST ON A FEDERAL-TAX-EQUIVALENT BASIS)

	2010 Compared to 2009
	Change Due to
Increase (decrease)	a Change in
			Total
Interest income	Volume	Rate	Change

Loans	$(23,816)	$(233)	$(24,049)
Securities	(523)	(5,783)	(6,306)
Regulatory Stock	(112)	(355)	(467)
Loans held for sale	(482)	88	(394)
Other short-term investments	682	(178)	504

Total interest income	(24,251)	(6,461)	(30,712)

Interest expense

Deposits	(2,277)	(10,084)	(12,361)
Short-term borrowings	(843)	(645)	(1,488)
Long-term borrowings	(494)	1,302	808

Total interest expense	(3,614)	(9,427)	(13,041)

Net interest income	$(20,637)	$2,966	$(17,671)

The following discussion of results of operations is on a tax-equivalent basis.  Tax-exempt income, such as interest on loans and securities of state and political subdivisions, has been increased to an amount that would have been earned had such income been taxable.

Net interest income for 2010 was $50,211, or 26.0% lower than 2009.  The increase in non-accrual loans contributed to this decrease, as did reductions in interest rates.  Yields on earning assets decreased 29 basis points, while costs on interest-bearing liabilities decreased 28 basis points in 2010. The net interest margin was 2.18%, compared to 2.37% in 2009.

Major components of the change in net interest income from 2009 to 2010 are as follows:

•
Average earning assets decreased $559,861, or 19.6%, primarily due to the branch divestitures and loan sales occurring during 2010 and the full year effect of the sales occurring late in the third and fourth quarters of 2009.

•
The average yield on loans remained basically flat compared to 2009.  Approximately 32% of our variable rate loans are tied to prime, 57% to a LIBOR index and 11% to other floating rate indexes.  During 2010, the prime rate remained the same, while one-month and three-month LIBOR rates increased 3 and 5 basis points, respectively.  The impact of non-accrual loans on the net interest margin was 57 basis points, or approximately 63 cents of earnings per share.  Commercial loan average balances represented 58.3% of total earning assets for 2010, down from 61.4% for 2009.  We are asset sensitive, meaning that a change in prevailing interest rates impacts our assets more quickly than our liabilities. If rates were to rise, our asset yields should increase faster than the cost of the liabilities funding those assets, causing our net interest margin to increase.

•
Non-interest bearing deposit average balances decreased $39,704, while the average balances of savings and interest-bearing demand deposits, which have an average cost of 50 basis points, also decreased $54,513.  Average money market accounts declined by $65,376.  The majority of the declines are due to the branch divestitures in 2010 and late 2009.

•
The average yield on total securities declined 130 basis points from 2009 to 2010.  This decrease in yield resulted primarily from a shift in the mix of the portfolio from higher rate municipal and FNMA and FHLMC securities which carry a higher risk based capital weighting to lower yielding, zero risk weighted GNMA and treasury securities.

•
The higher level of liquidity and increased cash position that we elected to maintain due to our recent financial performance included an increase in average cash balances of $206,407.  Earnings on that cash were less than the costs of the related funding resulting in a reduction in net interest income.

•
The average balance of interest-bearing liabilities decreased $303,452 compared to 2009.  A decrease in short-term borrowings consists of a $87,115 decrease in Term Auction Facility borrowings from the Federal Reserve, a decrease in Federal Home Loan Bank advances of $60,356, and a decrease in repurchase agreements of $15,250.  These decreases were slightly offset by an increase of $12,192 in borrowings under the FDIC’s Temporary Loan Guaranty Program.  The average rate paid on interest-bearing liabilities was 1.69% for 2010, a 28 basis point decline from 2009. Short-term borrowing rates declined 42 basis points as maturing FHLB advances were not renewed.  Long-term borrowings increased by 37 basis points as $80,000 in variable rate structured repurchase agreements converted to fixed rate debt during 2009 and 2010 at an average rate of 4.60%.

NON-INTEREST INCOME

Non-interest income for 2010 was $61,450 compared to $23,168 for 2009.  Results for 2010 included deposit premiums of $15,612 from the branch sales and $11,742 of gains from the sale of divested loans, which were offset by decreases in deposit service charges of $4,735, bank owned life insurance, or BOLI, income of $818, and debit card interchange income of $312. Securities gains, including other-than-temporary impairment (“OTTI”) losses, were $4,701 for 2010, compared to losses of $13,424 for 2009.

Major contributors to the change in non-interest income from 2009 to 2010 are as follows:

•
Premiums received from the assumption of deposits in the sales of 17 branch locations in 2010 totaled $15,612, after giving effect to a write-off of $2,959 of core deposit intangible assets.   This compares to the sale of 10 branch locations in 2009, which included premiums of $7,812.  Deposit service charges declined by $4,735, primarily, due to the sale of the deposit accounts.

•	The sale of the branch loans and other loans sold in 2010 branch divestitures resulted in an $11,742 gain.

•
Net securities gains of $4,701 included other-than-temporary impairment charges of $1,102 on two securities.  In 2009, we had gains on securities sales of $8,060 and OTTI of $21,484.  The “Securities Available for Sale and Trading Securities” section of Management Discussion and Analysis, as well as Note 5 of the Notes to the Consolidated Financial Statements provides additional information on the other-than-temporary impairment.

•
Our Treasury Warrant was reflected as a liability at March 31, 2009, because it was not fully exercisable at the time of issuance.  In 2009, a $6,145 non-tax deductible fair value adjustment reflected the change in value of the Treasury Warrant from March 31, 2009, through the date it was reclassified to equity.

•	Bank owned life insurance declined $818, due to our decision to sell or surrender the majority of the policies in 2009.

NON-INTEREST EXPENSE

Non-interest expense for 2010 was $97,842, compared to $106,169 in 2009, a decrease of 7.8%.  Non-interest expense for 2010 reflected decreases in personnel expense of $7,420, building impairment charges of $1,639, occupancy expense of $1,602, debt prepayment penalties of $1,538, and increases in loan and OREO expenses of $2,918, consultant fees of $2,667, legal fees of $1,752, and  FDIC assessments of $1,597.

Major contributors to the differences in non-interest expense for 2010 and 2009 are as follows:

•
Personnel expense declined $7,420, or 17.6% during 2010.  The decrease included declines in salaries of $7,940, or 21.9%, offset slightly by an increase in post retirement insurance of $1,574.  The decrease in salaries was mainly due to the sale of seventeen branches throughout 2010, as well as a reduction in workforce as part of our profit improvement program.  Post retirement insurance increased due to the sale or surrender of the BOLI policies in 2009, in which the liability from the related compensation cost of the split dollar policies was reversed through post retirement insurance.  At December 31, 2010, we had 517 full-time equivalent employees or FTEs, compared to 736 FTEs at December 31, 2009.

•	We took a $1,639 charge in 2009 as we wrote down three properties, that we intended to sell, to their fair value.

•
Occupancy and communication and transportation expenses decreased by $1,602 and $863, respectively in 2010, due to the branch divestitures and the closing of loan production offices during 2010 and late 2009.

•	Debt prepayment penalties decreased $1,538 due to the penalties incurred in 2009 when we repaid a $20,000 structured repurchase agreement prior to maturity.

•
Loan and OREO expenses increased by $2,918, or 26.5% in 2010.  This increase is attributed to higher levels of real estate owned and related expenses, expenses incurred in connection with loan workout and collection activities and loan portfolio management expenses, such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans.  The increase in writedowns on OREO properties in 2010 totaled $1,489.

•	Professional fees increased $4,179, primarily due to legal fees of $1,752 and investment banking fees of $2,765 for the branch sales completed during 2010.

•	FDIC insurance premiums increased by $1,597, or 20.8% in 2010.

INCOME TAXES

We recognized income tax benefit of $1,694 in 2010, as compared to income tax expense of $60,850 in 2009. Generally, the calculation for the income tax provision or benefit does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For 2010, this resulted in $1,354 of income tax benefit allocated to continuing operations.  The recognition of income tax expense for 2009 resulted mainly from a non-cash charge of approximately $100,964 to increase the valuation allowance for our deferred tax asset.  The increase resulted in a full valuation allowance of our deferred tax asset at December 31, 2009, which continued in 2010.

We establish valuation allowances for our deferred tax assets when the amount of the expected future taxable income is not sufficient to support the use of the carryforward, credit or other deferred tax asset. A three year cumulative loss position and continued near-term losses provided significant negative evidence to maintain a full valuation allowance at December 31, 2010.

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

See Note 13 of the Notes to the Consolidated Financial Statements for an additional discussion of our income taxes.

INTERIM FINANCIAL DATA

The following tables reflect summarized quarterly data for the periods described:

	2010
Three months ended	December 31	September 30	June 30	March 31

Interest income	$18,920	$22,184	$25,231	$25,628
Interest expense	9,578	10,723	11,320	10,768
Net interest income	9,342	11,461	13,911	14,860
Provision for loan losses	36,351	26,240	19,280	52,700
Non-interest income	8,014	27,379	18,467	7,590
Non-interest expense	24,067	28,796	22,486	22,493
Income (Loss) before income taxes	(43,062)	(16,196)	(9,388)	(52,743)
Income taxes (benefits)	(1,344)	(42)	(316)	8
NET INCOME (LOSS)	(41,718)	(16,154)	(9,072)	(52,751)
Preferred stock dividends and discount accretion	1,133	1,133	1,133	1,128
NET INCOME (LOSS) AVAILABLE
TO COMMON SHAREHOLDERS	$(42,851)	$(17,287)	$(10,205)	$(53,879)

Earnings (Loss) per share:
Basic	$(2.07)	$(0.84)	$(0.49)	$(2.61)
Diluted	(2.07)	(0.84)	(0.49)	$(2.61)

Average shares:
Basic	20,690	20,686	20,664	20,666
Diluted	20,690	20,686	20,664	20,666

	2009
Three months ended	December 31	September 30	June 30	March 31

Interest income	$27,322	$29,202	$31,799	$33,143
Interest expense	11,593	13,152	15,025	15,660
Net interest income	15,729	16,050	16,774	17,483
Provision for loan losses	30,525	18,913	32,536	31,394
Non-interest income	13,833	14,827	(10,984)	5,492
Non-interest expense	23,158	24,369	29,169	29,473
Income (Loss) before income taxes	(24,121)	(12,405)	(55,915)	(37,892)
Income taxes (benefits)	70,802	7,330	(7,451)	(9,831)
NET INCOME (LOSS)	(94,923)	(19,735)	(48,464)	(28,061)
Preferred stock dividends and discount accretion	1,129	1,117	1,139	413
NET INCOME (LOSS) AVAILABLE
TO COMMON SHAREHOLDERS	$(96,052)	$(20,852)	$(49,603)	$(28,474)

Earnings (Loss) per share:
Basic	$(4.64)	$(1.01)	$(2.39)	$(1.37)
Diluted	(4.64)	(1.01)	(2.39)	(1.37)

Average shares:
Basic	20,685	20,707	20,715	20,732
Diluted	20,685	20,707	20,715	20,732

FOURTH QUARTER 2010 AND 2009

The fourth quarter 2010 net loss available to common shareholders was $42,851, or $(2.07) per diluted share, while the pre-tax loss was $43,062.  The pre-tax loss for the fourth quarter of 2010 was largely attributable to the provision for loan losses of $36,351.   The income tax benefit for the fourth quarter of 2010 was $1,344, which resulted mainly from the disproportionate tax effects within Other Comprehensive Income.

Fourth quarter 2010 results, as compared to third quarter 2010, included an increase in the provision for loan losses of $10,111 and decreases in non-interest income of $19,365, non-interest expense of $4,729, and net interest income of $2,119.

The increased provision was primarily allocated to CRE and construction and land development loans which represented 84% of total non-performing loans.  The provision for loan losses was $36,351 compared to net charge-offs of $35,885 for the fourth quarter of 2010.

The allowance to total loans increased 54 basis points to 7.10% at December 31, 2010, while annualized net charge-offs increased 364 basis points to 10.07%.  Non-performing loans decreased to $197,015, or 14.60% of total loans, compared to 14.60% at September 30, 2010, while the allowance to non-performing loans increased from 44.92% to 49.63% for the same dates.  Non-performing assets decreased to $246,582, compared to $247,628 at September 30, 2010.  The net charge-off ratio for all of 2010 was 6.43%.

Net interest income was $9,342 for the fourth quarter of 2010, compared to $11,461 for the third quarter of 2010, while the net interest margin decreased 22 basis points to 1.86%.  The decrease in the margin was due partially from the full quarter impact of the third quarter 2010 branch divestitures and loan sales.

Low cost deposits, which include non-interest checking, NOW and savings deposits, decreased during the fourth quarter by $6,013, primarily due to the full quarter impact of the branch divestitures.  Retail certificates of deposit decreased $7,191, brokered certificates of deposit decreased $52,307, and money market balances declined $18,681.

Commercial loan average balances decreased $184,160 in the fourth quarter of 2010.  CRE loan average balances decreased $93,319, and commercial and land development loan average balances decreased $39,405.  The average balance of all other commercial loans decreased $51,436, mainly due to the branch divestitures and loan sales that occurred during the third quarter.

Non-interest income was $8,014 for the fourth quarter of 2010, compared to $27,379 for the third quarter.  The third quarter included $11,241 from net premiums on the sale of deposits from the branch sales and $9,498 from net gains on the sale of divested loans.

Non-interest expense for the fourth quarter of 2010 was $24,067.

The fourth quarter 2009 net loss was $96,052, or $(4.64), per diluted share.

FINANCIAL CONDITION

Total assets at December 31, 2010, were $2,420,785, compared to $2,921,941 at December 31, 2009.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, including federal funds sold and other short-term investments totaled $486,812 at December 31, 2010, compared to $354,574 one-year prior.   The balance of this account fluctuates daily based on the needs of our customers.  However, the majority of the year over year increase in the cash position was driven by our desire to maintain a higher level of liquidity.

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

 The securities portfolio represents our second largest earning asset after loans and serves as a liquidity source for us.  Total investment securities classified as available for sale of $528,904 comprised 21.8% of total assets at December 31, 2010, compared to 12.4% at December 31, 2009, reflecting a $167,185 increase during 2010.  Securities held for trading totaled $329 at December 31, 2010 and were comprised of four pooled trust preferred collateralized debt obligations, or CDOs.

During 2010, we increased the size of our securities portfolio and restructured a portion to take available gains.  The increase in the portfolio facilitated our compliance with the collateralization requirements for Indiana public funds that went into effect in 2010.  In 2010, we purchased $494,658 in securities that carry a zero percent risk weight including $18,610 in U.S. Treasuries and $476,048 in GNMA securities.  During 2010, we sold or experienced maturities, calls or pay-downs of $331,189.  We took gains during the second and fourth quarter related to the sale of Treasuries and GNMA securities totaling $5,791.

During 2009, we reduced the size of our securities portfolio.  In 2009, we used the cash flow to reduce debt and improve liquidity.  During 2009, we sold $145,839 of agency issued collateralized mortgage obligations, or CMOs, $88,479 of mortgage backed securities, and $54,263 of municipal securities at a gain of $8,041.  A portion of the proceeds from these sales was used to purchase $199,742 of GNMA securities and $8,856 of U.S. Treasuries which carry a zero percent risk weight, therefore lowering the risk weighted assets and improving our total risk based capital ratios.

Mortgage-backed securities and CMOs represented 88.7% of the available for sale securities portfolio at December 31, 2010, as compared to 85.4% at December 31, 2009.  Mortgage-backed securities carry an inherent prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates.  Prepayment rates generally can be expected to increase during periods of lower interest rates as underlying mortgages are refinanced at lower rates.

SECURITIES AVAILABLE FOR SALE	December 31,
(At Fair Value)	2010	2009
U.S. Treasuries	$18,739	$8,833
U.S. Government agencies	106	279
Collateralized Mortgage Obligations:
Agency	250,057	118,431
Private Label	16,155	23,229
Mortgage-backed securities	202,752	167,232
Trust Preferred	10,749	10,038
State & political subdivisions	21,679	25,040
Other securities	8,667	8,637
Total	$528,904	$361,719

The fair value of available for sale securities as of December 31, 2010, by contractual maturity, except for mortgage-backed securities and CMOs, which are based on estimated average lives, are shown below.  Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

Available for Sale Securities	Fair Value

Due in one year or less	$1,965
Due from one to five years	224,029
Due from five to ten years	180,643
Due after ten years	122,267
$528,904

Proceeds from sales and calls of securities available for sale were $209,881and $302,760 for the twelve months ended December 31, 2010 and 2009, respectively.  Gross gains of $5,805 and $8,076 and gross losses of $2 and $16 were realized on these sales and calls during 2010 and 2009, respectively.

SECURITIES HELD FOR TRADING
(At Fair Value)	December 31, 2010	December 31, 2009
Trust Preferred	$329	$36
Total	$329	$36

The net gain (loss) on trading activities included in non-interest income for 2010 and 2009 was $292 and $(1,004), respectively.

We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

On a quarterly basis, or more frequently when necessary, we evaluate each security in our portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment.  The factors we consider in evaluating the securities include whether the securities were guaranteed by the U.S. government or its agencies and the securities’ public ratings, if available, and how those two factors affect credit quality and recovery of the full principal balance, whether the market decline was affected by macroeconomic conditions, the length of time the securities have had temporary impairment and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  We also review the payment performance, delinquency history and credit support of the underlying collateral for certain securities in our portfolio as part of our impairment analysis and review.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to us at a point in time.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our securities portfolio.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet.  This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock.  From time to time, we purchase or sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB.  During 2010 and 2009, we sold $2,541 and $39, respectively, of our FHLB stock back to the FHLB at par.  We also sold $4,411 of Federal Reserve stock back at par during 2010.

LOANS

Loans at December 31, 2010, totaled $1,349,504 compared to $2,110,348 at year-end 2009, which included loans held for sale in probable branch divestitures, reflecting a decrease of $760,844, or 36.1%.  This decrease was due partially to the branch and loan sales in 2010 that included $332,675 of loans.  Commercial loans (which include commercial, industrial and agricultural, tax exempt, lease financing, commercial real estate, and construction and development) decreased $564,268 at December 31, 2010, compared to year-end 2009.  This decrease was driven primarily by a decrease in commercial construction and development loans of $219,831, or 57.5%, commercial, industrial and agricultural loans of $200,670, or 33.3%, and commercial mortgage loans of $132,831, or 22.8%.  Commercial loans in the Chicago region totaled $174,284 at December 31, 2010, compared to $261,445 at December 31, 2009.  During 2010, the Chicago commercial portfolio experienced significant increases in past due and non-performing loans, as well as higher losses.  Charge-offs recorded during 2010 from this portfolio totaled $32,918, down from $34,976 taken in 2009.

Our non-owner occupied CRE portfolio originated from three areas, with $429,941 being formerly managed by our commercial lending team that was headquartered in Greater Cincinnati, our CRE line of business, $140,678 managed by our Chicago region and the remainder managed in our community banking markets.  Our largest property-type concentration is in retail projects at $154,871, or 25.0%, of the total CRE portfolio, which includes direct loans or participations in larger loans primarily for stand-alone retail buildings for large national or regional retailers with national and regional tenants. Our second largest concentration is multifamily at $115,150, or 18.6%, of the total CRE portfolio.  Our third largest concentration is for land acquisition and development at $97,378, or 15.7%, of the total, which represents both commercial development and residential development.  Finally, our fourth largest concentration at $69,912, or 11.3%, is to the single-family residential and construction category, 77.0% of which is in the Chicago area.  No other category exceeds 9% of the CRE portfolio.  Of the total non-owner occupied CRE portfolio, 36.9%, or $228,592 is classified as construction. At December 31, 2010, $280,626, or 45.3%, of the CRE portfolio is located in our core market states of Indiana, Kentucky, and Illinois.  The three largest concentrations outside of our core market states are $187,348, or 30.3% located in Ohio, $28,632, or 4.6% located in Florida and $23,222, or 3.8%, located in Tennessee.  Non-owner occupied CRE non-performing loans in our core market states totaled $98,493 at December 2010, with another $33,286 located in Ohio, $24,402 located in Florida, and $6,306 located in Tennessee.  A total of $1,700 of our non-performing loans at December 31, 2010 were located in North Carolina, in which we had $18,562 of loans outstanding.   We do not offer non-recourse financing.

The reduction in size of our loan portfolio, including the decline in CRE loans, coupled with the planned decline in our indirect consumer and residential mortgage loan portfolios and sale of consumer and commercial loans in branch sale transactions, has resulted in a small decline in our CRE concentration risk.  The balance in our non-owner occupied CRE portfolio decreased from $978,927, or 46.4% of the total loan portfolio at December 31, 2009, to $618,873 or 45.9% of the total portfolio at December 31, 2010.

The change in our non-owner occupied CRE portfolio from 2007 to 2010 is attributable, in part, to the disruption of the permanent financing market, which made it more difficult for borrowers to refinance completed and stabilized projects on a permanent basis.  During the third quarter of 2008, we discontinued pursuing new non-owner occupied CRE opportunities, regardless of property type, as additional stress to the portfolio of this product became apparent.  While exiting the CRE line of business all together, we have been reducing our current CRE exposure through the sale of performing and nonperforming loans, not making any new commitments, and incenting our customers and relationship managers to reduce their outstandings ahead of their prescribed maturities and increasing our yields as pricing opportunities arise.

CRE loan balances in Chicago were $139,043 at December 31, 2010 compared to $202,871 at December 31, 2009.  CRE balances from our former CRE line of business in Cincinnati, Ohio were $425,757 at December 31, 2010 compared to $678,680 at December 31, 2009.

C&I loans decreased $200,670, or 33.3%, from year-end 2009.  Approximately $90,326 of the decline was due to the branch divestitures, loan sales and sales of participation interests to limit the Bank’s exposure to larger credits.

Residential mortgage loans decreased $89,556, or 38.5%, from year-end 2009, primarily due to the sale of $59,893 of loans in the branch divestitures and loan sales.  We expect the balance of residential mortgage loans will continue to decline during 2011, since we sell substantially all originations to a private label provider on a servicing released basis. We evaluate our counterparty risk with this provider on a quarterly basis by evaluating their financial results and the potential impact to our relationship with them of any declines in financial performance.  If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk.  We have never had a strategy of originating subprime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.   The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio.  Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.

Home equity lines of credit, or HELOC loans decreased $44,528, or 27.3%, at December 31, 2010, from year end 2009.  Approximately $38,021 loans were sold in connection with the branch divestitures.  HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence.

Consumer loans, which include both direct and indirect loans, decreased $62,492, or 49.4% from the prior year, of which approximately $48,355 was from the branch divestitures during 2010.  The average balance of indirect consumer loans declined $29,476, or 42.1% during 2010, as we exited the indirect line of business in December 2006 in order to originate higher yielding commercial loans and sold $32,928 of indirect loans in a third quarter branch and loan sale.  The indirect loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets.  Indirect loans at December 31, 2010, were $17,963 compared to $62,062 at December 31, 2009.

The average balance of direct consumer loans decreased $38,690, or 24.2% during 2010, in large part due to the sale of $15,427 in branch sale transactions.

Loans delinquent 30-89 days were $19,623, or 1.45% of our portfolio at December 31, 2010, an increase of $678 from September 30, 2010.  Delinquent loans include $10,570 of CRE loans, or 1.73% of that portfolio, $2,289 of C&I loans, or 0.56% of that portfolio, $4,946 of residential mortgage loans, or 3.45% of that portfolio, and $1,818 of consumer and home equity loans, or 1.00%, of that portfolio.

Of the delinquent CRE loans, $9,265, or 88%, were originated by the former CRE group.  The increase in the delinquencies during the fourth quarter reflects greater attention managing delinquent accounts, as well as, the reclassification of delinquent loans to nonaccrual status and into OREO.

We have limited exposure to shared national credits.  Our total outstanding amount of shared national credits, which are any loans or loan commitments of at least $20,000 that are shared by three or more supervised institutions, was $34,891 at December 31, 2010.  Of this amount, $11,282, or 34.3% was classified as non-performing.

LOAN PORTFOLIO AT YEAR END

	2010	2009	2008	2007	2006
Commercial, industrial and agricultural loans	$401,936	$602,606	$748,446	$689,504	$568,841
Economic development loans and other obligations of state and political subdivisions	8,992	14,773	24,502	7,227	7,179
Lease financing	424	5,579	5,397	5,291	5,495
Commercial mortgages	450,292	583,123	436,336	298,151	180,249
Construction and development	162,237	382,068	641,460	609,858	260,314
Residential mortgages	143,243	232,799	309,397	380,429	436,309
Home equity lines of credit	118,406	162,934	171,241	145,403	132,704
Consumer loans	63,974	126,466	153,464	175,516	199,887
Total loans	1,349,504	2,110,348	2,490,243	2,311,379	1,790,978
Less: unearned income	-	-	-	1	2
Loans, net of unearned income	1,349,504	2,110,348	2,490,243	2,311,378	1,790,976

Less: Loans held for sale in probable branch divestitures	-	90,616	-	-	-

Loans, net of unearned income and loans held for sale in probable branch divestitures	$1,349,504	$2,019,732	$2,490,243	$2,311,378	$1,790,976

Different types of loans are subject to varying levels of risk, and we mitigate this risk through portfolio diversification by type of loan and industry.  We concentrate substantially all of our lending activity by lending to customers located in the geographic market areas that we serve, primarily Indiana, Illinois, and Kentucky.

We lend to customers in various industries including real estate, agricultural, health and other related services, and manufacturing. Our loan portfolio does not contain any loans to foreign entities.

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2010
Total Loans		After 1 Year
	Within	But Within	Over
Rate sensitivities:	1 Year	5 Years	5 Years	Total

Fixed rate loans	$180,557	$348,692	$102,881	$632,130
Variable rate loans	475,418	44,291	723	520,432

Subtotal	$655,975	$392,983	$103,604	1,152,562

Percent of total	56.91%	34.10%	8.99%

Nonaccrual loans				196,942

Total loans				$1,349,504

LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 2010
Commercial, Industrial, Agricultural, Economic Development, Obligations of State and Political Division, Construction
and Development Loans

		After 1 Year
	Within	But Within	Over
	1 Year	5 Years	5 Years	Total
Commercial, industrial and agriculture loans	$143,907	$223,399	$10,290	$377,596
Economic development loans and other obligations of state and political subdivisions	1,074	7,414	504	8,992
Construction and development	66,125	9,316	-	75,441
Total	$211,106	$240,129	$10,794	$462,029

Fixed rate	$87,544	$222,667	$10,567	$320,778
Variable rate	123,562	17,463	226	141,251

Subtotal	$211,106	$240,130	$10,793	462,029

Percent of total	45.69%	51.97%	2.34%

Nonaccrual loans				111,136

Total				$573,165

NON-PERFORMING ASSETS

Non-performing assets consist primarily of nonaccrual loans, restructured loans, loans past due 90 days or more and other real estate owned.   Nonaccrual loans are loans on which we have suspended recognizing interest because of doubts as to the borrower's ability to repay principal or interest according to the terms of the contract.  Loans are generally placed on nonaccrual status after becoming 90 days past due if the ultimate collectability of the loan is in question or when we determine the loan is impaired.  Loans which are less than 90 days past due, but as to which serious doubt exists about repayment ability, may also be placed on nonaccrual status.  Restructured loans are loans for which the terms have been renegotiated to provide a reduction or deferral of principal or interest because of the borrower's financial position. Loans 90 days or more past due, which totaled $73 at December 31, 2010, are loans that are continuing to accrue interest, but which are contractually past due 90 days or more as to interest or principal payments. Other real estate owned represents properties obtained for debts previously contracted.

NON-PERFORMING ASSETS AT YEAR END
	2010	2009	2008	2007	2006
Non-performing loans:

Nonaccrual	$196,942	$210,753	$150,002	$18,549	$8,625
90 days past due and still accruing interest	73	4,127	897	4,118	228

Total non-performing loans	197,015	214,880	150,899	22,667	8,853

Trust preferred held for trading	329	36	-	-	-
Other real estate owned (OREO)	49,238	31,982	19,396	2,923	936

Total non-performing assets	$246,582	$246,898	$170,295	$25,590	$9,789

Non-performing loans were 14.60% and 10.64% of total loans, net of unearned income at the end of 2010 and 2009, respectively.  The primary reason for the increase in 2010 was the decrease in the size of the loan portfolio resulting from the branch and loan sales and moderate improvement in non-performing loans. As the overall portfolio continues to reduce, the percentage of non-performing loans will remain at an elevated level.  Although we have seen a modest slowing of new non-performing loans, the macro factors continue to deteriorate, limiting our ability to improve these ratios in a meaningful way.  Since we do not underwrite a subprime product, the performance of our residential mortgage portfolio continues to be acceptable.

Non-performing loans were $197,015 at December 31, 2010, compared to $214,880 at December 31, 2009.  Of the non-performing loans, $166,949 are in our CRE portfolio and $24,764 are in commercial and industrial, or C & I portfolio, while the balance of $5,302 consists of 1-4 family residential and consumer loans which totaled 163 basis points at December 31, 2010.

Our residential builder portfolio was originated primarily in Chicago. Our largest concentration in non-performing loans and assets during 2010 came primarily from this product line and from our CRE line of business.  Total non-performing CRE loans at December 31, 2010, totaled $166,949, of which $93,474 was for residential real estate related projects.  Of this total, $64,611 were Chicago loans and $26,741 were CRE loans from our former CRE line of business.  The Chicago non-owner occupied commercial real estate portfolio had commitments of $141,148, including outstanding balances of $140,678 at December 31, 2010.  The Chicago portfolio made up 52.7% and 53.3% of our total non-performing loans and non-performing assets, respectively, at December 31, 2010.  The CRE line of business had commitments of $470,191, including outstanding balances of $429,941 at December 31, 2010.  This portfolio made up 40.9% of our total non-performing loans and 40.6% of our non-performing assets at December 31, 2010. The Chicago and CRE lines of business make up 13.9% and 36.7% of total outstanding loans.

Only 6.4% of the remaining non-performing loans and 6.1% of the total non-performing assets come from our core community banking lending activities. This portfolio represents $666,822 of loan outstandings, with a delinquency rate of 1.20% and non-performing loans of $12,703.

At December 31, 2010, the largest non-performing loan relationship is to a developer with real estate in Chicago that has a total balance of $12,800. The second largest non-performing loan relationship is to a Chicago area based builder with an outstanding balance of $11,461. The third largest non-performing relationship is secured by undeveloped property in Florida which is collateral for a $9,900 loan. The fourth largest relationship loan is to a developer in Ohio secured by a mixed use retail and commercial development with a balance of $9,751 at the end of the year.

The majority of the remainder of our commercial non-performing loans are secured by one or more residential properties in the Chicago area, typically at an 80% or less loan to value ratio at inception.  The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 29.1% from the peak of the index in September 2006 to the most recent index for November 2010, as published in January 2011.  The Zillow index for the fourth quarter of 2010 shows a decline of 31.2% from its peak during the second quarter of 2006.  On a year over year basis, the Zillow index shows a decline of 11.6% for all homes, with a 11.7% decline for single family housing and a 15.8% decline for condominiums.  New appraisal values we have obtained for existing loans have been consistent generally with the declines indicated by the Case-Schiller and Zillow indices.  Many potential buyers are choosing to rent rather than buy at this time, with market information indicating an increase in rental demand and rental rates.   Should sales levels in Chicago remain at their current values or continue to decline in 2011, we will likely experience further deterioration in this segment.

Impaired loans totaled $199,008 at December 31, 2010, compared to $207,736 at December 31, 2009.  A total of $160,381 of impaired loans at December 31, 2010 had a specific allowance for loan loss, compared to $129,017 at December 31, 2009.  The allowance for impaired loans included in the allowance for loan losses was $34,985 at December 31, 2010, compared to $32,753 at December 31, 2009.  The average balance of impaired loans was $235,892 for 2010, compared to $189,730 for 2009.

OREO increased to $49,238 at December 31, 2010, compared to $31,982 at December 31, 2009, again, due largely to the Chicago residential builder portfolio.  The ratio of non-performing assets to total loans and OREO increased to 17.63% at December 31, 2010, compared to 12.03% at year end 2009 because of the increase in OREO combined with the sharp decline in total loans. More than 53%, or $131,419, of our total non-performing assets are in our Chicago region.  These assets represent more than 67% of the total assets in our Chicago region.

The interest recognized on nonaccrual loans was approximately $17, and $40 in 2010 and 2009, respectively.  The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $3,626 and $3,929 for 2010 and 2009, respectively.

Potential problem loans, which consisted of primarily non-owner occupied CRE loans at December 31, 2010, are maintained on a watch list and reviewed at least quarterly.  For the most part, loans are designated as watch list loans to ensure more frequent monitoring. The assets are reviewed to ensure proper earning status and management strategy.  If we determine that there is serious doubt as to performance in accordance with the original terms of the contract, then the loan is placed on nonaccrual.  We also review nonaccrual loans on an ongoing basis.  See Note 6 of the Notes to Consolidated Financial Statements for additional information on our potential problem loans.

CREDIT MANAGEMENT

Our credit management procedures include Board oversight of the lending function by the Board’s Credit and Risk Management Committee, which meets at least quarterly.  The committee met eleven times during 2010.  The committee monitors credit quality through its review of information such as delinquencies, non-performing loans and assets, problem and watch list loans and charge-offs.  The lending policies address risks associated with each type of lending, including collateralization, loan-to-value ratios, loan concentrations, insider lending and other pertinent matters and are regularly reviewed to ensure that they remain appropriate for the current lending environment.  In addition, a sample of loans is reviewed by an independent loan review department, as well as by a compliance department and regulatory agencies.

Consumer, mortgage and small business loans are centrally underwritten and approved while commercial loans are approved through a combination of limited individual lending authorities, independent senior credit officers, Senior Loan Committee, the Chief Credit and Risk Officer and the Chief Executive Officer. A limited number of officers have the authority, in certain cases and for certain loan types, to override centrally denied loan requests.  Those overrides must meet certain conditions and are centrally tracked and monitored for performance.  In addition, any relationship that has an aggregate exposure of $4,000 must be approved by the Senior Loan Committee consisting of Senior Credit Officers, the Chief Credit and Risk Officer, and the Chief Executive Officer.

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

The unallocated portion of the allowance covers general economic uncertainties as well as the imprecision inherent in any forecasting methodology.  At December 31, 2010, the unallocated reserve included within the allowance for loan losses was $7,354, as compared to $8,877 at December 31, 2009.  The unallocated portion of the allowance decreased during 2010 for two reasons.  The first was to reflect the smaller overall loan portfolio.  The second represents the transfer of certain unallocated portions of the allowance for loan losses to specific allocations reflecting the identification of specific assets due to continued declines in real estate values within our lending footprint.

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

Our process to perform this analysis includes expanded data analysis, back-testing and ongoing refinements to documentation surrounding the adequacy of the allowance.  The allowance provides measures of the probability of default and risk of loss for our categories of loans with similar risk characteristics and analyzes loss data over the period of time that we believe is appropriate when coupled with management adjustments we apply towards that data.  The appropriateness of management adjustments is considered in terms of market conditions, portfolio performance and portfolio concentrations.  In considering market conditions, we review a variety of information including unemployment statistics, foreclosure rates and housing statistics from third party indices and reports.   We believe this improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments.

The allowance for loan losses was $95,801 at December 31, 2010, representing 7.10% of total loans, compared to $95,539 at September 30, 2010, or 6.56% of total loans and $88,670 at December 31, 2009, or 4.20% of total loans.  The allowance for loan losses to non-performing loans ratio was 48.6% at December 31, 2010, compared to 44.9% at September 30, 2010 and 41.3% at December 31, 2009. We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination.  At December 31, 2010, we believe that our allowance appropriately considers the expected loss in our loan portfolio.  The provision for loan losses was $36,351 for the three months ended December 31, 2010, and $134,571 for the twelve months ended December 31, 2010.  This compares to $30,525 and $113,368 for the three and twelve months ended December 31, 2009.

Net charge-offs exceeded provision for loan losses by $465 during the fourth quarter of 2010.  Annualized net charge-offs to average loans were 10.07% for the quarter, compared to 3.86% for the fourth quarter of 2009, and 6.43% for the twelve months ended December 31, 2010.  For the fourth quarter of 2010, net charge-offs included $25,689 of CRE, $9,395 of commercial, $318 of residential mortgages, $222 of indirect consumer loan, $115 of home equity, and $90 of checking account net charge-offs, while the remaining $57 came from various other loan categories.  CRE net charge-offs during the fourth quarter of 2010 included $4,691 for a mixed use retail office property located in Georgia, $3,083 for a retail purpose property located in Florida, and $2,809 for a retail purpose property located in Ohio.

For 2010, net charge-offs included $91,891 of CRE, $18,445 of commercial, $895 of indirect consumer loans, $1,388 of home equity loans, $837 of residential mortgage and $522 of checking account net charge-offs while the remaining $392 came from various other loan categories.  The largest loss taken during the year was $11,578 for a mix use retail office property located in Georgia. The second largest loss was $6,872 secured by commercial real estate in Florida originated by our CRE line of business followed by $5,931 secured by a retail project located in Ohio.  The next largest loss was secured by commercial real estate for land acquisition purposes located in Arizona totaling $4,277.  The fifth largest loss is a retail project located in Ohio that totaled a loss of $3,869.  Each of these five lending relationships were originated by our former CRE line of business.

We continuously improve our credit management processes.  In 2010, we took the following actions.

•
We continued to obtain new appraisals on properties securing our CRE non-performing loans and used those appraisals to help determine any specific reserves within the allowance for loan losses.  As we receive lower appraised values on properties securing non-performing loans, we recognize charge-offs, and adjust specific reserves as appropriate.

•
We conducted an internal loan review on the remaining portion of performing CRE loans from our former CRE line of business.  Although we regularly review all relationships on an annual basis, this review included location visits as well as appointments with certain principals.  While the review was intended to identify relationships in need for elevated attention by our managed asset group, we believe it also confirmed the quality of the risk ratings assigned to the pass grade performing credits.

•	The Bank contracted an outside consultant to perform a valuation on the remaining Chicago builder based portfolio. We believe the findings validated our current exit strategy.

•
We have consolidated both our Chicago based work out team and the former CRE team located in Greater Cincinnati into our managed asset group.  This enables us to realize greater levels of efficiency in assigned problem assets within our managed asset group.

•	We continue to offer modest discounts to reduce our exposure to certain CRE related assets.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings.  Troubled debt restructurings totaled $6,522 at December 31, 2010.

The following table includes loans held for sale in connection with probable branch divestitures in the totals and calculations.

SUMMARY OF LOAN LOSS EXPERIENCE (ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES)

	2010	2009	2008	2007	2006
Allowance for loan losses, January 1	$88,670	$64,437	$27,261	$21,155	$24,392
Allowance associated with purchase acquisitions	-	-	-	5,982	-
Loans charged off:
Commercial, industrial and agriculture	51,320	41,211	8,338	1,244	21,509
Commercial mortgages	9,019	10,991	3,257	54	66
Construction and development	47,540	30,774	12,368	200	-
Residential mortgages	1,808	2,483	1,485	797	704
Home equity	946	1,378	352	246	397
Consumer	2,728	4,615	4,412	2,900	2,665
Leases	3,778	-	-	-	-
Total	117,139	91,452	30,212	5,441	25,341
Recoveries on charged off loans:
Commercial, industrial and agriculture	1,019	551	280	315	633
Commercial mortgages	104	115	20	18	174
Construction and development	199	83	-	-	-
Residential mortgages	396	351	184	154	171
Home equity	132	137	11	105	41
Consumer	919	1,080	1,109	780	791
Total	2,769	2,317	1,604	1,372	1,810
Net charge-offs	114,370	89,135	28,608	4,069	23,531
Provision for loan losses	134,571	113,368	65,784	4,193	20,294
Allowance related to divested loans sold	(13,070)	-	-	-	-
Allowance for loan losses, December 31	$95,801	$88,670	$64,437	$27,261	$21,155

Total loans at year-end, net of unearned income	$1,349,504	$2,110,348	$2,490,243	$2,311,378	$1,790,976
Average loans	1,777,756	2,338,919	2,407,677	2,128,551	1,782,918
Total non-performing loans	197,015	214,880	150,899	22,667	8,853

Net charge-offs to average loans	6.43%	3.81%	1.19%	0.19%	1.32%
Provision for loan losses to average loans	7.57	4.85	2.73	0.20	1.14
Allowance for loan losses to loans	7.10	4.20	2.59	1.18	1.18
Allowance for loan losses to non-performing loans	48.63	41.26	42.70	120.27	238.96

In 2009, loans held for probable branch sales of $90,616 were included in total loans used in this calculation.  Excluding these loans, the allowance for loan losses to loans is 4.39% for 2009.

The increase in the allowance during 2010, for commercial and commercial mortgage loans is due to an increase in loss factors, changes in the economic conditions such as unemployment and foreclosures, and conversion of construction oriented loans to mini-permanent loans that typically have a maturity duration of 3-5 years.

DEPOSITS

Total deposits were $1,989,879 at December 31, 2010, compared to $2,365,106 at December 31, 2009, with the decline due primarily to the $405,781 of deposits sold in branch divestitures during 2010, on which we received premiums of $15,612.  Low cost deposits, defined as non-interest bearing, interest checking and savings deposits, were $747,652 at December 31, 2010, down $282,285, or 27.4% from $1,029,937 at December 31, 2009.

Average balances of deposits for 2010, as compared to 2009, included decreases in money market accounts of $65,376, interest checking accounts of $43,114, non-interest bearing demand deposits of $39,705, retail certificates of deposit of $24,731, savings accounts of $11,399 and public fund time deposits of $3,843.  Average balances of brokered time deposits increased $25,041 from the year ago period.

The Bank cannot currently accept new brokered funds as a funding source and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates the Bank can pay on all types of retail deposits are limited to the weekly national rates, as posted on the FDIC website, plus 75 basis points.  The Bank’s rates have all been below the national rate cap limits since those limits became effective.

The Bank is no longer eligible to accept new Indiana public fund deposits.  Existing time accounts may be held to maturity, while transaction accounts are expected to be transitioned to other eligible financial institutions.  During February 2011, we communicated this information to the public fund entities affected and have assisted them in understanding these consequences.  All of these deposits were collateralized by securities.  As these deposit balances decrease, the securities are released and can be sold to provide additional liquidity.

TIME DEPOSITS OF $100 OR MORE AT DECEMBER 31, 2010
Maturing:
3 months or less	$97,137
Over 3 to 6 months	86,691
Over 6 to 12 months	161,397
Over 12 months	321,446
Total	$666,671

SHORT-TERM BORROWINGS

Short-term borrowings totaled $59,893 at December 31, 2010, a decrease of $2,221 from year-end 2009. Short-term borrowings primarily include federal funds purchased (which are purchased from other financial institutions, generally on an overnight basis) securities sold under agreements to repurchase (which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service), and short-term FHLB advances.

At December 31, 2010, we had available federal funds purchased lines of $135,000. However, our ability to draw under these lines is conditional, and it is highly unlikely that we would be able to access them.  We also had availability from the FHLB of $74,512, and availability of $62,205 under the Federal Reserve secondary credit program.

LONG-TERM BORROWINGS

Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, floating rate unsecured subordinated debt and trust preferred securities.  Long-term borrowings decreased to $347,847 at December 31, 2010, compared to $361,071 at December 31, 2009.

We continuously review our liability composition.  Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.

Note 15 to the consolidated financial statements provides additional information about our long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

We have obligations and commitments to make future payments under contracts.  Our long-term borrowings represent FHLB advances with various terms and rates collateralized primarily by first mortgage loans and certain specifically assigned securities, securities sold under repurchase agreements, notes payable secured by equipment, junior subordinated debentures and trust preferred securities.  We are also committed under various operating leases for premises and equipment.

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

CAPITAL RESOURCES

Shareholder’s equity totaled $(18,839) at December 31, 2010, a decrease of $121,185 from 2009.  The decrease was primarily due to the net loss of $124,222.

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

 Shareholders’ equity totaled $102,346 at December 31, 2009, a decrease of $102,445 or 50.0% from 2008.  The sale of the Treasury preferred stock partially offset the net loss for the year of $191,183.

During 2009, we made capital contributions of $60,900 into Integra Bank using CPP funds.  This additional capital positively impacted Integra Bank’s capital ratios and liquidity.  In the fourth quarter of 2010, we made additional capital contributions of $1,750.

We ceased paying cash dividends on our common stock in September 2009.  We also suspended cash dividends on the Treasury Preferred Stock and began deferring interest payments on the junior subordinated debentures.  Future payment of any cash dividends on our common stock will be subject to the prior payment of all unpaid dividends on the Treasury Preferred Stock and all deferred distributions.  Because we have not paid dividends on the Treasury Preferred Stock for six quarters, the Treasury Department has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  To date, the Treasury Department has not exercised this right.

The banking industry is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets and certain off-balance sheet items.  Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices.  At December 31, 2010, Integra Bank was considered to be in the undercapitalized category for PCA regulations.  See additional discussion in Item 1, “Business” and Note 16 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Capital trust preferred securities currently qualify as Tier 1 capital for the parent holding company under Federal Reserve guidelines.

LIQUIDITY

Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements.  These daily requirements reflect the ability to provide funds to meet loan requests, to fund existing commitments, to accommodate possible outflows in deposits and other borrowings. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Asset liquidity is provided by cash assets that are readily marketable, can be pledged, or will mature in the near future.

For Integra Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, interest-bearing deposits with other financial institutions, retail and public fund customer deposits and securities classified as available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans along with monthly cash flows from mortgage backed securities and maturing securities. We continuously monitor our current and prospective business activity in order to design maturities of specific categories of short-term and long-term loans and investments that are in line with specific types of deposits and borrowings.  The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. We may also utilize Integra Bank’s borrowing capacity with the FHLB and sell investment securities and loans.

Due to our financial performance in 2010, we increased our liquidity and cash position.  Cash and due from banks totaled $430,253 at December 31, 2010, as compared to $304,921 at December 31, 2009.  The decline in the Bank’s capital levels during 2010 restricted us from using sources of funds we would normally have used.  Once the Bank was considered to be in the adequately capitalized category, it was restricted from accepting new brokered deposits and became subject to rate restrictions that limited the rate of interest we could pay on retail deposits. The maximum rates we were allowed to pay on all types of retail deposits continued to be limited to the national average rate plus 75 basis points.  We continue to monitor the rates we are currently paying against the national rate caps and all rates remain within those caps.  We designed a product that established a new source for retail deposits that significantly mitigated the risk associated with potential deposit runoff associated with the rate restriction requirements.  During the second and third quarters of 2010, we entered a non-brokered deposit program where we utilized deposit listing service companies as an alternative source of funds to replace the use of brokered deposits.

Historically, we have had significant amounts of public fund deposits in Indiana, Kentucky and Illinois.  We have always been required to pledge collateral to cover the deposit balances in Kentucky and Illinois as required by the laws of each state.  We became subject to a similar requirement in Indiana during 2010.  During 2010, we increased the size of our investment portfolio to provide collateral for the pledging of the Indiana public deposits.  The balance in the securities available for sale portfolio as of December 31, 2010 was $528,904 as compared to $361,719 at December 31, 2009.   As of December 31, 2010, we had $120,879 in deposits from public fund entities based in the State of Indiana, consisting of $79,347 of transaction accounts and $41,532 of time deposit balances.  After the Bank was considered to be in the undercapitalized category for PCA purposes, we were no longer eligible to accept new Indiana public fund deposits.  Existing time accounts may be held to maturity, while transaction accounts are being transitioned to other eligible financial institutions.

The Transaction Account Guarantee (TAG) program provided unlimited insurance coverage through December 31, 2010 on non-interest bearing transaction accounts, IOLTAs, and NOW accounts bearing an interest rate of 0.25% or less.  As part of the new financial regulatory reform bill signed on November 9, 2010 the TAG program was replaced by a final rule that provides unlimited insurance coverage on non-interest bearing transaction accounts until December 31, 2012.  On December 29, 2010, IOLTA accounts were added to the unlimited insurance coverage.  The financial regulatory reform bill also made permanent the extension of the $250 per depositor insurance coverage, which was increased from the $100 limit.

At December 31, 2010 and 2009, respectively, short-term investments were $56,559 and $49,653. Additionally, at December 31, 2010, we had in excess of $173,814 as compared to $108,634 at December 2009 in unencumbered securities available for repurchase agreements or liquidation.  At December 31, 2010, Integra Bank was eligible for over $74,512 in additional borrowing capacity with the FHLB and had in excess of $62,204 with the Federal Reserve Bank under the secondary credit program.

We utilized the TAF program at various times throughout 2009 as a source of short-term funding and paid off the $85,000 balance in October 2009.  Integra Bank participated in the TLGP debt program and issued a $50,000 aggregate principal amount FDIC guaranteed note during the first quarter 2009.  This senior unsecured note is due in 2012 and carries an interest rate of 2.625%.

Liquidity at the holding company level has historically been provided by dividends from Integra Bank, cash balances, liquid assets, and proceeds from capital market transactions.   Because of its recent losses, the Bank cannot pay any dividends to us without advance approval from the OCC.  Given our and the Bank’s regulatory agreements and obligations and the need to recapitalize the Bank, it is highly unlikely that we will pay dividends in the foreseeable future.  There is a possibility that the holding company may, at some future point, not have sufficient resources to fund its operations.

Liquidity is required to support operational expenses, pay taxes, meet outstanding debt obligations, and other general corporate purposes.  In order to enhance our liquidity, we have suspended payments of cash dividends on all of our outstanding stock, and deferred the payment of interest on our outstanding junior subordinated debentures.  We can defer payments of interest on the subordinated debentures related to our trust preferred securities for up to five years without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of distributions on the trust preferred securities.  Also during the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or lower than the subordinated debentures.

We believe the suspension of dividends on our common and preferred stock and the deferral of interest payments on our subordinated debentures are preserving approximately $1,900 per quarter, thereby allowing us to maintain our current liquidity position.  At December 31, 2010, the cash balance held by the parent company was $1,699.

ACCOUNTING CHANGES

For information regarding accounting standards issued which will be adopted in future periods, see Note 1 to the Consolidated Financial Statements included in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on that assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our report was not subject to the attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

/s/ Michael J. Alley	/s/ Michael B. Carroll
Chairman of the Board	Executive Vice President and
and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Integra Bank Corporation
Evansville, Indiana

We have audited the accompanying balance sheets of Integra Bank Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s cumulative net loss to common shareholders from 2008 through 2010 exceeded $430 million and the Company has negative shareholders’ equity at December 31, 2010.  These results are primarily due to asset impairments, particularly loans.  The Company cannot currently generate sufficient revenue to support its operating expenses and the Company’s bank subsidiary has not been able to achieve the capital levels required by regulatory order.  These events raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 14, 2011

 INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$430,253	$304,921
Short-term investments	56,559	49,653
Total cash and cash equivalents	486,812	354,574
Loans held for sale (at lower of cost or fair value)	1,899	93,572
Securities available for sale	528,904	361,719
Securities held for trading	329	36
Regulatory stock	22,172	29,124
Loans, net of unearned income	1,349,504	2,019,732
Less: Allowance for loan losses	(95,801)	(88,670)
Net loans	1,253,703	1,931,062
Premises and equipment	34,019	37,814
Premises and equipment held for sale	1,387	4,249
Other real estate owned	49,238	31,982
Other intangible assets	3,950	8,242
Other assets	38,372	69,567
TOTAL ASSETS	$2,420,785	$2,921,941

LIABILITIES
Deposits:
Non-interest-bearing demand	$224,184	$263,530
Non-interest-bearing held for sale	-	7,319
Interest-bearing	1,765,695	2,004,369
Interest-bearing held for sale	-	89,888
Total deposits	1,989,879	2,365,106
Short-term borrowings	59,893	62,114
Long-term borrowings	347,847	361,071
Other liabilities	42,005	31,304
TOTAL LIABILITIES	2,439,624	2,819,595

Commitments and contingent liabilities (Note 19)	-	-

SHAREHOLDERS' EQUITY
Preferred stock - no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586	82,359	82,011
Common stock - $1.00 stated value:
Shares authorized: 129,000,000
Shares outstanding: 21,052,697 and 20,847,589 respectively	21,053	20,848
Additional paid-in capital	217,174	216,939
Retained earnings	(334,593)	(210,371)
Accumulated other comprehensive income (loss)	(4,832)	(7,081)
TOTAL SHAREHOLDERS' EQUITY	(18,839)	102,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,420,785	$2,921,941

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans:
Taxable	$75,010	$98,414
Tax-exempt	352	771
Interest and dividends on securities:
Taxable	13,679	17,018
Tax-exempt	834	2,657
Interest on securities held for trading	-	161
Dividends on regulatory stock	717	1,184
Interest on loans held for sale	122	516
Interest on federal funds sold and other short-term investments	1,249	745
Total interest income	91,963	121,466

INTEREST EXPENSE
Interest on deposits	30,860	43,221
Interest on short-term borrowings	194	1,682
Interest on long-term borrowings	11,335	10,527
Total interest expense	42,389	55,430

NET INTEREST INCOME	49,574	66,036
Provision for loan losses	134,571	113,368
Net interest income after provision for loan losses	(84,997)	(47,332)

NON-INTEREST INCOME
Service charges on deposit accounts	15,144	19,879
Other service charges and fees	3,923	4,137
Debit card income-interchange	5,049	5,361
Trust income	1,905	2,102
Net securities gains	5,803	8,060
Net premiums on sales of deposits	15,612	7,812
Other than temporary impairment loss:
Total impairment losses recognized on securities	(1,173)	(22,634)
Loss or reclassification recognized in other comprehensive income	(71)	(1,150)
Net impairment loss recognized in earnings	(1,102)	(21,484)
Warrant fair value adjustment	-	(6,145)
Cash surrender value life insurance	95	913
Net gain on sale of divested loans	11,742	727
Other	3,279	1,806
Total non-interest income	61,450	23,168

NON-INTEREST EXPENSE
Salaries and employee benefits	34,814	42,234
Occupancy	7,897	9,499
Equipment	2,608	3,151
Professional fees	11,632	7,453
Communication and transportation	3,483	4,346
Processing	2,174	2,781
Software	2,154	2,549
Marketing	853	1,432
Loan collection and OREO expense	13,921	11,003
FDIC assessment	9,278	7,681
Low income housing project losses	1,709	1,779
Building impairment expense	-	1,639
Debt prepayment penalties	-	1,538
Amortization of intangible assets	1,333	1,686
Other	5,986	7,398
Total non-interest expense	97,842	106,169
Income (Loss) before income taxes	(121,389)	(130,333)
Income taxes (benefit)	(1,694)	60,850
NET INCOME (LOSS)	$(119,695)	$(191,183)
Preferred stock dividends and discount accretion	4,527	3,798
Net income (loss) available to common shareholders	$(124,222)	$(194,981)

Consolidated Statements of Operations are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Operations (Continued)
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009
Earnings (Loss) per share:
Basic	$(6.01)	$(9.42)
Diluted	(6.01)	(9.42)

Weighted average shares outstanding:
Basic	20,676	20,706
Diluted	20,676	20,706

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2010	2009

Net income (loss)	$(119,695)	$(191,183)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period (net of tax of $2,968 and $(4,639), respectively)	4,992	(7,634)
Reclassification of amounts realized through impairment charges and sales (net of tax of $(1,752) and $5,075, respectively)	(2,948)	8,349
Net unrealized gain (loss) on securities	2,044	715

Change in net pension plan liability
(net of tax of $581 and $(785), respectively)	978	(1,292)
Unrealized gain (loss) on derivative hedging instruments arising in period
(net of tax of $(233) in 2009)	-	(384)

Net unrealized gain (loss), recognized in other comprehensive income (loss)	3,022	(961)

Comprehensive income (loss)	$(116,673)	$(192,144)

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Changes In Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)

						Accumulated
		Shares of		Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE AT JANUARY 1, 2009	$-	20,748,880	$20,749	$208,732	$(15,754)	$(8,936)	$204,791

Net income (loss)	-	-	-	-	(191,183)	-	(191,183)
Cash dividend declared ($0.02 per share)	-	-	-	-	(414)	-	(414)
Net change, net of tax, in accumulated other comprehensive income	-	-	-	-	-	1,918	1,918
Cumulative effect of change in accounting principles, adoption of FSP FAS 115-2 and 124-2 (net of tax) (ASC 320)	-	-	-	-	778	(778)	-
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	-	715	715
Preferred stock	83,586	-	-	-	-	-	83,586
Common stock warrants	-			7,999			7,999
Discount on preferred stock	(1,855)	-	-	-	-	-	(1,855)
Preferred stock dividend and discount accretion	280	-	-	-	(3,798)	-	(3,518)
Vesting of restricted shares, net	-	(9,873)	(10)	(307)	-	-	(317)
Grant of restricted stock, net of forfeitures	-	108,582	109	(109)	-	-	-
Stock-based compensation expense	-	-	-	624	-	-	624
BALANCE AT DECEMBER 31, 2009	$82,011	$20,847,589	$20,848	$216,939	$(210,371)	$(7,081)	$102,346

Net income (loss)	-	-	-	-	(119,695)	-	(119,695)
Net change, net of tax, in accumulated other comprehensive income	-	-	-	-	-	2,249	2,249
Preferred stock dividend and discount accretion	348	-	-	-	(4,527)	-	(4,179)
Vesting of restricted shares, net	-	(1,398)	(2)	-	-	-	(2)
Grant of restricted stock, net of forfeitures	-	206,506	207	(207)	-	-	-
Stock-based compensation expense	-	-	-	442	-	-	442
BALANCE AT DECEMBER 31, 2010	$82,359	$21,052,697	$21,053	$217,174	$(334,593)	$(4,832)	$(18,839)

See Accompanying Notes to Consolidated Financial Statements.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(119,695)	$(191,183)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	8,993	6,301
Provision for loan losses	134,571	113,368
Net gain on sale of divested loans	(11,742)	-
Income tax valuation allowance	-	64,266
Net securities (gains) losses	(5,803)	(8,060)
Impairment charge on available for sale securities	1,102	21,484
Net held for trading (gains) losses	(293)	1,004
(Gain) loss on sale of premises and equipment	(457)	86
(Gain) loss on sale of other real estate owned	879	506
Net premiums on sale of deposits	(15,612)	(7,812)
Loss on low-income housing investments	1,710	1,779
Proceeds from sale of held for trading securities	-	20,298
Purchase of held for trading securities	-	(19,745)
Net gain on sale of loans held for sale	(12,158)	(1,491)
Proceeds from sale of loans held for sale	86,308	182,017
Origination of loans held for sale	(73,094)	(127,246)
Debt prepayment fees	-	1,538
Change in other operating	25,563	18,984
Net cash flows provided by operating activities	$20,272	$76,094
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	122,493	112,727
Proceeds from sales of securities available for sale	208,697	296,751
Purchase of securities available for sale	(494,821)	(218,145)
Proceeds from sale of regulatory stock	6,952	(9)
Proceeds from sale of bank owned life insurance	16,900	45,067
Decrease in loans made to customers	278,790	133,608
Purchase of premises and equipment	(5,358)	(1,293)
Proceeds from sale of premises and equipment	718	(95)
Proceeds from sale of other real estate owned	10,152	8,791
Increase (decrease) from sale of branches, net of cash acquired	(66,359)	(48,112)
Net cash flows provided by (used in) investing activities	$78,164	$329,290

Consolidated Statements of Cash Flows are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year ended December 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$49,245	$152,029
Net increase (decrease) in short-term borrowed funds	(2,221)	(352,892)
Proceeds from long-term borrowings	-	50,000
Repayment of long-term borrowings	(13,220)	(49,841)
Proceeds from issuance of TARP preferred stock	-	90,010
Dividends paid on TARP preferred stock	-	(1,950)
Dividends paid on common stock	-	(622)
Proceeds from exercise of stock options and restricted shares, net	(2)	(317)
Net cash flows provided by financing activities	$33,802	$(113,583)
Net increase in cash and cash equivalents	132,238	291,801
Cash and cash equivalents at beginning of period	354,574	62,773
Cash and cash equivalents at end of period	$486,812	$354,574

	Year ended December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Cash paid during the year:
Interest	$41,879	$57,790
Income taxes	(7,297)	(5,931)

Other real estate acquired in settlement of loans	37,010	29,512
Dividends accrued not paid on preferred stock	4,180	1,567
Accretion of discount on TARP preferred stock	(4,527)	(3,798)

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

Integra Bank provides a wide range of financial services to the communities it serves in Indiana, Kentucky, and Illinois.  These services include various types of personal and commercial banking services and products, investment and trust services and selected insurance services.  Specifically, these products and services include commercial, consumer and mortgage loans, lines of credit, credit cards, transaction accounts, time deposits, repurchase agreements, letters of credit, corporate cash management services, correspondent banking services, mortgage servicing, brokerage and annuity products and services, credit life and other selected insurance products, securities safekeeping, safe deposit boxes, online banking, and complete personal and corporate trust services.  Integra Bank also has a 65.5% ownership interest in Total Title Services, LLC, a provider of residential title insurance.

Integra Bank’s products and services are delivered through its customers’ channel of preference.  At December 31, 2010, Integra Bank serves its customers through 52 banking centers, and 100 automatic teller machines.  Integra Bank also serves its customers through its telephone banking and offers a suite of Internet-based products and services that can be found at our website, http://www.integrabank.com.

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

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the parent company and two of our subsidiaries. At December 31, 2010, the subsidiaries included in the consolidated financial statements consisted of Integra Bank and a reinsurance company.  Our four statutory business trusts are not consolidated due to the guidance of Accounting Standard Codification (ASC) 810.

All significant intercompany transactions and balances have been eliminated.  We utilize the accrual basis of accounting.  Certain prior period amounts have been reclassified to conform to the 2010 financial reporting presentation.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, commercial paper and federal funds sold which are readily convertible to known amounts of cash.  Interest-bearing deposits in banks, regardless of maturity, are considered short-term investments and included as cash equivalents.  The substantial increase in cash and cash equivalents year over year was driven by our desire to maintain a higher level of liquidity during 2010.  The majority of the cash is held in our account at the Federal Reserve.

SECURITIES

Securities can be classified as trading, available for sale and held to maturity.  At December 31, 2010, the majority of our securities were classified as available for sale.

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

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet.  This includes both Federal Reserve and Federal Home Loan Bank, or FHLB stock.  From time to time, we purchase and sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB.  During 2010 and 2009, we sold $2,541 and $39, respectively, of our FHLB stock back to the FHLB at par.  We also sold $4,411 of Federal Reserve stock back at par during 2010.

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

CONCENTRATION RISK

We have concentrated our efforts in liquidating our non-owner occupied CRE exposure in 2010 and 2009, and reduced our exposure $360,054 or 36.8% to $618,873 in 2010.  Due to the reduction in the overall portfolio resulting from branch and loan sales, our concentration level marginally improved from 46.4% to 45.9% of the total portfolio for the same period. Our exposure to credit risk is significantly affected by changes in economic conditions within the property types within non-owner occupied real estate. At December 31, 2010, retail projects exposure reduced $105,984 to $154,871 and is 25.0% of the total non-owner occupied CRE portfolio, multifamily declined $63,916 to $115,150 or 18.6%, land acquisition and development reduced $46,068 to $97,378 or 15.7%, and single family residential and construction decreased $43,275 to $69,912 or 11.3% of the total. These four types of non-owner occupied CRE represent our largest exposures as of the end of the year.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is that amount which, in our opinion, is adequate to absorb probable incurred loan losses as determined by our ongoing evaluation of the loan portfolio and its inherent risks.  Our evaluation is based upon consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions.  Our process includes expanded data analysis, back-testing and continued refinements to documentation surrounding the adequacy of the allowance. The allowance provides measures of the probability of default and risk of loss given default for our categories of loans with similar risk characteristics, analyzes loss data over a period of time that we believe is appropriate and which is periodically reevaluated.  This improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments.

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

OTHER REAL ESTATE OWNED

Properties acquired through foreclosure and unused bank premises are initially recorded at fair value, reduced by estimated selling costs and are accounted for at lower of cost or fair value.  The fair values of other real estate are typically determined based on appraisals by independent third parties.  Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans.  Subsequent write-downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in non-interest income and expense.  At December 31, 2010 and 2009, net other real estate owned was $49,238 and $31,982, respectively.

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

INTANGIBLE ASSETS

Core deposit intangibles are recorded at fair value, based on a discounted cash model valuation at the time of acquisition and are evaluated periodically for impairment.  They are amortized over their estimated useful lives and also are subject to impairment testing.

BANK-OWNED LIFE INSURANCE

Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts that are probable at settlement.

HELD FOR SALE

Loans held for sale include mortgage loans held for sale and loans held for probable branch sales.  Assets and liabilities classified as held for sale are carried at the lower of cost or fair value.  Premises and equipment held for sale, non-interest bearing deposits held for sale and interest-bearing deposits held for sale are reflective of the fixed assets and deposits which are held for probable branch sales.

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

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized gains and losses on cash flow hedges and changes in our minimum postretirement health and life plan, which are recognized as separate components of equity.  At December 31, 2010, accumulated other comprehensive income included $3,706 of unrealized losses on securities available for sale and $1,126 of changes in our minimum postretirement health and life plan liability.

LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  We do not believe there are currently any such matters that will have a material effect on the financial statements.

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

The weighted average fair value of each stock option or stock appreciation right (“SAR”) was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.  The following assumptions were utilized in computing fair values in 2009.  There were no stock option or stock appreciation right grants made in 2010.

2009

Number of options/SARs granted	5,000
Stock price	$2.13
Risk-free interest rate	3.09%
Expected life, in years	8
Expected volatility	57.96%
Expected dividend yield	1.83%
Estimated fair value per option/SAR	$1.12

RECENT ACCOUNTING PRONOUNCEMENTS

Effective for our financial statements as of December 31, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires us to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in our loan portfolio, (ii) how that risk is analyzed and assessed in arriving at the allowance for loan losses and (iii) the changes and reasons for those changes in the allowance for loan losses.  Disclosures must be disaggregated by portfolio segment, and the level at which we develop and document a systematic method for determining our allowance for loan losses.  The required disclosures include, among other things, a rollforward of the allowance for loan losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.  ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods after June 15, 2011.

PREFERRED STOCK

In February 2009, we were approved to participate in the U.S. Treasury Department’s Capital Purchase Program, or CPP, and received funding of $83,586, in exchange for shares of a new series of senior preferred stock and a related warrant to purchase common stock on the standard terms and conditions of the program.  The Treasury Preferred stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve and may be repurchased at any time under certain conditions. The Treasury Department also received a 10-year warrant to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share.  As part of this program, we were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.  We stopped paying dividends on the Treasury preferred stock in 2009; however, dividends continue to be accrued.

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. We reported a net loss of $124,222 in 2010 and total losses of $430,078 for the past three years.  As a result, we and the Bank are subject to a number of enforcement actions and other requirements imposed by federal banking regulators.

The Bank is subject to a formal agreement it entered into with the OCC in May 2009 that requires the Bank to reduce its non-performing assets and improve earnings. In August 2010, the Bank received a Capital Directive from the OCC directing it to increase and maintain its Total Risk-Based Capital Ratio to at least 11.5% and its Tier 1 Leverage Ratio to at least 8% by November 20, 2010, which it failed to do.  The Directive also required Integra Bank to submit a capital plan to the OCC, which it did; however, the OCC did not accept the plan.  The additional capital required to satisfy the Capital Directive as of December 31, 2010 was approximately $119,000.

In May 2010, we entered into an agreement with the Federal Reserve Bank of St. Louis.  Pursuant to the agreement, we made commitments to, among other things, use financial and management resources to assist Integra Bank in addressing weaknesses identified by the OCC, not pay dividends on outstanding shares or interest or other sums on outstanding trust preferred securities and not incur any additional debt.

On January 30, 2011, the Bank filed its call report as of December 31, 2010, indicating that its regulatory capital had declined from the "adequately capitalized" to "undercapitalized" category for purposes of the Prompt Corrective Action (PCA) regulations.  As an undercapitalized bank, the Bank is subject to several mandatory requirements, including restrictions on payment of capital distributions and management fees, asset growth and on certain expansionary activities, including acquisitions, new branches and new lines of business.  The Bank is also required to submit an acceptable Capital Restoration Plan ("CRP") to the OCC no later than March 16, 2011. The CRP must include a written guarantee from the Company of the Bank's obligations until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters and the guarantee must be secured by a pledge of assets acceptable to the OCC. We intend to guarantee the Bank's obligations under the CRP that is to be filed no later than March 16, 2011.  We currently have no source of revenues because of the Bank's inability to pay us dividends and our other resources are limited.  As a result, our guarantee may, as a practical matter, provide no meaningful support for the CRP.

Failure to submit an acceptable CRP would result in the Bank being treated as if it was in the "significantly undercapitalized" category for PCA purposes.  This would result in the imposition of additional enforcement actions or restrictions.

Imposition of additional enforcement actions could damage our reputation and have a material adverse effect on our business.  Ultimately, if the OCC believes the CRP is unacceptable or is not expected to result in the recapitalization of the Bank, it could appoint the FDIC as receiver of the Bank.

As a part of our capital raising efforts that began in 2009, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all strategic opportunities available to us. The principal focus of this effort has been on securing a significant private equity investment to recapitalize the Bank.  During the past year, discussions have been held and due diligence has been undertaken by numerous prospective investors.

While there have been some financial institutions of similar size that have been successful in raising capital in the past year, there has been a limited amount of new equity raised by under-capitalized banks operating under regulatory enforcement actions. We are continuing to have discussions with prospective investors and plan to pursue all available alternatives to effect a recapitalization of the Bank in order to comply with the Capital Directive and implement the CRP. Our efforts to raise capital have been impacted by our capitalization structure which includes subordinated debt obligations of $99,054 and the Treasury preferred stock with a liquidation preference of $83,586 at December 31, 2010.  These obligations rank senior to the right of holders of our common stock.  Any investor in or purchaser of our company would effectively assume the outstanding liability on the debt and be required to repay or restructure the Treasury preferred stock in addition to the amount of funds such investors or purchaser would need to recapitalize the Bank.

During 2009 and 2010, we have, under new senior executive leadership, taken several decisive actions to improve the Bank's capital and reduce overall credit risk including the following.

•	We have narrowed our geographic operating footprint through the sale of multiple branch clusters while improving capital as detailed in Note 3 below.

•	We continued our exit from the commercial real estate (CRE) lending line of business and decreased our outstanding CRE balances by $352,662.

•	We also increased pricing on $90,374 of commercial credits from low LIBOR based variable rates to minimum floor rates of at least 4% during 2010.

•	We executed multiple cost reduction initiatives during 2010 that are expected to result in lower annualized personnel costs of approximately $4,000, as well as other expense reductions.

Despite the restrictions under which the Bank has been operating, it has maintained adequate liquidity, even during the transitioning of Indiana public fund deposits to other banks.  We believe that the Bank's core operations are profitable and our deposit base has substantial value. Additionally, the steps we have taken have significantly reduced the Bank's non-performing assets and loans and credit risk.  Accordingly, we believe that the Bank has substantial franchise value and remain committed to exploring all options to recapitalize it.

Our plans for 2011 include the following:

•	Pursue all available strategies to recapitalize the Bank to the levels required by the Capital Directive;

•	Continue to reduce our concentration in CRE credit exposure by obtaining paydowns and payoffs;

•	Continue to reduce non-performing assets and our overall credit exposure; and

•	Market our services to community banking customers in our core market area that we serve and make continual adjustments to increase profitability.

There can be no assurance that our actions referred to above will successfully resolve all of the concerns of the federal banking regulatory authorities. These events and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3. BRANCH DIVESTITURES AND LOAN SALES

In 2009, we initiated specific plans to narrow our geographic operating footprint through the sale of multiple branch clusters.  We continued this plan during 2010 with the branch divestitures and loan sales that are outlined in the table below.  Execution of these sales reduced our asset size and generated capital that improved our capital ratios.

Branch Divestitures
		Number			Premium	Net gain
		of	Loans	Deposits	on sales of	on sale of
Sold to	Date	offices	sold	sold	deposits	divested loans
United Community Bank	June 2010	3	$45,913	$53,057	$2,394	$1,066
The Cecilian Bank	June 2010	2	40,733	45,000	1,977	1,172
First Security Bank of Owensboro, Inc.	July 2010	5	104,929	115,110	2,799	4,959
FNB Bank	September 2010	3	71,855	118,928	6,010	2,078
Citizens Deposit Bank and Trust	September 2010	4	69,671	73,686	2,432	2,565

The deposit premium on the transaction with First Security Bank of Owensboro Inc. was net of the write-off of a core deposit intangible for those branches of $2,959.

We have substantially completed our planned reduced geographic operating footprint with the exception of our four branches in the Chicago market.  Excluding that market, our pro-forma operating footprint includes forty-eight branches within a one-hundred mile radius of Evansville with a genuine focus on community banking.

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

The following provides a reconciliation of basic and diluted earnings per share:

For the Year Ended December 31,	2010	2009
Net income (loss)	$(119,695)	$(191,183)
Preferred dividends and discount accretion	(4,527)	(3,798)
Net income (loss) available to common shareholders	$(124,222)	$(194,981)

Weighted average shares outstanding - Basic	20,676,434	20,706,184
Stock option adjustment	-	-
Restricted stock adjustment	-	-
Average shares outstanding - Diluted	20,676,434	20,706,184

Earnings per share-Basic	$(6.01)	$(9.42)
Effect of stock options and restricted shares	-	-
Earnings per share - Diluted	$(6.01)	$(9.42)

Options to purchase 375,993 shares and 1,099,536 shares were outstanding at December 31, 2010 and 2009, respectively, and were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, would be antidilutive.

The warrant shares from the CPP to purchase up to 7,418,876 shares of common stock were not included in the computation of net income per diluted share because the exercise price of these shares was greater than the average market price of the common shares, and therefore, antidilutive and also because of the net loss.

NOTE 5.  SECURITIES

At December 31, 2010 and 2009, securities in our investment portfolio were classified as either available for sale or trading.  The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
U.S. Treasuries	$18,607	$132	$-	$18,739
U.S. Government agencies	100	6	-	106
Collateralized mortgage obligations:
Agency	250,097	798	838	250,057
Private label	16,760	-	605	16,155
Mortgage-backed securities - residential	203,438	725	1,411	202,752
Trust preferred	16,193	59	5,503	10,749
States & political subdivisions	20,438	1,242	1	21,679
Other securities	8,641	28	2	8,667
Total	$534,274	$2,990	$8,360	$528,904

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U.S. Treasuries	$8,856	$-	$23	$8,833
U.S. Government agencies	277	5	3	279
Collateralized mortgage obligations:
Agency	117,930	1,624	1,123	118,431
Private label	25,164	-	1,935	23,229
Mortgage-backed securities - residential	167,533	537	838	167,232
Trust preferred	17,238	10	7,210	10,038
States & political subdivisions	23,529	1,589	78	25,040
Other securities	8,640	-	3	8,637
Total	$369,167	$3,765	$11,213	$361,719

The amortized cost and fair value of available for sale securities as of December 31, 2010, by contractual maturity, except for mortgage-backed securities and collateralized mortgage obligations which are based on estimated average lives, are shown below.  Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be called or prepaid without penalties.

	December 31, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale

Within one year	$1,942	$1,965
One to five years	223,810	224,029
Five to ten years	181,225	180,643
Beyond ten years	127,297	122,267
Total	$534,274	$528,904

Securities available for sale realized gains, losses and other-than-temporary impairments are summarized as follows:

	2010	2009

Gross realized gains	$5,805	$8,076
Gross realized losses	(2)	(16)
Other-than-temporary impairment	(1,102)	(21,484)

Total	$4,701	$(13,424)

Proceeds from sales and calls of securities available for sale were $209,881 and $302,760 for the twelve months ended December 31, 2010 and 2009 respectively.  Gross gains of $5,805 and $8,076 and gross losses of $2 and $16 were realized on these sales and calls during 2010 and 2009, respectively.

Available for sale securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations:
Agency	$110,593	$838	$-	$-	$110,593	$838
Private Label	4,509	17	11,646	588	16,155	605
Mortgage-backed securities - residential	126,749	1,411	-	-	126,749	1,411
Trust Preferred	-	-	6,699	5,503	6,699	5,503
State & political subdivisions	1,754	1	-	-	1,754	1
Other securities	-	-	24	2	24	2
Total	$243,605	$2,267	$18,369	$6,093	$261,974	$8,360

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$8,833	$23	$-	$-	$8,833	$23
U.S. Government agencies	149	3	-	-	149	3
Collateralized mortgage obligations:
Agency	59,198	1,123	-	-	59,198	1,123
Private Label	-	-	23,229	1,935	23,229	1,935
Mortgage-backed securities - residential	105,719	838	-	-	105,719	838
Trust Preferred	602	123	5,436	7,087	6,038	7,210
State & political subdivisions	1,806	22	1,066	56	2,872	78
Other securities	-	-	21	3	21	3
Total	$176,307	$2,132	$29,752	$9,081	$206,059	$11,213

SECURITIES HELD FOR TRADING

(At Fair Value)	December 31, 2010	December 31, 2009
Trust Preferred	$329	$36
Total	$329	$36

The net gain (loss) on trading activities included in non-interest income for 2010 and 2009 was $292 and $(1,004), respectively.

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

The ratings of our pooled trust preferred collateralized debt obligations (CDOs), single issue trust preferred securities, and private label CMOs are listed below as of December 31, 2010 and at December 31, 2009.  The trust preferred securities consist of two pooled trust preferred CDOs classified as available for sale and four pooled CDOs classified as held for trading and four single name issues listed below.  The private label CMOs consist of five issues as one issue paid off in 2010 of which four were originated in 2003-2004, while one was originated in 2006.

Ratings

Issuer	Ratings as of December 31, 2010	Ratings as of December 31, 2009
Pooled Trust Preferred CDOs (Amortized cost $2,197, fair value $974)
PreTSL VI	Ca (Moodys) / D (Fitch)	Caa1 (Moodys) / CCC (Fitch)
PreTSL XIV	Ca (Moodys) /C (Fitch)	Ca (Moodys) /CC (Fitch)

Pooled Trust Preferred CDOs (Held For Trading)-Carried at fair value, $329
Alesco 10A C1	Ca (Moodys) / C (Fitch)	Ca (Moodys) / CC (Fitch)
Trapeza 11A D1	C (Fitch)	C (Fitch)
Trapeza 12A D1	C (Fitch)	C (Fitch)
US Capital Funding	C (Moodys) / C (Fitch)	Caa3 (Moodys) / CC (Fitch)

Single Issue Trust Preferred (Amortized cost $13,996, fair value $9,775)
Bank One Cap Tr VI (JP Morgan)	A2(Moodys) / A (Fitch)	A2(Moodys)
First Citizen Bancshare	Non-Rated	Non-Rated
First Union Instit Cap I (Wells Fargo)	Baa1(Moodys)/A-(S&P)/A(Fitch)	Baa2(Moodys)/A-(S&P)/A(Fitch)
Sky Financial Cap Trust III (Huntington)	BB-(S&P)	B(S&P)

Private Label CMOs (Amortized cost $16,760 fair value $16,155)
CWHL 2003-58 2A1	Aaa/*-(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
CMSI 2004-4 A2	Paid-off	AAA(S&P)/AAA(Fitch)
GSR 2003-10 2A1	Aaa/*-(Moodys)/AAA(S&P)	Aaa(Moodys)/AAA(S&P)
RAST 2003-A15 1A1	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
SASC 2003-31A 3A	A1/*-(Moodys)/AAA(S&P)	A1(Moodys)/AAA(S&P)
WFMBS 2006-8 A13	B2(Moodys)/B(Fitch)	B3/*-(Moodys)/B(Fitch)

The ratings above range from highly speculative, defined as equal to or below “Ca” per Moody’s and “CC” per Fitch and S&P, to the highest credit quality defined as “Aaa” or “AAA” per the aforementioned rating agencies, respectively.  The *- indicates a negative watch.

Pooled Trust Preferred CDOs

We incorporated several factors into our determination of whether the CDOs in our portfolio had incurred other-than-temporary impairment, including review of current defaults and deferrals, the likelihood that a deferring issuer will reinstate, recovery assumptions on defaulted issuers, expectations for future defaults and deferrals and the coupon rate at the issuer level compared to the coupon on the tranche.   We examined the trustee reports to determine current payment history and the structural support that existed within the CDOs. We also reviewed key financial characteristics of each individual issuer in the pooled CDOs.  Additionally, we utilized an internal watch list and near watch list which is updated and reviewed quarterly.  Changes are compared to the prior quarter to determine migration patterns and direction.  This review analyzed capital ratios, leverage ratios, non-performing loan and non-performing asset ratios

We utilize a third party cash flow analysis that compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  This analysis considers the structure and term of the CDO and the financial condition of the underlying issuers.  The review details the interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities along with new capital raises that may indicate the potential to cure a financial institution’s deferral status.  Assumptions used in the review include expected future default rates and prepayments.  During 2010, this review also incorporated the impact of the Dodd-Frank Act, whereby banks with total assets greater then $15 billion may call their TRUPS.  The cash flow analysis also incorporates future growth and consolidation in the financial service sector. The analysis of PreTSL VI assumes a 20% recovery lagged for two years on the BankAtlantic debt with a 10% recovery lagged for two years on all other issuers.  PreTSL XIV assumed a 10% recovery lagged for two years on defaults and treats all interest payment deferrals as defaults. We also used a model to stress these two pooled CDOs based on various degrees of severity to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of our note class.  Based on the December 31, 2010 analysis, the review indicated no additional other-than-temporary impairment has occurred for PreTSL VI, while PreTSL XIV is experiencing additional credit impairment at this time.

We recognized impairment charges during the first, third and fourth quarters of 2010 on the remaining two pooled CDOs.  In the first quarter we incurred impairment charges for the first time on PreTSL XIV of $201.  We also incurred additional impairment charges on PreTSL VI for $9.  During the second quarter of 2010, we saw improvement in the credit component for both PreTSL VI and PreTSL XIV.  The credit component for PreTSL VI experienced minimal fluctuation in the fourth quarter.  PreTSL VI ended the year with the same credit component it had in the first quarter 2010.  This pooled CDO continues to receive a partial interest payment.  Based on the analysis for PreTSL XIV, it experienced additional credit deterioration in both the third and fourth quarters of 2010.  The OTTI charge of $585 was recorded in the third quarter and an additional $307 in OTTI was taken in the fourth quarter of 2010.

We recognized impairment charges during the first and second quarters of 2009 on five of our six pooled CDOs.  In the first quarter of 2009, we incurred impairment charges for the first time on PreTSL VI for $415.  We also incurred additional impairment charges on Alesco 10A C1 of $755.  During the second quarter 2009, we noticed substantial deterioration in the underlying credit quality of four of the six pooled issuers as deferrals and defaults increased substantially.  Additional impairment charges were incurred on Alesco 10A C1 of $3,693; Trapeza 11A D1 of $4,441; Trapeza 12A D1 for $3,649 and US Capital Funding V B1 for $1,725.  We also recognized an impairment charge of $5,656 for Colonial BancGroup, one of our five single issue trust preferred bonds.

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

Based on the significant decline in the value of Alesco, Trap 11, Trap 12 and the US Cap CDOs and given our intention to sell these four securities when it is more economically attractive, we reclassified these securities as of June 30, 2009, and designated them as trading.

Single Issued Trust Preferred

With respect to our remaining single issued trust preferred securities, we look at rating agency actions, payment history, the capital levels of the banks, and the financial performance as filed in regulatory reports.

Based on the overall review of the single issuers, Sky Financial Cap Trust III (Huntington Bancshares “HBAN”) remains on our watch list given their past financial performance and ratings.  These ratings improved from a B to a BB- during the fourth quarter 2010.  Overall HBAN’s regulatory capital ratios continue to show improvement reducing their overall risk profile.  They completed a $920,000 common offering in December 2010 and subsequently repurchased their TARP warrants in January 2011.  We will continue to monitor this issuer but expect to see continued improvement in the price of this security.

The Dodd-Frank financial reform bill may have a positive impact on the default risk associated with our single issue Trust Preferred securities.  Banks having assets greater than $15 billion will have an opportunity to redeem their Trust Preferred securities at face value as they may no longer qualify as tier one capital.  TRUP CDOs may benefit from the reduction of default risk in their collateral portfolios; however, there is always the risk that the banks may not be able to obtain favorable refinancing terms.

As of December 31, 2010, all of these securities are still performing and as we expect to receive all principal and interest in accordance with contractual terms and we have the ability to hold these securities to maturity, and as such, the unrealized loss is temporary.

In July 2009, Colonial BancGroup’s (CNB) one of our five single name issue CDOs announced the termination of its agreement with investors for a previously-announced equity infusion into CNB.  Because of this announcement, we determined the unrealized loss in the CNB security of $5,656 was other-than-temporary impairment.  We moved this security to held for trading at a market value of $1,344.  CNB’s banking subsidiary was subsequently seized by regulators and we sold this security in August 2009 for $76, recognizing a trading loss of $1,268.

Private Label CMOs

Factors utilized in the analysis of the private label CMOs in our portfolio included a review of underlying collateral performance, the length of time and extent that fair value has been less than cost, changes in market valuation and review of rating changes to determine if other-than-temporary impairment has occurred.  As of December 2010, we had five remaining private label CMOs in our portfolio as CMSI 2004-4 A2 paid off during 2010.  As of December 2010 four of the remaining private label CMO’s in our portfolio had experienced unrealized losses for 12 consecutive months, while GSR 2003-10 2A1 experienced unrealized gains in April, September, October and November 2010.

The issuers within the portfolio continue to perform according to their contractual terms.  The underlying collateral performance for all of the private label CMOs has been reviewed.  Four of the securities have seen an increase in delinquencies greater than 90 days, while one RAST 03 A15 1A1 experienced declines in the fourth quarter.  The reported cumulative loss for WFMBS 2006-8 A13 shows the highest cumulative loss at 1.271% while the remaining securities cumulative loss remains low with little change over the prior period. The exposure to the high risk geographies (CA, AZ, NV, and FL) has experienced little change since our last review all five securities have exposure in at least one of these states.  The credit support for three of the private label CMO’s increased in the fourth quarter 2010 while the support for the remaining two experienced a slight decline.  All five securities continue to maintain a credit support level that is higher than their original level.

We also received a third party review of our private label CMOs.  This review includes a stress test for each security that models multiple scenarios projecting various levels of delinquencies, loss severity rates and different liquidation time frames.  The purpose of the stress test is to account for increasingly stressful macroeconomic scenarios that take into consideration various economic stresses including but not limited to home price and employment data including impact of changes to the gross domestic product (GDP). The three scenarios we reviewed included the Liq scenario which liquidates all 60+ delinquent loans and realized losses at current 3-month trailing severities; the Liq Sev 85 scenario, which is similar to the Liq scenario but uses 85% of the severity rate used in the Liq scenario making it is considered the least stressful; of the three scenarios; the Liq Def 125 scenario, which is the most severe of the three and is similar to Liq but includes liquidation of an additional 25% of the current 60 days bucket.  WFMBS 2006-8 A13 continues to be the only private label CMO in the portfolio that projects any type of loss.  The Liq Def 125 scenario continues to project a minimal loss of $23 and is not targeted to occur until November 2011.  Throughout 2010 this projected loss has declined and the targeted date has moved further into the future.  The findings in this report continue to support our analysis that there is adequate structural support even under stressed scenarios.  The overall review of the underlying mortgage collateral for the tranches we own demonstrates that it is unlikely that the contractual cash flows will be disrupted. Therefore, given the performance of these securities at December 31, 2010, and that it is not our intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we concluded that there is no other-than-temporary impairment.  The $605 in unrealized loss was temporary.

Summary of Other-Than Temporary Impairment

As noted in the above discussion for year end 2010 related to collateralized debt obligations, including both pooled and single issue CDOs, and the private label CMOs, the total other-than-temporary charge for 2010 was $1,102.

As noted in the above discussion for year end 2009 related to collateralized debt obligations, including both pooled and single issue CDOs, and the private label CMOs, we determined there was no additional impairment charges recognized during the third or fourth quarters of 2009 on our investment portfolio.  The total other-than-temporary charge for 2009 was $21,484.

The tables below present a roll forward of the credit losses recognized in earnings for the periods ended December 31, 2010 and 2009:

Beginning balance January 1, 2010	$315
Additions for amounts related to credit loss for which an other- than-temporary impairment was not previously recognized	1,102
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Ending balance, December 31, 2010	$1,417

Beginning balance April 1, 2009	$10,531
Additions for amounts related to credit loss for which an other- than-temporary impairment was not previously recognized	20,314
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	(30,530)
Ending balance, December 31, 2009	$315

NOTE 6. LOANS

A summary of loans at December 31, follows:

	2010	2009
Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$68,910	$87,243
Chicago	35,090	56,620
Community	297,936	458,743
Economic development loans and other obligations of state and political subdivisions:
Chicago	-	37
Community	8,992	14,736
Lease financing:
Community	424	5,579
Total commercial	411,352	622,958
Commercial real estate
Commercial mortgages:
Commercial real estate	318,902	388,443
Chicago	87,099	116,690
Community	44,291	77,990
Construction and development:
Commercial real estate	106,855	290,237
Chicago	51,944	86,181
Community	3,438	5,650
Total commercial real estate	612,529	965,191

Residential mortgages:
Chicago	4,101	5,547
Community	139,142	227,252
Home equity:
Chicago	8,541	10,190
Community	109,865	152,744
Consumer loans:
Commercial real estate	2	3
Chicago	1,150	1,319
Community	62,822	125,144
Total loans	1,349,504	2,110,348
Less: Loans held for sale in probable
branch divestiture	-	90,616
Loans, net of loans held for sale in
probable branch divestiture	$1,349,504	$2,019,732

A summary of the unpaid principal balances of nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010 follows:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$6,673	$-
Chicago	14,078	-
Community	3,589	7
Economic development loans and other obligations of state and political subdivisions	-	-
Lease financing	424	-
Total commercial	24,764	7
Commercial real estate
Commercial mortgages:
Commercial real estate	32,462	-
Chicago	43,184	-
Community	4,507	-
Construction and development:
Commercial real estate	41,433	-
Chicago	45,092	-
Community	271	-
Total commercial real estate	166,949	-

Residential mortgages:
Chicago	494	-
Community	2,637	8
Home equity:
Chicago	896	-
Community	606	30
Consumer loans:
Community	596	28
Total loans	$196,942	$73

Nonaccrual loans and loans past due 90 days still accruing were $210,752 and $4,127, respectively, at December 31, 2009.

The following table presents the aging of the unpaid principal in past due loans, not including nonaccrual loans, as of December 31, 2010:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$536	$-	$536
Chicago	276		276
Community	1,477	7	1,484
Economic development loans and other obligations of state and political subdivisions	-	-	-
Lease financing	-	-	-
Total commercial	2,289	7	2,296
Commercial real estate
Commercial mortgages:
Commercial real estate	5,735	-	5,735
Chicago	695	-	695
Community	611	-	611
Construction and development:
Commercial real estate	3,529	-	3,529
Chicago	-	-	-
Community	-	-	-
Total commercial real estate	10,570	-	10,570

Residential mortgages:
Chicago	314	-	314
Community	4,632	8	4,640
Home equity:
Chicago	507	-	507
Community	336	30	366
Consumer loans:
Commercial real estate	-	-	-
Chicago	35	-	35
Community	940	28	968
Total loans	$19,623	$73	$19,696

The following table presents the balance in unpaid principal of loans by portfolio segment and based on impairment method as of December 31, 2010 and 2009.

At December 31, 2010
	Loans evaluated for impairment:		Allowance based on impairment method:
	Individually	Collectively	Individually	Collectively

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$9,187	$59,723	$1,218	$2,684
Chicago	14,078	21,012	3,417	883
Community	3,596	294,340	537	8,612
Economic development loans and other obligations of state and political subdivisions:
Community	-	8,992	-	11
Lease financing:
Community	424	-	-	-
Total commercial	27,285	384,067	5,172	12,190
Commercial real estate
Commercial mortgages:
Commercial real estate	35,210	283,692	6,198	17,654
Chicago	43,184	43,915	5,921	3,190
Community	4,507	39,784	645	675
Construction and development:
Commercial real estate	41,433	65,422	7,843	6,097
Chicago	45,179	6,765	8,915	557
Community	271	3,167		50
Total commercial real estate	169,784	442,745	29,522	28,223
Residential mortgages:
Chicago	60	4,041	17	182
Community	516	138,626	149	6,577
Home equity:
Chicago	1,021	7,520	80	147
Community	68	109,797	20	2,145
Consumer loans:
Commercial real estate	-	2	-	-
Chicago	-	1,150	-	49
Community	274	62,548	25	3,949
Unallocated:	-	-	-	7,354
Total loans	$199,008	$1,150,496	$34,985	$60,816

Impaired loans were as follows at December 31:

	2010	2009

Year-end loans with no allocated allowance for loan losses	$38,627	$78,719
Year-end loans with allocated allowance for loan losses	160,381	129,017

Total	$199,008	$207,736

Amount of the allowance for loan losses allocated	$34,985	$32,753
Average of individually impaired loans during year	235,892	189,730
Interest income recognized during impairment	2,483	1,811
Cash-basis interest income recognized	17	40

There were $1,575 of unused commitments available on impaired loans at December 31, 2010.  The interest recognized on nonaccrual loans was approximately $17 and $40 in 2010 and 2009, respectively.  The amount of interest that would have been earned had these nonaccrual loans remained in accruing status was $3,626 and $3,929 for 2010 and 2009, respectively.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, or TDRs.  There was $6,522 of troubled debt restructurings at December 31, 2010, compared to $4,266 at December 31, 2009.

We have allocated $241 and $717 of specific reserves to TDRs as of December 31, 2010 and 2009, respectively.  We have committed to lend additional amounts totaling up to $6,522 and $4,266 as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as TDRs.

NOTE 7.  RELATED PARTY TRANSACTIONS

Integra Bank makes loans to its executive officers and directors and to companies and individuals affiliated with officers and directors of Integra Bank and us. The activity in these loans during 2010 and 2009 is as follows:

	2010	2009

Balance as of January 1	$2,087	$6,432
New loans	1,731	572
Repayments	(1,898)	(1,983)
Director and officer changes	(55)	(2,934)

Balance as of December 31	$1,865	$2,087

The balance of related party deposits as of December 31	$4,880	$4,414

NOTE 8.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows during the two years ended December 31:

	2010	2009

Balance at beginning of year	$88,670	$64,437
Loans charged to allowance	(117,139)	(91,452)
Recoveries credited to allowance	2,769	2,317
Net charge-offs	(114,370)	(89,135)
Allowance related to divested loans sold	(13,070)	-
Provision for loan losses	134,571	113,368
Balance at end of year	$95,801	$88,670

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis is performed on a monthly basis.  We use the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loss.  Loans classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted.  This does not mean that loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future.  Losses are taken in the period in which they surface as uncollectible.

Loans not meeting the criteria above as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans is as follows:

	Special Mention	Substandard	Doubtful	Loss	Pass	Not Rated	Total Loans

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$1,720	$20,805	$1,218	$-	$45,167	$-	$68,910
Chicago	3,686	14,568	3,417	-	13,419	-	35,090
Community	12,475	22,958	537	-	261,966	-	297,936
Economic development loans and other obligations of state and political subdivisions:
Community	527	-	-	-	8,465	-	8,992
Lease financing:
Community	-	424	-	-	-	-	424
Total commercial	18,408	58,755	5,172	-	329,017	-	411,352
Commercial real estate
Commercial mortgages:
Commercial real estate	4,241	67,055	6,198	-	241,408	-	318,902
Chicago	5,937	58,455	5,921	-	16,786	-	87,099
Community	2,376	7,973	645	-	33,297	-	44,291
Construction and development:
Commercial real estate	5,335	49,516	7,843	-	44,161	-	106,855
Chicago	650	40,085	8,915	-	2,294	-	51,944
Community	983	308	-	-	2,147	-	3,438
Total commercial real estate	19,522	223,392	29,522	-	340,093	-	612,529

Residential mortgages:
Chicago	-	400	17	-	-	3,684	4,101
Community	122	1,692	149	16	-	137,163	139,142
Home equity:
Chicago	-	527	80	-	-	7,934	8,541
Community	171	460	20	-	-	109,214	109,865
Consumer loans:
Commercial real estate	-	-	-	-	-	2	2
Chicago	-	-	-	-	-	1,150	1,150
Community	72	429	25	-	-	62,296	62,822
Total loans	$38,295	$285,655	$34,985	$16	$669,110	$321,443	$1,349,504

NOTE 9.  OTHER REAL ESTATE OWNED

A summary of other real estate owned as of December 31, follows:

	2010	2009

Beginning balance	$31,982	$18,646
Additions	37,010	30,262
Writedowns	(8,612)	(7,937)
Sales proceeds	(10,152)	(8,791)
Net loss on sales	(879)	(506)
Other changes	(111)	308
Balance at end of year	$49,238	$31,982

NOTE 10.  PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consist of:

	2010	2009

Land	$5,423	$6,306
Buildings and lease improvements	55,590	62,202
Equipment	18,873	21,157
Construction in progress	234	898

Total cost	80,120	90,563

Less accumulated depreciation	46,101	51,505
Less held for sale in probable branch divestiture		1,244
Net premises and equipment	$34,019	$37,814

Depreciation and amortization expense for 2010 and 2009 was $3,103 and $4,036, respectively.

NOTE 11.  INTANGIBLE ASSETS

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposits (Amortizing)	23,320	(19,384)	3,936	23,320	(15,113)	8,207
Customer Relationship (Amortizing)	140	(126)	14	140	(105)	35
Total intangible assets	$23,460	$(19,510)	$3,950	$23,460	$(15,218)	$8,242

Amortization expense for core deposit intangibles and customer relationship intangible assets for 2010 and 2009 was $1,333 and $1,686, respectively.  In conjunction with the branch sales occurring during the third quarter of 2010, $2,959 of core deposit intangibles were written off and netted against the premium from the sale of deposits.  Core deposit intangibles are amortized using both straight line and accelerated methods over varying periods through 2018.

Estimated intangible asset amortization expense for each of the succeeding years is as follows:

Year ending December 31,
2011	$854
2012	809
2013	704
2014	569
Thereafter	1,014
$3,950

NOTE 12.  DEPOSITS

The following table shows deposits, including those held for probable branch sales in 2009, by category.

	December 31,
	2010	2009
Deposits:
Non-interest-bearing	$224,184	$270,849
Interest checking	286,654	416,635
Money market accounts	199,854	249,490
Savings	236,814	342,453
Time deposits of $100 or more	666,671	623,670
Other interest-bearing	375,702	462,009
	$1,989,879	$2,365,106

As of December 31, 2010, the scheduled maturities of time deposits are as follows:

Time Deposit Maturities

2011	$563,261
2012	293,676
2013	98,492
2014	23,062
2015 and thereafter	63,881

Total	$1,042,372

We had $341,263 in brokered deposits at December 31, 2010 and $353,050 at December 31, 2009.

NOTE 13.  INCOME TAXES

The components of income tax expense for the two years ended December 31 are as follows:

	2010	2009
Federal:
Current	$(340)	$(5,696)
Deferred	(1,226)	(29,640)
Total	(1,566)	(35,336)

State:
Current	$-	$(212)
Deferred	(128)	(4,566)
Total	(128)	(4,778)

Establishment of valuation allowance	-	100,964
Total income taxes (benefit)	$(1,694)	$60,850

The portion of the tax provision relating to net realized securities gains or losses, including recognized impairment, amounted to $1,753 and $(5,075) for 2010 and 2009, respectively.

A reconciliation of income taxes in the statement of income, with the amount computed by applying the statutory rate of 35%, is as follows:

	December 31	December 31,
	2010	2009

Federal income tax computed at the statutory rates	$(42,486)	$(45,617)
Adjusted for effects of:
Change in valuation allowance	45,313	100,964
Taxable proceeds from BOLI sale	-	5,464
State taxes, net of federal benefit	(1,809)	(3,106)
Nondeductible fair value adjustment - warrants	-	2,151
Low income housing credit	(1,052)	(1,788)
Tax exempt interest	(415)	(1,200)
Cash surrender value of life insurance policies	(33)	(561)
Nondeductible expenses	68	170
Intraperiod Tax Allocation	(1,271)	-
Other differences	(9)	4,373
Total income taxes	$(1,694)	$60,850

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For 2010, this resulted in $1,354 of income tax benefit allocated to continuing operations.

The tax effects of principal temporary differences are shown in the following table:

	December 31,	December 31,
	2010	2009
Allowance for loan losses	$35,729	$33,514
Goodwill and core deposit intangibles	17,339	20,996
General business credits	19,135	18,088
Net operating loss carryforward	52,505	15,910
Other-than-temporary impairment	9,841	9,560
Alternative minimum tax credit carryforward	4,769	4,772
Interest on non-accrual loans	5,950	4,456
Other real estate owned	3,726	1,345
Unrealized loss on securities available for sale	2,004	2,815
Postretirement liability	1,568	1,849
Building impairment	577	619
Other, net	638	795
Total deferred tax assets	153,781	114,719

Premises and equipment	(3,169)	(3,827)
Direct financing and leveraged leases		(3,625)
FHLB dividend	(1,237)	(1,478)
Partnership income	(1,147)	(1,383)
Fair value adjustments from acquisitions	(171)	(262)
Total deferred tax liabilities	(5,724)	(10,575)

Net temporary differences	148,057	104,144
Valuation allowance	(148,057)	(104,144)
Net deferred tax asset (liability)	$-	$-

At December 31, 2010, we had federal operating loss carryforwards of $129,725 and state operating loss carryforwards of $131,473 which will expire at various dates beginning in 2017 through 2030.   General business credit carryforwards totaling $19,135 at year end are being carried forward and will begin to expire in 2022.

We continue to have a full valuation allowance for all deferred tax assets.  A three year cumulative loss position and continued near-term losses represent significant negative evidence that support that a full valuation allowance continues to be necessary at December 31, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,	December 31,
	2010	2009
Balance at January 1	$95	$-
Additions for tax positions of prior years		315
Reductions for tax positions of prior years	(95)	(104)
Reductions due to statute of limitations		(116)
Balance at December 31	-	95

The December 31, 2010, balance related to uncertain tax positions was zero.  The beginning balance was attributable to the 2007 tax year, which was amended during 2010, bringing the balance to zero.  There are no interest and penalties recorded in the income statement and accrued at December 31, 2010.  At December 31, 2009, there was $14 accrued.

We are subject to U. S. federal income tax, as well as state income tax in the state of Indiana and various other states. In May 2010, we were notified by the Illinois Department of Revenue that we had been selected for audit for the years 2007 and 2008.  The audit results have not been finalized as of December 31, 2010.  We are no longer subject to income tax examinations for tax years before 2007.

NOTE 14.  SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and totaled $59,893 and $62,114 at December 31, 2010 and 2009, respectively.

	2010	2009

A summary of selected data related to short-term borrowed funds follows:
Average amount outstanding	$59,685	$223,151
Maximum amount at any month-end	66,058	493,097
Weighted average interest rate:
During year	0.33%	0.75%
End of year	0.28%	0.30%

NOTE 15.  LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:
	2010	2009
Federal Home Loan Bank (FHLB) Advances
Fixed maturity advances (weighted average rate of 2.78% and 2.53%	$114,000	$126,004
as of December 31, 2010 and 2009, respectively)

Securities sold under repurchase agreements with maturities	80,000	80,000
at various dates through 2013 (weighted average rate of 4.60%
and 3.29% as of December 31, 2010 and 2009, respectively)

Note payable, secured by equipment, with a fixed interest rate of 7.26%,	1,425	2,645
due at various dates through 2012

Subordinated debt, unsecured, with a floating interest rate equal to three-	10,000	10,000
month LIBOR plus 3.20%, with a maturity date of April 24, 2013

Subordinated debt, unsecured, with a floating interest rate equal to three-	4,000	4,000
month LIBOR plus 2.85%, with a maturity date of April 7, 2014

Floating Rate Capital Securities, with an interest rate equal to six-month	18,557	18,557
LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	35,568	35,568
LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	20,619	20,619
LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par *

Floating Rate Capital Securities, with an interest rate equal to three-month	10,310	10,310
LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par *

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed	50,000	50,000
rate of 2.625%, with a maturity date of March 30, 2012

Other	3,368	3,368
Total long-term borrowings	$347,847	$361,071

*	Payment of interest has been deferred since September 2009.

Aggregate maturities required on long-term borrowings at December 31, 2010, are due in future years as follows:

2011	13,311
2012	120,482
2013	110,000
2014	4,000
Thereafter	100,054
Total principal payments	$347,847

Securities sold under agreements to repurchase consist of $80,000 in fixed rate national market repurchase agreements.  A $25,000 variable rate agreement converted to a 4.565% fixed rate instrument on April 30, 2010. These repurchase agreements have an average rate of 4.60%, with $30,000 maturing in 2012, and $50,000 maturing in 2013.  We borrowed these funds under a master repurchase agreement. The counterparty to our repurchase agreements is exposed to credit risk.  We are required to pledge collateral for the repurchase agreement.  The amount of collateral pledged December 31, 2010, included $54,511 in cash and $36,118 in securities.

Also included in long-term borrowings are $114,000 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs.  Included in the long-term FHLB borrowings are $40,000 of putable advances.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  Total FHLB advances were collateralized by $201,168 of mortgage loans and securities under collateral agreements at December 31, 2010.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow additional amounts of $74,512 at December 31, 2010.

The floating rate capital securities with a maturity date of July 25, 2031, are callable at par on July 25, 2011.  Unamortized organizational costs for these securities were $397 at December 31, 2010.

The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly.  Unamortized organizational costs for these securities were $783 at December 31, 2009.

The floating rate capital securities with a maturity date of December 15, 2036, are callable at par quarterly.

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

NOTE 16.  REGULATORY MATTERS

Integra Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank of St. Louis based on specified percentages of certain deposit types, subject to various adjustments.  At December 31, 2010, the net reserve requirement totaled $4,936.  Integra Bank was in compliance with all cash reserve requirements as of December 31, 2010.  Integra Bank is required to pledge collateral as backing for transactions settled in our Federal Reserve account.  At December 31, 2010, the value of collateral pledged to the Federal Reserve for this purpose totaled $60,000.

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

Integra Bank must maintain the minimum Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios as set forth in the table. In August 2010, Integra Bank received a Capital Directive from the OCC, requiring it to achieve and maintain a minimum Total Risk-Based Capital Ratio of at least equal to 11.5% of risk-weighted assets and a minimum Tier 1 Capital Ratio of at least equal to 8.0% of adjusted total assets by mid-November, which Integra Bank failed to do.  The Directive also required Integra Bank to submit a capital plan to the OCC, which it did; however, the OCC did not accept the plan.

On January 30, 2011, the Bank filed its call report, indicating that its regulatory capital as of December 31, 2010 had declined from the "adequately capitalized" to "undercapitalized" category for purposes of the Prompt Corrective Action (PCA) regulations.  As an undercapitalized bank, the Bank is subject to several mandatory requirements, including restrictions on payment of capital distributions and management fees, asset growth and on certain expansionary activities, including acquisitions, new branches and new lines of business.  The Bank is also required to submit an acceptable Capital Restoration Plan ("CRP") to the OCC no later than March 16, 2011. The CRP must include a written guarantee from the Company of the Bank's obligations until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters and the guarantee must be secured by a pledge of assets acceptable to the OCC.

Failure to submit an acceptable CRP would result in the Bank being treated as if it was in the "significantly undercapitalized" category for PCA purposes.  This would result in the imposition of additional enforcement actions or restrictions.

The amount of dividends which our subsidiaries may pay is governed by applicable laws and regulations.  For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above.  As of December 31, 2010, Integra Bank did not have retained earnings available for distribution in the form of dividends to the holding company without prior regulatory approval.  Further, under the Capital Directive, the Bank is currently prohibited from paying any dividends.

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and Integra Bank:

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		Under Capital Directive
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$(17,957)	-1.26%	$114,117	8.00%	N/A	N/A
Integra Bank	104,322	7.32%	114,015	8.00%	163,896	11.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$(17,957)	-1.26%	$57,058	4.00%	N/A	N/A
Integra Bank	85,529	6.00%	57,007	4.00%	85,511	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$(17,957)	-0.70%	$102,527	4.00%	N/A	N/A
Integra Bank	85,529	3.34%	102,288	4.00%	204,576	8.00%

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$221,590	9.94%	$178,377	8.00%	N/A	N/A
Integra Bank	224,127	10.05%	178,377	8.00%	222,971	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$137,658	6.17%	$89,189	4.00%	N/A	N/A
Integra Bank	195,416	8.76%	89,188	4.00%	133,783	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$137,658	4.43%	$124,397	4.00%	N/A	N/A
Integra Bank	195,416	6.30%	124,136	4.00%	155,170	5.00%

In February 2009, we sold shares of a new series of senior preferred stock, or the Treasury Preferred Stock, and a related warrant to purchase common stock, the Treasury Warrant, for $83,586 to the U.S. Department of Treasury under its Troubled Asset Relief Program/Capital Purchase Program, or CPP.  The Treasury Preferred Stock bears a five percent dividend for each of the first five years of the investment, and nine percent thereafter, unless the shares are redeemed. The shares are callable at par at any time subject to prior consultation with the Federal Reserve and may be repurchased at any time under certain conditions. The Treasury Warrant gives the holder the right to purchase 7,418,876 shares of common stock at an initial exercise price of $1.69 per share for ten years.  As part of this program, we were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds the equity we issued under the CPP.

NOTE 17.  STOCK OPTION PLAN AND AWARDS

In April 2007, our shareholders approved the Integra Bank Corporation 2007 Equity Incentive Plan (the “2007 Plan”) which reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees.  Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs).  All options granted under the 2007 plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted.  The exercise price of options granted under the Plans cannot be less than the market value of the common stock on the date of grant.  Upon the adoption of the 2007 Plan, no additional awards may be granted under the Prior Plans.  In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares.  Under the 2007 Plan, at December 31, 2010, there were 434,940 shares available for the granting of additional awards.

A summary of the status of the options or SARs granted under the plans as of December 31, 2010, and changes during the year is presented below:

	December 31, 2010
			Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2009	1,099,536	$20.53
Options/SARs granted	-	-
Options/SARs exercised	-	-
Options/SARs forfeited/expired	(723,543)	20.49

Options/SARs outstanding at December 31, 2010	375,993	$20.58	4.4

Options/SARs exercisable at December 31, 2010	366,225	$20.64	4.3

The options and SARs outstanding at December 31, 2010, had a weighted average remaining term of 4.4 years with no aggregate intrinsic value, while the options and SARs that were exercisable at December 31, 2010, had a weighted average remaining term of 4.3 years and no aggregate intrinsic value.  As of December 31, 2010, there was $15 of total unrecognized compensation cost related to the stock options and SARs.  The cost is expected to be recognized over a weighted-average period of less than one year.  Compensation expense for options and SARs for the years ended December 31, 2010 and 2009 was $37 and $255, respectively.  No stock options were exercised during 2010 or 2009.

Shares granted since 2007 were granted from the 2007 Plan which, prior to April 2009, permitted the award of up to 450,000 shares of restricted stock or SARs.  In April 2009, our shareholders approved an amendment to the Plan that eliminated the 450,000 share limit.  The shares granted under the 2007 Plan vest equally over a three or four-year period.

A summary of the status of the restricted stock granted by us as of December 31, 2010 and changes during the year is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2009	226,113	$4.94
Shares granted	288,000	$0.76
Shares vested	(54,882)
Shares forfeited	(81,494)

Restricted shares outstanding, December 31, 2010	377,737	$1.46

We record the fair value of restricted stock grants, net of estimated forfeitures, and an offsetting deferred compensation amount within shareholders’ equity for unvested restricted stock.  As of December 31, 2010, there was $318 of total unrecognized compensation cost related to the nonvested restricted stock granted after the adoption of SFAS 123(R), which was subsequently incorporated into ASC 718.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation expense for restricted stock for the years ended December 31, 2010 and 2009 was $405 and $367, respectively.  The total fair value at exercise of shares vested during the years ended December 31, 2010 and 2009 was $43, and $117, respectively.

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

NOTE 18.  FAIR VALUE

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

Loans held for sale:  The fair value of residential mortgage loans held for sale is determined using quoted secondary-market prices. The purchaser provides us with a commitment to purchase the loan at the origination price.  Under ASC 820, this commitment is classified as a Level 2 in the fair value hierarchy.  If no such quoted price exists, the fair value of these loans would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  Loans held for sale associated with branch transactions are presented at face value, which is substantially the same as the value in the transaction.  Loans held for sale at December 31, 2009 included $90,616 of loans that we expected to sell in branch divestiture transactions during 2010.

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

Premises and equipment held for sale:  Premises and equipment held for sale are evaluated at the time the property is deemed as held for sale.  Fair value is based on appraisals by qualified licensed appraisers and is classified as Level 3 input.  On occasion, when an appraisal is not performed fair value is based on sales offers received from potential buyers.  Premises and equipment held for sale at December 31, 2009 included $1,244 of premises and equipment that were expected to be sold in the branch divestitures.

Deposits held for sale:  The fair value of deposits held for sale is based on the actual purchase price as agreed upon between Integra Bank and the purchaser.  Because this transaction occurs in an orderly transaction between market participants the fair value qualifies as a level 2 fair value.  Deposits held for sale at December 31, 2009 included $99,084 of deposits that were expected to be sold in the branch divestitures.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which we have elected the fair value option, are summarized below.

December 31, 2010

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets
Securities, available for sale
U.S. Treasuries	$-	$18,739	$-	$18,739
U.S. Government agencies	-	106	-	106
Collateralized mortgage obligations:
Agency		250,057		250,057
Private Label	-	16,155	-	16,155
Mortgage backed securities: residential		202,752		202,752
Trust Preferred	-	9,776	973	10,749
State & political subdivisions	-	21,679	-	21,679
Other securities	-	8,667		8,667
Total securities, available for sale	$-	$527,931	$973	$528,904

Securities, held for trading
Trust Preferred	$-	$329	$-	$329

Derivatives	-	7,018	-	7,018

Liabilities
Derivatives	$-	$7,008	$-	$7,008

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

	Fair Value Measurements at December 31, 2010

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets
Impaired loans	$-	$-	$164,023	$164,023
Loans held for sale	-	1,899	-	1,899
Other real estate owned	-	-	49,238	49,238
Premises and equipment held for sale	-	-	1,387	1,387

Liabilities
Deposits held for sale	$-	$-	$-	$-

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $199,008, with a valuation allowance of $34,985 at December 31, 2010, resulting in an additional provision for loan losses of $53,624 for the year ending December 31, 2010.  At December 31, 2009, impaired loans had a carrying amount of $124,751, with a valuation allowance of $32,036 resulting in an additional provision for loan losses of $26,763 for the year ending December 31, 2009.

For those properties held in other real estate owned and carried at fair value at December 31, 2010 and 2009, writedowns of $5,754 and $4,265, respectively, were charged to earnings for the period ending December 31, 2010 and 2009, respectively.

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

	Securities
	Available for sale	Total

Beginning Balance at January 1, 2010	$1,588	$1,588
Transfers in and/or out of Level 3	-	-
Gains (Losses) included in other comprehensive income	487	487
Gains (Losses) included in earnings	(1,102)	(1,102)
Ending Balance at December 31, 2010	$973	$973

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

	Securities
	Available for sale	Total

Beginning Balance at January 1, 2009	$17,535	$17,535
Transfers in and/or out of Level 3	(250)	(250)
Gains (Losses) included in other comprehensive income	131	131
Gains (Losses) included in earnings	(15,828)	(15,828)
Ending Balance at December 31, 2009	$1,588	$1,588

Unrealized gains and losses for securities classified as available for sale are generally not recorded in earnings.  However, during the period ended December 31, 2010 and 2009, impairment charges of $1,102 and $21,484, respectively, were charged to earnings for some of our trust preferred securities.

The majority of the changes in unrealized gains and losses recorded in earnings for Level 3 assets and liabilities that were still held at December 31, 2010 and 2009 were mainly attributed to fluctuations in interest rates.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$486,812	$486,812	$354,574	$354,574
Loans-net of allowance	1,093,866	1,095,070	1,838,347	1,840,053
Accrued interest receivable	7,561	7,561	9,336	9,336

Financial Liabilities:
Deposits	$1,989,879	$2,009,837	$2,267,899	$2,288,866
Short-term borrowings	59,893	59,893	62,114	62,114
Long-term borrowings	347,847	352,149	361,071	362,271
Accrued interest payable	8,710	8,710	8,200	8,200

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

NOTE 19.  COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

We are committed under various operating leases for premises and equipment.  Future minimum rentals for lease commitments having initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2011	$1,436
2012	1,255
2013	1,186
2014	1,055
2015	974
Thereafter	5,399
Total	$11,305

Rental expense for these operating leases totaled $1,436 and $1,879 in 2010 and 2009, respectively.

Most of our business activity and that of our subsidiaries is conducted with customers located in the immediate geographic area of their offices.  These areas are comprised of Indiana, Illinois, and Kentucky.

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

Our exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for other on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at December 31, 2010, follows:

				Ranges of Rates
	Variable Rate	Fixed Rate	Total	on Fixed Rate
	Commitment	Commitment	Commitment	Commitments

Commitments to extend credit	$227,228	$34,563	$261,791	0.00% - 21.00%

Standby letters of credit	10,491	226	10,717	0.00% - 10.00%

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

Standby letters of credit, both financial and performance, are written conditional commitments issued by the banks to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We also have $780 of additional non-reimbursable standby letters of credit and commitments.

We and our subsidiaries are parties to legal actions which arise in the normal course of their business activities.  In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of us and our subsidiaries.

NOTE 20. INTEREST RATE CONTRACTS

We are exposed to interest rate risk relating to our ongoing business operations and utilize derivatives, such as interest rate swaps and floors to help manage that risk.

In 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate.  This rate swap is designated as a fair value hedge.  The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR.  The variable rate received was 0.99563% at December 31, 2010. The swap expires on or prior to January 5, 2016, and had a notional amount of $4,220 at December 31, 2010.

In 2006, we initiated an interest rate protection program in which we earn fee income by providing our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates.  Under these agreements, we enter into a variable or fixed rate loan agreement with our customer in addition to a swap agreement.  The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa.  We then enter into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer.  Since the swaps are structured to offset each other, changes in fair values, while recorded, have no net earnings impact.  We no longer offer this program for new commercial loans.

The loans associated with the customer interest rate swap program are monitored for changes to their risk ratings.  The loans rated watch or worse are reviewed on a quarterly basis and market valuation of the swap is noted.  We retain all collection rights associated with these loans including those related to the change in market valuation of the swap.

The counterparties to our derivatives are exposed to credit risk whenever the derivatives discussed above are in a liability position.  As a result, we have collateralized the liabilities with securities and cash.  We are required to post collateral to cover the market value of the various swaps.  The amount of collateral pledged to cover the market position at December 31, 2010 was $11,014.

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

	December 31, 2010			December 31, 2009
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value

Derivatives designated as hedging instruments:
Interest rate contracts	$6,630	$(7,008)	$(378)	$5,963	$(6,307)	$(344)

Derivatives not designated as hedging instruments:
Mortgage banking derivatives	31	(149)	(118)	91	(109)	(18)

We did not recognize an after tax loss related to our interest rate contracts in other comprehensive income during 2010, compared to a loss of $384 during 2009.

Losses recognized on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, were $394 for 2010.  During 2009, we recognized income of $150 from the change in value of our mortgage loan commitments.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status.  Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties.  We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.

NOTE 21.  EMPLOYEE RETIREMENT PLANS

Substantially all employees are eligible to contribute a portion of their pre-tax and/or after-tax salary to a defined contribution plan. We may make contributions to the plan in varying amounts depending on the level of employee contributions.  Our expense related to this plan was $137 and $238 for 2010 and 2009, respectively.

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

The 2011 health care cost trend rate is projected to be 7.9%.  The rate is assumed to decrease incrementally each year until it reaches 4.5% in 2029.  A one percentage point increase in the health care cost trend rates would have resulted in a $407 increase in the December 31, 2010 accumulated postretirement benefit obligation, and a $87 increase to service and interest cost.  A one percentage point decrease would have resulted in a $354 decrease in the December 31, 2010 accumulated postretirement benefit obligation and a $75 decrease to service and interest cost.  The 2009 valuation assumed a 2010 health care cost trend rate of 8.1%, assuming that the rate would decrease incrementally each year until it reached 4.5% in 2029.  A one percentage point increase in the health care cost trend rates would have resulted in a $454 increase in the December 31, 2009 accumulated postretirement benefit obligation, and a $43 increase to service and interest cost.  A one percentage point decrease would have resulted in a $396 decrease in the December 31, 2009 benefit obligation and a $37 increase to service and interest cost.

The discount rate is used to determine the present value of future benefit obligations and net periodic pension cost and is determined by matching the expected cash flows of the plan to a yield curve based on long-term, high quality corporate bonds as of the measurement date.  The discount rate reflected in the financial statements was 5.00% for 2010 and 5.50% for 2009.

The following summary reflects the plan's funded status and the amounts reflected on our financial statements.

Actuarial present values of benefit obligations at December 31 are:

	Postretirement Benefits
	2010	2009

Change in Fair Value of Plan Assets:
Balance at beginning of year	$-	$-
Employer contributions	239	153
Benefits paid, net of retiree contributions	(239)	(153)

Balance at end of year	$-	$-

Change in Accumulated Projected Benefit Obligation:
Balance at beginning of year	$4,773	$2,427
Service cost	426	198
Interest costs	256	180
Actuarial (gains) losses	(1,201)	2,177
Adjustment for prior year benefits paid	191	(56)
Benefits paid, net of retiree contributions	(239)	(153)

Balance at end of year	$4,206	$4,773

Funded status-(accrued) prepaid benefit cost	$(4,206)	$(4,773)

Amounts recognized in accumulated other comprehensive income at December 31, 2010 and December 31, 2009, on a pre-tax basis, includes prior service costs of $63 and $97, and actuarial losses of $1,745, and $3,152, respectively.

Components of Net Periodic Pension Cost and Other Amounts Recognized in Net Income:

	Postretirement Benefits
	2010	2009

Service cost - benefits earned during the period	$426	$198
Interest cost on projected benefit obligation	256	180
Amortization of prior service costs	34	34
Amortization of net (gain) loss	206	56
Net periodic benefit cost	922	468
Net loss (gain)	(1,201)	2,177
Prior service (cost) credit	(34)	(34)
Amortization of gain (loss)	(206)	(56)
Total recognized in other comprehensive income	(1,441)	2,087
Total recognized in net periodic benefit cost and
other comprehensive income	$(519)	$2,555

The estimated prior service costs and net loss for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2011 are $34 and $102, respectively.

The following table shows the future benefit payments, net of retiree contributions, which are expected to be paid during the following years:

Year ending December 31,
2011	$231
2012	254
2013	268
2014	300
2015	316
Thereafter	2,039

NOTE 22.  SEGMENT INFORMATION

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

For the Year Ended
December 31, 2010	Banking	Other	Total
Interest income	$91,868	$95	$91,963
Interest expense	39,181	3,208	42,389
Net interest income	52,687	(3,113)	49,574
Provision for loan losses	134,571	-	134,571
Other income	61,169	281	61,450
Other expense	96,668	1,174	97,842
Earnings (Loss) before income taxes	(117,383)	(4,006)	(121,389)
Income taxes (benefit)	(1,451)	(243)	(1,694)
Net income (loss)	(115,932)	(3,763)	(119,695)
Preferred stock dividends and discount accretion	-	4,527	4,527
Net income (loss) available to common shareholders	$(115,932)	$(8,290)	$(124,222)

Segment assets	$2,416,159	$4,626	$2,420,785

For the Year Ended
December 31, 2009	Banking	Other	Total
Interest income	$121,338	$128	$121,466
Interest expense	51,772	3,658	55,430
Net interest income	69,566	(3,530)	66,036
Provision for loan losses	113,368	-	113,368
Other income	29,068	(5,900)	23,168
Other expense	104,589	1,580	106,169
Earnings (Loss) before income taxes	(119,323)	(11,010)	(130,333)
Income taxes (benefit)	56,470	4,380	60,850
Net income (loss)	$(175,793)	$(15,390)	$(191,183)
Preferred stock dividends and discount accretion	-	3,798	3,798
Net income (loss) available to common shareholders	$(175,793)	(19,188)	$(194,981)

Segment assets	$2,919,085	$2,856	$2,921,941

NOTE 23.  FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial data for Integra Bank Corporation (parent holding company only) follows:

CONDENSED BALANCE SHEETS	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$1,699	$5,294
Investment in banking subsidiaries	84,643	196,579
Investment in other subsidiaries	503	360
Securities available for sale	2,554	2,554
Other assets	1,424	2,735

TOTAL ASSETS	$90,823	$207,522

LIABILITIES
Long-term borrowings	$99,054	$99,054
Dividends payable	6,528	1,567
Other liabilities	4,080	4,555
Total liabilities	109,662	105,176

SHAREHOLDERS' EQUITY
Preferred Stock	82,359	82,011
Common stock	21,053	20,848
Additional paid-in capital	217,174	216,939
Retained earnings	(334,593)	(210,371)
Accumulated other comprehensive income (loss)	(4,832)	(7,081)
Total shareholders' equity	(18,839)	102,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$90,823	$207,522

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
	2010	2009
Dividends from banking subsidiaries	$-	$-
Dividends from other subsidiaries	-	400
Other income	86	(5,903)

Total income	86	(5,503)

Interest expense	3,212	3,803
Other expenses	1,039	1,495

Total expenses	4,251	5,298

Income before income taxes and equity in
undistributed earnings of subsidiaries	(4,165)	(10,801)

Income taxes (benefit)	(264)	4,425

Income before equity in undistributed earnings of subsidiaries	(3,901)	(15,226)

Equity in undistributed earnings of subsidiaries	(115,794)	(175,957)

Net income (loss)	(119,695)	(191,183)
Preferred stock dividends and discount accretion	4,527	3,798

Net income (loss) available to common shareholders	$(124,222)	$(194,981)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(119,695)	$(191,183)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization and depreciation	160	161
Employee benefit expenses	442	922
Excess distributions (undistributed) earnings of subsidiaries	115,795	175,180
(Gain) loss on sale of premises and equipment	(523)	-
Decrease in deferred taxes	-	943
(Increase) decrease in other assets	(78)	858
(Decrease) increase in other liabilities	4,485	7,437
Net cash flows provided by (used in) operating activities	586	(5,682)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	(1,750)	(60,900)
Proceeds from sale of premise	1,750	(19)
Net cash flows provided by (used in) investing activities	-	(60,919)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term borrowings	-	(18,000)
Proceeds from issuance of common stock warrants	-	7,999
Proceeds from vesting of restricted shares, net	(2)	(317)
Proceeds from issuance of TARP preferred stock	-	82,011
Dividends paid	-	(2,572)
Accrued dividends on preferred stock	(4,179)	(3,798)
Net cash flows provided by (used in) financing activities	(4,181)	65,323
Net increase (decrease) in cash and cash equivalents	(3,595)	(1,278)
Cash and cash equivalents at beginning of year	5,294	6,572
Cash and cash equivalents at end of year	$1,699	$5,294

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15c) as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in timely alerting our management to material information required to be included in this Form 10-K and other Exchange Act filings.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2010, the Audit Committee of the Board of Directors did not approve the engagement of Crowe Horwath LLP, our independent registered public accounting firm, to perform any non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes Oxley Act of 2002.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III is omitted from this Form 10-K.  The Company will file an amendment to this Form 10-K on Form 10-K/A containing such information not later than 120 days after the end of the fiscal year covered by this report.  In addition, as permitted by Instruction G(3), the information on executive officers called for by Part III, Item 10 is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III is omitted from this Form 10-K.  The Company will file an amendment to this Form 10-K on Form 10-K/A containing such information not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III is omitted from this Form 10-K.  The Company will file an amendment to this Form 10-K on Form 10-K/A containing such information not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III is omitted from this Form 10-K.  The Company will file an amendment to this Form 10-K on Form 10-K/A containing such information not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III is omitted from this Form 10-K.  The Company will file an amendment to this Form 10-K on Form 10-K/A containing such information not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Form 10-K

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Comprehensive Income for the years ended December 31, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

INTEGRA BANK CORPORATION

/s/ MICHAEL J. ALLEY	3/14/2011
Michael J. Alley	Date
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL B. CARROLL	3/14/2011
Michael B. Carroll	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT L. GOOCHER	3/14/2011
Robert L. Goocher	Date
Director

/s/ H. RAY HOOPS	3/14/2011
H. Ray Hoops	Date
Director

/s/ THOMAS W. MILLER	3/14/2011
Thomas W. Miller	Date
Director

/s/ RICHARD M. STIVERS	3/14/2011
Richard M. Stivers	Date
Director

/s/ WAYNE S. TROCKMAN	3/14/2011
Wayne S. Trockman	Date
Director

/s/ DANIEL T. WOLFE	3/14/2011
Daniel T. Wolfe	Date
Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3(a)(i)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-A/A dated June 12, 1998)
3(a)(ii)	Articles of Amendment dated May 17, 2000 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the period ending September 30, 2000)
3(a)(iii)	Articles of Amendment dated July 18, 2001 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated July 18, 2001)
3(a)(iv)	Articles of Amendment dated February 25, 2009 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 2, 2009)
3(a)(v)	Articles of Amendment dated April 15, 2009 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 15, 2009)
3(b)	By-Laws (as amended through June 17, 2009 incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ending June 30, 2009)
4(a)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 2, 2009)
4(b)	Warrant for the Purchase of Shares of Common Stock of Integra Bank Corporation (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 2, 2009)
10(a)*	Integra Bank Corporation Employees' 401(K) Plan (2003 Restatement) (incorporated by reference to Exhibit 10(a) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)
10(b)*
Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and Roger M. Duncan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ending June 30, 2007)

10(c)*
Change in Control Benefits Agreement dated May 22, 2007, between Integra Bank Corporation and John W. Key (incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the period ending December 31, 2009)

10(d)*
Change in Control Benefits Agreement dated October 15, 2008, between Integra Bank Corporation and Michael B. Carroll (incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for period ending December 31, 2008)

10(e)*
First Amendment to Integra Bank Corporation Employees 401 (k) Plan dated January 1, 2003 (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10(f)*
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

10(i)*	Integra Bank Corporation 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed March 16, 2007)
10(j)*	Amendment to Integra Bank Corporation 2007 Equity Incentive Plan dated April 15, 2009 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ending March 31, 2009)
10(k)*	Integra Bank Corporation Annual Cash Incentive Plan (incorporated by reference to Exhibit B to Proxy Statement on Schedule 14A filed March 16, 2007)
10(l)*	Form of Restricted Stock Agreement (Director) under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 18, 2007)
10(m)*	Form of Restricted Stock Agreement (Employee) under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 18, 2007)

10(n)*	Form of Nonqualified Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated April 18, 2007)
10(o)*	Form of Stock Appreciation Right Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated April 18, 2007)
10(p)*	Form of Restricted Stock Agreement (CPP) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 20, 2009)
10(q)*	Form of Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 20, 2009)
10(r)*	Summary Sheet of 2011 Compensation
10(s)*
Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2009)

10(t)*	Form of Senior Officer Letter Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 2, 2009)
10(u)*	Amended Form of Senior Officer Letter Agreement (incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K for period ending December 31, 2009)
10(v)*	Form of Waiver (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 2, 2009)
10(w)*
ARRA Letter Agreement, dated February 27, 2009, between Integra Bank Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 2, 2009)

10(x)*
Formal Written Agreement dated May 20, 2009 between Integra Bank N.A. and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K-A dated May 27, 2009)

10(y)*	Agreement dated May 6, 2010, between Integra Bank Corporation and the Federal Reserve Bank of St Louis (incorporated by reference to Exhibit 99(a) to the Current Report on Form 8-K dated May 6, 2010)
10(z)*
Capital Directive dated August 12, 2010 between Integra Bank, National Association and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated August 12, 2010)

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