Form 10-K/A
period 2010-12-31
INTEGRA BANK CORP
filed 2011-04-25
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment Number 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number  0-13585

INTEGRA BANK CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1632155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

21 S.E. Third Street, P.O. Box 868, Evansville, IN	47705-0868
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2010 of the registrant, which was filed with the Securities Exchange Commission on March 15, 2011 (the “Original Filing”), is being filed to provide the information in Part III, Items 10 through 14, to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed or to be filed with the SEC within 120 days after the end of the fiscal year.  In addition, as required by Rule 12b-15, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.  No other changes have been made to the Original Filing.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the information included under the caption “Executive Officers of the Registrant’ in Part I, Item 1 of the Original Filing.

Directors

The Company’s Board of Directors consists of seven members, each of whom is elected for a term of one year, or until his successor is duly chosen and qualified, or until he resigns or is removed.

Biographical and other information for each director of the Company is set forth below.  Unless otherwise indicated, each director’s principal occupation has been the same for the past five years.

Name, Age, Principal Occupation
and Business Experience
MICHAEL J. ALLEY:  Age 55, director since 2009.  Mr. Alley serves as Chairman of the Board and Chief Executive Officer of the company and Chairman of the Board, President and Chief Executive Officer of Integra Bank since May 2009.  Since 2002, Mr. Alley has been the Chairman of the Board of Patriot Investments, LLC, a company he founded which invests in and provides management and financial advisory services to businesses, real estate projects and early stage ventures.

Mr. Alley has over 25 years experience in banking and previously served as President and Chief Executive Officer of Fifth Third Bank of Central Indiana from June 1989 to June 2002.  Prior to joining Fifth Third, he worked for Bank of America in Austin, Texas, and for KPMG, LLC in Cincinnati, Ohio. Mr. Alley graduated magna cum laude from Indiana State University with a Bachelor of Science (BS) degree in Accounting and is a certified public accountant.

ROBERT L. GOOCHER:   Age 60, director since 2008.   Since 2002, Mr. Goocher has served as Vice President and Treasurer of Vectren Corporation, an energy holding company.

Mr. Goocher has over 20 years of financial, accounting, administrative and operating experience at senior management levels. Prior to joining Vectren Corporation, Mr. Goocher served as Treasurer of Grid South and in various senior management positions with AGL Resources (NYSE:AGL) and its predecessor companies.  These positions include President and Chief Operating Officer of a shared services subsidiary, Chief Financial Officer, Controller, and Assistant Treasurer.   Mr. Goocher holds a Bachelor of Business Administration (BBA) degree in Accounting from the University of Georgia and a MBA in Finance from Georgia State University.

DR. H. RAY HOOPS:  Age 71, director since 1996.  In 2009, Dr. Hoops was named Chancellor of the University of Southern Indiana following his retirement as President, a position he held from 1994.

Dr. Hoops has served as a director of Integra Bank since 1995.  He holds a masters and doctoral degree from Purdue University and completed his MBA at Moorhead State University with an emphasis in Finance.

THOMAS W. MILLER:  Age 62, director since 2002.  Since 1999, Mr. Miller has served as President and Attorney, Miller, Griffin & Marks, P.S.C., a law firm.  He joined the firm in 1974.

Mr. Miller has served as a director of Integra Bank since 2000.  He holds a Bachelor of Arts (BA) degree from Emory University and a Juris Doctor (JD) degree from the University of Kentucky.

RICHARD M. STIVERS:  Age 61, director since 2002.  Mr. Stivers retired as Senior Vice President and Chief Financial Officer of Deaconess Health System, Inc., a health care organization, in March 2010, a position he held since 1988.

Mr. Stivers has served as a director of Integra Bank since 1998.  He has over 30 years of experience at senior executive levels as a Chief Financial Officer.  Mr. Stivers holds a Bachelor of Business Administration (BBA) degree in Accounting from McMurry University and a MBA from Indiana State University.

JUDGE WAYNE S. TROCKMAN: Age 52, director since 2010.  Judge Trockman serves as Judge of the Vanderburgh Superior Court for 12 years, including five years as Chief Judge.

Judge Trockman holds a Bachelor of Science degree in Finance and Management and a Juris Doctorate (JD) degree from Indiana University.

DANIEL T. WOLFE:  Age 52, director since 2002.  Since 1980, Mr. Wolfe has served as Vice President, Chief Operating Officer and General Manager of Wolfe’s Terre Haute Auto Auction, an automobile auction company.  He also serves as President, Chief Operating Officer and General Manager of Wolfe’s South Bend Auto Auction; Vice President, Wolfe’s Evansville Auto Auction; and President, El Lobo Inc., an automobile dealership.

Mr. Wolfe has served as a director of Integra Bank since 2000.  He has over 30 years of business experience serving in various ownership and senior management capacities.

The Board of Directors has five principal standing committees – ALCO and Finance, Audit, Compensation, Credit and Risk Management, and Nominating and Governance.  These are joint committees with the Board of Directors of Integra Bank, our principal subsidiary.  A sixth committee, the Wealth Management Committee, is a committee of the Board of Directors of Integra Bank only.  The charters for these committees may be viewed online on our Web site at http://www.integrabank.com under “Governance Documents” in the Investor Relations section. The table below provides the current membership and meeting information for each of the standing committees of the Board of Directors of the Company and Integra Bank.

Name	ALCO and Finance	Audit	Compensation	Credit and Risk Management	Nominating and Governance	Wealth Management
Michael J. Alley	Chair					X
Robert L. Goocher	X	Chair			X
H. Ray Hoops		X	X		Chair	X
Thomas W. Miller			X	Chair	X
Richard M. Stivers	X		Chair	X	X
Wayne S. Trockman		X	X			X
Daniel T. Wolfe	X	X		X		Chair
Meetings held in fiscal 2010	11	11	7	11	6	4

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, the owners of more than 10% of our common stock, and our executive officers to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely on review of the copies of such forms furnished to the company, or written representations that no Forms 5 were required, we believe that all filing requirements under Section 16(a) of the Exchange Act by those required to file have been complied with.

Code of Business Conduct and Ethics

The Board of Directors has approved a Code of Business Conduct and Ethics that applies to all of our directors and employees.  The Audit Committee periodically reviews and makes recommendations for the modification of the Code of Business Conduct and Ethics.  The current version of our code may be viewed online on our Web site at http://www.integrabank.com under "Governance Documents" in the Investor Relations section.  We will also either disclose on a Current Report on Form 8-K or post on our Web site any substantive amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to any of our directors or executive officers.

Corporate Governance
Procedures to Recommend Nominees

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors in 2010.

Audit Committee

The principal functions of the Audit Committee, which consists solely of “independent” directors as defined in the Nasdaq Stock Market listing rules, are to assist the Boards of Directors in monitoring (1) our accounting and financial reporting processes and the audits of our financial statements; (2) the independent registered public accounting firm’s qualifications and independence; (3) the performance of our internal audit function; (4) the performance of the independent registered public accounting firm; and (5) compliance with legal and regulatory requirements.

The Audit Committee members are:  Robert L. Goocher; Chair; Dr. H. Ray Hoops; Judge Wayne S. Trockman; and Daniel T. Wolfe. The Board of Directors has determined that each member is also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934 and has designated Mr. Goocher as an “audit committee financial expert”.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Certification and Narrative Disclosure

The Compensation Committee certifies that (1) it has reviewed with the senior risk officer the current senior executive officer (SEO) compensation plan and has made all reasonable efforts to ensure that this plan does not encourage SEOs to take unnecessary and excessive risks that threaten the current value of Integra Bank Corporation; (2) it has reviewed with the senior risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risk these plans pose to Integra Bank Corporation; and (3) it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of Integra Bank Corporation.

Twice in 2010, the Compensation Committee reviewed all employee incentive compensation arrangements with the Chief Credit and Risk Officer and confirmed that the Company has adequate controls in place to ensure that the incentive compensation plans are reasonable and proportionate to the current and future contributions of these employees and for the markets in which the Company is located.  In January 2011, the Compensation Committee performed a similar review with the CEO.

As a general matter, until such time that the Company is no longer a participant in the Troubled Asset Relief Program/Capital Purchase Program or CPP, our incentive compensation program may not include a “bonus, retention award, or incentive compensation” to our SEOs.

All of the employee compensation plans (with the exception of the Discretionary Executive Incentive Plan) contain quantitative measures.  Many of the plans contain a “hold back” clause whereby the full payout is not made until a performance review is completed.  Loan growth is a key measurable component in several of the plans; however, loan approval is subject to central underwriting review and approval of the loan is made by persons not participating in the incentive plan.

The following are the employee compensation plans reviewed by the committee:

•	Discretionary Executive Incentive Plan
•	Retail Market Manager Incentive Plan
•	Banking Center Manager Incentive Plan and Banking Center Team Incentive Plan
•	Banking Center Team Incentive Plan
•	Commercial Banking Officer Sales incentive Plan
•	Agricultural Banking Officer Sales Incentive Plan
•	Business Banking Officer Sales Incentive Plan
•	Private Banking Officer Sales Incentive Plan
•	Business Team Leader Sales Incentive Plan
•	Treasury Management Division Team Leader Incentive Plan
•	Treasury Management Division Administrator Incentive Plan
•	Treasury Management Business Development Plan
•	Wealth Management Division Trust Officer Incentive Plan

•	Residential Mortgage Loan Plans
•	Annuity and Brokerage Commission Incentive Plan
•	CRE Asset Disposition Incentive Plan
•	Collections Incentive Plan
•	Fraud Incentive Program

Submitted by the members of the Compensation Committee:

Richard M. Stivers, Chair; Dr. H. Ray Hoops; Thomas W. Miller; and Judge Wayne S. Trockman

Summary Compensation Information

The table below sets forth compensation information for the named executive officers for 2010:

Summary Compensation Table for 2010

				Stock	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)

Michael J. Alley	2010	295,192	0	98,000	0	393,192
Chairman of the Board and	2009	168,846	0	0	0	168,846
Chief Executive Officer

Michael B. Carroll	2010	221,154	0	18,250	1,385	240,789
Executive Vice-President,	2009	152,692	35,000	8,650	2,472	198,814
Chief Financial Officer and
Principal Accounting Officer

Roger M. Duncan	2010	231,635	0	18,250	1,154	251,039
Executive Vice-President,	2009	208,250	0	24,840	3,909	236,999
Retail Manager and Community
Markets Manager, President
of Evansville Region

John W. Key	2010	220,673	0	22,350	1,028	244,051
Executive Vice-President	2009	184,500	35,000	13,500	3,414	236,414
Chief Credit and Risk Officer

(1)	No bonuses were paid to any of the five most highly compensated employees in 2010.

(2)	Represents the grant date fair value for restricted stock awards held by each named executive officer.

(3)	All other compensation consists of matching contributions to the 401(k) plan.

Narrative Discussion

The amounts for the stock awards shown in the above table were calculated based on their grant date fair value.  No option awards were granted to the named executive officers in 2010.

Mr. Alley was a non-employee director when he was appointed as Interim CEO in May 2009; however, due to the Company’s financial difficulties, the Board concluded that it was not feasible to hire a permanent CEO and requested Mr. Alley to continue to serve as CEO indefinitely.  At the Board’s request, Mr. Alley resides in Evansville, Indiana during the week and requires living accommodations which are provided in the form of the use of a leased condominium located near the Bank.  We do not consider this a perquisite to Mr. Alley as it is integral to the performance of his duties.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by the named executive officers at December 31, 2010.  Option awards include non-qualified stock options and SARs.  Stock awards include restricted stock awards.  The vesting schedule for each award is described in the footnotes to this table.

Outstanding Equity Awards at 2010 Fiscal Year-End
	Option Awards						Stock Awards
	Number of		Number of				Number of		Market Value
	Securities		Securities				Shares or		of Shares or
	Underlying		Underlying				Units of		Units of
	Unexercised		Unexercised		Option	Option	Stock That		Stock That
	Options (#)		Options (#)		Exercise	Expiration	Have Not		Have Not
Name	Exercisable		Unexercisable		Price ($)	Date	Vested (#) (1)		Vested ($) (1)
Michael J. Alley	0						75,000	(5)	58,500
							50,000	(6)	39,000

Michael B. Carroll	3,000				21.70	07/18/12	368	(7)	287
	3,000				18.48	07/16/13	667	(8)	520
	3,000				20.42	05/19/14	3,333	(9)	2,600
	5,000				21.66	05/10/15	5,000	(10)	3,900
	3,715				22.88	05/08/16	25,000	(6)	19,500

Roger M. Duncan	3,000				23.25	05/01/11	302	(7)	236
	5,000				19.69	03/20/12	829	(8)	647
	7,500				18.48	07/16/13	23,000	(11)	17,940
	12,500				20.42	05/19/14	25,000	(6)	19,500
	12,500				21.66	05/10/15
	10,000				22.88	05/08/16
	8,275	(2)	2,758	(2)	23.30	05/22/17
	4,302	(3)	2,151	(3)	13.94	05/21/18
	4,302	(4)	2,151	(4)	13.94	05/21/18

John W. Key	3,750	(2)	1,250	(2)	23.30	05/22/17	200	(7)	156
	1,667	(4)	833	(4)	13.94	05/21/18	667	(8)	520
							8,333	(9)	6,500
							5,000	(5)	3,900
							25,000	(6)	19,500

(1)	Calculated by multiplying the number of shares of unvested restricted stock by $0.78, the closing market price of our common stock as reported by the Nasdaq Global Market on December 31, 2010.

(2)
Represents SARs granted in 2007 that become exercisable in four equal installments each year on the anniversary of the grant date.  The SARs vest early upon termination due to death, disability or following a “change in control”.

(3)
Represents stock options granted in 2008 that become exercisable in three equal installments each year on the anniversary of the grant date.  The options granted will vest upon termination due to death, disability or a “change in control”.

(4)
Represents SARs granted in 2008 that become exercisable in three equal installments each year on the anniversary of the grant date.  The options granted will vest upon termination due to death, disability or a “change in control”.

(5)
Represents an unvested restricted stock award granted in January 2010 that vests in three equal installments each year beginning on the first anniversary of the grant date and is subject to further restrictions on transferability until the Company repays the financial assistance it received under the CPP.  Participants are not eligible to receive cash dividends during the restriction period.

(6)
Represents an unvested restricted stock award granted in July 2010 that vests in three equal installments each year beginning on the first anniversary of the grant date and is subject to further restrictions on transferability until the Company repays the financial assistance it received under the CPP.  Participants are not eligible to receive cash dividends during the restriction period.

(7)
Represents unvested portion of restricted stock awards granted in 2007 that vest in four equal installments each year beginning on the first anniversary of the grant date.  Vesting of these restricted stock awards accelerates upon death, disability or a “change in control”.

(8)
Represents unvested portion of restricted stock awards granted in 2008 that vest in three equal installments each year beginning on the first anniversary of the grant date. Vesting of these restricted stock awards accelerates upon death, disability or a “change in control”.

(9)
Represents an unvested restricted stock award granted in July 2009 that vests in three equal installments each year beginning on the first anniversary of the grant date.  Vesting of the award accelerates upon death, disability or a “change in control”.  Participants are not eligible to receive cash dividends during the restriction period.

(10)
Represents an unvested restricted stock award granted in December 2009 that vests in three equal installments each year beginning on the first anniversary of the grant date and is subject to further restrictions on transferability until the Company repays the financial assistance it received under the CPP.  Participant is not eligible to receive cash dividends during the restriction period.

(11)
Represents an unvested restricted stock award granted in July 2009 that vests in three equal installments each year beginning on the first anniversary of the grant date and is subject to further restrictions on transferability until the Company repays the financial assistance it received under the CPP.  Participants are not eligible to receive cash dividends during the restriction period.

Narrative Discussion

The named executive officers were granted restricted stock awards in 2010 with vesting as described above.  No stock options were granted in 2010.

Compensation of Non-Employee Directors

The following table sets forth information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors during 2010.

2010 Board of Directors Compensation (1) (2)
	Fees Earned	Stock
	or Paid in Cash	Awards	Total
Name	($)	($) (3)	($)
Sandra Clark Berry (4)	9,400	602	10,002
Robert L. Goocher	30,000	183	30,183
Dr. H. Ray Hoops	26,650	322	26,972
Thomas W. Miller	29,350	322	29,672
Richard M. Stivers	31,000	322	31,322
Judge Wayne S. Trockman (5)	6,450	0	6,450
Daniel T. Wolfe	28,250	322	28,572

(1)	Mr. Alley’s compensation for 2010 is shown in the Summary Compensation Table.

(2)	No stock option awards were granted to non-employee directors during 2010. As of December 31, 2010, no stock option awards were outstanding to non-employee directors.

(3)
Represents the fair market value of restricted stock on date of vesting. Restricted stock awards to non-employees are not subject to forfeiture.  No restricted stock awards were granted to non-employee directors during 2010.

As of December 31, 2010, the aggregate number of shares of restricted stock held by Dr. Hoops, Mr. Miller, Mr. Stivers andMr. Wolfe was 283, while Mr. Goocher held 208 shares.  Judge Trockman does not hold any restricted stock.  Sharesawarded to Ms. Berry vested on the date she ceased serving on the Board of Directors.

(4)	Ms. Berry resigned from the Board of Directors May 19, 2010.

(5)	Judge Trockman was appointed to the Board of Directors October 27, 2010.

Narrative Discussion

The Board of Directors, acting on the recommendation of the Nominating and Governance Committee, approved a reduction in the retainer and meeting fees paid to non-employee directors that was effective from July 1, 2009 through June 30, 2010. In 2010, the Compensation Committee reviewed an analysis prepared by The Delves Group for director compensation that included the current compensation components, and board and committee service compensation as compared to the new peer group.  Based on that review and other considerations, the Compensation Committee recommended, and the Board approved, continuing the reduced fees for non-employee directors following July 1, 2010.  In 2010, each non-employee director received compensation payable as follows:

Annual Retainer:
•	$12,000 cash retainer, prorated for any partial year of service.

Meeting Fees:
•	$450 cash fee for each Board of Directors meeting attended.
•	$300 cash fee for each committee meeting attended.

Presiding Independent Director/Committee Chair Fees:
•	$1,000 fee payable in four quarterly payments to committee chairs, except the Audit Committee Chair who will receive $2,000 payable in four quarterly payments.
•	No payment was made in 2010 for Presiding Independent Director.

Other:
•	$450 additional fee for each full day spent in training at seminars or other training sessions approved in advance by the Chairman of the Board.

In 2010, the Compensation Committee considered analysis prepared by The Delves Group that showed the stock ownership guidelines of the peer group.  The analysis reflected that the vast majority of companies in the new peer group do not have ownership guidelines.  However, it was Delves’ recommendation that the Company guideline be based on a multiple of cash retainer only.  Based upon the recommendation of the Compensation Committee, the Board amended the Corporate Governance Principles and approved the following non-employee director stock ownership guidelines:

Multiple of annual cash retainer:	3 times the current retainer
Number of years to achieve threshold:	5 years
Basis of calculation:	Original cost basis
Qualification:	Once achieved, do not need to “re-qualify”

Our Corporate Governance Principles provide that executive officers are expected to own specified amounts of our common stock.   Based on the recommendation of the Compensation and Nominating and Governance Committees, the Board approved setting a new five year timetable for which current directors are to meet the stock ownership requirements by the end of 2013. Executive management members have not met their stock ownership guidelines at this time, but are still in compliance based upon the flexible timeline to achieve compliance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Officers

The following table sets forth as of March 31, 2011, the number of shares of our common stock beneficially owned by the directors, the executive officers who are currently serving as officers, and all directors and executive officers as a group.  The nature of beneficial ownership, unless otherwise noted, represents sole voting and investment power.  There is no person or group of persons known to management who beneficially owned more than 5% of the outstanding common stock of the Company.

Name of Beneficial Owner	Amount and Nature of Common Stock Beneficial Ownership		Percent of Class
Michael J. Alley	142,000		*
Michael B. Carroll	59,325	(1)	*
Roger M. Duncan	131,133	(2)	*
Robert L. Goocher	7,625		*
H. Ray Hoops	11,311	(3)	*
John W. Key	52,849		*
Thomas W. Miller	116,841		*
Richard M. Stivers	21,045	(4)	*
Wayne S. Trockman	20,000	(5)	*
Daniel T. Wolfe	100,683		*

All directors and executive	662,812	(6)	3.1%
officers as a group (10 persons)

*	Represents less than one percent of the shares of common stock outstanding as of March 31, 2011.

(1)	Includes 41,610 shares with sole voting and investment power; and 17,715 shares that Mr. Carroll may acquire under currently exercisable stock options.

(2)	Includes 49,131 shares with sole voting and investment power; 7,563 shares with shared voting and investment power with spouse; and 74,439 shares that are acquirable within 60 days.

(3)	Includes 283 shares with sole voting and investment power; and 11,028 shares with sole voting and investment power by spouse.

(4)	Includes 3,457 shares with sole voting and investment power; and 17,588 shares with shared voting and investment power with spouse.

(5)	Shared voting and investment power with spouse.

(6)	Includes 99,654 shares that may be acquired under stock options.

On February 27, 2009, we issued shares of preferred stock to the U.S. Department of the Treasury as part of the CPP.  The table above does not reflect the ownership of the preferred stock issued to the Treasury Department because such securities are generally non-voting. The table also does not reflect the beneficial ownership of the warrant issued to the Treasury Department to purchase shares of common stock because the Treasury Department has agreed not to vote any of the shares of common stock it may acquire upon exercise of the warrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our directors, officers, and their affiliates have transactions with Integra Bank N.A. or Integra Bank.   These transactions may include extensions of credit made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In the opinion of management, those transactions do not involve more than a normal risk of being collectible or present other unfavorable terms.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information Concerning Principal Accounting Firm

Table for Fees Paid

The following table sets forth the aggregate fees billed by Crowe Horwath LLP for the years ended December 31, 2010, and December 31, 2009:

Fee Category	2010 Fees	2009 Fees
Audit Fees	$423,000	$607,810

Audit-Related Fees	0	21,700
Tax Fees	0	6,250
All Other Fees	4,800	0
Total Fees	$427,800	$635,760

Audit Fees.  Consists of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees.  Consists of fees billed for professional consulting services related to tax matters.

All Other Fees.  Consists of fees for review of information and other authorized and approved services other than the services reported above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Exhibits

The following exhibits are being filed herewith:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

INTEGRA BANK CORPORATION

/s/ MICHAEL J. ALLEY	4/25/2011
Michael J. Alley	Date
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL B. CARROLL	4/25/2011
Michael B. Carroll	Date
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)