Form 10-Q
period 2011-03-31
INTEGRA BANK CORP
filed 2011-05-02
CIK 764241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.

or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 26, 2011
(Common stock, $1.00 Stated Value)	21,016,685

INTEGRA BANK CORPORATION

INDEX

PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements	3

Consolidated balance sheets-
March 31, 2011 and December 31, 2010	3

Consolidated statements of operations-
Three months ended March 31, 2011 and 2010	4

Consolidated statements of comprehensive income/(loss)-
Three months ended March 31, 2011 and 2010	6

Consolidated statements of changes in shareholders’ equity-
Three months ended March 31, 2011	7

Consolidated statements of cash flow-
Three months ended March 31, 2011 and 2010	8

Notes to unaudited consolidated financial statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures about Market Risk	54

Item 4. Controls and Procedures	55

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	56

Item 4. Reserved	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except for share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$288,248	$430,253
Short-term investments	56,559	56,559
Total cash and cash equivalents	344,807	486,812
Loans held for sale (at lower of cost or fair value)	989	1,899
Securities available for sale	514,467	528,904
Securities held for trading	421	329
Regulatory stock	20,337	22,172
Loans, net of unearned income	1,283,615	1,349,504
Less: Allowance for loan losses	(112,487)	(95,801)
Net loans	1,171,128	1,253,703
Premises and equipment	32,980	34,019
Premises and equipment held for sale	1,387	1,387
Other real estate owned	48,701	49,238
Other intangible assets	3,737	3,950
Other assets	41,006	38,372
TOTAL ASSETS	$2,179,960	$2,420,785

LIABILITIES
Deposits:
Non-interest-bearing demand	$220,300	$224,184
Interest-bearing	1,629,139	1,765,695
Total deposits	1,849,439	1,989,879
Short-term borrowings	21,526	59,893
Long-term borrowings	335,528	347,847
Other liabilities	38,545	42,005
TOTAL LIABILITIES	2,245,038	2,439,624

Commitments and contingent liabilities (Note 12)	-	-

SHAREHOLDERS' EQUITY
Preferred stock - no par, $1,000 per share liquidation preference:
Shares authorized: 1,000,000
Shares outstanding: 83,586	82,447	82,359
Common stock - $1.00 stated value:
Shares authorized: 129,000,000
Shares outstanding: 21,045,052 and 21,052,697 respectively	21,045	21,053
Additional paid-in capital	217,279	217,174
Retained earnings (deficit)	(381,932)	(334,593)
Accumulated other comprehensive income (loss)	(3,917)	(4,832)
TOTAL SHAREHOLDERS' EQUITY	(65,078)	(18,839)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,179,960	$2,420,785

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans:
Taxable	$13,561	$21,517
Tax-exempt	107	101
Interest and dividends on securities:
Taxable	3,293	3,322
Tax-exempt	193	222
Dividends on regulatory stock	195	221
Interest on loans held for sale	16	26
Interest on federal funds sold and other short-term investments	219	219
Total interest income	17,584	25,628

INTEREST EXPENSE
Interest on deposits	5,492	8,102
Interest on short-term borrowings	28	45
Interest on long-term borrowings	2,877	2,621
Total interest expense	8,397	10,768

NET INTEREST INCOME	9,187	14,860
Provision for loan losses	36,790	52,700
Net interest income after provision for loan losses	(27,603)	(37,840)

NON-INTEREST INCOME
Service charges on deposit accounts	2,517	3,985
Other service charges and fees	595	717
ATM income	295	362
Debit card income-interchange	1,131	1,310
Trust income	464	495
Net securities gains	-	(2)
Other than temporary impairment loss:
Total impairment losses recognized on securities	-	(1,631)
Loss or reclassification recognized in other comprehensive income	-	1,421
Net impairment loss recognized in earnings	-	(210)
Gain (loss) on sale of OREO	(373)	66
Other	785	867
Total non-interest income	5,414	7,590

NON-INTEREST EXPENSE
Salaries and employee benefits	7,216	9,198
Occupancy	1,770	2,118
Equipment	516	750
Professional fees	3,202	1,693
Communication and transportation	706	997
Processing	474	715
Software	459	597
Marketing	195	224
Loan collection and OREO expense	4,412	1,597
FDIC assessment	3,705	2,043
Low income housing project losses	295	424
Amortization of intangible assets	214	412
State and local franchise tax	210	402
Other	1,128	1,323
Total non-interest expense	24,502	22,493
Income (Loss) before income taxes	(46,691)	(52,743)
Income taxes (benefit)	(485)	8
NET INCOME (LOSS)	$(46,206)	$(52,751)
Preferred stock dividends and discount accretion	1,133	1,128
Net income (loss) available to common shareholders	$(47,339)	$(53,879)

Consolidated Statements of Income are continued on the following page.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Operations (Continued)
(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2011	2010

Earnings (Loss) per share:
Basic	$(2.29)	$(2.61)
Diluted	(2.29)	(2.61)

Weighted average shares outstanding:
Basic	20,688	20,666
Diluted	20,688	20,666

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income/(Loss)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$(46,206)	$(52,751)

Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized gain arising in period
(net of tax of $532 and $2,151, respectively)	894	3,617
Reclassification of amounts realized through impairment charges
and sales (net of tax of $79 for 2010)	-	133
Net unrealized gain on securities	894	3,750

Change in net pension plan liability
(net of tax of $12 and $101, respectively)	21	170

Net unrealized gain, recognized in other comprehensive income (loss)	915	3,920

Comprehensive income (loss)	$(45,291)	$(48,831)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Changes In Shareholders’ Equity
(In thousands, except for share and per share data)

						Accumulated
		Shares of		Additional	Retained	Other	Total
	Preferred	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Equity

BALANCE AT DECEMBER 31, 2010	$82,359	21,052,697	$21,053	$217,174	$(334,593)	$(4,832)	$(18,839)

Net income (loss)	-	-	-	-	(46,206)	-	(46,206)
Net change, net of tax, in accumulated
other comprehensive income	-	-	-	-	-	915	915
Preferred stock dividend and discount accretion	88	-	-	-	(1,133)	-	(1,045)
Restricted stock forfeitures	-	(7,645)	(8)	8	-	-	-
Stock-based compensation expense	-	-	-	97	-	-	97
BALANCE AT MARCH 31, 2011	$82,447	21,045,052	$21,045	$217,279	$(381,932)	$(3,917)	$(65,078)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
 (In thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(46,206)	$(52,751)
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization and depreciation	2,629	1,884
Provision for loan losses	36,790	52,700
Impairment charge on available for sale securities	-	210
Net held for trading (gains) losses	(92)	(179)
(Gain) loss on sale of other real estate owned	373	(66)
Loss on low-income housing investments	295	424
Net (gain) on sale of loans held for sale	(159)	(144)
Proceeds from sale of loans held for sale	12,329	13,652
Origination of loans held for sale	(11,260)	(14,515)
Change in other operating	(5,461)	1,856
Net cash flows provided by (used in) operating activities	$(10,762)	$3,071
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	20,760	16,229
Proceeds from sales of securities available for sale	-	100
Purchase of securities available for sale	(6,647)	(10,829)
Proceeds from redemption of regulatory stock	1,835	2,825
Decrease in loans made to customers	41,192	52,741
Purchase of premises and equipment	(134)	(1,240)
Proceeds from sale of premises and equipment	17	404
Proceeds from sale of other real estate owned	2,860	1,068
Net cash flows provided by investing activities	$59,883	$61,298
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(140,440)	$52,446
Net increase (decrease) in short-term borrowed funds	(38,367)	20
Repayment of long-term borrowings	(12,319)	(12,297)
Net cash flows provided by (used in) financing activities	$(191,126)	$40,169
Net increase (decrease) in cash and cash equivalents	(142,005)	104,538
Cash and cash equivalents at beginning of period	486,812	354,574
Cash and cash equivalents at end of period	$344,807	$459,112

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	4,729	6,012
Dividends accrued not paid on preferred stock	1,045	1,045
Accretion of discount on TARP preferred stock	(88)	(83)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRA BANK CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of Integra Bank Corporation and our subsidiaries. At March 31, 2011, our subsidiaries consisted of Integra Bank N.A. (Bank), a reinsurance company and four statutory business trusts, which are not consolidated under applicable accounting guidance. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto should be read in conjunction with our financial statements and notes for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

ACCOUNTING ESTIMATES:

We are required to make estimates and assumptions based on available information that affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to short-term changes include the valuation of the securities portfolio, the determination of the allowance for loan losses, the valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and the valuation of our deferred tax asset. The deterioration in residential and commercial real estate values, the impact of the recession on the Bank and other banks, and our overall financial performance have all had a meaningful influence on the application of certain of our critical accounting policies and development of these significant estimates. In applying those policies, and making our best estimates, during the current quarter we recorded provisions for loan losses and a valuation allowance on our deferred tax asset.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, until after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on our consolidated financial position or results of operations.

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

Securities: We determine the fair values of trading securities and securities available for sale in our investment portfolio by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events and is considered Level 2. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy.

The markets for pooled collateralized debt obligations (CDOs) continue to reflect an overall lack of activity and observable transactions in the secondary and new issue markets for these securities. Those conditions are indicative of an illiquid market and transactions that do occur are not considered orderly. This led us to value our CDOs using both Level 2 and Level 3 inputs. The valuations for the single name issues continue to come from the brokers and are considered Level 2. The valuations for the pooled issues classified as available for sale were derived from a financial model and are considered Level 3. The pricing for the pooled CDOs held for trading were derived from a broker and are considered Level 2 inputs.

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

The remaining four pooled CDOs are classified as trading. We utilized pricing from a broker that was considered to be Level 2. The broker provided us with actual prices if they had executed a trade for the same deal or if they had knowledge that another trader had traded the same deal. Otherwise they compared the structure of the pooled CDO with other CDOs exhibiting the same characteristics that had experienced recent trades.

Loans held for sale: The fair value of residential mortgage loans held for sale is determined using quoted secondary-market prices. The purchaser provides us with a commitment to purchase the loan at the origination price. Under ASC 820, this commitment is classified as a Level 2 in the fair value hierarchy. If no such quoted price exists, the fair value of these loans would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Loans held for sale associated with branch transactions are presented at face value, which is substantially the same as the value in the transaction. Loans held for sale at March 31, 2010, included $106,704 of loans that we had expected to sell in branch divestiture transactions during 2010.

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

Premises and equipment held for sale: Premises and equipment held for sale are evaluated at the time the property is deemed as held for sale. Fair value is based on appraisals by qualified licensed appraisers and is classified as Level 3 input. On occasion, when an appraisal is not performed, fair value is based on sales offers received from potential buyers. Premises and equipment held for sale at March 31, 2010, included $4,554 of premises and equipment that were expected to be sold in probable branch divestitures.

Deposits held for sale: The fair value of deposits held for sale is based on the actual purchase price as agreed upon between Integra Bank and the purchaser. Because this transaction occurs in an orderly transaction between market participants, the fair value qualifies as a Level 2 fair value. Deposits held for sale at March 31, 2010, included $100,047 of deposits that we had expected to be transferred in branch divestiture transactions during 2010.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2011
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Assets
Securities, available for sale
U.S. Treasuries	$-	$18,637	$-	$18,637
U.S. Government agencies	-	105	-	105
Collateralized mortgage obligations:
Agency	-	238,190	-	238,190
Private Label	-	15,142	-	15,142
Mortgage backed securities: residential	-	201,151	-	201,151
Trust Preferred	-	10,599	1,042	11,641
State & political subdivisions	-	20,945	-	20,945
Other securities	-	8,656	-	8,656
Total securities, available for sale	$-	$513,425	$1,042	$514,467

Securities, held for trading
Trust Preferred	$-	$421	$-	$421

Derivatives	-	5,895	-	5,895

Liabilities
Derivatives	$-	$6,145	$-	$6,145

December 31, 2010
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets
Securities, available for sale
U.S. Treasuries	$-	$18,739	$-	$18,739
U.S. Government agencies	-	106	-	106
Collateralized mortgage obligations:
Agency	-	250,057	-	250,057
Private Label	-	16,155	-	16,155
Mortgage backed securities: residential	-	202,752	-	202,752
Trust Preferred	-	9,776	973	10,749
State & political subdivisions	-	21,679	-	21,679
Other securities	-	8,667	-	8,667
Total securities, available for sale	$-	$527,931	$973	$528,904

Securities, held for trading
Trust Preferred	$-	$329	$-	$329

Derivatives	-	7,018	-	7,018

Liabilities
Derivatives	$-	$7,008	$-	$7,008

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair Value Measurements at March 31, 2011
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Assets
Impaired loans
Commercial	$-	$-	$21,306	$21,306
Commercial real estate	-	-	131,867	131,867
Residential mortgage	-	-	430	430
Home equity	-	-	691	691
Consumer	-	-	252	252
Total impaired loans	-	-	154,546	154,546
Loans held for sale	-	989	-	989
Other real estate owned
Commercial	-	-	1,224	1,224
Commercial real estate	-	-	46,685	46,685
Residential mortgage	-	-	777	777
Home equity	-	-	15	15
Consumer	-	-	-	-
Total other real estate owned	-	-	48,701	48,701
Premises and equipment held for sale	-	-	1,387	1,387

	Fair Value Measurements at December 31, 2010
	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets
Impaired loans
Commercial	$-	$-	$22,113	$22,113
Commercial real estate	-	-	140,262	140,262
Residential mortgage	-	-	410	410
Home equity	-	-	989	989
Consumer	-	-	249	249
Total impaired loans	-	-	164,023	164,023
Loans held for sale	-	1,899	-	1,899
Other real estate owned
Commercial	-	-	973	973
Commercial real estate	-	-	47,470	47,470
Residential mortgage	-	-	765	765
Home equity	-	-	30	30
Consumer	-	-	-	-
Total other real estate owned	-	-	49,238	49,238
Premises and equipment held for sale	-	-	1,387	1,387

At March 31, 2011, impaired loans with specific reserves, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $193,737, with a valuation allowance of $39,191, resulting in an additional provision for loan losses of $13,380 for the period. At December 31, 2010, impaired loans with a specific reserve had a carrying amount of $199,008, with a valuation allowance of $34,985. For those properties held in other real estate owned and carried at fair value, writedowns of $1,871 were charged to earnings in the first quarter of 2011 compared to $396 in the first quarter of 2010.

The following tables present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ending March 31, 2011, and 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Beginning Balance at January 1, 2011	$973	$973
Transfers in and/or out of Level 3	-	-
Gains (Losses) included in other comprehensive income	69	69
Gains (Losses) included in earnings	-	-
Ending Balance at March 31, 2011	$1,042	$1,042

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Securities
	Available for sale	Total

Beginning Balance at January 1, 2010	$1,588	$1,588
Transfers in and/or out of Level 3	-	-
Gains (Losses) included in other comprehensive income	138	138
Gains (Losses) included in earnings	(210)	(210)
Ending Balance at March 31, 2010	$1,516	$1,516

Unrealized gains and losses for securities classified as available for sale are generally not recorded in earnings. However, during the first quarter of 2010, impairment charges of $210 were charged against some of our pooled trust preferred CDOs.

The carrying amounts and estimated fair values of financial instruments not previously presented, at March 31, 2011, and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term investments	$344,807	$344,807	$486,812	$486,812
Loans-net of allowance	1,016,582	1,013,482	1,089,680	1,090,884
Accrued interest receivable	7,061	7,061	7,561	7,561

Financial Liabilities:
Deposits	$1,849,439	$1,865,403	$1,989,879	$2,009,837
Short-term borrowings	21,526	21,526	59,893	59,893
Long-term borrowings	335,528	336,447	347,847	352,149
Accrued interest payable	8,280	8,280	8,710	8,710

The above fair value information was derived using the information described below for the groups of instruments listed. It should be noted the fair values disclosed in this table do not represent fair values of all of our assets and liabilities and should not be interpreted to represent our market or liquidation value.

Carrying amount is the estimated fair value for cash and short-term investments, accrued interest receivable and payable, deposits without defined maturities and short-term debt. The fair value of loans is estimated in accordance with ASC Topic 825, “Financial Instruments”, by discounting expected future cash flows using market rates of like maturity. For time deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair value of debt is based on current rates for similar financing. It is not practicable to determine the fair value of regulatory stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

STOCK OPTION PLAN AND AWARDS

The Integra Bank Corporation 2007 Equity Incentive Plan (the 2007 Plan) reserves 600,000 shares of common stock for issuance as incentive awards to directors and key employees. Awards may include incentive stock options, non-qualified stock options, restricted shares, performance shares, performance units or stock appreciation rights (SARs). All options granted under the 2007 Plan or any predecessor stock-based incentive plans (the “Prior Plans”) have a termination period of ten years from the date granted. The exercise price of options granted under the plans cannot be less than the market value of the common stock on the date of grant. Upon the adoption of the 2007 Plan, no additional awards could have been granted under the Prior Plans. In April 2009, our shareholders approved an amendment to the 2007 Plan that increased the number of shares available under the plan to 1,000,000 shares. At March 31, 2011, there were 442,585 shares available for the granting of additional awards under the 2007 Plan.

A summary of the status of the options or SARs granted under the 2007 Plan and Prior Plans as of March 31, 2011, and changes during the year is presented below:

	March 31, 2011
			Weighted Average
		Weighted Average	Remaining Term
	Shares	Exercise Price	(In years)

Options/SARs outstanding at December 31, 2010	375,993	$20.58
Options/SARs granted	-	-
Options/SARs exercised	-	-
Options/SARs forfeited/expired	(11,000)	24.52

Options/SARs outstanding at March 31, 2011	364,993	$20.46	4.1

Options/SARs exercisable at March 31, 2011	355,225	$20.52	4.0

The options and SARs outstanding at March 31, 2011, had a weighted average remaining term of 4.1 years with no aggregate intrinsic value, while the options and SARs that were exercisable at March 31, 2010, had a weighted average remaining term of 4.0 years and no aggregate intrinsic value. As of March 31, 2011, there was $4 of total unrecognized compensation cost related to the stock options and SARs. The cost is expected to be recognized over a weighted-average period of less than one year. Compensation expense for options and SARs for the three months ended March 31, 2011, and 2010 was $6, and $10, respectively.

A summary of the status of the restricted stock awards outstanding as of March 31, 2011 and changes during the first three months of 2011 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Restricted shares outstanding, December 31, 2010	377,737	$1.46
Shares granted	-
Shares vested	(500)
Shares forfeited	(7,645)

Restricted shares outstanding, March 31, 2011	369,592	1.41

We record the fair value of restricted stock awards, net of estimated forfeitures, and an offsetting deferred compensation amount within stockholders’ equity for unvested restricted stock. As of March 31, 2011, there was $198 of total unrecognized compensation cost related to the nonvested restricted stock. The cost is expected to be recognized over a weighted-average period of 2.2 years. Compensation expense for restricted stock for the three months ended March 31, 2011, and 2010 was $91, and $94, respectively.

We have not paid any cash dividends on restricted stock awards since we began participating in the Capital Purchase Program of the U.S. Department of the Treasury (CPP). Our participation in this program imposes additional vesting restrictions on shares held by any of our five most-highly compensated employees. These restricted shares vest over time; however, they are also subject to restrictions on transferability under the CPP.

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. We reported total losses attributable to common shareholders of $430,078 for 2008 through 2010 and a loss of $47,339 in the first quarter of 2011. Since May 2009, we and the Bank have been subject to a number of enforcement actions and other requirements imposed by federal banking regulators.

The Bank is subject to a formal agreement with the OCC that requires the Bank to reduce its non-performing assets and improve earnings. The Bank also is subject to a Capital Directive from the OCC directing it to increase and maintain its Total Risk-Based Capital Ratio to at least 11.5% and its Tier 1 Leverage Ratio to at least 8%. We are subject to a written agreement with the Federal Reserve Bank of St. Louis which requires us to use our financial and managerial resources to assist the Bank in complying with its regulatory obligations and prohibits us from paying dividends on our stock or interest on our debt securities.

As of December 31, 2010, the Bank’s regulatory capital declined below the levels required to remain in the “adequately capitalized” category for purposes of the Prompt Corrective Actions (“PCA”) regulations of the OCC and so was considered to be in the "undercapitalized" capital category of such regulations, subjecting it to restrictions on payment of capital distributions and management fees, asset growth and on certain expansionary activities, including acquisitions, new branches and new lines of business. The Bank also could no longer accept certain types of employee benefit plan deposits. The Bank was also required to submit an acceptable capital restoration plan (“CRP”) to the OCC describing, among other things, how the Bank would become “adequately capitalized” for purposes of the PCA regulations of the OCC.

In April, the Bank was notified that the CRP it had filed was not accepted by the OCC. As a result, under the PCA regulations, the Bank was then considered as being within the “significantly undercapitalized” capital category under the PCA regulations of the OCC. As such, the Bank became subject to additional restrictions and requirements under the federal banking laws, including restrictions on bonuses and compensation paid to senior executive officers and restrictions on the payment of capital distributions and management fees. The Bank can submit a revised CRP if it can produce a specific recapitalization plan that includes binding commitments or definitive agreements for the needed capital.

On April 30, 2011, the Bank filed its call report as of March 31, 2011, indicating that its regulatory capital fell below the levels required for it to remain in the “significantly undercapitalized” capital category under the PCA regulations of the OCC. The Bank now expects it will be notified by the OCC that it is considered to be in the “critically undercapitalized” capital category for purposes of the PCA regulations. Banks that are in the “critically undercapitalized” capital category are subject to additional restrictions on their activities by the Federal Deposit Insurance Corporation (“FDIC”). At a minimum, the FDIC is required to prohibit critically undercapitalized banks from entering into any material transaction outside the normal course of business, extending credit for any highly leveraged transaction, amending the bank’s charter or bylaws, making any material change in accounting methods, engaging in any covered transaction, paying excessive compensation or bonuses and paying interest on new and renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a rate significantly exceeding the prevailing market rate on insured deposits. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the primary federal banking regulator of a critically undercapitalized institution to act within 90 days by either appointing a receiver for the institution or taking such other action that the regulator determines would better achieve the purposes of FDICIA.

We have been pursuing numerous alternatives to recapitalize the Bank since the third quarter of 2009. We engaged an investment banking firm with expertise in the financial services sector to assist with a review of all strategic opportunities available to us. During the past year, we have held discussions with, and due diligence has been undertaken by, numerous prospective investors; however, we have not achieved our goal of reaching a definitive agreement to recapitalize the Bank.

Our efforts to raise capital have been adversely impacted by our capital structure which includes subordinated debt obligations of $99,054 and the Treasury preferred stock with a liquidation preference of $83,586 at March 31, 2011. These obligations rank senior to the right of holders of our common stock. Any investor in or purchaser of the Company would effectively assume the outstanding liability on the debt and be required to repay or restructure the Treasury preferred stock in addition to the amount of funds such investors or purchaser would need to recapitalize the Bank. We intend to continue to pursue all available alternatives to effect a recapitalization of the Bank. As of March 31, 2011, the additional amount of capital required to bring the Bank into compliance with the Capital Directive was $144,347.

We believe that the Bank retains substantial franchise value. Despite the restrictions under which the Bank has been operating, it has maintained adequate liquidity, even while transitioning Indiana public fund deposits to other banks. If we do not enter into a definitive agreement to effect a recapitalization satisfactory to the OCC within the very near future, the OCC will be required under FDICIA to appoint the FDIC as receiver for the Bank, unless such action would not achieve the purpose of the PCA regulations. In such event, we expect that the Company would file for bankruptcy.

On April 11, 2011, we announced that the Bank had entered into definitive agreements with Old National Trust Company (ONTC) whereby ONTC will acquire the Bank’s Wealth Management and Trust business. ONTC will acquire the business for $1,250 in cash. Pending the sale, ONTC also agreed to provide operational assistance to Integra Bank in its wealth management and trust activities.

Our plans for the second quarter of 2011 include the following:

•	Pursue all available strategies to obtain an acceptable commitment to recapitalize the Bank;

•	Continue to serve our community banking customers in our core market area and take all available actions necessary to ensure the safety of their deposits;

•	Continue to reduce non-performing assets and our overall credit exposure;

•	Continue to reduce our concentration in CRE credit exposure by obtaining paydowns and payoffs; and

•	Make continual adjustments to increase profitability.

These events and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3. EARNINGS/(LOSS) PER SHARE

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

The following provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$(46,206)	$(52,751)
Preferred dividends and discount accretion	(1,133)	(1,128)
Net income (loss) available to common shareholders	$(47,339)	$(53,879)

Weighted average common shares outstanding - Basic	20,688,483	20,666,237
Incremental shares related to stock compensation	-	-
Average common shares outstanding - Diluted	20,688,483	20,666,237

Earnings (Loss) per common share - Basic	$(2.29)	$(2.61)
Effect of incremental shares related to stock compensation	-	-
Earnings (Loss) per common share - Diluted	$(2.29)	$(2.61)

Options to purchase 364,993 shares and 578,193 shares were outstanding at March 31, 2011, and 2010, respectively, and were not included in the computation of net income per diluted share in both periods because the exercise price of these options was greater than the average market price of the common shares, and therefore antidilutive and also, for the first quarter of 2011 and 2010, because of the net loss.

On February 27, 2009, the Treasury Department invested $83,586 in us as part of the Capital Purchase Plan (CPP). We issued to the Treasury Department 83,586 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (Treasury Preferred Stock), having a liquidation amount per share of $1,000, and a warrant (Treasury Warrant), to purchase up to 7,418,876 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $1.69. The Warrant was not included in the computation of net income per diluted share in both periods because the exercise price of these warrants was greater than the average market price of the common shares, and therefore, antidilutive and also because of the net loss.

NOTE 4. SECURITIES

At March 31, 2011, the majority of securities in our investment portfolio were classified as available for sale.

Trading securities at March 31, 2011, consist of four trust preferred securities valued at $421. During the first quarter of 2011, we recorded trading gains of $92, compared to $179 during the first quarter of 2010.

Amortized cost, fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) of available for sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
U.S. Treasuries	$18,616	$70	$49	$18,637
U.S. Government agencies	100	5	-	105
Collateralized mortgage obligations:
Agency	238,388	744	942	238,190
Private label	15,591	-	449	15,142
Mortgage-backed securities - residential	201,433	850	1,132	201,151
Trust preferred	16,207	108	4,674	11,641
States & political subdivisions	19,587	1,358	-	20,945
Other securities	8,641	17	2	8,656
Total	$518,563	$3,152	$7,248	$514,467

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
U.S. Treasuries	$18,607	$132	$-	$18,739
U.S. Government agencies	100	6	-	106
Collateralized mortgage obligations:
Agency	250,097	798	838	250,057
Private label	16,760	-	605	16,155
Mortgage-backed securities - residential	203,438	725	1,411	202,752
Trust preferred	16,193	59	5,503	10,749
States & political subdivisions	20,438	1,242	1	21,679
Other securities	8,641	28	2	8,667
Total	$534,274	$2,990	$8,360	$528,904

The amortized cost and fair value of the securities available for sale portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale

Within one year	$8,157	$8,176
One to five years	181,657	181,974
Five to ten years	191,236	191,493
Beyond ten years	137,513	132,824
Total	$518,563	$514,467

Available for sale securities with unrealized losses at March 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,528	$49	$-	$-	$9,528	$49
Collateralized mortgage obligations:
Agency	85,666	942	-	-	85,666	942
Private Label	3,925	41	11,217	408	15,142	449
Mortgage-backed securities - residential	115,515	1,132	-	-	115,515	1,132
Trust Preferred	-	-	7,542	4,674	7,542	4,674
State & political subdivisions	-	-	-	-	-	-
Other securities	-	-	24	2	24	2
Total	$214,634	$2,164	$18,783	$5,084	$233,417	$7,248

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations:
Agency	$110,593	$838	$-	$-	$110,593	$838
Private Label	4,509	17	11,646	588	16,155	605
Mortgage-backed securities - residential	126,749	1,411	-	-	126,749	1,411
Trust Preferred	-	-	6,699	5,503	6,699	5,503
State & political subdivisions	1,754	1	-	-	1,754	1
Other securities	-	-	24	2	24	2
Total	$243,605	$2,267	$18,369	$6,093	$261,974	$8,360

Proceeds from sales and calls of securities available for sale were $509 and $540 for the three months ended March 31, 2011 and 2010, respectively. Gross losses of $2 were realized on the 2010 sales and calls.

We regularly review the composition of our securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and our overall interest rate risk profile and strategic goals.

On a quarterly basis, we evaluate each security in our portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. The factors we consider in evaluating the securities include whether the securities were guaranteed by the U.S. government or its agencies, the securities’ public ratings, if available, how those two factors affect credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and our ability to hold the securities for the time necessary to recover the amortized cost. We also review the payment performance, delinquency history and credit support of the underlying collateral for certain securities in our portfolio as part of our impairment analysis and review.

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

The ratings of our pooled trust preferred collateralized debt obligations (CDOs), single issue trust preferred securities, and private label collateralized mortgage obligations (CMOs) are listed below as of March 31, 2011 and at December 31, 2010. The trust preferred securities consist of two pooled trust preferred CDOs classified as available for sale and four pooled CDOs classified as held for trading and four single name issues listed below. The private label CMOs consist of five remaining issues of which four were originated in 2003-2004, while one was originated in 2006.

Ratings

Issuer	Ratings as of March 31, 2011	Ratings as of December 31, 2010
Pooled Trust Preferred CDOs (Amortized cost $2,213, fair value $1,042)
PreTSL VI	Ca (Moodys) / D (Fitch)	Ca (Moodys) / D (Fitch)
PreTSL XIV	Ca (Moodys) /C (Fitch)	Ca (Moodys) /C (Fitch)

Pooled Trust Preferred CDOs (Held For Trading)-Carried at fair value, $421
Alesco 10A C1	Ca (Moodys) / C (Fitch)	Ca (Moodys) / C (Fitch)
Trapeza 11A D1	C (Fitch)	C (Fitch)
Trapeza 12A D1	C (Fitch)	C (Fitch)
US Capital Funding	C (Moodys) / C (Fitch)	C (Moodys) / C (Fitch)

Single Issue Trust Preferred (Amortized cost $13,994, fair value $10,599)
Bank One Cap Tr VI (JP Morgan)	A2(Moodys) / A (Fitch)	A2(Moodys) / A (Fitch)
First Citizen Bancshare	Non-Rated	Non-Rated
First Union Instit Cap I (Wells Fargo)	Baa1(Moodys)/A-(S&P)/A(Fitch)	Baa1(Moodys)/A-(S&P)/A(Fitch)
Sky Financial Cap Trust III (Huntington)	BB-(S&P)	BB-(S&P)

Private Label CMOs (Amortized cost $15,591 fair value $15,142)
CWHL 2003-58 2A1	Aaa/*-(Moodys)/AAA(S&P)	Aaa/*-(Moodys)/AAA(S&P)
GSR 2003-10 2A1	Aaa/*-(Moodys)/AAA(S&P)	Aaa/*-(Moodys)/AAA(S&P)
RAST 2003-A15 1A1	AAA(S&P)/AAA(Fitch)	AAA(S&P)/AAA(Fitch)
SASC 2003-31A 3A	A3/(Moodys)/AAA(S&P)	A1/*-(Moodys)/AAA(S&P)
WFMBS 2006-8 A13	B2(Moodys)/B(Fitch)	B2(Moodys)/B(Fitch)

The ratings above range from highly speculative, defined as equal to or below “Ca” per Moody’s and “CC” per Fitch and S&P, to the highest credit quality defined as “Aaa” or “AAA” per the aforementioned rating agencies, respectively.  The *- indicates a negative watch.

Pooled Trust Preferred CDOs

We incorporated several factors into our determination of whether the CDOs in our portfolio had incurred other-than-temporary impairment, including review of current defaults and deferrals, the likelihood that a deferring issuer will reinstate, recovery assumptions on defaulted issuers, expectations for future defaults and deferrals and the coupon rate at the issuer level compared to the coupon on the tranche.  We examined the trustee reports to determine current payment history and the structural support that existed within the CDOs. We also reviewed key financial characteristics of each individual issuer in the pooled CDOs.  Additionally, we utilized an internal watch list and near watch list which is updated and reviewed quarterly.  Changes are compared to the prior quarter to determine migration patterns and direction.  This review analyzed capital ratios, leverage ratios, non-performing loan and non-performing asset ratios.  The overall credit review on PreTSL VI showed improvement as one of the issuers that was deferring cured their position.  There were no additional deferrals reported for PreTSL XIV during the first quarter 2011.

We utilize a third party cash flow analysis that compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  This analysis considers the structure and term of the CDO and the financial condition of the underlying issuers.  The review details the interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities along with new capital raises that may indicate the potential to cure a financial institution’s deferral status.  Assumptions used in the review include expected future default rates and prepayments.  This review also incorporated the impact of the Dodd-Frank Act, which will prevent banks with total assets greater then $15 billion from using TRUPs as a component of regulatory capital.  The cash flow analysis also incorporates future growth and consolidation in the financial service sector.  The analysis of PreTSL VI assumed a 10 to 20% recovery lagged for two years on the remaining issuers.  PreTSL XIV assumed a 10% recovery lagged for two years on defaults and treats all interest payment deferrals as defaults.  We also used a model to stress these two pooled CDOs based on various degrees of severity to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of our note class.  Based on the March 31, 2011 analysis, the overall review indicates no additional other-than-temporary impairment has occurred for either PreTSL VI or PreTSL XIV.

During the first quarter of 2010, we experienced additional deferrals on both PreTSL VI and on PreTSL XIV.  Based on the review of the first quarter 2010 cash flows, PreTSL VI incurred $9 of impairment that was attributed to credit while the remaining $35 was related to the non credit component.  We concluded that for the first time other-than-temporary impairment had occurred for PreTSL XIV in the first quarter of 2010.  The impairment amount included $201 that was attributed to credit while the remaining $1,385 was attributed to other factors and was considered the non credit component.

Single Issue Trust Preferred

With respect to our remaining single issuer trust preferred securities, we look at rating agency actions, payment history, the capital levels of the banks, and the financial performance as filed in regulatory reports.

Based on the overall review of the single issuers, Sky Financial Cap Trust III (Huntington Bancshares “HBAN”) remains on our watch list given their recent past financial performance and ratings.  These ratings continue to show improvement.  Overall HBAN’s regulatory capital ratios continue to improve reducing their overall risk profile.  We will continue to monitor this issuer but expect to see improvement in the price of this security.

The Dodd-Frank Act may have a positive impact on the default risk associated with our single issue Trust Preferred securities.  Banks having assets greater than $15 billion will have an opportunity to redeem their Trust Preferred securities at face value as they will no longer qualify as tier 1 capital.  TRUP CDOs may benefit from the reduction of default risk in their collateral portfolios; however, there is always the risk that the banks may not be able to obtain favorable refinancing terms.

As of March 31, 2011, our review indicates that all of these securities are still performing, and as we expect to receive all principal and interest in accordance with contractual terms and we have the ability to hold these securities to maturity, we concluded the $3,395 unrealized loss is temporary.

Private Label CMOs

Factors utilized in the analysis of the private label CMOs in our portfolio include a review of underlying collateral performance, the length of time and extent that fair value has been less than cost, changes in market valuation and rating changes to determine if other-than-temporary impairment has occurred.  As of March 31, 2011, four of the private label CMOs in our portfolio had experienced unrealized losses for 12 consecutive months, while GSR 2003-10 2A1 experienced unrealized gains in January 2011 along with April, September, October and November of 2010.   One security (SASC 2003-31A 3A) incurred a rating change during the first quarter 2011.  It was downgraded from A1 to A3 by Moody’s effective March 7, 2011, while the Standard & Poor’s rating remained AAA.

The issuers within the portfolio continue to perform according to their contractual terms.  The underlying collateral performance for each of the private label CMOs has been reviewed.  The collateral has seen delinquencies over 90 days continue to move higher in the first quarter of 2011. The reported cumulative loss for WFMBS 2006-8 A13 shows the highest cumulative loss at 1.52% while the remaining securities cumulative loss remains low with little change over the prior period. The exposure to the high risk geographies (CA, AZ, NV, and FL) has experienced little change since our last review as all five securities have exposure in at least one of these states.  The credit support for three of the private label CMOs increased during the first quarter of 2011, while the support for the remaining two experienced a slight decline.  All five securities continue to maintain a credit support level that remains higher than their original level.

We also received a third party review of our private label CMOs.  This review contains a stress test for each security that models multiple scenarios projecting various levels of delinquencies, loss severity rates and different liquidation time frames.  The purpose of the stress test is to account for increasingly stressful macroeconomic scenarios that take into consideration various economic stresses including but not limited to home price and employment data including impact of changes to the gross domestic product (GDP).  The three scenarios we reviewed included the Liq scenario which liquidates all 60+ delinquent loans and realized losses at current 3-month trailing severities; the Liq Sev 85 scenario, which is similar to the Liq scenario but uses 85% of the severity rate used in the Liq scenario and is considered the least stressful of the three scenarios.  The Liq Def 125 scenario is the most severe of the three and is similar to Liq however it includes liquidation of an additional 25% of the current 60 day bucket.  WFMBS 2006-8 A13 continues to be the only private label CMO in the portfolio that projects any type of loss in the three scenarios.  The Liq Def 125 scenario continues to project a minimal loss of $21 and is not targeted to occur until January 2012.  This projected loss continues to decline and the targeted date has moved two months into the future as compared to the prior quarter.  The findings in this report continue to support our analysis that there is adequate structural support even under stressed scenarios.  The overall review of the underlying mortgage collateral for the tranches we own demonstrates that it is unlikely that the contractual cash flows will be disrupted.  Therefore, given the performance of these securities at March 31, 2011, and that it is not our intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we concluded that the $449 in unrealized loss was temporary.

Summary of Other-Than-Temporary Impairment

As noted in the above discussion for the quarter ended March 31, 2011 related to collateralized debt obligations, including both pooled and single issue CDOs, and the private label CMOs, there were no other-than-temporary impairment charges.  All unrealized losses were considered to be temporary.

As noted in the above discussion related to CDOs, including both pooled and single issue CDOs and the private label CMOs, we determined that the only other-than-temporary impairment charge for the first quarter of 2010 was $210 related to PreTSL VI and PreTSL XIV.  The remainder of the securities portfolio continued to perform as expected.

The tables below present a roll forward of the credit losses recognized in earnings for the period ended March 31, 2011 and 2010:

Ending balance December 31, 2010	$1,417
Additions for amounts related to credit loss for which an other- than-temporary impairment was not previously recognized	-
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-

Ending balance, March 31, 2011	$1,417

Ending balance December 31, 2009	$315
Additions for amounts related to credit loss for which an other- than-temporary impairment was not previously recognized	210
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-

Ending balance, March 31, 2010	$525

NOTE 5. LOANS

A summary of our loans follows:

	March 31,	December 31,
	2011	2010
Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$52,947	$68,910
Chicago	31,313	35,090
Community	287,950	297,936
Economic development loans and other obligations of state and political subdivisions:
Community	14,799	8,992
Lease financing:
Community	-	424
Total commercial	387,009	411,352
Commercial real estate
Commercial mortgages:
Commercial real estate	306,089	318,902
Chicago	80,202	87,099
Community	42,021	44,291
Construction and development:
Commercial real estate	100,056	106,855
Chicago	47,799	51,944
Community	3,912	3,438
Total commercial real estate	580,079	612,529

Residential mortgages:
Chicago	4,800	4,101
Community	133,260	139,142
Home equity:
Chicago	8,092	8,541
Community	109,183	109,865
Consumer loans:
Commercial real estate	2	2
Chicago	1,058	1,150
Community	60,132	62,822
Total loans	$1,283,615	$1,349,504

A summary of the unpaid principal balances of nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011, and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$6,111	$391	$6,673	$-
Chicago	14,304	-	14,078	-
Community	5,116	-	3,589	7
Economic development loans and other obligations of state and political subdivisions	-	-	-	-
Lease financing	-	-	424	-
Total commercial	25,531	391	24,764	7
Commercial real estate
Commercial mortgages:
Commercial real estate	36,830	5,275	32,462	-
Chicago	39,061	-	43,184	-
Community	3,534	-	4,507	-
Construction and development:
Commercial real estate	32,316	-	41,433	-
Chicago	42,210	-	45,092	-
Community	271	-	271	-
Total commercial real estate	154,222	5,275	166,949	-

Residential mortgages:
Chicago	487	-	494	-
Community	2,057	-	2,637	8
Home equity:
Chicago	670	-	896	-
Community	607	-	606	30
Consumer loans:
Community	438	-	596	28
Total loans	$184,012	$5,666	$196,942	$73

The following table presents the aging of the unpaid principal in past due loans, not including nonaccrual loans, as of March 31, 2011, and December 31, 2010:

	March 31, 2011			December 31, 2010
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$495	$391	$886	$536	$-	$536
Chicago	215	-	215	276		276
Community	2,143	-	2,143	1,477	7	1,484
Economic development loans and other obligations of state and political subdivisions	-	-	-	-	-	-
Lease financing	-	-	-	-	-	-
Total commercial	2,853	391	3,244	2,289	7	2,296
Commercial real estate
Commercial mortgages:
Commercial real estate	17,102	5,275	22,377	5,735	-	5,735
Chicago	1,085	-	1,085	695	-	695
Community	2,051	-	2,051	611	-	611
Construction and development:
Commercial real estate	2,939	-	2,939	3,529	-	3,529
Chicago	31	-	31	-	-	-
Community	-	-	-	-	-	-
Total commercial real estate	23,208	5,275	28,483	10,570	-	10,570

Residential mortgages:
Chicago	416	-	416	314	-	314
Community	4,762	-	4,762	4,632	8	4,640
Home equity:
Chicago	558	-	558	507	-	507
Community	419	-	419	336	30	366
Consumer loans:
Commercial real estate	-	-	-	-	-	-
Chicago	51	-	51	35	-	35
Community	540	-	540	940	28	968
Total loans	$32,807	$5,666	$38,473	$19,623	$73	$19,696

The following tables present the balance in unpaid principal of loans by class and based on impairment method as of March 31, 2011 and December 31, 2010.

	Loans evaluated for impairment:		Allowance based on impairment method:
At March 31, 2011	Individually	Collectively	Individually	Collectively

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$6,111	$46,836	$1,498	$2,728
Chicago	14,304	17,009	1,423	1,237
Community	5,116	282,834	1,304	19,228
Economic development loans and other obligations of state and political subdivisions:
Community	-	14,799	-	18
Total commercial	25,531	361,478	4,225	23,211
Commercial real estate
Commercial mortgages:
Commercial real estate	43,667	262,422	12,359	22,783
Chicago	39,061	41,141	5,891	2,731
Community	3,534	38,487	576	861
Construction and development:
Commercial real estate	37,703	62,353	5,606	5,788
Chicago	42,297	5,502	10,234	517
Community	271	3,641	-	52
Total commercial real estate	166,533	413,546	34,666	32,732
Residential mortgages:
Chicago	59	4,741	18	214
Community	547	132,713	158	6,226
Home equity:
Chicago	719	7,373	75	155
Community	68	109,115	21	2,292
Consumer loans:
Commercial real estate	-	2	-	-
Chicago	-	1,058	-	52
Community	280	59,852	28	3,718
Unallocated:	-	-	-	4,696
Total loans	$193,737	$1,089,878	$39,191	$73,296

	Loans evaluated for impairment:		Allowance based on impairment method:
At December 31, 2010	Individually	Collectively	Individually	Collectively

Commercial
Commercial, industrial and
agricultural loans:
Commercial real estate	$9,187	$59,723	$1,218	$2,684
Chicago	14,078	21,012	3,417	883
Community	3,596	294,340	537	8,612
Economic development loans and
other obligations of state and
political subdivisions:
Community	-	8,992	-	11
Lease financing:
Community	424	-	-	-
Total commercial	27,285	384,067	5,172	12,190
Commercial real estate
Commercial mortgages:
Commercial real estate	35,210	283,692	6,198	17,654
Chicago	43,184	43,915	5,921	3,190
Community	4,507	39,784	645	675
Construction and development:
Commercial real estate	41,433	65,422	7,843	6,097
Chicago	45,179	6,765	8,915	557
Community	271	3,167		50
Total commercial real estate	169,784	442,745	29,522	28,223
Residential mortgages:
Chicago	60	4,041	17	182
Community	516	138,626	149	6,577
Home equity:
Chicago	1,021	7,520	80	147
Community	68	109,797	20	2,145
Consumer loans:
Commercial real estate	-	2	-	-
Chicago	-	1,150	-	49
Community	274	62,548	25	3,949
Unallocated:	-	-	-	7,354
Total loans	$199,008	$1,150,496	$34,985	$60,816

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, or TDRs.  There were $4,044 of TDRs at March 31, 2011, compared to $6,522 at December 31, 2010.  We have allocated $256 and $241 of specific reserves to TDRs as of March 31, 2011 and December 31, 2010, respectively.

NOTE 6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2011 and 2010:

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31, 2011

		Commercial	Residential	Home
	Commercial	Real Estate	Mortgages	Equity	Consumer	Unallocated	Total
Beginning Balance	$17,362	$57,745	$6,925	$2,392	$4,023	$7,354	$95,801
Loans charged off	(4,043)	(15,773)	(274)	(376)	(558)	-	(21,024)
Recoveries	116	288	31	6	717	-	1,158
Provision for loan losses	14,001	25,376	(66)	521	(384)	(2,658)	36,790
Allowance related to divested loans sold	-	(238)	-	-	-	-	(238)
Ending Balance	$27,436	$67,398	$6,616	$2,543	$3,798	$4,696	$112,487

Three Months Ended March 31, 2010
Beginning Balance	$88,670
Loans charged off	(40,113)
Recoveries	724
Provision for loan losses	52,700
Allowance related to divested loans sold	-
Ending Balance	$101,981

The following tables present, by class, information related to the Company’s impaired loans as of March 31, 2011:

	Recorded Investment	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized

Impaired loans with no allocated allowance:
Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$1,111	$-	$1,111	$-	$-
Chicago	2,800	-	2,809	-	-
Community	667	-	674	-	-
Economic development loans and other obligations of state and political subdivisions	-	-	-	-	-
Total commercial	4,578	-	4,594	-	-
Commercial real estate
Commercial mortgages:
Commercial real estate	4,117	-	4,258	3	-
Chicago	9,616	-	9,633	3	-
Community	1,451	-	1,832	-	-
Construction and development:
Commercial real estate	11,794	-	11,973	13	-
Chicago	683	-	1,006	-	-
Community	271	-	271	-	-
Total commercial real estate	27,932	-	28,973	19	-

Residential mortgages:
Community	37	-	37	-	-
Home equity	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total impaired loans with no allocated allowance	$32,547	$-	$33,604	$19	$-

	Recorded Investment	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
Impaired loans with allocated allowance:
Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$5,000	$1,498	$5,003	$1	$-
Chicago	11,504	1,423	12,917	1	-
Community	4,449	1,304	4,860	-	-
Economic development loans and other obligations of state and political subdivisions	-	-	-	-	-
Total commercial	20,953	4,225	22,780	2	-
Commercial real estate
Commercial mortgages:
Commercial real estate	39,550	12,359	41,886	2	-
Chicago	29,445	5,891	31,047	1	-
Community	2,083	576	2,259	-	-
Construction and development:
Commercial real estate	25,909	5,606	27,770	6	-
Chicago	41,614	10,234	43,925	11	-
Total commercial real estate	138,601	34,666	146,887	20	-

Residential mortgages:
Chicago	59	18	59	-	-
Community	510	158	512	-	-
Home equity:
Chicago	719	75	721	-	-
Community	68	21	68	-	-
Consumer loans:
Community	280	28	281	-	-
Total impaired loans with allocated allowance	$161,190	$39,191	$171,308	$22	$-

The allowance for loan losses was $112,487 at March 31, 2011, representing 8.76% of total loans, compared with $95,801 at December 31, 2010, or 7.10% of total loans and $101,981 at March 31, 2010, or 5.07% of total loans.  The allowance for loan losses to non-performing loans ratio was 59.3%, compared to 48.6% at December 31, 2010 and 45.9% at March 31, 2010.  We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making the determination.  At March 31, 2011, we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Total non-performing loans at March 31, 2011, consisting of nonaccrual loans and loans 90 days or more past due, were $189,678, a decrease of $7,337 from December 31, 2010.  Non-performing loans were 14.78% of total loans, compared to 14.60% at December 31, 2010, and 11.04% at March 31, 2010.  Non-performing assets were 17.92% of total loans and other real estate owned at March 31, 2011, compared to 17.63% at December 31, 2010 and 12.62% at March 31, 2010.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis is performed on a monthly basis.  We use the following definitions for risk ratings:

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

Loans not meeting the criteria above as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  As of March 31, 2011, and December 31, 2010, and based on the most recent analysis performed, the risk category of loans is as follows:

	March 31, 2011
	Special Mention	Substandard	Doubtful	Loss	Pass	Not Rated	Total Loans

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$15,867	$26,994	$1,498	$-	$8,588	$-	$52,947
Chicago	1,860	16,474	1,423	-	11,556	-	31,313
Community	10,601	29,428	1,304	-	246,617	-	287,950
Economic development loans and other obligations of state and political subdivisions:
Community	511	-	-	-	14,288	-	14,799
Total commercial	28,839	72,896	4,225	-	281,049	-	387,009
Commercial real estate
Commercial mortgages:
Commercial real estate	27,382	100,612	12,359	-	165,736	-	306,089
Chicago	5,716	51,437	5,891	-	17,158	-	80,202
Community	2,237	7,032	576	-	32,176	-	42,021
Construction and development:
Commercial real estate	4,372	55,743	5,606	-	34,335	-	100,056
Chicago	634	34,592	10,234	-	2,339	-	47,799
Community	947	308	-	-	2,657	-	3,912
Total commercial real estate	41,288	249,724	34,666	-	254,401	-	580,079

Residential mortgages:
Chicago	-	1,406	18	-	-	3,376	4,800
Community	117	4,746	158	-	-	128,239	133,260
Home equity:
Chicago	-	1,767	75	-	-	6,250	8,092
Community	171	1,479	21	-	-	107,512	109,183
Consumer loans:
Commercial real estate	-	-	-	-	-	2	2
Chicago	-	-	-	-	-	1,058	1,058
Community	59	933	28	16	-	59,096	60,132
Total loans	$70,474	$332,951	$39,191	$16	$535,450	$305,533	$1,283,615

	December 31, 2010
	Special Mention	Substandard	Doubtful	Loss	Pass	Not Rated	Total Loans

Commercial
Commercial, industrial and agricultural loans:
Commercial real estate	$1,720	$20,805	$1,218	$-	$45,167	$-	$68,910
Chicago	3,686	14,568	3,417	-	13,419	-	35,090
Community	12,475	22,958	537	-	261,966	-	297,936
Economic development loans and other obligations of state and political subdivisions:
Community	527	-	-	-	8,465	-	8,992
Lease financing:							-
Community	-	424	-	-	-	-	424
Total commercial	18,408	58,755	5,172	-	329,017	-	411,352
Commercial real estate
Commercial mortgages:
Commercial real estate	4,241	67,055	6,198	-	241,408	-	318,902
Chicago	5,937	58,455	5,921	-	16,786	-	87,099
Community	2,376	7,973	645	-	33,297	-	44,291
Construction and development:							-
Commercial real estate	5,335	49,516	7,843	-	44,161	-	106,855
Chicago	650	40,085	8,915	-	2,294	-	51,944
Community	983	308	-	-	2,147	-	3,438
Total commercial real estate	19,522	223,392	29,522	-	340,093	-	612,529

Residential mortgages:
Chicago	-	400	17	-	-	3,684	4,101
Community	122	1,692	149	16	-	137,163	139,142
Home equity:							-
Chicago	-	527	80	-	-	7,934	8,541
Community	171	460	20	-	-	109,214	109,865
Consumer loans:							-
Commercial real estate	-	-	-	-	-	2	2
Chicago	-	-	-	-	-	1,150	1,150
Community	72	429	25	-	-	62,296	62,822
Total loans	$38,295	$285,655	$34,985	$16	$669,110	$321,443	$1,349,504

NOTE 7. OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
Beginning Balance	$49,238
Additions	4,570
Sales	(3,233)
Write-downs	(1,871)
Other changes	(3)
Ending Balance	$48,701

NOTE 8. DEPOSITS

The following table shows deposits by category.

	March 31, 2011	December 31, 2010
Deposits:
Non-interest-bearing	$220,300	$224,184
Interest checking	255,272	286,654
Money market accounts	137,988	199,854
Savings	214,571	236,814
Time deposits of $100 or more	657,347	666,671
Other interest-bearing	363,961	375,702
	$1,849,439	$1,989,879

As of March 31, 2011, the scheduled maturities of time deposits are as follows:

Time Deposit Maturities

2011	$445,888
2012	380,486
2013	105,171
2014	23,421
2015 and thereafter	66,342

Total	$1,021,308

We had $295,788 in brokered deposits at March 31, 2011, and $341,263 at December 31, 2010.  Of the outstanding balance at March 31, 2011, $138,666 will mature during 2011, with the remaining balance maturing at various dates through 2016.

NOTE 9. INCOME TAXES

The income tax benefit for the first quarter of 2011 was $485.  The tax benefit is a result of the recognition of tax benefit due to changes in other comprehensive income.  Our income tax valuation allowance on our net deferred tax asset increased by $17,209, with $17,697 being recorded to income tax expense.  This brings our total valuation allowance at March 31, 2011 to $165,270 and represents a continuation of the full valuation allowance established at December 31, 2009.

NOTE 10. SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and totaled $21,526 at March 31, 2011 and $59,893 at December 31, 2010.

We must pledge collateral in the form of mortgage-backed securities or mortgage loans to secure Federal Home Loan Bank (FHLB) advances.  At March 31, 2011, we had sufficient collateral pledged to satisfy the collateral requirements.

NOTE 11. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:
	March 31,	December 31,
	2011	2010
Federal Home Loan Bank (FHLB) Advances Fixed maturity advances (weighted average rate of 3.08% and 2.78% as of March 31, 2011 and December 31, 2010, respectively)	$102,000	$114,000

Securities sold under repurchase agreements with maturities at various dates through 2013 (weighted average rate of 4.60% as of March 31, 2011 and December 31, 2010, respectively)	80,000	80,000

Note payable, secured by equipment, with a fixed interest rate of 7.26%, due at various dates through 2012	1,106	1,425

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 3.20%, with a maturity date of April 24, 2013 *	10,000	10,000

Subordinated debt, unsecured, with a floating interest rate equal to three- month LIBOR plus 2.85%, with a maturity date of April 7, 2014 *	4,000	4,000

Floating Rate Capital Securities, with an interest rate equal to six-month LIBOR plus 3.75%, with a maturity date of July 25, 2031, and callable effective July 25, 2011, at par **	18,557	18,557

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 3.10%, with a maturity date of June 26, 2033, and callable quarterly, at par **	35,568	35,568

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.57%, with a maturity date of June 30, 2037, and callable effective June 30, 2012, at par **	20,619	20,619

Floating Rate Capital Securities, with an interest rate equal to three-month LIBOR plus 1.70%, with a maturity date of December 15, 2036, and callable effective December 15, 2011, at par **	10,310	10,310

Senior unsecured debt guaranteed by FDIC under the TLGP, with a fixed rate of 2.625%, with a maturity date of March 30, 2012	50,000	50,000

Other	3,368	3,368
Total long-term borrowings	$335,528	$347,847

*  Interest not paid since April 2011.
** Payment of interest has been deferred since September 2009.

Securities sold under agreements to repurchase include $80,000 in fixed rate national market repurchase agreements.  These repurchase agreements have an average rate of 4.60% at March 31, 2011, with $30,000 maturing in 2012, and $50,000 maturing in 2013.  We borrowed these funds under a master repurchase agreement. The counterparty to our repurchase agreements is exposed to credit risk.  We are required to pledge collateral for the repurchase agreement and to cover the replacement value of the deal.  The amount of collateral pledged March 31, 2011, included $54,511 in cash and $34,331 in securities.

Also included in long-term borrowings are $102,000 in FHLB advances to fund investments in mortgage-backed securities, loan programs and to satisfy certain other funding needs.  Included in the long-term FHLB borrowings are $40,000 of putable advances. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  Total FHLB advances were collateralized by $177,666 of mortgage loans and securities under collateral agreements at March 31, 2011.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow additional amounts of $69,645 at March 31, 2011.

The floating rate capital securities with a maturity of July 25, 2031, are callable at par on July 25, 2011.  Unamortized origination costs for these securities were $392 at March 31, 2011.

The floating rate capital securities with a maturity date of June 26, 2033, are callable at par quarterly.  Unamortized origination costs for these securities were $775 at March 31, 2011.

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

Unsecured subordinated debt includes $4,000 of debt that has a floating rate of three-month LIBOR plus 2.85% and will mature on April 7, 2014.  We paid issuance costs of $141 and are amortizing those costs over the life of the debt.  A second issue includes $10,000 of floating rate-subordinated debt issued in April 2003 that has a floating rate of three-month LIBOR plus 3.20%, which will mature on April 24, 2013. We paid issuance costs of $331 and are amortizing those costs over the life of the debt.  Under the terms of the agreement we entered into with the Federal Reserve Bank of St. Louis in May 2010, we are required to obtain advance approval to make interest payments on this debt.

In April 2011, we elected not to make interest payments due on these two issues totaling $119 to preserve existing liquidity.   These two payments were due April 7 and April 24, 2011.  Non-payment of interest amounts due for 30 days for this debt results in an event of default whereby the trustee may institute a legal action to collect the unpaid amount of interest due, along with related legal fees, but would not have the right to accelerate the unpaid principal amount of the debt or to collect future interest payments.  Should the trustee elect to institute legal action, we would be unable to pay the amounts due without advance approval from the Federal Reserve Bank of St. Louis.

Subject to certain exceptions and limitations, we may from time to time defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent us from declaring or paying cash distributions on our common stock or debt securities that rank junior to the subordinated debenture.  In September 2009, we deferred payment on the trust preferred securities indicated in the table above.  The subordinated debt obligations of $14,000 and floating rate capital securities totaling $85,054 are obligations of the holding company, while the remainder of long-term borrowings is obligations of both the Bank and the holding company.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

The commitments and contingent liabilities not reflected in the consolidated financial statements were:

	March 31,	December 31,
	2011	2010
Commitments to extend credit	$240,591	$261,791

Standby letters of credit	9,296	10,717

Non-reimbursable standby letters of credit and commitments	460	780

NOTE 13. INTEREST RATE CONTRACTS

We are exposed to interest rate risk relating to our ongoing business operations and utilize derivatives, such as interest rate swaps and floors to help manage that risk.

In 2004, we entered into an interest rate swap agreement with a $7,500 notional amount to convert a fixed rate security to a variable rate.  This rate swap is designated as a fair value hedge.  The interest rate swap requires us to pay a fixed rate of interest of 4.90% and receive a variable rate based on three-month LIBOR.  The variable rate received was 1.00781% at March 31, 2011. The swap expires on or prior to January 5, 2016, and had a notional amount of $3,880 at March 31, 2011.

We previously offered an interest rate protection program in which we earned fee income by providing our commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates.  Under these agreements, we entered into a variable or fixed rate loan agreement with our customer in addition to a swap agreement.  The swap agreement effectively swapped the customer’s variable rate to a fixed rate or vice versa.  We then entered into a corresponding swap agreement with a third party in order to swap our exposure on the variable to fixed rate swap with our customer.  Since the swaps are structured to offset each other, changes in fair values, while recorded, have no net earnings impact.

The counterparties to our derivatives are exposed to credit risk whenever the derivatives discussed above are in a liability position.  As a result, we have collateralized the liabilities with securities and cash.  We are required to post collateral to cover the market value of the various swaps.  The amount of collateral pledged to cover the market position at March 31, 2011, was $10,160.

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

	March 31, 2011			December 31, 2010
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value

Derivatives designated as hedging instruments:
Interest rate contracts	$5,862	$(6,145)	$(283)	$6,630	$(7,008)	$(378)

Derivatives not designated as hedging instruments:
Mortgage banking derivatives	43	(10)	33	31	(149)	(118)

We did not recognize an after tax loss related to our interest rate contracts in other comprehensive income during the first quarter of 2011 or 2010.

The amount of gains and losses recognized in income and expense on our mortgage rate locks, which are derivative instruments not designated as hedging instruments, included gains of $85 and $69 in the first quarters of 2011 and 2010, respectively.

We are exposed to losses if a counterparty fails to make its payments under a contract in which we are in a receiving status.  Although collateral or other security is not obtained, we minimize our credit risk by monitoring the credit standing of the counterparties.  We anticipate that the counterparties will be able to fully satisfy their obligations under these agreements.

NOTE 14.  FINANCIAL INFORMATION OF PARENT COMPANY

A condensed, unaudited balance sheet for Integra Bank Corporation (parent holding company only) follows:
	March 31,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$1,124	$1,699
Investment in banking subsidiaries	40,532	84,643
Investment in other subsidiaries	514	503
Securities available for sale	2,554	2,554
Other assets	1,453	1,424
TOTAL ASSETS	$46,177	$90,823

LIABILITIES
Long-term borrowings	$99,054	$99,054
Dividends payable	6,792	5,747
Other liabilities	5,409	4,861

Total liabilities	111,255	109,662

SHAREHOLDERS' EQUITY
Preferred Stock	82,447	82,359
Common stock	21,045	21,053
Additional paid-in capital	217,279	217,174
Retained earnings (deficit)	(381,932)	(334,593)
Accumulated other comprehensive income (loss)	(3,917)	(4,832)
Total shareholders' equity	(65,078)	(18,839)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,177	$90,823

NOTE 15. SEGMENT INFORMATION

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

For three months ended March 31, 2011	Banking	Other	Total
Interest income	$17,561	$23	$17,584
Interest expense	7,600	797	8,397
Net interest income	9,961	(774)	9,187
Provision for loan losses	36,790	-	36,790
Other income	5,356	58	5,414
Other expense	24,041	461	24,502
Earnings (Loss) before income taxes	(45,514)	(1,177)	(46,691)
Income taxes (benefit)	(488)	3	(485)
Net income (loss)	(45,026)	(1,180)	(46,206)
Preferred stock dividends and discount accretion	-	1,133	1,133
Net income (loss) available to common shareholders	$(45,026)	$(2,313)	$(47,339)

Segment assets	$2,175,584	$4,376	$2,179,960

For three months ended March 31, 2010	Banking	Other	Total
Interest income	$25,605	$23	$25,628
Interest expense	9,984	784	10,768
Net interest income	15,621	(761)	14,860
Provision for loan losses	52,700	-	52,700
Other income	7,501	89	7,590
Other expense	22,295	198	22,493
Earnings (Loss) before income taxes	(51,873)	(870)	(52,743)
Income taxes (benefit)	-	8	8
Net income (loss)	$(51,873)	$(878)	$(52,751)
Preferred stock dividends and discount accretion	-	1,128	1,128
Net income (loss) available to common shareholders	$(51,873)	(2,006)	$(53,879)

Segment assets	$2,909,638	$2,892	$2,912,530

NOTE 16. REGULATORY CAPITAL

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

Integra Bank must maintain the minimum Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios as set forth in the table. In August 2010, Integra Bank received a Capital Directive from the OCC, requiring it to achieve and maintain a minimum Total Risk-Based Capital Ratio of at least equal to 11.5% of risk-weighted assets and a minimum Tier 1 Capital Ratio of at least equal to 8.0% of adjusted total assets, which Integra Bank has failed to do.  The Bank was also required to submit an acceptable capital restoration plan (“CRP”) to the OCC describing, among other things, how the Bank would return to the “adequately capitalized” capital category for purposes of the PCA regulations of the OCC.

As of December 31, 2010, the Bank’s regulatory capital levels placed it in the “undercapitalized” capital category for purposes of the PCA regulations of the OCC subjecting it to restrictions on payment of capital distributions and management fees, asset growth and on certain expansionary activities, including acquisitions, new branches and new lines of business.  The Bank also could no longer accept certain types of employee benefit plan deposits.

In April, the Bank was notified that the CRP it had filed was not accepted by the OCC.  As a result, under the PCA regulations, the Bank was then considered as being within the “significantly undercapitalized” capital category under the PCA regulations of the OCC. As such, the Bank became subject to additional restrictions, including restrictions on bonuses and compensation paid to senior executive officers.  The Bank can submit a revised CRP if it can produce a specific recapitalization plan that includes binding commitments or definitive agreements for the needed capital.

On April 30, 2011, the Bank filed its call report as of March 31, 2011, indicating that its regulatory capital levels would place it in the “critically undercapitalized” capital category for purposes of the PCA regulations.  Banks that are in the “critically undercapitalized” capital category are subject to additional restrictions on their activities by the FDIC.  At a minimum, the FDIC is required to prohibit critically undercapitalized banks from entering into any material transaction outside the normal course of business, extending credit for any highly leveraged transaction, amending the bank’s charter or bylaws, making any material change in accounting methods, engaging in any covered transaction, paying excessive compensation or bonuses and paying interest on new and renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a rate significantly exceeding the prevailing market rate on insured deposits.    In addition, FDICIA requires the primary federal banking regulator of a critically undercapitalized institution to act within 90 days by either appointing a receiver for the institution or taking such other action that the regulator determines would better achieve the purposes of FDICIA.

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and Integra Bank:

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		Under Capital Directive
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$(64,898)	-4.84%	$107,259	8.00%	N/A	N/A
Integra Bank	58,654	4.38%	107,179	8.00%	154,070	11.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$(64,898)	-4.84%	$53,630	4.00%	N/A	N/A
Integra Bank	40,715	3.04%	53,590	4.00%	80,384	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$(64,898)	-2.80%	$92,706	4.00%	N/A	N/A
Integra Bank	40,715	1.76%	92,531	4.00%	185,062	8.00%

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$(17,957)	-1.26%	$114,117	8.00%	N/A	N/A
Integra Bank	104,322	7.32%	114,015	8.00%	163,896	11.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$(17,957)	-1.26%	$57,058	4.00%	N/A	N/A
Integra Bank	85,529	6.00%	57,007	4.00%	85,511	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$(17,957)	-0.70%	$102,527	4.00%	N/A	N/A
Integra Bank	85,529	3.34%	102,288	4.00%	204,576	8.00%

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Certain statements made in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  Such forward-looking statements may include statements of forecasts about our financial condition and results of operation, expectations for future financial performance, and assumptions for those forecasts and expectations. We make forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives, and the adequacy of the allowance for loan losses.  Actual results might differ significantly from our forecasts and expectations due to several factors.  Some of these factors include, but are not limited to, our ability to secure binding commitments for a recapitalization of Integra Bank, the impact of the current national and regional economy (including real estate values), changes in loan portfolio composition, our access to liquidity sources, our ability to attract and retain quality customers, interest rate movements and the impact on net interest margins such movements may cause, our products and services, our ability to attract and retain qualified employees, regulatory changes, and competition with other banks and financial institutions.  Words such as “expects,” “anticipates,” “believes,” and other similar expressions, and future or conditional verbs such as “will,” “may,” “should,” “would,” and “could,” are intended to identify such forward-looking statements.  Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.  This statement is included for the express purpose of protecting us under PSLRA’s safe harbor provisions.

OVERVIEW

The net loss attributable to common shareholders for the first quarter of 2011 was $47,339, or $2.29 per share, compared to a net loss of $42,851, or $2.07 per share per share in the fourth quarter of 2010.  First quarter 2011 results included a provision for loan losses of $36,790 and loan collection and other real estate owned expenses of $4,412, compared to a provision for loan losses of $36,351 and loan collection and other real estate owned expense of $5,107 in the fourth quarter of 2010.  The net interest margin for the first quarter of 2011 was 1.95%, compared to 1.86% in the fourth quarter of 2010.

The level of the provision for loan losses again reflected the losses on commercial real estate and construction and land development loans originated out of either our former Chicago real estate lending operations or one of the commercial real estate, or CRE, loan production offices, or LPOs.  Net charge-offs were $19,866 in the first quarter of 2011, down from $35,885 in the fourth quarter of 2010.

The allowance to total loans was 8.76% at March 31, 2011 compared to 7.10% at December 31, 2010, while the allowance to non-performing loans increased to 59.30% at March 31, 2011, up from 48.63% at December 31, 2010.  The increase in the allowance for loan losses to total loans was in large part due to increases in general reserves for loans, and to a lesser degree, specific reserves for individually evaluated loans.  Net charge-offs totaled 607 basis points for the first quarter of 2011, compared to 1,007 basis points for the fourth quarter of 2010.  Non-performing loans were $189,678, or 14.78% of total loans at March 31, 2011, compared to $197,015 or 14.60% of total loans at December 31, 2010.  The decrease in non-performing loans was primarily due to a decline in the amount of additional loans being classified as non-performing, coupled with net charge-offs of $19,866. Non-performing assets decreased to $238,800 at March 31, 2011, compared to $246,582 at December 31, 2010.

Net interest income was $9,187 for the first quarter of 2011, compared to $9,342 for the fourth quarter of 2010, while the net interest margin increased 9 basis points to 1.95%.  The decline in net interest income reflects a decrease in earning assets and the related funding.  The increase in the net interest margin was primarily due to lower cash balances and lower retail funding costs.

Non interest income was $5,414 for the first quarter of 2011, compared to $8,014 for the fourth quarter of 2010.  Non interest income for the fourth quarter of 2010 included $2,147 of securities gains.

Non interest expense was $24,502 for the first quarter of 2011, compared to $24,067 for the fourth quarter of 2010.  An increase in FDIC assessments of $1,561 in the 2011 period was partially offset by decreases in loan and OREO expense of $695 and salaries and employee benefits of $591.

Commercial real estate loans, including construction and land development loans, declined 5.6%, or $32,450 to $580,079 at March 31, 2011, as compared to December 31, 2010.  Total loans declined $65,889 during the first quarter to $1,283,615, while total deposits declined $140,440 to $1,849,439 and cash and due from bank balances declined $142,005 to $288,248.  Low cost deposits, which include non-interest bearing, interest checking and savings deposits, decreased 7.7%, or $57,509 to $690,143 at March 31, 2011.  The decline in deposits included a decrease of $80,817 of Indiana public fund deposits, of which $61,782 were transaction account deposits and $19,035 were time deposit accounts.  We became ineligible for these deposits in 2011, and are transitioning them to other financial institutions.  Indiana public fund deposits remaining at March 31, 2011, totaled $40,062 and were insured by the FDIC or PDIF and were fully collateralized by pledged marketable securities.

We continued to maintain a sufficient amount of liquidity throughout the first quarter of 2011.  While our cash and due from banks levels declined $142,005, securities available for sale that are not otherwise encumbered or pledged increased $93,435 to $267,249.

Our efforts to recapitalize the Bank are ongoing.  To date, we have not been able to obtain a commitment for the funds needed to recapitalize the Bank to levels required by regulators; however, we continue to pursue such a commitment.

On April 11, 2011, we announced that the Bank had entered into definitive agreements with Old National Trust Company (ONTC) whereby ONTC will acquire the Bank’s Wealth Management and Trust business.  ONTC will acquire the business for $1,250 in cash.  Pending the sale, ONTC also agreed to provide operational assistance to Integra Bank in its wealth management and trust activities.

In April 2011, the Bank was notified that it was considered as being within the “significantly undercapitalized” capital category under the PCA regulations of the OCC. As such, the Bank became subject to restrictions on bonuses and compensation paid to senior executive officers in addition to the restrictions on the payment of capital distributions and management fees it was already subject to.

On April 30, 2011, the Bank filed its call report as of March 31, 2011, indicating that its regulatory capital levels would place it in the “critically undercapitalized” capital category for purposes of the PCA regulations of the OCC.  Banks that are in the “critically undercapitalized” capital category are subject to additional restrictions on their activities by the Federal Deposit Insurance Corporation (“FDIC”).  At a minimum, the FDIC is required to prohibit critically undercapitalized banks from entering into any material transaction outside the normal course of business, extending credit for any highly leveraged transaction, amending the bank’s charter or bylaws, making any material change in accounting methods, engaging in any covered transaction, paying excessive compensation or bonuses and paying interest on new and renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a rate significantly exceeding the prevailing market rate on insured deposits.  In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the primary federal banking regulator of a critically undercapitalized institution to act within 90 days by either appointing a receiver for the institution or taking such other action that the regulator determines would better achieve the purposes of FDICIA.

Our plans for the second quarter of 2011 include the following:

•	Pursue all available strategies to obtain an acceptable commitment to recapitalize the Bank;

•	Continue to serve our community banking customers in our core market area and take all available actions necessary to ensure the safety of their deposits;

•	Continue to reduce non-performing assets and our overall credit exposure;

•	Continue to reduce our concentration in CRE credit exposure by obtaining paydowns and payoffs; and

•	Make continual adjustments to increase profitability.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

NET INTEREST INCOME

Net interest income decreased $5,673, or 38.2%, to $9,187 for the three months ended March 31, 2011, from $14,860 for the three months ended March 31, 2010. The net interest margin for the three months ended March 31, 2011, was 1.95% compared to 2.40% for the same three months of 2010.  The yield on earning assets decreased 42 basis points to 3.71%, while the cost of interest-bearing liabilities decreased 8 basis points to 1.64%.

The primary components of the changes in margin and net interest income to the first quarter of 2011 from the first quarter of 2010 were as follows:

•
Average earning assets decreased $594,926, or 23.5%, primarily due to the branch divestitures, loan paydowns, loan payoffs and loan sales occurring throughout 2010 and 2011.  Average balances of interest bearing liabilities decreased by $461,488 and non-interest bearing deposits declined by $48,207 because of the branch divestitures, partially offsetting the loss of interest income.

•
The average yield on total securities declined 129 basis points to 2.74%.  This decrease in yield resulted primarily from a shift in the mix of the portfolio from higher rate municipal and FNMA and FHLMC securities which carry a higher risk-based capital weighting to lower yielding, zero risk-weighted GNMA and treasury securities.

•
The average rate paid on interest bearing liabilities was 1.64% for the first quarter of 2011, an 8 basis point decline from the first quarter of 2010.  Savings deposit rates decreased 45 basis points, interest-bearing checking rates decreased 35 basis points, time deposit rates declined 34 basis points and money market rates declined 31 basis points.  The branch divestitures in 2010 and the reduction in Indiana public deposits in the first quarter of 2011 had an unfavorable impact on the average rate on interest bearing liabilities as lower cost transaction deposits now make up a smaller share of total funding.  The average rate paid on sources of funds other than time and transaction deposits, which include repurchase agreements, FHLB advances and other sources, increased from 2.54% to 3.00% during the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010.  Decreases in these funding sources included $20,633 in customer repurchase agreements and $11,337 in long-term FHLB borrowings.  The average rate paid on long-term borrowings increased 0.40%, due primarily from variable rate structured repurchase agreements in the first quarter of 2010 being converted to fixed rate debt in April of 2010.

•
We elected to maintain a higher level of liquidity and increased cash position throughout 2010 and 2011 due to our financial performance.  Earnings on the liquid assets were less than the costs of the related funding, resulting in a reduction in net interest income.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For Three Months Ended March 31,	2011			2010
	Average	Interest	Yield/	Average	Interest	Yield/
EARNING ASSETS:	Balances	& Fees	Cost	Balances	& Fees	Cost
Short-term investments	$56,582	$219	1.57%	$49,760	$219	1.78%
Loans held for sale	1,604	16	4.00%	2,186	26	4.83%
Securities	523,588	3,590	2.74%	363,983	3,664	4.03%
Regulatory Stock	21,866	195	3.61%	28,716	221	3.08%
Loans	1,328,178	13,726	4.15%	2,082,099	21,672	4.18%
Total earning assets	1,931,818	$17,746	3.71%	2,526,744	$25,802	4.13%

Allowance for loan loss	(97,987)			(93,081)
Other non-earning assets	482,679			507,144
TOTAL ASSETS	$2,316,510			$2,940,807

INTEREST-BEARING LIABILITIES:

Deposits
Savings and interest-bearing demand	$506,051	$359	0.29%	$760,788	$1,289	0.69%
Money market accounts	168,593	307	0.74%	259,488	675	1.05%
Certificates of deposit and other time	1,015,506	4,826	1.93%	1,098,139	6,138	2.27%
Total interest-bearing deposits	1,690,150	5,492	1.32%	2,118,415	8,102	1.55%

Short-term borrowings	40,055	28	0.28%	60,688	45	0.30%
Long-term borrowings	347,150	2,877	3.31%	359,740	2,621	2.91%
Total interest-bearing liabilities	2,077,355	$8,397	1.64%	2,538,843	$10,768	1.72%

Non-interest bearing deposits	223,028			271,235
Other noninterest-bearing liabilities and
shareholders' equity	16,127			130,729

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$2,316,510			$2,940,807

Interest income/earning assets		$17,746	3.71%		$25,802	4.13%
Interest expense/earning assets		8,397	1.76%		10,768	1.73%
Net interest income/earning assets		$9,349	1.95%		$15,034	2.40%
Tax exempt income presented on a tax equivalent basis based on a 35% federal tax rate.
Federal tax equivalent adjustments on securities are $104 and $120 for 2011 and 2010, respectively.
Federal tax equivalent adjustments on loans are $58 and $54 for 2011 and 2010, respectively.

NON-INTEREST INCOME

Non-interest income decreased $2,176 to $5,414 for the quarter ended March 31, 2011, compared to $7,590 for the first quarter of 2010. Major contributors to the decrease in non-interest income from the first quarter of 2010 to the first quarter of 2011 are as follows:

•	Deposit service charges declined $1,468 for the first quarter of 2011, primarily due to the sale of the deposit accounts from seventeen banking centers since the first quarter of 2010.

•	The first quarter of 2011 included a $373 net loss on the sale of OREO properties, compared to a net gain of $66 during the first quarter of 2010.

•	Other-than-temporary securities impairment during the first quarter of 2010 was $210, while there were no impairment charges during the first quarter of 2011.

NON-INTEREST EXPENSE

Non-interest expense increased $2,009 to $24,502 for the quarter ended March 31, 2011, compared to $22,493 for the first quarter of 2010. Major contributors to the increase in non-interest expense from the first quarter of 2010 to the first quarter of 2011 are as follows:

•
An increase in loan and other real estate owned expense of $2,815 consisted of increases in loan collection costs of $902, other real estate owned related costs of $439, and other real estate owned writedowns of $1,474.  The increase is attributed to higher levels of other real estate owned and related expenses, expenses incurred in connection with loan workout and collection activities and loan portfolio management expenses, such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans.  Lower values on newly ordered appraisals contributed to the $1,474 of first quarter 2011 writedowns.

•
FDIC insurance premiums increased $1,662 during the first quarter of 2011.  The initial base assessment rate for the FDIC assessment is assigned by risk categories that are based mainly on the capitalization category of a bank.  The increase in the FDIC assessment was caused primarily from the Bank being in the “undercapitalized” capital category for purposes of the PCA regulations as of December 31, 2010.

•	Professional fees increased $1,509, primarily due to an increase in legal fees of $1,033.

•
Salaries and employee benefits decreased $1,982, or 21.5%, during the first quarter of 2011.  The decrease in salaries of $1,892 was mainly due to the sale of seventeen branches since the first quarter of 2010, as well as a reduction in workforce as part of our profit improvement program.

INCOME TAX EXPENSE (BENEFIT)

Income tax benefit for the first quarter of 2011 was $485, compared to an expense of $8 for the same period in 2010.

Generally, the calculation for the income tax provision or benefit does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the first quarter of 2011, this resulted in $488 of income tax benefit allocated to continuing operations.

FINANCIAL POSITION

Total assets at March 31, 2011, were $2,179,960, compared to $2,420,785 at December 31, 2010.

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

The securities portfolio represents our second largest earning asset after commercial loans and serves as a source of liquidity.  Investment securities available for sale were $514,467 at March 31, 2011, compared to $528,904 at December 31, 2010, and are recorded at their fair values.  The fair value of securities available for sale on March 31, 2011 was $4,096 lower than the amortized cost, as compared to $5,370 lower at December 31, 2010.  There was no other-than-temporary impairment on securities during the first quarter of 2011.  Additional information on an evaluation of potential securities impairment is provided in Note 4 of the Notes to the unaudited consolidated financial statements in this report.

Trading securities at March 31, 2011, consist of four pooled trust preferred securities valued at $421.  During the first quarter of 2011, we recorded net trading gains of $92.

REGULATORY STOCK

Regulatory stock includes mandatory equity securities which do not have a readily determinable fair value and are therefore carried at cost on the balance sheet.  This includes both Federal Reserve and FHLB stock.  From time-to-time, we purchase or sell shares of these dividend paying securities according to capital requirements set by the Federal Reserve or FHLB. The balance of regulatory stock was $20,337 at March 31, 2011, compared to $22,172 at December 31, 2010.

LOANS HELD FOR SALE

Loans held for sale consist of residential mortgage loans sold to the secondary market and are valued at the lower of cost or market in the aggregate.

LOANS

Loans at March 31, 2011, totaled $1,283,615 compared to $1,349,504 at year-end 2010, reflecting a decrease of $65,889, or 4.9%.  The decrease was driven primarily by decreases in commercial real estate and construction and development loans of $32,450, commercial, industrial and agricultural loans of $29,726, residential mortgage loans of $5,183, consumer loans of $2,782, and home equity lines of credit, or HELOC loans, of $1,131.  Charge-offs made up $21,024, or 31.9% of this decrease.

Commercial loan average balances for the first quarter of 2011 decreased $73,534, or 27.6% annualized from the fourth quarter of 2010.  The decrease in average commercial loans during the first quarter of 2011 included decreases in commercial real estate, including commercial construction and land development loans of $60,824 or 30.8% annualized.  Commercial and industrial loan average balances decreased $12,710 or 18.5% annualized.

Our non-owner occupied commercial real estate, or CRE portfolio, originated from three areas, with $408,965 being formerly managed by our commercial real estate team headquartered in Greater Cincinnati, Ohio, our CRE line of business, $130,230 managed by our Chicago region and the remainder managed in our community banking markets.  Our largest property-type concentration is in retail projects at $143,494, or 24.5%, of the total CRE portfolio, which includes direct loans and participations in larger loans primarily for stand-alone retail buildings.  Our second largest concentration is multifamily at $113,042, or 19.3%, of the total CRE portfolio.  Our third largest concentration is for land acquisition and development at $88,182, or 15.1%, of the total, which represents both commercial development and residential development.  Finally, our fourth largest concentration at $60,714, or 10.4%, is to the single-family residential and construction category, 77.3% of which is in the Chicago area.  No other category exceeds 10% of the CRE portfolio.  Of the total non-owner occupied CRE portfolio, 26.7%, or $156,488 is classified as construction.  At March 31, 2011, $264,531, or 45.2%, of the CRE portfolio is located in our core market states of Indiana, Kentucky, and Illinois.  The three largest concentrations outside of our core market states are $175,847, or 30.0%, located in Ohio, $26,690 or 4.6%, located in Florida, and $21,672, or 3.7%, located in Tennessee.  Non-owner occupied CRE non-performing loans in our core market states of Indiana, Kentucky, and Illinois totaled $88,762 at March 31, 2011, with another $32,651 located in Ohio, $22,527 located in Florida and $8,574 located in Tennessee.  We do not provide non-recourse financing.

The reduction in size of our loan portfolio, including the decline in CRE loans, coupled with continued planned declines in our indirect consumer and residential mortgage loan portfolios and sale of consumer and commercial loans in branch sale transactions, has resulted in a small decline in our CRE concentration risk.  The balance in our non-owner occupied CRE portfolio decreased from $618,873, or 45.9% of the total loan portfolio at December 31, 2010, to $585,434 or 45.6% of the total portfolio at March 31, 2011.

The change in our non-owner occupied CRE portfolio from 2007 to current is attributable, in part, to the disruption of the permanent financing market, which made it more difficult for borrowers to refinance completed and stabilized projects on a permanent basis.  During the third quarter of 2008, we discontinued pursuing new non-owner occupied CRE opportunities, regardless of property type, as additional stress to the portfolio of this product became apparent.  While exiting the CRE line of business all together, we have been reducing our current CRE exposure through the sale of performing and nonperforming loans, not making any new commitments, and incenting our customers and relationship managers to reduce their outstandings ahead of their prescribed maturities and increasing our yields as pricing opportunities arise.

CRE loan balances in Chicago were $128,001 at March 31, 2011 compared to $139,043 at December 31, 2010.  CRE balances from our former CRE line of business in Cincinnati, Ohio area were $406,145 at March 31, 2011 compared to $425,757 at December 31, 2010.

Residential mortgage loan average balances declined $6,703, or 28.2% on an annualized basis during the first quarter of 2011.  We expect the balance of residential mortgage loans will continue to decline, because we sell the majority of new originations to a private label provider on a servicing released basis.  We evaluate our counterparty risk with this provider on a quarterly basis by evaluating their financial results and the potential impact to our relationship with them of any declines in financial performance.  If we were unable to sell loans to this provider, we would seek an alternate provider and record new loans on our balance sheet until one was found, impacting both our liquidity and our interest rate risk.  We have never had a strategy of originating sub prime or Alt-A mortgages, option adjustable rate mortgages or any other exotic mortgage products.   The impact of private mortgage insurance is not material to our determination of loss factors within the allowance for loan losses for the residential mortgage portfolio.  Loans with private mortgage insurance comprise only a portion of our portfolio and the coverage amount typically does not exceed 10% of the loan balance.

HELOC loan average balances decreased $2,405, or 8.0% annualized from the fourth quarter 2010.  HELOC loans are generally collateralized by a second mortgage on the customer’s primary residence.

The average balance of indirect consumer loans declined $993, or 21.7% annualized during the first quarter of 2011, as expected, since we exited this line of business in December 2006.  These loans are to borrowers located primarily in the Midwest and are generally secured by recreational vehicle or marine assets.  Indirect loans at March 31, 2011, were $16,856 compared to $17,963 at December 31, 2010.  The average balance of direct consumer loans decreased $2,394, or 10.1% annualized during the first quarter of 2011.

Loans delinquent 30-89 days were $32,807, or 2.56% of our portfolio at March 31, 2011, an increase of $13,184 from December 31, 2010. Delinquent loans include $23,208 of CRE loans, or 4.00% of that portfolio, $2,853 of C&I loans, or 0.77% of that portfolio, $5,178 of residential mortgage loans, or 3.75% of that portfolio, and $1,568 of consumer and home equity loans, or 0.88% of that portfolio.  Of the delinquent CRE loans, $20,536, or 62.6%, are located in the Commercial Real Estate Group and $2,356, or 7.2%, are located in Chicago.

Shared national credits, which are any loans or loan commitments of at least $20,000 that are shared by three or more supervised institutions, totaled $32,925 at March 31, 2011.  Of this amount, $9,262, or 28.1%, was classified as non-performing.

LOAN PORTFOLIO
	March 31,	December 31,
	2011	2010
Commercial, industrial and agricultural loans	$372,210	$401,936
Economic development loans and other obligations of state and political subdivisions	14,799	8,992
Lease financing	-	424
Commercial mortgages	428,312	450,292
Construction and development	151,767	162,237
Residential mortgages	138,060	143,243
Home equity lines of credit	117,275	118,406
Consumer loans	61,192	63,974
Total loans	1,283,615	1,349,504

ASSET QUALITY

The allowance for loan losses is the amount that, in our opinion, is adequate to absorb probable incurred loan losses as determined by the ongoing evaluation of the loan portfolio.  Our evaluation is based upon consideration of various factors including growth of the loan portfolio, an analysis of individual credits, loss data over an extended period with heavier weighting in the most recent two year period, adverse situations that could affect a borrower’s ability to repay, prior and current loss experience, the results of recent regulatory examinations, and current economic conditions.

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

The allowance for loan losses was $112,487 at March 31, 2011, representing 8.76% of total loans, compared with $95,801 at December 31, 2010, or 7.10% of total loans.  The allowance for loan losses to non-performing loans ratio was 59.3%, compared to 48.6% at December 31, 2010.  The increases in the allowance for loan losses was in large part due to increases in general reserves for loans resulting primarily from higher historical charge off levels, and to a lesser degree, specific reserves for loans evaluated individually.  We do not target specific allowance to total loans or allowance to non-performing loan percentages when determining the adequacy of the allowance, but we do consider and evaluate the factors that go into making that determination.  At March 31, 2011, we believe that our allowance appropriately considers the expected loss in our loan portfolio.  The provision for loan losses was $36,790 for the three months ended March 31, 2011, compared to $52,700 for the three months ended March 31, 2010.

The provision of $36,790 exceeded net charge-offs of $19,866 by $16,924 during the first quarter of 2011 and was again primarily attributed to CRE or construction and land development loans originated out of either our former Chicago lending operations or one of the former CRE LPOs.  Annualized net charge-offs to average loans were 6.07% for the quarter, compared to 7.67% for the first quarter of 2010.  Net charge-offs during the first quarter of 2011 included $15,485 of CRE loans, $3,927 of C&I loans, and $370 of HELOC loans, while the remaining $84 came from various other loan categories.  Charge-offs from the Chicago portfolio totaled $7,908, while charge-offs from the CRE group’s loan portfolio totaled $9,351.  The majority of the charge-offs from Chicago and the CRE group relates to the residential development and construction area.  The largest charge-off this quarter was for a partial charge down of $1,813 secured by commercial real estate construction for land acquisition purposes located in Northern Ohio. The second largest charge-off was another partial charge down of $1,573 which was secured by a commercial real estate retail project in Tennessee. The third largest charge-off was for $1,389 and was associated with a commercial real estate project in the Chicago market in which the borrower recently filed bankruptcy.  We also experienced one charge-off in Florida for $1,350 and another $1,150 charge-off in Ohio.  More than 56% of our charge-offs during the first quarter of 2011 were covered by specific reserves within the allowance for loan losses at December 31, 2010.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
	Three Months Ended
	March 31,
	2011	2010
Beginning Balance	$95,801	$88,670
Loans charged off	(21,024)	(40,113)
Recoveries	1,158	724
Provision for loan losses	36,790	52,700
Allowance related to divested loans sold	(238)	-
Ending Balance	$112,487	$101,981

Percent of total loans	8.76%	5.07%

Annualized % of average loans:
Net charge-offs	6.07%	7.67%
Provision for loan losses	11.23%	10.27%

At March 31, 2011, a relationship with a total balance of $12,800 secured by land acquisition commercial real estate for residential construction purposes located in Chicago was our largest non-performing loan. The second largest non-performing loan or relationship with a balance of $10,673 is to a Chicago area builder secured by multiple land acquisition properties for residential construction purposes. The third largest non-performing relationship at March 31, 2011, had an outstanding balance of $9,900 and is secured by undeveloped raw land located in Florida. The fourth largest non-performing loan with a balance of $9,663 is secured by mix use commercial real estate properties in Ohio.

The majority of the remainder of our commercial non-performing loans is secured by one or more residential properties arising from our Chicago or CRE areas, typically at an 80% or less loan to value ratio at inception.  The Chicago residential real estate market has continued to experience less sales activity than was originally anticipated.  However, while the Chicago market has experienced a decline in housing prices, according to published data, the decline has been less than the decline in the Case-Schiller composite index for the top 20 metropolitan markets.  The Case-Schiller index of residential housing values shows a decline in the value of Chicago single-family residential properties of 32.8% from the peak of the index in September 2006 to the most recent index for February, as published in April 2011.  The Zillow index for the fourth quarter of 2010 shows a decline of 33.2% from its peak during the second quarter of 2006.  On a year over year basis, the Zillow index shows a decline of 32.0% for all homes, with a 40.4% decline for single family housing and a 25.4% decline for condominiums.  Information we gained by reviewing new appraisals for existing loans has been consistent generally with the declines indicated by the Case-Schiller and Zillow indices.  If sales levels and values in Chicago remain depressed, it is likely that we would experience further losses.

Occasionally, we may agree to modify contractual terms of a borrower’s loan. In such cases, where modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructure (TDR). Loans modified in a TDR are generally placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which requires the borrower to demonstrate performance in accordance to the restructured terms for six months or more. At March 31, 2011, loans fitting this description totaled $4,044. At December 31, 2010, loans modified in a TDR, totaled $6,522.

Impaired loans including TDRs totaled $193,737 at March 31, 2011, compared to $199,008 at December 31, 2010.  A total of $154,546 of impaired loans at March 31, 2011 had a related allowance for loan loss, compared to $164,023 at December 31, 2010.  The allowance for loan losses for impaired loans included in the allowance for loan losses was $39,191 at March 31, 2011, compared to $34,985 at December 31, 2010.

OREO decreased to $48,701 at March 31, 2011, compared to $49,238 at December 31, 2010.  Total non-performing assets decreased to $238,800 at March 31, 2011, compared to $246,582 at December 31, 2010.  The ratio of non-performing assets to total loans and other real estate owned increased to 17.92% at March 31, 2011, compared to 17.63% at year end 2010.  Approximately 52%, or $123,088, of our total non-performing assets are in our Chicago region.  These assets represent more than 68% of the total assets in this region.

Total non-performing loans at March 31, 2011, consisting of non-accrual and loans 90 days or more past due, were $189,678, a decrease of $7,337 from December 31, 2010.  Non-performing loans were 14.78% of total loans, compared to 14.60% at December 31, 2010.  Of the non-performing loans, $159,497 are in our commercial real estate portfolio and $25,922 are commercial and industrial, while the balance of $4,259 consists of homogenous 1-4 family residential and consumer loans.  Total non-performing CRE loans at March 31, 2011 totaled $159,497, of which $39,318 was for residential real estate related projects. Of this total, $34,466 was from Chicago and $3,265 from our CRE line of business.  The Chicago non-owner occupied commercial real estate portfolio had commitments of $130,599 and outstanding balances of $130,230 at March 31, 2011.  The Chicago portfolio made up 51% and 52% of our total non-performing loans and non-performing assets respectively at March 31, 2011.  Non-owner occupied real estate within the CRE line of business had commitments of $438,549 and outstanding balances of $408,965 at March 31, 2011.  This portfolio made up 43% of both our total non-performing loans and non-performing assets respectively at March 31, 2011. Chicago and the CRE line of business make up 13.5% and 35.8% of total outstanding loans.

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

•
We shifted the credit analysis effort for our Chicago portfolio from Chicago and our CRE loan production offices formerly originated by our Greater Cincinnati LPO to our centralized Business Service Center in Evansville.

•	We have exited the CRE line of business within the Chicago and Greater Cincinnati LPO.

•	We have added additional loan workout specialists to our Chicago and CRE group and transitioned our relationship managers to assist with an orderly exit strategy similar to our steps taken in Chicago.

Listed below is a comparison of non-performing assets.

	March 31,	December 31,
	2011	2010
Nonaccrual loans	$184,012	$196,942
90 days or more past due loans	5,666	73
Total non-performing loans	$189,678	197,015
Trust preferred held for trading	421	329
Other real estate owned	48,701	49,238
Total non-performing assets	$238,800	$246,582

Ratios:
Non-performing Loans to Loans	14.78%	14.60%
Non-performing Assets to Loans and Other Real Estate Owned	17.92%	17.63%
Allowance for Loan Losses to Non-performing Loans	59.30%	48.63%

Changes in other real estate owned were as follows for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
Beginning Balance	$49,238
Additions	4,570
Sales	(3,233)
Write-downs	(1,871)
Other changes	(3)
Ending Balance	$48,701

DEPOSITS

Total deposits were $1,849,439 at March 31, 2011, compared to $1,989,879 at December 31, 2010, a decrease of $140,440.  This decrease was mainly due to a decrease of $80,817 in Indiana public fund deposits and $45,475 in brokered time deposits.  As disclosed previously, when the Bank was considered to be in the “undercapitalized” capital category for PCA purposes as of December 31, 2010, it became ineligible to accept new Indiana public fund deposits.  Existing time accounts may be held to maturity, while transaction accounts are being transitioned to other eligible financial institutions.  As of March 31, 2011, we had $40,062 in deposits from public fund entities based in the State of Indiana, compared to $120,879 at December 31, 2010.

Average balances of deposits for the first quarter of 2011, as compared to the fourth quarter ended December 31, 2010, included decreases in brokered time deposits of $71,678, public fund time deposits of $58,907, money market accounts of $47,080, interest checking accounts of $12,703, savings accounts of $11,872, and non-interest bearing demand deposits of $7,698 and an increase in retail certificates of deposit of $23,971.

In the past, we had used brokered certificate of deposits to diversify our sources of funding, extend our maturities and improve pricing at certain terms as compared to local market pricing pressure.  When the Bank’s regulatory capital levels placed it in the “adequately capitalized” capital category for PCA purposes, it could no longer obtain new brokered funds as a funding source and became subject to rate restrictions that limit the amount that can be paid on all types of retail deposits.  The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points.  The Bank’s current rates all fall below the national rate cap limits.  We designed a product that established a new source for retail deposits in which we entered a non-brokered deposit program where we utilized deposit listing service companies as an alternative source of funds to replace the use of brokered deposits.  These deposits consist solely of time deposits.  At March 31, 2011, they totaled $206,150, had a weighted average rate of 1.43%, and had a remaining weighted average maturity of 13 months.

SHORT-TERM BORROWINGS

Short-term borrowings totaled $21,526 at March 31, 2011, a decrease from $59,893 at December 31, 2010. Short-term borrowings consist of securities sold under agreements to repurchase, which are collateralized transactions acquired in national markets as well as from our commercial customers as a part of a cash management service.

At March 31, 2011, we had availability from the FHLB of $69,645, and availability of $86,703 under the Federal Reserve secondary credit program.

LONG-TERM BORROWINGS

Long-term borrowings have original maturities greater than one year and include long-term advances from the FHLB, securities sold under repurchase agreements, term notes from other financial institutions, the FDIC guaranteed note issued under the TLGP, floating rate unsecured subordinated debt and trust preferred securities.  Long-term borrowings decreased to $335,528 at March 31, 2011,  from $347,847 at December 31, 2010.

We continuously review our liability composition.  Any modifications could adversely affect our profitability and capital levels over the near term, but would be undertaken if we believe that restructuring the balance sheet will improve our interest rate risk and liquidity risk profile on a longer-term basis.

CAPITAL EXPENDITURES

There are no material contractual commitments for future capital expenditures at March 31, 2011.

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

	March 31,	December 31,
	2011	2010
Commitments to extend credit	$240,591	$261,791

Standby letters of credit	9,296	10,717

Non-reimbursable standby letters of credit and commitments	460	780

There have been no material changes in off-balance sheet arrangements and contractual obligations since December 31, 2010.

CAPITAL RESOURCES AND LIQUIDITY

We and Integra Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory actions and generate the possibility of additional actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.  Under capital adequacy guidelines and the PCA regulatory framework, a bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

Integra Bank must maintain the minimum Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios as set forth in the table. In August 2010, Integra Bank received a Capital Directive from the OCC requiring it to achieve and maintain a minimum Total Risk-Based Capital Ratio of at least equal to 11.5% of risk-weighted assets and a minimum Tier 1 Capital Ratio of at least equal to 8.0% of adjusted total assets, which Integra Bank has failed to do.  The Bank was also required to submit an acceptable capital restoration plan (“CRP”) to the OCC describing, among other things, how the Bank would become “adequately capitalized” for purposes of the PCA regulations of the OCC.

As of December 31, 2010, the Bank’s regulatory capital levels placed it in the “undercapitalized” category for purposes of the Prompt Corrective Actions (“PCA”) regulations of the OCC subjecting it to restrictions on payment of capital distributions and management fees, asset growth and on certain expansionary activities, including acquisitions, new branches and new lines of business.  The Bank also could no longer accept certain types of employee benefit plan deposits.

In April, the Bank was notified that the CRP it had filed was not accepted by the OCC.  As a result, under the PCA regulations, the Bank was then considered as being within the “significantly undercapitalized” capital category under the PCA regulations of the OCC. As such, the Bank became subject to additional restrictions including restrictions on bonuses and compensation paid to senior executive officers.  The Bank can submit a revised CRP if it can produce a specific recapitalization plan that includes binding commitments or definitive agreements for the needed capital.

On April 30, 2011, the Bank filed its call report as of March 31, 2011, indicating that its regulatory capital levels would place it in the “critically undercapitalized” capital category for purposes of the PCA regulations.  Banks that are in the “critically undercapitalized” capital category are subject to additional restrictions on their activities by the FDIC.  At a minimum, the FDIC is required to prohibit critically undercapitalized banks from entering into any material transaction outside the normal course of business, extending credit for any highly leveraged transaction, amending the bank’s charter or bylaws, making any material change in accounting methods, engaging in any covered transaction, paying excessive compensation or bonuses and paying interest on new and renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a rate significantly exceeding the prevailing market rate on insured deposits.    In addition, FDICIA requires the primary federal banking regulator of a critically undercapitalized institution to act within 90 days by either appointing a receiver for the institution or taking such other action that the regulator determines would better achieve the purposes of FDICIA.

The amount of dividends which our subsidiaries may pay is governed by applicable laws and regulations.  For Integra Bank, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Banking Act) plus retained net profits for the preceding two years, subject to the capital requirements discussed above.  As of March 31, 2011, Integra Bank did not have any retained earnings available for distribution in the form of dividends to the holding company.  Further, under the Capital Directive, the Bank is currently prohibited from paying any dividends.

The following table presents the actual capital amounts and ratios for us, on a consolidated basis, and the Bank:

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		Under Capital Directive
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$(64,898)	-4.84%	$107,259	8.00%	N/A	N/A
Integra Bank	58,654	4.38%	107,179	8.00%	154,070	11.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$(64,898)	-4.84%	$53,630	4.00%	N/A	N/A
Integra Bank	40,715	3.04%	53,590	4.00%	80,384	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$(64,898)	-2.80%	$92,706	4.00%	N/A	N/A
Integra Bank	40,715	1.76%	92,531	4.00%	185,062	8.00%

					Minimum
			Minimum Ratios For Capital		Capital Ratios
	Actual		Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$(17,957)	-1.26%	$114,117	8.00%	N/A	N/A
Integra Bank	104,322	7.32%	114,015	8.00%	163,896	11.50%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$(17,957)	-1.26%	$57,058	4.00%	N/A	N/A
Integra Bank	85,529	6.00%	57,007	4.00%	85,511	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$(17,957)	-0.70%	$102,527	4.00%	N/A	N/A
Integra Bank	85,529	3.34%	102,288	4.00%	204,576	8.00%

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

For Integra Bank, the primary sources of short-term asset liquidity have been cash, federal funds sold, interest-bearing deposits with other financial institutions, retail and public fund customer deposits and securities classified as available for sale. In addition to these sources, short-term asset liquidity is provided by scheduled principal paydowns and maturing loans along with monthly cash flows from mortgage backed securities and maturing securities. We continuously monitor our current and prospective business activity in order to design maturities of specific categories of loans and investments that are in line with specific types of deposits and borrowings.  The balance between these sources and the need to fund loan demand and deposit withdrawals is monitored under our Capital Markets Risk Policy. We may also utilize Integra Bank’s borrowing capacity with the FHLB and sell investment securities and loans.

Our cash and due from banks balances decreased in the first quarter of 2011, in large part because of the required outflow of the Indiana Public Fund deposits.  After the Bank was considered to be in the “undercapitalized” capital category for purposes of the PCA regulations, we were notified that it became ineligible to accept new Indiana public fund deposits and had 60 days to divest of the transaction account balances.  Existing time accounts may be held to maturity.  We began the process of divesting these deposits in the first quarter of 2011.  As of March 31, 2011, we had $40,062 in deposits from public fund entities based in the State of Indiana, consisting of $17,565 of transaction accounts and $22,497 of time deposit balances.  This represents a decline of $80,817 over the December 31, 2010 balances of $120,879 in deposits from Indiana public fund entities.  The Indiana Board for Depositories has provided an extension for another 60 days to assist in an orderly divestment of the balances in the transaction accounts.  Cash and due from banks were $288,248 at March 31, 2011, as compared to $430,253 at December 31, 2010.  The decline in cash balances was largely offset by an increase in unencumbered securities available for sale of $93,435.

The decline in the Bank’s capital levels has restricted us from using sources of funds we would normally have used.  Once the Bank was considered to be in the “adequately capitalized” capital category, it became restricted from accepting new brokered deposits and became subject to rate restrictions that limited the rate of interest we could pay on retail deposits. The maximum rates we were allowed to pay on all types of retail deposits continued to be limited to the national average rate plus 75 basis points.  We continue to monitor the rates we are currently paying against the national rate caps and all rates remain within those caps.  We designed a product that established a new source for retail deposits that significantly mitigated the risk associated with potential deposit runoff associated with the rate restriction requirements.  During the second quarter of 2010, we entered a non-brokered deposit program where we utilized deposit listing service companies as an alternative source of funds to replace the use of brokered deposits.  We continue to utilize this program during the first quarter of 2011.  Total time deposits for this source totaled $206,150 at March 31, 2011, with a weighted average rate of 1.43%, and a remaining weighted average maturity of 13 months.

The Transaction Account Guarantee (TAG) program provided unlimited insurance coverage through December 31, 2010 on non-interest bearing transaction accounts, IOLTAs, and NOW accounts bearing an interest rate of 0.25% or less.  As part of the Dodd-Frank Act, the TAG program was replaced by a final rule that provides unlimited insurance coverage on non-interest bearing transaction accounts until December 31, 2012.  IOLTA accounts were subsequently added to the unlimited insurance coverage.  The Dodd-Frank Act also made permanent the extension of the $250 per depositor insurance coverage, which was increased from the $100 limit.

At both March 31, 2011 and December 31, 2010, short-term investments were $56,559; all of which were pledged. Additionally, at March 31, 2011, we had in excess of $267,249 as compared to $173,814 at December 2010 in unencumbered securities available for repurchase agreements or liquidation.  At March 31, 2011, Integra Bank was eligible for over $69,645 in additional borrowing capacity with the FHLB and had in excess of $86,703 with the Federal Reserve Bank under the secondary credit program.

Integra Bank participated in the TLGP debt program and issued a $50,000 aggregate principal amount FDIC guaranteed note during the first quarter 2009.  This senior unsecured note is due in 2012 and carries an interest rate of 2.625%.

Liquidity at the holding company level has historically been provided by dividends from Integra Bank, cash balances, liquid assets, and proceeds from capital market transactions.   Because of its recent losses, the Bank cannot pay any dividends to us.  Given our need to recapitalize the Bank, it is highly unlikely that we will pay dividends in the foreseeable future.  At March 31, 2011, the cash balance held by the parent company was $1,124.

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

We also have two issues of unsecured subordinated debt totaling $14,000.  Under the terms of the agreement we entered into with the Federal Reserve Bank of St. Louis in May 2010, we are required to obtain advance approval to make interest payments on this debt.

In April 2011, we stopped making interest payments on these two issues to preserve existing liquidity.  Non-payment of interest amounts due for 30 days for this debt results in an event of default whereby the trustee may institute a legal action to collect the unpaid amount of interest due, along with related legal fees, but would not have the right to accelerate the unpaid principal amount of the debt or to collect future interest payments.  Should the trustee elect to institute legal action, we would be unable to pay the amounts due without advance approval from the Federal Reserve Bank of St. Louis.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4:  Controls and Procedures

As of March 31, 2011, based on an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of our business.  We do not expect that any of those legal proceedings would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  The first four risk factors in the Annual Report on Form 10-K entitled, “We May Not Be Able to Continue to Operate as a Going Concern,” “Failure to Comply With Bank Regulatory Agreements and Directives Will Have a Material Adverse Effect on Our Business,” “We are Required to Raise Additional Capital, but That Capital May Not Be Available,” and “Our Holding Company Debt and Preferred Stock Makes it Difficult to Raise Capital” are deleted in their entirety and replaced by the following risk factor.  In addition, the risk factor entitled “Our common stock may not qualify for continued listing on the Nasdaq Capital Market after June 27, 2011” is deleted.

Unless We Enter into Definitive Agreements to Recapitalize the Bank in the Very Near Future,  We Will Not be Able to Operate as a Going Concern.

We have reported total losses attributable to common shareholders of $430.1 million for 2008 through 2010 and a loss of $47.3 million in the first quarter of 2011.  These losses have caused our shareholders’ equity to decline to a negative $65.1 million at March 31, 2011 and the Bank’s regulatory capital to decrease substantially.  Since May 2009, we and the Bank are subject to agreements, capital directives and other requirements imposed by federal banking regulators due to our financial difficulties.

On April 30, 2011, the Bank filed its call report as of March 31, 2011, indicating that its regulatory capital levels have now fallen below the levels required for it to remain in the “significantly undercapitalized” capital category under the PCA regulations of the OCC.  We expect the Bank will be notified by the OCC that it is considered to be in the “critically undercapitalized” capital category for purposes of the PCA regulations.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the primary federal banking regulator of a critically undercapitalized institution to act within 90 days by either appointing a receiver for the institution or taking such other action that the regulator determines would better achieve the purposes of FDICIA.

We have been pursuing numerous alternatives to recapitalize the Bank since the third quarter of 2009.  We engaged an investment banking firm with expertise in the financial services sector to advise us on our strategic opportunities and have had numerous discussions with possible investors and other interested parties, but we have not achieved our objective of recapitalizing the Bank.

Our efforts to raise capital have been adversely impacted by our capital structure which includes subordinated debt obligations of $99.1 million and the Treasury preferred stock with a liquidation preference of $83.6 million at March 31, 2011.  These obligations rank senior to the right of holders of our common stock.  Any investor in or purchaser of the Company would effectively assume the outstanding liability on the debt and be required to repay or restructure the Treasury preferred stock in addition to the amount of funds such investors or purchaser would need to recapitalize the Bank.  We intend to continue to pursue all available alternatives to effect a recapitalization of the Bank.  As of March 31, 2011, the additional amount of capital required to recapitalize the Bank to the levels required by the OCC was approximately $144.3 million.

If we do not enter into a definitive agreement to effect a recapitalization on terms satisfactory to the OCC within the very near future, the OCC will be required under FDICIA to appoint the FDIC as receiver for the Bank, unless the OCC determines such action would not achieve the purpose of the PCA regulations.  If the Bank is placed into FDIC receivership, our entire investment in the Bank will be lost and we will not be able to continue as a going concern.

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
May 2, 2011

/s/ Michael B. Carroll
Chief Financial Officer
May 2, 2011